Form 10-K
period 2004-12-31
FAVRILLE INC
filed 2005-03-31
CIK 1285701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-51134

Favrille, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0892797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10421 Pacific Center Court, Suite 150
San Diego, CA 92121

(Address of principal executive offices, including zip code)

(858) 526-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the Nasdaq National Market on March 18, 2005 was $38,602,869, based on a closing price of $5.49 per share, excluding 13,270,433 shares of the registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 18, 2005.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. The registrant has elected to use March 18, 2005 as the calculation date, as on June 30, 2004 (the last business day of the registrant’s second fiscal quarter) the registrant was a privately held concern.

As of March 18, 2005, there were 20,301,921 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FAVRILLE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Factors That May Affect Future Operating Results” and elsewhere in this Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.            Business

Overview

We are a biopharmaceutical company focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. FavId entered a pivotal Phase 3 clinical trial in follicular B-cell NHL in July 2004.

The American Cancer Society estimates that 56,390 people will be diagnosed with NHL in the United States in 2005, and the National Cancer Institute, or NCI, has most recently estimated that approximately 332,000 patients suffer from this disease. Approximately 85% of NHL patients have B-cell NHL. We believe that approximately half of these patients have the slow-growing, or indolent, form of the disease. The majority of the remaining patients have a faster growing form of the disease, commonly referred to as aggressive NHL.  Only half of these are cured with currently available standards of care.  A number of therapies are used to treat indolent B-cell NHL, including Rituxan, which had sales in the United States of approximately $1.6 billion in 2004 for indolent B-cell NHL and other indications. Despite the benefits of current therapies, patients with indolent B-cell NHL still relapse following treatment, and the disease is considered to be incurable.

Our lead product candidate, FavId, is being developed to be used following treatment with existing standards of care to extend time to disease progression, or TTP, in patients with B-cell NHL. Our Phase 3 clinical trial is designed to evaluate FavId’s ability to extend the time to disease progression, in patients with follicular B-cell NHL, following treatment with Rituxan. We believe this regimen will provide patients with B-cell NHL the option of an all-biologic therapy that avoids many of the side effects associated with chemotherapy. To date, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials involving over 120 patients. Preliminary results from these trials suggest that FavId can induce remissions when used alone and may increase TTP following treatment with Rituxan.

Researchers have been conducting clinical trials of active immunotherapies in patients with B-cell NHL for more than a decade. The results of clinical trials at the Stanford University Medical Center and the NCI suggest that active immunotherapies similar to FavId, when used following chemotherapy, may induce long-term remission and improve survival time among indolent B-cell NHL patients. Despite the promising results of these trials, we believe manufacturing limitations have hindered commercialization of these immunotherapies. We believe that our proprietary technology will enable us to manufacture FavId in a timely and cost-effective manner and will therefore allow us to offer a treatment option not currently available to physicians and patients.

We believe FavId may be effective in treating other types of B-cell NHL. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2005. One of these clinical trials will be conducted under a separate physician-sponsored IND in the United States. A second of these will be conducted as a physician-sponsored clinical trial in Switzerland. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology will enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases, with an initial focus on multiple sclerosis. We are currently developing a second product candidate, FAV-201, for the treatment of T-cell lymphoma and intend to initiate a Phase 1/2 clinical trial evaluating the safety and preliminary efficacy of FAV-201 in the second half of 2005. We have retained exclusive worldwide commercialization rights to all of our product candidates.

The Immune System

The immune system is the body’s major defense against foreign pathogens, such as viruses and bacteria. The principal cells that make up the immune system are termed white blood cells. A subset of white blood cells known as lymphocytes is essential in generating an effective immune response to disease-causing agents. Lymphocytes consist primarily of B-cells and T-cells, which normally recognize and respond to antigens found within proteins derived from foreign pathogens. The B-cell receptor that recognizes an antigen is called an antibody. Once B-cells recognize antigens, they initiate a sequence of events that results in the immune system’s production of large amounts of antibodies specific to that antigen. These antibodies then circulate throughout the body and bind to their target antigen, thereby flagging pathogens for destruction. This type of immune response is known as the antibody-based, or humoral, immune response.

T-cells are responsible for carrying out what is known as the cell-mediated immune response. T-cell receptors recognize antigens presented on the surface of other cells. When a T-cell recognizes its target, it responds in one of two ways. Either it destroys the target directly, or it produces a variety of proteins that cause the growth and activation of itself and other T-cells and B-cells, which can then destroy the target.

Although any one B-cell or T-cell can recognize and respond to only a single antigen, the human immune system has evolved such that the collective B-cell and T-cell populations can respond to virtually every possible foreign pathogen that a person may encounter in his or her lifetime. Furthermore, the humoral and cell-mediated immune responses have an additional feature of “memory,” which enables B-cells and T-cells to recall an interaction with a foreign antigen and to respond to this antigen in a more rapid and aggressive fashion in the future.

The immune system is generally very effective in destroying pathogens that it recognizes as foreign. For this reason, a properly functioning immune system is highly regulated to ensure that its destructive power is not directed against normal tissue. If this regulation breaks down, an immune response may be generated against normal tissue, which can lead to autoimmune diseases, such as multiple sclerosis, rheumatoid arthritis and lupus. In the case of cancer, this strict regulation of the immune system may prevent an effective immune response from being mounted because of the body’s inability to distinguish the cancer as foreign. Researchers believe that teaching the immune system to recognize the proteins associated with cancer cells as foreign will enable the immune system to identify and eliminate cancers, such as lymphoma.

Immunotherapy

Immunotherapy is designed to use a person’s immune system to fight diseases, including cancer. Immunotherapy enables the immune system to target and destroy diseased cells and has far fewer side effects than other therapies, such as surgery, chemotherapy and radiation therapy. There are two types of immunotherapy used to treat cancer: passive immunotherapy and active immunotherapy.

Passive immunotherapy utilizes large doses of infused antibodies that bind to antigens primarily expressed by a tumor cell and by few or no normal cells. These antibodies circulate throughout the bloodstream, binding to antigens on targeted cells, thereby flagging them for destruction. One of the most widely used passive immunotherapies for the treatment of B-cell NHL is Rituxan. Rituxan has demonstrated the ability to induce a clinical response—at least a 50% reduction in tumor burden—in approximately 50% of patients with indolent B-cell NHL with few side effects. In patients who respond to Rituxan, this response lasts on average approximately 12 months. Despite their widespread use in fighting cancer, passive immunotherapies such as Rituxan suffer from significant limitations, including a limited duration of efficacy and the development of resistance. Additional passive immunotherapies have attempted to overcome the shortcomings of Rituxan by linking antibodies to radioactive molecules that can directly destroy the cell to which the antibody is bound. However, improvements in time to disease progression, if any, have been modest.

Active immunotherapy teaches the patient’s own immune system to recognize and fight cancer. Active immunotherapy is designed to program the immune system to generate a sustained and robust humoral and cell-mediated immune response. Idiotype immunotherapy, including our product candidate, FavId, for the treatment of B-cell NHL, is an example of active immunotherapy. In the case of B-cell NHL, the antibody protein made by a person’s B-cell NHL is used as a target for immune attack. The unique antigens in this antibody protein are referred to as the idiotype. The immune system can differentiate between lymphoma cells and normal B-cells based on their idiotype. As a result, following successful idiotype immunotherapy, a patient’s immune response is specific to their B-cell lymphoma.

Development of Active Idiotype Immunotherapy

Active idiotype immunotherapy has been studied in patients with B-cell NHL since the late 1980’s and has shown substantial promise in clinical trials. Trials conducted at the Stanford University Medical Center and the NCI evaluated the use of active idiotype immunotherapy in treating patients with indolent B-cell NHL. The results suggest that active idiotype immunotherapy significantly increases the duration of response in patients previously placed into remission with chemotherapy. Remission is defined as at least a 50% reduction in tumor burden. The immunotherapy administered in both the Stanford and NCI trials was similar to FavId in that it involved the combination of an idiotype protein derived from a patient’s tumor with a foreign protein, keyhole limpet hemocyanin, or KLH. KLH is a protein derived from shellfish that elicits a strong immune response.

In the Stanford trial, 21 of 41 patients treated with idiotype immunotherapy mounted an immune response to their idiotype protein. The median TTP in these patients was calculated to be 7.9 years, compared to a median TTP of 1.3 years for the patients who failed to mount an immune response. For purposes of this trial, TTP was defined as the interval between the date of last dose of chemotherapy and the recurrence of disease. The median TTP for the responding patients was calculated based on available data using a statistical method known as Kaplan-Meier analysis, which allows for the estimation of a median time when not all of the patients have reached the event being measured at the time of analysis. The results from this trial were published in the medical journal Blood in May 1997.

In an attempt to increase the idiotype-specific immune response, the NCI trial supplemented the idiotype immunotherapy with GM-CSF, a white blood cell growth factor designed to enhance the immune response. Lymphoma-specific immune responses were reported for 19 of the 20 patients in the trial, and the most recent update from this trial in August 2003 indicates that with a median follow-up time of 7.2 years, 50% of patients remain in continuous complete remission with an overall survival rate of 90%. The trial also showed that the immunotherapy converted eight of 11 patients tested to a molecular remission, which means no evidence of tumor could be seen even at the more sensitive level of DNA detection. The preliminary results from the NCI trial were published in the medical journal Nature Medicine in October 1999, and the most recent update from this trial was published in the medical journal Blood in November 2003.

Barriers to Commercialization

Although the Stanford and NCI clinical trials demonstrated favorable results, substantial manufacturing difficulties have limited further development of an active idiotype immunotherapeutic approach to the treatment of B-cell NHL. The manufacturing process used to produce the idiotype immunotherapies studied at Stanford and the NCI has lengthy and inconsistent production timelines and is labor-intensive, with a reported manufacturing failure rate as high as 15%. As a result, we believe this process would be difficult to commercialize.

Our Solution for the Commercial Production of Active Idiotype Immunotherapy

We have developed a proprietary technology that we believe enables us to overcome historical limitations to the manufacturing and commercialization of active idiotype immunotherapies. Our technology utilizes an insect-cell virus that carries genetic information that is identical to a patient’s lymphoma. By introducing this virus into an insect cell line, we can produce sufficient quantities of idiotype protein for our immunotherapy. We believe our manufacturing process will have the following benefits:

• Rapid Production Cycle. We believe our production cycle time is a number of months shorter than previously reported cycle times for manufacturing idiotype immunotherapies for B-cell NHL. Our production timeline allows us to administer FavId at what we believe is the optimal time following treatment with Rituxan.

• Reliable Manufacturing. To date, our success rate in providing product is approximately 95%. Our underlying production method for each patient will not change regardless of the number of units of FavId produced. This small-scale unit operation is easily replicated to produce multiple patient therapies simultaneously without the risks associated with traditional scale-up for commercial production.

• Automation. This small-scale unit operation is amenable to automation. The time required to identify the genetic information used to construct the insect-cell expression vector has been reduced by technological advances, including automation, some of which are the result of the human genome project. We believe that many other steps in the production of FavId can be automated.

Our production process requires only standardized small volumes, is readily reproducible, and requires limited production time. As a result, we believe our cost of production can allow for a commercially viable product with gross margins similar to those seen for other biopharmaceuticals and enable physicians to use FavId in concert with all existing standards of care for indolent B-cell NHL, including Rituxan.

Our Development Programs

The chart below summarizes the status of ongoing, recently completed and currently planned clinical and preclinical development programs. We have retained exclusive worldwide commercialization rights to all of our product candidates.

Product	Indication	Patient Population	Status
FavId
Following Rituxan	Follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients(1)	Phase 3 trial enrolling patients
Following Rituxan	Follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients	Phase 2 trial enrollment complete: patients in long-term follow-up
Single agent	Indolent B-cell NHL	Relapsed/refractory patients	Phase 2 trial enrollment complete: patients in long-term follow-up

Following autologous stem cell transplant	Indolent B-cell NHL	Patients eligible for autologous stem cell transplant	Phase 2 trial enrolling patients(2)
With maintenance Rituxan	Indolent B-cell NHL	Treatment-naïve patients	Phase 2 trial enrolling patients
Single agent	Non-follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients	Phase 2 trial enrolling patients(2)
Following prior therapy	Follicular B-cell NHL	Patients who progressed in our Phase 3 trial without receiving FavId	Phase 2 trial enrolling patients
Following chemotherapy/Rituxan in patients with aggressive NHL	Aggressive B-cell NHL	Treatment-naïve patients	Phase 2 trial expected start: second half 2005
FAV-201	T-cell lymphoma	Previously treated patients	Phase 1/2 trial expected start: second half 2005
Autoimmune Disease Candidate	Multiple sclerosis	Not applicable	Preclinical development expected start: second quarter 2005

(1) Patients are considered relapsed if their lymphoma has returned after a response to prior therapy. Patients are considered refractory if they have not responded to prior treatments.

(2) This trial is physician-sponsored, which means that a physician, rather than Favrille, will be responsible for managing the conduct of the trial and the resulting data. The responsible physician has filed or is expected to file an Investigational New Drug application, or IND, with the FDA for the study and is or will be the owner of that IND. We will provide FavId at our own expense for use in physician-sponsored trials and, in some cases, funding.

FavId for B-Cell NHL

Overview

Our lead product candidate, FavId, is an active immunotherapy that is based upon unique genetic information extracted from a patient’s tumor. We initiated a pivotal Phase 3 clinical trial evaluating FavId in treatment-naïve or relapsed or refractory follicular B-cell NHL patients following treatment with Rituxan in July 2004. Follicular lymphoma accounts for the majority of all indolent B-cell NHL cases. To date, we have conducted several multi-center, open-label Phase 2 clinical trials of FavId involving over 120 indolent B-cell NHL patients. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2005. One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States.  A second is being conducted as a physician-sponsored clinical trial in Switzerland. We currently retain exclusive worldwide commercialization rights to FavId.

Market Opportunity

The American Cancer Society cites NHL as the sixth most common form of cancer and the sixth leading cause of death among cancers in the United States. The American Cancer Society estimated that 56,390 people will be diagnosed with NHL in the United States in 2005, and the NCI has most recently estimated that approximately 332,000 patients suffer from this disease. B-cell NHL is a cancer of B-cell lymphocytes, the body’s white blood cells principally responsible for fighting disease. Approximately 85% of NHL patients in the United States have B-cell NHL. We believe that approximately half of these patients have the indolent form of the disease. Although indolent B-cell NHL is slow-growing, it is incurable with existing therapies and inevitably fatal. The median survival time for patients diagnosed with advanced stages of indolent B-cell NHL is estimated to be between seven and ten years.

Current Treatments

Overview. The B-cell NHLs are a diverse group of malignancies with varying patterns of behavior and responses to treatment. Both the prognosis for patients with this disease, and the treatment that they are likely to receive, depend on the histologic type and stage. B-cell NHLs are commonly divided into two groups: the indolent NHLs and the aggressive NHLs.  Indolent B-cell NHLs have a relatively good prognosis, with a median survival as long as 10 years. Early-stage indolent B-cell NHL can be effectively treated and often cured with radiation therapy alone.  Patients with advanced stage indolent B-cell NHL are not considered curable but generally respond to treatment with a remission. These remissions are generally temporary, however, and patients with indolent B-cell NHL typically relapse within 18 months to three years of initial chemotherapy treatment. Aggressive B-cell NHLs have a shorter natural history. Only 50% of these patients can be cured with chemotherapy alone or with combinations of chemotherapy and Rituxan. If patients relapse after treatment, the vast majority of relapses occur in the first two years following therapy.

Chemotherapy.              Chemotherapy has traditionally been used as the primary therapy for most patients with B-cell NHL. Chemotherapy is typically administered in repeated cycles over three to eight months and can substantially reduce the amount of lymphoma and often achieve remission.  Patients receiving chemotherapy generally experience a number of side effects, including fatigue, nausea, hair loss and increased risk of infection. These side effects may result in the need for supportive care, including additional therapies and hospitalization. Patients also experience late side effects such as sterility, myelodysplastic syndromes, second cancers, and heart dysfunction.  The toxicity and inconvenience of chemotherapy can impose a heavy strain on a patient’s overall quality of life.

Passive Immunotherapy.  Several passive immunotherapy products have been approved for the treatment of B-cell NHL, including Rituxan, Zevalin and Bexxar. Rituxan is the leading passive immunotherapy approved for the treatment of B-cell NHL and is being used for both indolent and aggressive B-cell NHL. Standard treatment with Rituxan alone involves four weekly intravenous infusions over a 22-day period. Rituxan is considered to be significantly less toxic to the bone marrow than chemotherapy. Rituxan is a monoclonal antibody that can induce a remission in approximately 50% of patients with indolent B-cell NHL. In these responding patients, the remission lasts approximately 12 months. Unfortunately, as with patients with indolent B-cell NHL who receive chemotherapy, patients treated with Rituxan eventually relapse. Several clinical trials have suggested that additional doses of Rituxan as a maintenance therapy can improve the time before patients with follicular B-cell NHL relapse. In addition, combinations of Rituxan and chemotherapeutic or immunostimulatory drugs at various doses and schedules may provide patients with an increase in TTP over that expected with Rituxan alone.  When administered with chemotherapy to patients with aggressive B-cell NHL, Rituxan can increase the cure rate and the TTP.

We believe that the standard of care for the treatment of B-cell NHL patients will increasingly involve the use of Rituxan. Sales of Rituxan in the United States have grown from $162 million in 1998 to approximately $1.6 billion in 2004.  Our clinical registration strategy involves the administration of FavId to the group of patients who would otherwise receive Rituxan. We believe this approach will provide patients with indolent B-cell NHL the option of an all-biologic therapy that avoids many of the side effects associated with chemotherapy.

Clinical Development

Pivotal Phase 3 Clinical Trial—FavId Following Rituxan.  We initiated a randomized, double-blind, placebo-controlled Phase 3 clinical trial of FavId in patients with follicular B-cell NHL in July 2004. The trial is open to patients who are treatment-naive and to patients who have relapsed from, or are refractory to, prior therapies. The trial is being conducted at 67 centers in the United States and require at least 342 evaluable patients. The chart below summarizes the treatment schedule of patients in this trial:

We obtain tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s FavId. In addition, a CT scan is conducted in order to measure tumor burden before Rituxan treatment. Each patient then receives the standard four doses of Rituxan alone at one-week intervals while the patient’s FavId is being manufactured. Five weeks after the last dose of Rituxan is administered, the patient is re-evaluated and a CT scan is conducted to assess the patient’s response to Rituxan. A patient whose disease remains stable or improves following treatment with Rituxan is randomized to receive either FavId with GM-CSF or placebo with GM-CSF. During the induction phase, randomized patients receive monthly injections of FavId or placebo for six months. If a patient’s lymphoma remains under control after the induction phase, the patient receives maintenance injections of FavId or placebo given every other month for a year and then every third month until the time of disease progression. Throughout the trial, patients receive CT scans every three months to determine whether their lymphoma is under control. During the trial, patients do not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial terminates.

The primary endpoint of the trial is TTP, which in this protocol is the time that elapses between randomization and disease progression. The trial is designed to demonstrate a statistically significant improvement in median TTP in those patients treated with FavId compared to those patients treated with placebo. We estimate an 18-month patient enrollment period and an additional 18-month evaluation period for our pivotal Phase 3 clinical trial for FavId. The trial will include an interim analysis based on a secondary endpoint,  response rate improvement or RRI, which we expect will occur approximately nine months into the follow-up period.

In May 2004, we received a Special Protocol Assessment, or SPA, from the FDA for our Phase 3 clinical trial. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis for approval of a Biologics Licensing Application, or BLA, if the trial is successful in meeting its predetermined objectives. The FDA’s comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. We also intend to apply for fast track designation from the FDA for FavId during the first half of 2005, which, if obtained, may result in an expedited review of our BLA.

Phase 2 Clinical Trial—FavId Following Rituxan.    We initiated a Phase 2 clinical trial of FavId in patients with follicular B-cell NHL who were candidates for Rituxan therapy in June 2002. Initially, this trial was limited to relapsed or refractory patients who had previously undergone treatment with Rituxan, chemotherapy or both. In April 2003, we expanded the entry criteria for this trial to include patients with no prior treatment for their lymphoma. The trial was conducted at 20 sites. Enrollment in this trial was completed in December 2003.

We obtained tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s FavId. In addition, a CT scan was conducted in order to measure tumor burden before Rituxan treatment. Each patient then received four doses of Rituxan alone at one-week intervals while the patient’s FavId was being manufactured. Approximately eight weeks after the last dose of Rituxan, the patient was re-evaluated and a CT scan was conducted to assess the patient’s response to Rituxan. Patients whose disease remained stable or improved following Rituxan treatment received monthly injections of FavId and GM-CSF for six months. If a patient remains progression free after this induction period, the patient continues to receive maintenance injections of FavId given every other month for a year and then every third month until the time of disease progression. Throughout the trial, patients receive CT scans every three months to determine whether their lymphoma is under control. During the trial, patients do not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial terminates.

Out of a total of 103 patients who received Rituxan in this trial, sufficient quantities of FavId were available for 99 patients, which comprised the intent to treat, or ITT, population. Eleven of these patients had disease progression following their Rituxan treatment resulting in an evaluable population of 88 patients.  As of December 31, 2004, a median observation time of approximately one year for ITT population, approximately 70% were progression free.

As this Phase 2 clinical trial enrolled both patients that were relapsed or refractory from prior treatment and patients who had received no prior treatment for their lymphoma, we can only compare our preliminary results for these subsets of our patient population with available published data. One study published by Dr. Thomas E. Witzig in the Journal of Clinical Oncology in May 2002 reported results for 58 follicular B-cell NHL patients relapsed from or refractory to chemotherapy who were subsequently treated with Rituxan alone. In our Phase 2 clinical trial we treated 26 follicular B-cell NHL patients relapsed from or refractory to chemotherapy whom we believe to be comparable with respect to the patient characteristics in the Witzig study. A comparison of the results published by Witzig with our preliminary results is illustrated in the Kaplan-Meier analysis below.

TTP in Patients Relapsed or Refractory from Prior Chemotherapy

The median TTP for the subset of follicular patients in the Witzig trial was 10.2 months. At a median observation period of 11 months, approximately 70% of the 26 patients relapsed or refractory from chemotherapy in our Phase 2 clinical trial shown in the figure above were free from disease progression. Though it is not yet possible to estimate a median TTP for this population, we believe these data show a positive trend to a longer TTP in patients treated with Rituxan followed by FavId compared to patients treated with Rituxan alone.

We have also compared our 39 treatment-naïve patients with the results of a study published by Dr. John D. Hainsworth in the Journal of Clinical Oncology in October 2002. In this publication, Hainsworth reported results for treatment-naïve patients who received Rituxan every six months for two years or until their disease progressed.

TTP in Treatment Naïve Patients

*Administered in Hainsworth trial only

The median observation period for the treatment-naïve patients in our Phase 2 clinical trial was 12 months and at this time approximately 80% of these patients are free from disease progression. We believe these data show a trend towards an equivalent TTP in patients treated with one course of Rituxan followed by FavId compared to patients treated with a course of Rituxan alone every six months for two years.

A secondary endpoint in this study was response rate improvement, or RRI.  RRI attempts to measure the additional responses that occur as a result of FavId.  In this study, RRI was defined as the improvement in responses that occurred after three months from the start of Rituxan.  Improvement in response can be seen in three different ways.  Patients who have stable disease at month three can go on to have a response (either a complete or partial response) sometime after month three.  In addition, a patient with a partial response at month three can go on to have a complete response at some time following month three.  Using this definition, as reported at the American Society of Hematology meeting in December of 2004, we found that 23 out of 83 or 28% of our patients experienced an improvement in their response category after month three.  The amount of RRI did not differ significantly between those patients who were treatment naïve and those who had relapsed from prior treatment – 29% and 27% respectively.  Of the 88 patients who received, FavId, three achieved a complete response at the first assessment following Rituxan and, therefore, could not have an RRI and two were not yet assessable in December 2004.

The positive interim results found in this Phase 2 clinical trial do not guarantee final results, and our positive initial assessment of FavId in this clinical trial could differ from our assessment of FavId following completion of the clinical trial. An analysis of the characteristics of those patients in our trial whose disease relapsed, compared to those whose disease had not, has allowed us to refine the design of our planned Phase 3 clinical trial.

Phase 2 Clinical Trial—FavId as a Single Therapeutic Agent in Relapsed or Refractory NHL Patients.    In September 2002, we completed enrollment of a Phase 2 clinical trial evaluating FavId as a single therapeutic agent in indolent B-cell NHL patients who were either relapsed from, or refractory to, prior treatments. The trial was conducted at multiple sites and was designed to determine whether use of FavId alone could stimulate an immune response and whether this response would result in a clinical benefit. We obtained tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s FavId. In addition, a CT scan was conducted in order to measure tumor burden before FavId treatment. Each patient received monthly injections of FavId and GM-CSF for six months. If a patient’s lymphoma remains under control after the induction period, the patient receives maintenance injections of FavId given every other month for a year and then every third month until TTP. Throughout the trial, patients receive CT scans every three months to determine whether their lymphoma is under control. During the trial, patients do not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial terminates.

Results from the 27 evaluable patients in the trial showed one patient with a complete response and three patients with partial responses, meaning at least a 50% reduction in tumor size, for an overall response rate of 15%. In addition, four patients demonstrated a 25% to 50% reduction in their total lymphoma burden, a minor response, and 15 patients demonstrated stable disease. The other four patients demonstrated disease progression. The median TTP for the 27 patients was 12.3 months using a Kaplan-Meier analysis. As of December 6, 2004, six patients remain progression free and are continuing with FavId injections. The progression free status of these patients ranges from 23 to 38 months as of December 6, 2004. Among the four patients who demonstrated a complete or partial response, the current median TTP, defined as the time from the start of FavId until the time that the patient has progressive disease, was estimated to be at least 29 months. Only one of these four patients’ disease had progressed as of such date, at 26 months. The other three responding patients remained in remission from 28 to 33 months from the start of treatment with FavId through December 6, 2004. At 28 months from the start of FavId, one of the three responding patients, while in remission, died from a non- lymphoma-related cause.

These results are encouraging compared to results from similar patients treated with other lymphoma biologic therapies. In a clinical trial conducted by Witzig and reported in the May 2002 issue of the Journal of Clinical Oncology, patients with follicular NHL treated with Rituxan alone had a median TTP of 10.2 months and a median duration of response of 12.1 months. In addition, patients with follicular NHL treated with Zevalin had a median TTP of 12.6 months with a median duration of response of 18.5 months. Similarly, in a trial conducted by McLaughlin and reported in the August 1998 issue of the Journal of Clinical Oncology, patients treated with Rituxan alone had a TTP of 9.0 months. Median duration of response in that trial was 11.2 months.

	Single Agent FavId	Witzig Rituxan	McLaughlin Rituxan	Witzig Zevalin
Patients	27	58	166	58
TTP (months)	12.3	10.2	9.0	12.6

This clinical trial demonstrated that FavId as a single agent is well tolerated and has activity in pretreated patients with relapsed indolent B-cell NHL. Patients with two or fewer prior therapies and with tumor burdens of less than 50 square centimeters at initiation of the trial appeared more likely to respond to administration of FavId than more heavily pretreated patients or patients with larger tumors.

Phase 2 Clinical Trial—FavId Following Autologous Stem Cell Transplantation.     Patient enrollment for a physician-sponsored Phase 2 clinical trial evaluating FavId in patients with indolent B-cell NHL following autologous stem cell transplantation, began in November 2000. Autologous stem cell transplantation involves the removal of important blood cells from a patient before the patient receives large doses of chemotherapy. After chemotherapy, the blood cells are returned to the patient to speed recovery from the chemotherapy treatment. This trial is currently being conducted at two sites.

This trial is designed to evaluate the ability of FavId to induce humoral and cell-mediated immune responses, and to induce or maintain complete clinical or molecular remission, following autologous stem cell transplantation. In addition, the trial will evaluate the correlation of specific T-cell populations with immune responsiveness to FavId, as well as the safety of FavId following autologous stem cell transplantation. After we obtain tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s FavId, patients undergo autologous stem cell transplantation using standard regimens. At three months following transplantation, patients receive the first of five monthly injections of FavId. Patients are assessed at fixed intervals for safety, development of immune responses to their tumor idiotype, and for evidence of molecular remissions.

Interim data on the first six patients entered in this trial were presented at the ASH meetings in December 2003. Interim data demonstrated that patients developed a rapid immune response to both KLH and their idiotype. As of December 10, 2004, 13 patients in this trial have been treated with FavId. T-cell responses to both KLH and idiotype have developed rapidly in these patients, often following a single FavId injection.

Phase 2 Clinical Trial—FavId Combined with a Maintenance Rituxan Schedule.    Patient enrollment for a multi-center, physician-sponsored Phase 2 clinical trial evaluating FavId in combination with maintenance Rituxan for the treatment of indolent B-cell NHL began in May 2004. We assumed sponsorship of the IND in August 2004. The trial is open to treatment-naïve patients with indolent B-cell NHL and is designed to enroll a total of 56 patients over a two-year period.

This trial is intended to demonstrate an improvement over the results of prior trials using maintenance Rituxan for the treatment of indolent B-cell NHL. These prior trials demonstrated a median TTP of 34 months for patients with indolent B-cell NHL treated with maintenance Rituxan. Despite this long TTP, patients still experienced a high relapse rate and do not appear to be cured of their disease. We believe that by incorporating FavId into a schedule of maintenance Rituxan, patients may experience an increased TTP beyond what would be expected from maintenance Rituxan alone.

This trial is designed to evaluate the safety of this regimen, and to assess its efficacy, based on the endpoints of response rate and event-free survival. Event-free survival is defined as the time period from the start of Rituxan to the time of disease progression or death. We obtain tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s FavId. In addition, a CT scan is conducted in order to measure tumor burden before the start of Rituxan treatment. Patients receive the same dose and schedule of maintenance Rituxan as was administered in the prior trials of maintenance Rituxan. FavId is incorporated into this treatment regimen starting on the third month and is administered monthly for the first 12 months, every other month for the second 12 months, and every three months thereafter. FavId is not administered during those months when patients receive Rituxan. With each FavId administration, GM-CSF is administered on four consecutive days beginning on the day of such FavId administration. Throughout the trial, patients receive CT scans every three months to determine whether their lymphoma is under control. During the trial, patients do not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial terminates.

Phase 2 Clinical Trial—FavId in Non-follicular B-cell NHL.    Patient enrollment for a physician-sponsored Phase 2 clinical trial evaluating FavId in patients with non-follicular B-cell NHL is expected to begin in the first quarter of 2005. This trial is expected to be conducted at two sites. The trial is open to patients with various non-follicular lymphomas who are either treatment-naïve for their lymphoma, relapsed or refractory following prior chemotherapy for their lymphoma, or relapsed following a prior response to Rituxan. The trial is expected to enroll 15 patients, but enrollment may be expanded if activity is seen in any specific patient subset.

This trial is designed to evaluate the efficacy of FavId in patients with non-follicular indolent NHL, based on overall response rate, duration of response, time to progression and event-free survival. We will obtain tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s FavId. In addition, a CT scan will be conducted in order to measure tumor burden before FavId treatment. FavId will be administered monthly for the first six months, every other month for the next 12 months, and every three months thereafter until disease progression. With each FavId administration, GM-CSF will be administered on four consecutive days beginning on the day of such FavId administration. Patients in the trial who need immediate therapy may receive Rituxan prior to administration of FavId and GM-CSF, while patients with more indolent disease that is not in need of immediate treatment may receive FavId and GM-CSF administered as a single agent. Throughout the trial, patients will receive CT scans every three months to determine whether their lymphoma is under control. During the trial, patients will not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial will terminate.

Phase 2 Clinical Trial—FavId Following Prior Therapy.    In the first quarter of 2005, we enrolled the first patients in our Phase 2 clinical trial of FavId in patients who have received prior therapy for their follicular B-cell NHL.This trial was designed primarily to provide FavId to those patients in our registration trial who did not receive FavId.  This would include patients who progressed after receiving Rituxan, and those patients who were randomized to placebo and later progressed.  This trial is being conducted at sites participating in our Phase 3 clinical trial.

Prior to receiving FavId, these patients will be evaluated by their treating physician.  If the physician feels that the patient is a candidate for receiving FavId alone, then we will provide the FavId previously manufactured for them in the registration trial for use as a single agent.  In those patients who may require a more immediate reduction in the amount of their lymphoma, the treating physician will have the option of administering salvage treatment such as chemotherapy prior to the administration of FavId.  We expect that many of these patients will be candidates for retreatment with Rituxan prior to starting FavId.  In these patients we will be able to compare the TTP which occurs following their receipt of Rituxan on the registration trial with their TTP following the receipt of both Rituxan and FavId on this phase 2 trial. We believe that this comparison will provide further insight into any contribution by FavId to extending TTP following treatment with Rituxan.

Phase 2 Clinical Trial—Following Chemotherapy/Rituxan in Patients with Aggressive B-cell NHL.    In the second half of 2005, we expect to initiate a Phase 2 clinical trial of FavId in patients with aggressive B-cell NHL who have received prior treatment with a chemotherapy/Rituxan combination. This multi-center clinical trial will serve as a pilot trial that will evaluate the ability of FavId to increase the disease-free survival of patients with this disease compared to historical controls.

Safety – As of March 2005, FavId has been administered to over 120 patients in the first two Phase 2 trials that we conducted.   Adverse events in these trials have included signs and symptoms of immune activation, such as malaise, fever, myalgias, arthralgias, nausea and injection site reactions manifested as redness, swelling and soreness.  These adverse events have generally been of low-grade and of short duration and usually resolve without any specific treatment.

Thirty-two serious adverse events, or SAEs, have been reported since the start of trials with FavId.  All but three of these SAEs have been reported to be unrelated to FavId by the treating physician.  The three SAEs reported as possibly or probably related include one case of worsening in kidney function in a patient that had pre-existing kidney disease.  This patient’s kidney function returned to baseline following discontinuation of FavId.  The remaining two SAEs reported as related to FavId were cases of transformation to higher grade lymphomas in patients with low-grade lymphomas.  Transformation is known to occur in patients with low-grade lymphoma at a rate of about 5% per year.  We have reviewed all cases of transformation in patients receiving FavId and have not found evidence of a rate of transformation that exceeds 5% per year.

FAV-201 for T-cell Lymphoma

Our product candidate FAV-201 is a patient-specific T-cell receptor-based immunotherapy. We intend to initiate a Phase 1/2 clinical trial evaluating the safety and preliminary efficacy of FAV-201 in patients with T-cell lymphoma during the second half of 2005. This trial builds upon preclinical data that suggest activity of an immunotherapy based on a T-cell receptor. Patients will be observed for evidence of specific cell-mediated and humoral immune responses to FAV-201, and any clinical responses will also be documented.

Autoimmune Disease Candidate

Autoimmune disease occurs when the body’s immune system mistakenly attacks and destroys body tissue that it believes to be foreign. In certain instances, autoimmune disease can result from an outgrowth of a limited number of disease-causing lymphocytes that recognize self antigens. Preclinical studies have shown that immunotherapies may prevent or treat autoimmune diseases. In the first half of 2005, we intend to initiate preclinical studies to evaluate whether immunotherapies manufactured in a fashion similar to FAV-201 will be effective in preventing or treating autoimmune disease, with an initial focus on multiple sclerosis.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. Key elements of our strategy for achieving this goal are to:

• Complete Clinical Development and Obtain Regulatory Approval for FavId. We initiated a pivotal Phase 3 clinical trial evaluating FavId for the treatment of follicular B-cell NHL in July 2004 under an SPA from the FDA. We intend to seek fast track status for FavId from the FDA during the first half of 2005, which, if obtained, may result in an expedited review by the FDA.

• Utilize Our Proprietary Technology to Develop Additional Product Candidates. We believe that active immunotherapy may have applications in a number of additional diseases beyond B-cell NHL, such as T-cell lymphoma and autoimmune diseases, including multiple sclerosis. For example, we are currently studying a second product candidate, FAV-201, for the treatment of T-cell lymphoma and intend to initiate a Phase 1/2 clinical trial in the second half of 2005. In addition, we intend to initiate a preclinical development program to identify active immunotherapies for the treatment of multiple sclerosis in the second quarter of 2005.

• Retain Commercialization Rights to Our Oncology Products. We intend to focus our internal development efforts on FavId and other oncology product candidates. We hold exclusive worldwide commercialization rights to FavId without any obligation to pay royalties to any third party on sales. We plan to retain commercialization rights to these product candidates at least through completion of BLA filing. At that point, we will assess whether to market and sell FavId and future products in the United States directly through an internal sales force or together with a co-promotion partner. We intend to seek one or more collaborators to develop and commercialize our product candidates and programs for chronic autoimmune diseases, such as multiple sclerosis, in exchange for license fees, milestone payments and royalties.

• Expand our Product Portfolio Through In-Licensing and Acquisitions. We intend to capitalize upon our expertise in immunology, oncology, immunotherapy, clinical development and regulatory affairs to in-license or acquire complementary product candidates in various stages of development.

Manufacturing and Supply

Our Proprietary Manufacturing Process

Our process begins upon receipt of a patient’s lymphoma biopsy, which the treating physician sends to our manufacturing facility. The process can be divided into the three phases described below.

Gene Identification and Cloning

First, we perform a genetic profile of a sample of the patient’s tumor to identify and isolate the unique antibody genes that correspond to the patient’s tumor idiotype. We then insert these antibody genes into our proprietary insect cell-specific expression vectors. Our insect-cell expression vectors are DNA fragments that have all the genetic instructions needed for directing the production of full-length, recombinant, monoclonal antibodies. We use manufacturing equipment and software that have been tailored to our specific needs to automate these genetic identification and cloning processes.

Cell Culture

The next step in the process involves the use of an insect cell-specific expression vector to produce the recombinant idiotype that forms the basis for FavId. We insert the expression vector into a continually growing insect cell line, which converts this genetic information into an insect cell virus, referred to as a baculovirus. We then add the baculovirus culture to a second insect cell line that subsequently secretes high levels of idiotype protein. Within a few days, milligram quantities of this idiotype protein are harvested. The cell culture medium used to grow the insect cells is completely devoid of any animal products, which we believe enhances the safety of the final product.

Protein Purification and Formulation

Finally, we perform a multi-step process to purify the idiotype protein. Each step in this purification process results in idiotype protein that is progressively more purified. In order to enhance the immune response, purified idiotype protein is chemically linked to KLH. When the idiotype and KLH complex is injected subcutaneously, the patient’s immune system reacts to both the foreign KLH and the patient’s unique idiotype protein. We believe that, once activated, the patient’s immune system will be able to recognize the idiotype protein on the cancer cell and more effectively fight the tumor.

Manufacturing Facility

To support the manufacturing requirements for our pivotal Phase 3 clinical trial, as well as all other anticipated clinical trials of FavId for the foreseeable future, we have recently constructed a state-of-the-art, multi-product manufacturing facility. Our facility consists of approximately 26,000 square feet of leased space at our corporate headquarters. We designed the facility and intend to operate it within the FDA’s latest current Good Manufacturing Practices, or cGMP, guidelines. In October 2003, we met with the FDA to discuss our FavId manufacturing process and present critical design and operational features of our facility. In September 2004, we received a manufacturing license from the California Department of Health Sciences. Based on these two events, we are manufacturing FavId for our Phase 3 clinical trial in this facility. We believe this facility could also be used to manufacture FavId for initial commercial launch. Nevertheless, we expect to secure a larger production facility to commercially manufacture FavId, if approved.

Key Suppliers

We currently depend on single source suppliers for critical raw materials used in the manufacture of FavId. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, which is currently the only supplier of KLH that has submitted the required filing, known as a drug master file, with the FDA. In November 2004, we entered into an eight-year supply agreement with biosyn under which biosyn has agreed to supply us with KLH and we have committed to minimum initial and annual KLH purchase requirements. We have made a $50,000 initial payment to biosyn under the agreement and purchased $30,000 of raw material during 2004.  We are committed to purchase an additional $205,000 of raw material through May 2005. An additional aggregate of up to $300,000 will be due upon the achievement of certain milestones, the timing of which is not known at this time. Either party may terminate the supply agreement upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. There may be no other supplier of KLH of suitable quality for our purposes. In addition, we depend on a single source supplier for the cell growth media we use to produce FavId. We purchase this material from Expression Systems LLC. We currently rely on purchase orders to obtain this material and do not have a supply agreement with Expression Systems. We intend to qualify a second source for the cell growth media but may not be able to do so. The GM-CSF that we administer with FavId is commercially available only from Berlex Laboratories, Inc. We currently rely on purchase orders to purchase GM-CSF and do not have a supply agreement with Berlex. GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians. Our current strategy for initial commercialization of FavId involves the administration of FavId following treatment with Rituxan. Rituxan is a passive immunotherapy for patients with NHL, which is also FDA-approved and is commercially available solely from Genentech and Biogen Idec. We currently rely on physicians to order and administer Rituxan to patients prior to the administration of FavId in our registration trial.

Sales and Marketing

We intend to market and sell FavId and future products in the United States either directly through an internal sales force or together with a co-promotion partner. Because the community and institutional referral networks of cancer treatment physicians in the United States are relatively small and well-established, we believe that a small, focused sales and marketing organization will enable us to effectively penetrate our target markets. Outside of the United States, we plan to establish strategic collaborations for the development and marketing of FavId.

We may enter into collaboration agreements with third parties with respect to other product candidates we develop, which may include co-marketing or co-promotion arrangements. Alternatively, we may grant exclusive marketing rights to our strategic collaborators in exchange for upfront fees, milestones and royalties on future sales.

We do not presently possess the resources or experience necessary to market FavId or our other product candidates ourselves, and we currently have no arrangements for distribution of our product candidates. Our future commercial success will depend on our ability to establish our own sales and marketing infrastructure or to collaborate with third parties that have greater sales and marketing experience and resources.

Competition

The development and commercialization of new pharmaceutical products for the treatment of cancer and autoimmune diseases is competitive, and we will face competition from numerous sources, including major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have substantially greater financial and technical resources and development, production and marketing capabilities than we do. In addition, many of these companies have more experience than we do in preclinical testing, human clinical trials and manufacturing of biologic therapeutics, as well as in obtaining FDA and foreign regulatory approvals. We will also compete with academic institutions, governmental agencies and private organizations that are conducting research in the fields of cancer and autoimmune disease. Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense.

We are aware of a number of companies that are developing active immunotherapies to treat B-cell NHL. Genitope Corporation is evaluating idiotype immunotherapies in clinical trials. Genitope is conducting a Phase 3 clinical trial of its active idiotype immunotherapy product candidate in patients with follicular B-cell NHL who are in remission following prior treatment with chemotherapy. Antigenics, Inc. completed a Phase 2 clinical trial evaluating its active immunotherapy candidate in indolent B-cell NHL patients. The NCI is also conducting a Phase 3 clinical trial of an active idiotype immunotherapy in collaboration with Accentia Biopharmaceuticals.

Several companies are engaged in the development and commercialization of passive immunotherapy products for the treatment of B-cell NHL that may compete with FavId. Genentech and Biogen Idec are co-marketing Rituxan for the treatment of relapsed or refractory, indolent B-cell NHL. Biogen Idec has also received FDA approval to market Zevalin, its passive radioimmunotherapy product. GlaxoSmithKline plc and Corixa Corporation have received FDA approval to market Bexxar, a passive radioimmunotherapy product.

The most recent advances in the treatment of B-cell NHL have involved the combination of existing products and changes to approved schedules and doses, particularly for Rituxan. Numerous clinical trials reported in recent years have indicated that additional doses of Rituxan and maintenance dosing of Rituxan can improve the time to progression in patients who respond to therapy. Combination therapies involving chemotherapeutic or immuno-stimulatory drugs in combination with Rituxan at various doses and schedules may provide patients with an increase in time to progression over that expected with Rituxan alone. Accordingly, we may face competition as a result of developments in this area.

Patents and Proprietary Rights

Our success will depend in large part on our ability to obtain and maintain patent protection for our products and technologies, preserve trade secrets and operate without infringing the intellectual property rights of others. We intend to prosecute and defend our intellectual property rights aggressively. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. We have five pending United States and 19 patent applications pending outside of the United States covering methods of treating immune system diseases, including B-cell and T-cell lymphomas, using our proprietary immunotherapy production methods, as well as methods for combining the idiotype or

T-cell receptor-based immunotherapies with other therapies that are used to treat diseases of the immune system. We have received a Notice of Allowance of claims which cover a method of treating a B-cell malignancy using an active idiotype immunotherapy produced using an optimized insect cell expression system. Our intellectual property related to T-cell receptor-based immunotherapies includes an exclusive royalty-free license from the Sidney Kimmel Cancer Center to intellectual property developed by Dr. Daniel Gold while he was employed there prior to joining us. We have responsibility for the filing, prosecution and maintenance of patent rights associated with this license, but the intellectual property is jointly owned with the Sidney Kimmel Cancer Center which holds a license to use the technology for non-commercial research and educational purposes.

Although we believe these patent applications, if they issue as patents, will provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect our technology. In addition, any patents or patent rights we obtain may be circumvented, challenged or invalidated by our competitors.

While our product candidates are in clinical trials, and prior to commercialization, we believe our current activities in the United States fall within the scope of the exemptions against patent infringement provided by 35 U.S.C. Section 271(e) which covers activities related to developing information for submission to the FDA. As our product candidates progress toward commercialization, the possibility of an infringement claim against us increases. While we attempt to ensure that our product candidates and the methods we employ to manufacture them do not infringe other parties’ patents and proprietary rights, competitors or other parties may assert that we infringe on their patents or proprietary rights. Competitors or third parties may be issued patents that may cover subject matter that we use in developing, producing, or administering our products. In particular, we are aware of the following third party patents:

• Genentech and City of Hope National Medical Center hold patent rights relating to the expression of recombinant antibodies;

• Genitope holds patent rights relating to immunotherapy using idiotype proteins produced using T lymphoid cells for the treatment of B-cell lymphoma;

• Texas A&M University holds patent rights relating to the production of proteins in insect cells; and

• Schering Corp. holds patent rights relating to the use of GM-CSF as a vaccine adjuvant for use against infectious diseases.

Additionally, because patent prosecution can proceed in secret prior to issuance of a patent, third parties may obtain other patents with claims of unknown scope prior to the issuance of patents relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, we may infringe the current patents of third parties or patents that may issue in the future.

We believe that we have valid defenses to any assertion that our product candidates, or the methods that we employ to manufacture them, infringe the claims of the patent held jointly by Genentech and City of Hope National Medical Center relating to the expression of recombinant antibodies. We also believe that the patent may be invalid and/or unenforceable. The relevant patent was issued to Genentech in 2001 in connection with the settlement of a district court action and an interference proceeding in the United States Patent and Trademark Office between Genentech and Celltech R&D Ltd. We believe other biotechnology companies are aware of and are considering the possible impact of this patent and that other companies have negotiated license agreements for this patent. We have not attempted to obtain such a license because we believe that properly construed claims do not cover activities related to the manufacture of FavId and FAV-201. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all. We are aware of a complaint filed by MedImmune, Inc. against Genentech in April 2003 in the United States District Court for the Central District of California seeking, among other things, judicial declarations that the patent is invalid and that the patent is unenforceable due to the patent applicants’ inequitable conduct before the United States Patent and Trademark Office. We are also aware that MedImmune’s complaint has recently been dismissed on the procedural ground of lack of subject matter jurisdiction. We cannot predict whether MedImmune will ultimately obtain the invalidity and unenforceability declarations that it is seeking, whether we or others would seek or be able to obtain the same or similar declarations or whether we would otherwise be successful in demonstrating that our product candidates, or the methods that we employ to manufacture them, do not infringe the claims of the patent held by Genentech and City of Hope National Medical Center or that the patent is invalid and/or unenforceable.

We also believe that we have valid defenses to any assertion that our product candidates infringe the claims of the patent held by Genitope relating to immunotherapy using idiotype proteins produced using T-lymphoid cells for treatment of B-cell lymphoma, and the claims of the patent held by Schering Corp. relating to use of GM-CSF as a vaccine adjuvant for use against infectious diseases. The claims of the patents held by Texas A&M University relating to protein production in insect cells expire in 2005, which is prior to the time we could expect to receive approval from the FDA to market FavId or FAV-201. The relevant Genitope patent issued in 1999. We believe that FavId and FAV-201 and the methods we use to manufacture them do not infringe the claims of the patent. The relevant Schering patent issued in 1997. We believe that FavId and FAV-201 and the methods we use to manufacture them do not infringe the claims of the patent and that the claims of the patent are invalid.

Although we believe that our product candidates, production methods and other activities do not currently infringe the intellectual property rights of these and other third parties, we cannot be certain that a third party will not challenge our position in the future. If a third party alleges that we are infringing its intellectual property rights, we may need to obtain a license from that third party, but there can be no assurance that any such license will be available on acceptable terms or at all. Any infringement claim that results in litigation could result in substantial cost to us and the diversion of management’s attention away from our core business and could also prevent us from marketing our products. To enforce patents issued to us or to determine the scope and validity of other parties’ proprietary rights, we may also become involved in litigation or in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial costs to us or an adverse decision as to the priority of our inventions. We may be involved in interference and/or opposition proceedings in the future. We believe there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

We are party to license agreements which provide us rights to use technologies in our research, development and commercialization of our product candidates. We obtained a non-exclusive license from Boyce Thompson Institute for Plant Research to use certain information and materials in the field of prevention and treatment of immune system diseases and disorders related to NHL. This party has sole responsibility for the prosecution, maintenance and enforcement of the licensed intellectual property.

We also rely on trade secrets to protect our technology, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We attempt to protect our trade secrets by requiring each of our employees, consultants and advisors to execute a non-disclosure and assignment of invention agreement before beginning his or her employment, consulting or advisory relationship with us. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party.

Government Regulation

The testing, development, manufacturing, labeling, storage, record keeping, advertising, promotion, export and marketing, among other things, of our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical and biologic products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act.

Our product candidates are regulated by the FDA as biologics. Biologics require the submission of a Biologics License Application, or BLA, and approval by the FDA prior to being marketed in the United States. None of our product candidates has been approved by the FDA for marketing in the United States, and we currently have no BLAs pending. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us to administrative or judicial sanctions, including, but not limited to, FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines, injunction and criminal prosecution.

The steps required before a biologic may be approved for marketing in the United States generally include:

• completion of preclinical laboratory tests and animal tests;

• the submission to the FDA of an investigational new drug, or IND, application for human clinical testing, which must become effective before human clinical trials may commence;

• performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

• the submission to the FDA of a BLA;

• FDA review of the BLA; and

• satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product candidate is made to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations.

The testing and approval process typically takes several years and requires the commitment of substantial effort and financial resources. Despite the time and expense committed, there can be no assurance that any approval will be granted on a timely basis, or at all.

Preclinical tests include laboratory evaluation and animal studies to assess the pharmacology and toxicology of the product candidate. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND, including concerns that human research subjects will be exposed to unreasonable risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, each clinical trial must be reviewed and approved by an independent Institutional Review Board, or IRB.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance, absorption, metabolism, distribution, excretion and pharmaocodynamics. Phase 2 usually involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. Phase 3 clinical trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Furthermore, we, the FDA or the relevant IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the facility cGMP compliance is satisfactory. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. Approval entails limitations on the indicated uses for which a product may be marketed. Also, if we seek to make certain changes to an approved product, such as promoting or labeling a product for a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need FDA review and approval before the change can be implemented.

We are utilizing the procedure called “Special Protocol Assessment” for FavId. Under this procedure, a sponsor may seek the FDA’s agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except in limited circumstances. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. Although we received our SPA, there can be no assurance that any of our trials will have a successful outcome.

We intend to seek FDA designation of FavId for treatment of patients with follicular B-cell NHL and FAV-201 for T-cell lymphoma as “fast track products.” Fast track products are those which are intended for the treatment of a serious or life-threatening condition and which demonstrate the potential to address unmet medical needs for such conditions. Fast track products are eligible for two means of potentially expediting product development and FDA review of BLAs. First, a fast track product may be approved on the basis of either a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit. It is sometimes possible to demonstrate efficacy with respect to such endpoints in a shorter period of time than would be the case for other endpoints. Approvals of this kind may be subject to requirements for appropriate post-approval studies to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint, and to certain other conditions. Second, if the FDA determines after review of preliminary clinical data submitted by the sponsor that a fast track product may be effective, it may begin review of portions of a BLA before the sponsor submits the complete BLA, thereby accelerating the date on which review of a portion of the BLA can begin. There can be no assurance that any of our product candidates in development will receive designation as fast track products, and even if they are designated as fast track products, there can be no assurance that our product candidates will be reviewed or approved more expeditiously than would otherwise have been the case.

We intend to request priority review of our BLA for FavId. A priority designation sets the target date for the FDA to complete review of a BLA within six months of the date of submission. Priority review of biologics is available for product candidates which, if approved, would be a significant improvement in the safety or effectiveness of the treatment of a serious or life-threatening disease. Even if priority review is granted, there can be no assurance that FDA review will be completed within six months or any other specific period of time, nor that the product candidate will be approved.

BLA holders must continue to comply with a number of FDA requirements both before and after approval. For example, BLA holders are required to report certain adverse reactions to the FDA and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically conducts inspections of manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems, such as safety problems, may result in changes in labeling or restrictions on a product, manufacturer or BLA holder, including removal of the product from the market.

We have applied for orphan drug designation for the use of FavId for the treatment of certain forms of follicular B-cell NHL and plan to seek orphan drug designation for the use of FAV-201 for T-cell lymphoma. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances. Our products may not be eligible for orphan drug status or be designated as orphan drugs. Even if designated as orphan drugs, our products may not be approved before other applications or granted orphan drug exclusivity if approved.

Third-Party Reimbursement

We expect that sales volumes and prices of our products will be dependent in part on the availability of coverage and reimbursement from third-party payors. In the United States, such payors include governmental programs, including Medicare and Medicaid, private insurance plans and managed care programs. The Medicare program, a federally-funded and administered health insurance program, is the nation’s single largest payor, and provides for coverage for certain medical products and services for certain aged and disabled individuals and individuals with end-stage renal disease. Significantly, other third-party payors often model their coverage and reimbursement policies after Medicare. Medicare and other third-party payors may deny coverage and reimbursement if they determine that a medical product or procedure is not medically necessary or used for an unapproved indication, among other things. There can be no assurance that a new product will be considered medically necessary or otherwise eligible for coverage and reimbursement. Our ability to earn sufficient returns on our products may depend in part on the extent to which adequate third-party reimbursement is available for the costs of such products and related treatments. Significant uncertainty exists as to the coverage and reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage and reimbursement will be available.

Fraud and Abuse Laws

If we are able to commercialize FavId or any other product candidates that we may develop, we will be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. Healthcare fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that a statute or prohibition has been violated. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In addition, some allegations under these laws have been claimed to violate the False Claims Act, discussed in more detail below.

In addition, if we are able to commercialize FavId or any other product candidates that we may develop, we could become subject to false claims litigation under federal statutes, which can lead to civil money penalties, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. These false claims statutes include the False Claims Act, which any person to bring suit on behalf of the federal government alleging the submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against biotechnology companies have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action.

Employees

As of December 31, 2004, we had 109 full-time equivalent employees, consisting of 60 employees in manufacturing, quality control and quality assurance, 27 in research and development, and 22 in senior management and administration. As of the same date, 15 of our employees had a Ph.D., M.D. or Pharm.D. degree. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 2.          Properties

We lease approximately 49,000 square feet of space in San Diego, California under a lease agreement that expires on August 31, 2018, but may be extended at our option for two additional five-year periods. In July 2004, the lease agreement was amended to add an additional 14,000 square feet of office space in the same facility. The lease term on the additional space expires July 31, 2008, but may be extended at our option for two additional two-year periods. This space is used for our corporate headquarters and manufacturing and laboratory facilities. We believe that our facility will adequately meet our needs for our Phase 3 clinical and other supportive trials. We expect to search for a larger production facility to commercially manufacture FavId if it is approved.

Item 3.                              Legal Proceedings

We are currently not a party to any material legal proceeding. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.                              Submission of Matters to a Vote of Security Holders

On October 1, 2004, the holders of our Series C preferred stock acted by written consent to ratify the loan facility that we had entered into with Oxford Finance Corporation.  Stockholders holding an aggregate of 3,757,052 shares of our Series C preferred stock approved the matters set forth in the action by written consent and stockholders holding approximately 2,914,961 shares of our Series C preferred stock did not consent with respect to such matters.

On December 31, 2004, our stockholders also acted by written consent to take the following actions in connection with the initial public offering of our common stock:

(1)       the approval and adoption of an Amended and Restated Certificate of Incorporation to be filed prior to the effectiveness of our initial public offering to, among other things, (i) adjust the conversion price of our Series C preferred stock from $1.38 per share to $1.27 per share, and (ii) provide that the outstanding shares of our preferred stock automatically be converted into shares of common stock immediately prior the closing of our initial public offering in which (A) the value of our company immediately prior to such offering, calculated on a fully-diluted basis, is at least $150,000,000, and (B) the gross cash proceeds to our company (before underwriting discounts, commissions and fees) from such offering are at least $40,000,000;

(2)       the approval and adoption of an additional Amended and Restated Certificate of Incorporation to be filed prior to the effectiveness of our initial public offering to implement a 1-for-5.1875 reverse stock split of our outstanding common stock;

(3)       the approval and adoption of our Amended and Restated Certificate of Incorporation to become effective upon the closing of our initial public offering;

(4)       the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our initial public offering;

(5)       the approval and adoption of our Amended and Restated 2001 Equity Incentive Plan;

(6)       the approval and adoption of our 2005 Employee Stock Purchase Plan;

(7)       the approval and adoption of our 2005 Non-Employee Directors’ Stock Option Plan; and

(8)       the approval of the form of indemnity agreement between us and each of our directors and executive officers.

Stockholders holding an aggregate of 12,098,887 shares approved the matters set forth in the action by written consent and stockholders holding approximately 1,918,034 shares did not consent with respect to such matters.

All of the above actions were effected pursuant to actions by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

PART II

Item 5.                                   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock commenced trading on the Nasdaq National Market on February 2, 2005 under the symbol “FVRL.” Prior to such time, there was no public market for our common stock.

The closing price for our common stock as reported by the Nasdaq National Market on March 18, 2005 was $5.49 per share. As of March 18, 2005, there were approximately 860 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. The payment of dividends by us on our common stock is limited by our debt agreements. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Use of Proceeds from the Sale of Registered Securities

On February 2, 2005, our registration statement on Form S-1 (Registration No. 333-114299) was declared effective for our initial public offering. On March 7, 2005, the underwriters exercised their right to purchase 285,000 of the over-allotment shares. As of March 18, 2005, we had invested the $40.9 million in net proceeds from the offering in money market funds.  Through March 18, 2005, we have not used the proceeds. We intend to use the proceeds to develop and prepare for filing for regulatory approval of FavId, for development of our other product candidates, for general and administrative expenses, and for working capital, including the purchase of equipment for the expansion of our current manufacturing capabilities to support production of clinical trial material and prepare for commercial launch of our lead product candidate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to all of our equity compensation plans in effect as of December 31, 2004:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	959,753	$0.63	683,112
Equity compensation plans not approved by security holders	—	—	—
Total	959,753	—	683,112

Recent Sales of Unregistered Securities

During the year ended December 31, 2004, we sold and issued the following securities which were not registered under the Securities Act of 1933:

• On March 26, 2004 and April 6, 2004,we sold 6,140,188 shares of our Series C preferred stock, convertible into an aggregate of 6,672,014 shares of common stock, to certain institutional and accredited investors for an aggregate of approximately $44.0 million in gross proceeds.

• On August 27, 2004, we issued a warrant to purchase an aggregate of 6,984 shares of our Series C preferred stock, which expired upon the closing of our initial public offering, to Oxford Finance Corporation in connection with an equipment financing facility.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in the paragraphs above by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. We claimed such exemption on the basis that the recipients of the securities represented that they intended to acquire the securities for investment purposes only and not with a view to the distribution thereof and that they either received adequate information about us or had access, through employment with us or other relationships, to such information. Appropriate legends were affixed to the stock certificates issued in such transactions, as applicable.

Item 6.                                   Selected Financial Data

The following selected financial data set forth below should be read in conjunction with Financial Statements and Notes thereo included in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The selected financial data for the years ended December 31, 2004, 2003, and 2002 and the selected balance sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements, which are included in Item 8. The selected financial data for the period from January 21, 2000 (inception) to December 31, 2000, and the year ended 2001 and the selected balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited financial statements, which are not included in this report. Our historical results are not necessarily indicative of our future results.

	Years ended December 31,				Period from January 21, 2000 (inception) to December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$18,694	$10,492	$5,308	$2,635	$825
General and administrative	4,496	2,392	2,017	1,190	361
Amortization of stock-based compensation:
Research and development	1,196	114	—	—	—
General and administrative	1,220	41	—	—	—
Total operating expenses	25,606	13,039	7,325	3,825	1,186
Loss from operations	(25,606)	(13,039)	(7,325)	(3,825)	(1,186)
Interest income	375	108	167	134	133
Interest expense	(817)	(332)	(88)	(67)	—
Other income	12	8	—	—	—
Total other income (expense), net	(430)	(216)	79	67	133
Net loss	(26,036)	(13,255)	(7,246)	(3,758)	(1,053)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	(28,103)	—	—	—	—
Accretion of Series C redeemable convertible preferred stock issuance costs	(51)	—	—	—	—
Net loss applicable to common stockholders	$(54,190)	$(13,255)	$(7,246)	$(3,758)	$(1,053)
Historical net loss per share:
Basic and diluted	$(51.48)	$(16.97)	$(11.87)	$(8.51)	$(3.87)
Weighted-average shares—basic and diluted	1,052,624	781,054	610,709	441,608	272,430
Pro forma net loss per share (unaudited) (1):
Basic and diluted	$(4.85)
Weighted-average shares—basic and diluted	11,182,712

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,065	$5,610	$10,030	$977	$4,672
Short-term investments	1,493	—	—	—	—
Working capital	22,176	3,466	9,226	591	4,440
Total assets	39,130	14,932	11,998	2,210	5,137
Debt (less current portion)	4,224	3,501	207	531	—
Redeemable convertible preferred stock	43,672	—	—	—	—
Accumulated deficit	(79,502)	(25,312)	(12,057)	(4,811)	(1,053)
Total stockholders’ equity (deficit)	(14,654)	8,278	10,727	1,171	4,861

(1)                                  See Note 1 of Notes to Financial Statements for a description of the method used to compute pro forma basic and diluted net loss per share and the number of shares used in computing historical and pro forma basic and diluted net loss per share.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and accompanying notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of several factors, including those set forth under “Factors That May Affect Future Operating Results” and elsewhere in this Report, our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. FavId entered a pivotal Phase 3 clinical trial in follicular B-cell NHL in July 2004.  To date, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials involving over 120 patients.

We believe FavId may be effective in treating other types of B-cell NHL. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2005. One of these clinical trials will be conducted under a separate physician-sponsored IND in the United States. A second of these will be conducted as a physician-sponsored clinical trial in Switzerland. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology will enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases, with an initial focus on multiple sclerosis. We are currently developing a second product candidate, FAV-201, for the treatment of T-cell lymphoma and intend to initiate a Phase 1/2 clinical trial evaluating the safety and preliminary efficacy of FAV-201 in the second half of 2005. We have retained exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of December 31, 2004, we have not generated any revenues, and we have financed our operations and internal growth through private placements of our preferred stock and equipment and leasehold debt financings. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2004, our accumulated deficit was approximately $79.5 million. We expect to incur substantial and increasing losses for the next several years as we:

• continue to develop and prepare for the commercialization of our lead product candidate, FavId;

• expand our research and development programs;

• expand our current manufacturing capabilities to support our operations; and

• acquire or in-license oncology products that are complementary to our own.

Financial Operations Overview

Research and Development Expense.    Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of FavId. We have completed enrollment in two Phase 2 clinical trials and continue to evaluate the results. We initiated our pivotal Phase 3 clinical trial of FavId following Rituxan in patients with follicular B-cell NHL in July 2004. We estimate an 18-month patient enrollment period and an additional 18-month evaluation period for our

Phase 3 clinical trial. Patient enrollment in the Phase 2 clinical trial with FavId following prior therapy in patients who do not qualify for randomization in the Phase 3 will depend upon the rate of completion of patient participation in the Phase 3 clinical trial. Six additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2005. Two of these clinical trials will be conducted under separate physician-sponsored INDs in the United States. One of these will be conducted as a physician-sponsored clinical trial in Switzerland. We estimate average enrollment periods of 12 to 24 months and evaluation periods ranging from six to 36 months for these Phase 2 clinical trials.

From inception through December 31, 2004, we incurred costs of approximately $38.0 million associated with the research and development of FavId which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a BLA for FavId will be an additional $75 million. We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, primarily multiple sclerosis.

Clinical development timelines, likelihood of success and total costs vary widely. Although we are currently focused primarily on FavId, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate.

At this time, due to the risks inherent in the clinical trial process, product candidate completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our product candidates could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any cash flows from our current product candidates will commence.

General and Administrative Expense.    General and administrative expenses consist primarily of compensation and other expenses related to our corporate administrative employees, legal fees and other professional services expenses. As a result of completing our initial public offering, we anticipate increases in general and administrative expenses as we add personnel, become subject to reporting obligations applicable to publicly-held companies and continue to develop and prepare for commercialization of our product candidates.

Stock-Based Compensation Expense.    Stock-based compensation expense represents the amortization of deferred stock-based compensation resulting from options considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant.

Interest Income.    Interest income primarily consists of interest earned on our cash reserves, cash invested in money market funds, government securities and certificates of deposit.

Interest Expense.    Interest expense represents interest on our debt, including capital leases.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 1 of Notes to Financial Statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Deferred Tax Asset Valuation Allowance.    Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2004, 2003 and 2002, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

Deferred Stock-Based Compensation.    In connection with the grant of stock options during the years ended December 31, 2004 and 2003, we recorded $9.4 million and $1.6 million in deferred stock-based compensation within stockholders’ equity, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to the Company’s initial public offering of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including the prices obtained in private placement transactions of other equity securities, and as a result the amount of the compensatory charge is not based on an objective measure such as the trading price of the common stock since there was no public market for our common stock prior to February 2, 2005. As of December 31, 2004, we had an aggregate of $8.4 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: $2.8 million in 2005; $2.8 million in 2006; $2.3 million in 2007; and $504,000 in 2008. We are amortizing the deferred compensation on a straight-line basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2004 to 2003

Research and Development.    Research and development expense increased from approximately $10.5 million in 2003 to $18.7 million in 2004. The increase of $8.2 million, or 78%, was due primarily to an increase of $2.4 million associated with ongoing expenses for our new manufacturing facility, which our research and development staff began occupying in October 2003; an increase of $2.1 million associated with an increase in personnel from 61 full-time equivalent employees to 92 full-time equivalent employees to support our Phase 3 clinical trial initiated in July 2004; an increase of $1.4 million associated with supplies to support continued process and formulation development and the purchase of supplies for our manufacturing facility in anticipation of the Phase 3 clinical trial requirements; approximately $550,000 paid to third party vendors providing support services for our Phase 3 clinical trial, including randomization of patients, radiology and laboratory management services.

General and Administrative.    General and administrative expense increased from approximately $2.4 million in 2003 to $4.5 million in 2004. The increase of $2.1 million, or 89%, was primarily due to an increase of $839,000 associated with an increase in personnel from eight full-time equivalent employees to 17 full-time equivalent employees; an increase of $221,000 associated with our new manufacturing facility, which our administrative staff began occupying in May 2003; and $746,000 in deferred initial public offering costs expensed in accordance with Staff Accounting Bulletin Topic 5A.

Amortization of Stock-Based Compensation.    We recorded deferred stock-based compensation of $9.4 million and $1.6 million in 2004 and 2003, respectively. We recorded these amounts as components of stockholders’ equity and are amortizing the amounts, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of stock-based compensation of $2.4 million and $155,000 in 2004 and 2003, respectively. We anticipate recording additional amortization of deferred stock-based compensation related to employee stock option grants of approximately $2.8 million, $2.8 million, $2.3 million and $504,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

Interest Expense.  Interest expense increased from approximately $332,000 in 2003 to $817,000 in 2004. The increase of $485,000, or 146%, was primarily due to interest payments associated with our debt agreements with GE Capital and Oxford Finance.

Interest Income.  Interest income increased from approximately $108,000 in 2003 to $375,000 in 2004. The increase of $267,000, or 247%, was primarily a result of interest income attributable to the $43.6 million in net proceeds received from the sale of our Series C preferred stock in March and April 2004.

Comparison of Fiscal Years Ended December 31, 2003 to 2002

Research and Development.    Research and development expense increased from approximately $5.3 million in 2002 to $10.5 million in 2003. The increase of $5.2 million, or 98%, was due primarily to costs associated with conducting two ongoing Phase 2 clinical trials in 2002 with combined enrollment of 45 patients compared to combined enrollment of 80 patients in 2003. As a result of increased patient enrollment, we increased personnel from 37 full-time equivalent employees to 60 full-time equivalent employees resulting in increased costs of $1.8 million. In addition, there was a $1.4 million increase in depreciation expense and facility-related costs as a result of the increase in expenditures for leasehold improvements and equipment for our manufacturing facility.

General and Administrative.    General and administrative expense increased from approximately $2.0 million in 2002 to approximately $2.4 million in 2003. The increase of $400,000, or 20%, was due primarily to a $90,000 increase in consulting services related to business development, a $60,000 increase in property and liability insurance and a $113,000 increase in the depreciation expense and facility related costs associated with our new manufacturing facility, which our administrative staff began occupying in May 2003.

Amortization of Stock-Based Compensation.    Deferred stock-based compensation for stock options has been determined as the difference between the exercise price and the deemed fair value of the common stock on the date of grant for financial reporting purposes.  In connection with the grant of stock options to employees and non-employee directors, we recorded deferred stock-based compensation of $1.6 million for the year ended December 31, 2003. We recorded this amount as a component of stockholders’ equity and are amortizing the amount, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of stock-based compensation of $155,000 for the year ended December 31, 2003.

Interest Income.    Interest income decreased from approximately $167,000 in 2002 to $108,000 in 2003. The decrease of $59,000, or 35%, was primarily attributable to lower average cash balances and lower interest rates.

Interest Expense.    Interest expense increased from approximately $88,000 in 2002 to $332,000 in 2003. The increase of $244,000, or 277%, was a result of interest expense related to draws in 2003 of approximately $5.4 million on a $7.0 million line of credit.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of December 31, 2004, we had received proceeds from the sale of preferred stock of approximately $76.8 million, net of stock issuance costs of approximately $686,000. As of December 31, 2004, we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $10.1 million, of which $6.7 million was outstanding at that date. The debt agreements subject us to certain non-financial covenants. As of December 31, 2004, we were in compliance with the terms of the debt agreements.

These obligations are secured by certain purchased equipment and leasehold improvements and are due in monthly installments through June 2008. They bear interest at effective rates ranging from approximately 5.18% to 21.67% and include terminal payments at the end of certain of the loans ranging from 7.50% to 12.75%.

Cash Flows

As of December 31, 2004, cash and cash equivalents totaled approximately $25.1 million as compared to $5.6 million at December 31, 2003, an increase of approximately $19.5 million. The increase resulted primarily from net proceeds of $43.6 million from the sale of 6.1 million shares of Series C preferred stock in March and April 2004, partially offset by cash used in operations. As of December 31, 2003, cash and cash equivalents totaled approximately $5.6 million compared to $10.0 million as of December 31, 2002, a decrease of approximately $4.4 million. The decrease resulted primarily from our operating loss of $13.3 million and principal payments of $1.0 million on loans, partially offset by net proceeds of $10.5 million from the sale of our Series B-2 preferred stock.

Net cash used in operating activities was approximately $20.6 million for the year ended December 31, 2004 reflecting the net loss occurring for this period of $26.0 million, offset primarily by non-cash charges for depreciation and amortization of $1.4 million, issuance of options and warrants related to consulting agreements of $169,000, stock-based compensation of $2.4 million and deferred rent of $596,000 and an increase in accounts payable and accrued liabilities of $913,000. Net cash used in operating activities was approximately $12.1 million and $6.6 million for the years ended December 31, 2003 and 2002, respectively. The increase in net cash used in operating activities was primarily due to the increase in our clinical development activities for FavId, including enrollment and completion of two Phase 2 clinical trials and the associated costs of manufacturing product for those trials.

Net cash used in investing activities for the year ended December 31, 2004 totaled $5.6 million reflecting primarily the purchase of $4.3 million of property and equipment and $1.5 million in short-term investments. Net cash used in investing activities was approximately $7.4 million and $854,000 for the years ended December 31, 2003 and 2002, respectively. The increase in cash used from investing activities is the result of construction of leasehold improvements for our new manufacturing facility and the related equipment purchases of approximately $5.6 million in 2003. In addition, in 2003 we purchased approximately $1.6 million in money market fund investments to collateralize a letter of credit related to the lease agreement for our new facility.  For the year ended December 31, 2002, the primary use of cash was related to the purchase of equipment used in our operations of approximately $853,000.

Net cash provided by financing activities for the year ended December 31, 2004 totaled $45.6 million, reflecting primarily the net proceeds of $43.6 million from the sale of Series C preferred stock and the net proceeds of $3.7 million from debt, offset by $2.1 million in principal payments on the debt. Net cash provided by financing activities was approximately $15.0 million and $16.5 million for the years ended December 31, 2003 and 2002, respectively. In 2003, the financing activities consisted primarily of $5.4 million in proceeds from a line of credit for certain equipment and leasehold improvements and approximately $10.5 million in net proceeds from the sale of our Series B-2 preferred stock, partially offset by principal payments on our debt of $1.0 million. In 2002, these activities consisted primarily of net proceeds of $16.1 million from the sale of our Series B preferred stock and $650,000 in convertible bridge loans, which were converted into Series B preferred stock, partially offset by the principal payments on our debt of $296,000.

Funding Requirements

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

• magnitude and cost of our product development efforts and other research and development activities;

• rate of progress toward obtaining regulatory approval for our product candidates;

• costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

• our ability to establish and maintain collaborative, licensing or other arrangements for the development, sale, marketing or distribution of our product candidates and the terms of those arrangements;

• effects of competing technological and market developments; and

• the success of the commercialization of FavId.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from equipment and leasehold improvement debt financing. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of December 31, 2004, 2003 and 2002, we do not believe that we have invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 7 of Notes to Financial Statements included elsewhere in this report.

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)

Long-term debt obligations(1)	$7,547	$3,144	$4,307	$96	$—
Capital lease obligations(2)	89	44	39	6	—
Operating lease obligations	30,637	1,784	3,780	4,126	20,947
License obligations(3)	30	10	20	—	—
Supply agreement (4)	235	235	—	—	—

Total	$38,538	5,217	8,146	4,228	20,947

(1) Includes monthly principal and interest payments, as well as terminal payments on the loans. The effective annual rates of interest on the loans range from 9.34% to 14.66%.

(2) Includes monthly principal and interest payments on capital leases. The effective annual rates of interest on the capital leases range from 5.18% to 21.67%.

(3) Includes an annual fee of $10,000 through our period of clinical development. Additional amounts due under the agreement beyond the clinical development period are based upon certain events occurring. As the timing of those events is unknown they have been excluded from the table.

(4) Additional amounts due under the supply agreement of up to $300,000 are based upon certain events occurring. As the timing of those events is unknown they have been excluded from the table.

We also enter into agreements with service providers and clinical sites that administer and conduct our clinical trials, respectively. We make payments to the service providers and sites based upon the number of patients enrolled. For the years ended December 31, 2004, 2003 and 2002, we had made aggregate payments of $2.1 million, $738,000 and $457,000, respectively, in connection with our clinical trials. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future patient enrollment costs we will incur and therefore have excluded these costs from the above table.

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above.  We are not able to determine the aggregate amount of such purchase orders that represents contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons.

As of December 31, 2004, we had $1.6 million in restricted cash associated with our facility lease.

Related Party Transactions

For a description of our related party transactions, see “Certain Relationships and Related Transactions.”

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R, which will be effective for our fiscal third quarter of 2005, requires that employee stock-based compensation is measured based on its fair-value on the grant date and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of equity awards outstanding as of adoption. We currently anticipate adopting SFAS No. 123R using the modified-prospective method effective July 1, 2005. While we are currently evaluating the impact on our financial statements of the adoption of SFAS No. 123R, we anticipate that our adoption of SFAS No. 123R will have a significant impact on our results of operations for 2005 and future periods although our overall financial position will not be effected.

Factors that May Affect Future Operating Results

You should consider carefully the risk factors described below, together with the other information contained in this report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to the Development of Our Product Candidates

We are dependent on the success of our lead product candidate, FavId, and we cannot be certain that it will be commercialized.

We have expended significant time, money and effort in the development of our lead product candidate, FavId, which is still in clinical development, has not yet received regulatory approval and may never be commercialized. In order to commercialize FavId, we will need to demonstrate to the FDA and other regulatory agencies that it satisfies rigorous standards of safety and effectiveness. We initiated a pivotal Phase 3 clinical trial of FavId following Rituxan for the treatment of follicular B-cell NHL in July 2004.

We are also evaluating FavId for use in other B-cell NHL indications. However, even if we were to receive regulatory approval of FavId for the treatment of indolent B-cell NHL or the other indications we are exploring, our ability to successfully commercialize FavId could be jeopardized by the emergence of a competitive product that exhibits greater efficacy, longer duration of response or other benefits. In addition, because our initial regulatory and marketing strategy contemplates the administration of FavId to patients following treatment with Rituxan, the commercial opportunity for FavId may be limited by the degree to which oncologists continue to use Rituxan to treat indolent B-cell NHL. Furthermore, to the extent FavId fails to gain market acceptance for its initial indication, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize FavId for other indications.

Other than FavId, we have only two other product development programs, which are at significantly earlier stages of development. We plan to initiate a Phase 1/2 clinical trial evaluating the safety and preliminary efficacy of a product candidate, FAV-201, from one of these programs in patients with T-cell lymphoma in the second half of 2005. During the second quarter of 2005, we intend to initiate preclinical studies to assess the applicability of our technology to autoimmune diseases, with an initial focus on multiple sclerosis. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. We cannot be certain that the clinical development of FavId or any other product candidate in preclinical testing or clinical trials will be successful, that it will receive the regulatory approvals required to commercialize it, or that any of our other research programs will yield a product candidate suitable for entry into clinical trials. If we are unable to commercialize FavId or our other product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected.

Failure to obtain product approvals by the FDA could harm our business.

We are subject to rigorous and extensive regulation by the FDA. In the United States, our biologic product candidates, currently in the preclinical and clinical stages of development, cannot be marketed until they are approved by the FDA. Obtaining FDA approval involves the submission of the results of preclinical studies and clinical trials, among other information, of the product candidates. We may not be able to obtain FDA approval, and, even if we are able to do so, the approval process typically takes many years and requires the commitment of substantial effort and financial resources. The FDA can delay, limit or deny approval of a biologic product candidate for many reasons, including:

• the FDA may not find that the biologic product candidate is sufficiently safe or effective;

• FDA officials may interpret data from preclinical testing and clinical trials differently than we do; and

• the FDA may not find our manufacturing processes or facilities satisfactory.

In addition, the specific active immunotherapy technology on which FavId is based is a relatively new form of cancer therapy that presents novel issues for the FDA to consider, which may make the regulatory process especially difficult.

We cannot assure you that any of our product candidates in development will be approved in the United States in a timely fashion, or at all. Failure to obtain regulatory approval of our product candidates in a timely fashion would prevent or delay us from marketing or selling any products and, therefore, from generating revenues from their sale. If this occurs, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected. In addition, both before and after approval, we are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion and export of biologics. Failure to comply with the law, including statutes and regulations, administered by the FDA, could result in, among others, any of the following actions:

• warning letters;

• fines and other civil penalties;

• unanticipated expenditures;

• delays in approving or refusal to approve a product candidate;

• product recall or seizure;

• interruption of production;

• operating restrictions;

• injunctions; and

• criminal prosecution.

Before we can seek regulatory approval of any of our product candidates, we must successfully complete clinical trials, which are uncertain.

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 120 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We initiated a pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in July 2004. We estimate an 18-month patient enrollment period and an additional 18-month evaluation period for our pivotal Phase 3 clinical trial for FavId. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during the first half of 2005. One of these clinical trials will be conducted under a separate physician-sponsored IND in the United States. A second of these will be conducted as a physician-sponsored clinical trial in Switzerland. Sponsorship for a physician-sponsored IND of an ongoing Phase 2 clinical trial was assumed in August 2004. We are also developing FAV-201 for the treatment of T-cell lymphoma and expect to initiate a Phase 1/2 clinical trial evaluating the safety and preliminary efficacy of FAV-201 in the second half of 2005.

We have received a Special Protocol Assessment, or SPA, from the FDA for our recently-initiated Phase 3 clinical trial. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial is successful in meeting its predetermined objectives. The FDA’s written agreement is binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. Even if a BLA is filed, there is no guarantee that the application will be approved. Any change to the protocol for our Phase 3 clinical trial included in the SPA would require prior FDA approval, which could delay our ability to implement such change.

In addition, despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our recently-initiated Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

Completion of necessary clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

• ineffectiveness of the product candidate, or perceptions by physicians that the product candidate is not safe or effective for a particular indication;

• inability to manufacture sufficient quantities of the product candidate for use in clinical trials;

• delay or failure in obtaining approval of our clinical trial protocols from the FDA;

• slower than expected rate of patient recruitment and enrollment;

• inability to adequately follow and monitor patients after treatment;

• difficulty in managing multiple clinical sites;

• unforeseen safety issues; and

• government or regulatory delays.

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause us to repeat or terminate a clinical trial or require us to conduct additional trials. Our clinical trials may be suspended at any time for a variety of reasons, including if the FDA or we believe the patients participating in our trials are exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials.

Failures or perceived failures in our clinical trials will directly delay our product development and regulatory approval process, damage our business prospects, make it difficult for us to establish collaboration and partnership relationships, and negatively affect our reputation and competitive position in the pharmaceutical community.

Failure to enroll patients in our clinical trials may cause delays in developing FavId or any other product candidate.

We may encounter delays in development and commercialization, or fail to obtain marketing approval, of FavId or any other product candidate that we may develop if we are unable to enroll enough patients to complete clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial and competing clinical trials. We have from time to time experienced slower-than-expected patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs and harm our ability to complete our clinical trials and obtain regulatory approval.

The development of FavId requires the continued availability of two FDA-approved drugs: GM-CSF and Rituxan.

Administration of FavId requires an adjuvant to enhance the immune response. An adjuvant is a substance that is used to enhance the immune response. We use a white blood cell growth factor known as GM-CSF, which is commercially available solely from Berlex Laboratories, Inc., as an adjuvant for FavId. We currently rely on purchase orders to purchase GM-CSF for use in our clinical trials and do not have a supply agreement with Berlex. GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians. Our current strategy for the initial commercialization of FavId involves the administration of FavId following treatment with Rituxan. Rituxan is a passive immunotherapy for patients with NHL, which is also FDA-approved and is commercially available solely from Genentech, Inc. and Biogen Idec Inc. We currently rely on physicians to order and administer Rituxan to patients prior to the administration of FavId in our registration trial. If GM-CSF or Rituxan were to become unavailable as a result of regulatory actions, supply constraints or other reasons, our ability to continue the clinical development of FavId would be jeopardized.

Risks Related to Our Financial Results and Need for Financing

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We are a development stage company with a limited operating history. We have financed our operations through private placements of preferred stock and equipment and leasehold debt financing. We have incurred losses in each year since our inception in 2000. Net losses were $26.0 million for the year ended December 31, 2004, $13.3 million in 2003, $7.2 million in 2002, $3.8 million in 2001 and $1.0 million in 2000. As of December 31, 2004, we had an accumulated deficit of $79.5 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs and, to a lesser extent, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

We currently have no source of revenue and may never become profitable.

Our ability to become profitable will depend upon our ability to generate revenue. To date, FavId has not generated any revenue, and we do not know when or if FavId will generate revenue. Our ability to generate revenue depends on a number of factors, including our ability to:

• successfully complete clinical trials for FavId;

• obtain regulatory approval for FavId, including regulatory approval for our commercial scale manufacturing facility and process;

• manufacture commercial quantities of FavId at acceptable cost levels; and

• successfully market and sell FavId.

We do not anticipate that we will generate revenues until 2008, at the earliest. Further, we do not expect to achieve profitability for at least several years after generating material revenues. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We will need substantial additional funds to continue operations, which we may not be able to raise on favorable terms, or at all.

We will need substantial additional funds for existing and planned preclinical studies and clinical trials, to continue research and development activities, for lease and debt obligations related to our manufacturing and headquarter facilities, and to establish manufacturing and marketing capabilities for any products we may develop. In addition, because we do not expect to generate revenues from the sale of our product candidates for several years, or at all, we will also need to raise additional capital to fund our operations.

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to meet our projected operating requirements through fiscal 2006. We will need to raise additional funds in order to commercialize FavId, including the completion of the construction and qualification of a commercial scale manufacturing facility. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section of this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including, but not limited to:

• magnitude and cost of our product development efforts and other research and development activities;

• rate of progress toward obtaining regulatory approval for our product candidates;

• costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

• our ability to establish and maintain collaborative, licensing or other arrangements for the development, sale, marketing or distribution of our product candidates and the terms of those arrangements;

• effects of competing technological and market developments; and

• the success of the commercialization of FavId.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Additional funding may not be available to us, and, if available, may not be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. If adequate funds are not available to us, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

We are recording non-cash compensation expense that may result in an increase of our net losses for a given period.

Stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of an option grant or stock issuance and the option exercise price or price paid for the stock. Stock-based compensation is amortized over the vesting period of the option or issuance. As of December 31, 2004, deferred stock-based compensation related to option grants to our employees and non-employee directors totaled $8.4 million, which is being amortized to expense on a straight-line basis as the options or stock are earned, generally over a period of four years. Options granted to consultants, if any, for compensation purposes, must be remeasured at each reporting date during the vesting period. The remeasurement and the corresponding effect on the related expense may result in an increase in net losses for a given period.

Other Risks Related to Our Business and Industry

We currently depend on single source suppliers for critical raw materials for manufacturing. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of FavId.

We currently depend on single source suppliers for critical raw materials used in the manufacture of FavId. In particular, our manufacturing process for FavId requires a foreign protein derived from shellfish that is known as keyhole limpet hemocyanin, or KLH. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, which is currently the only supplier of KLH that has submitted the required filing, known as a drug master file, with the FDA. In November 2004, we entered into an eight-year supply and license agreement with biosyn under which biosyn has agreed to supply us with KLH and we have committed to minimum initial and annual KLH purchase requirements. We made a $50,000 initial payment to biosyn under the agreement and we committed to purchase $235,000 of raw material through May 2005. An additional aggregate of up to $300,000 will be due upon the achievement of certain milestones, the timing of which are not known at this time. Either party may terminate the supply agreement upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. If we identify another supplier of KLH of suitable quality for our purposes, we will not be able to use the supplier as a second source of KLH for the commercial manufacture of FavId unless the KLH is tested to be comparable to the existing KLH.

In addition, we depend on a single source supplier for the cell growth media we use to produce FavId. We purchase this material from Expression Systems LLC, which in turn obtains several of the components used in the cell growth media from sole suppliers. We currently rely on purchase orders to obtain this material and do not have a supply agreement with Expression Systems. We intend to qualify a second source for the cell growth media but may not be able to do so.

Establishing additional or replacement suppliers for these materials may take a substantial amount of time. In addition, we may have difficulty obtaining similar materials from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of FavId, or any other product candidates that we may develop, could be interrupted for an extended period of time, which may delay completion of our clinical trials or commercialization. If we are unable to obtain adequate amounts of these materials, our clinical trials will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different materials that may not be as safe or as effective. As a result, regulatory approval of FavId, or any other product candidates that we may develop, may not be received at all.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not be able to obtain regulatory approval for or commercialize FavId or any other product candidates that we may develop.

We expect our pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL to be conducted at 65 or more sites in the United States and to require at least 342 evaluable patients. We expect that at least three clinical trials of FavId will be conducted under the direction of a physician sponsor, rather than under our supervision. We do not have the ability to independently conduct clinical trials for FavId, or any other product candidate that we may develop, and we must rely on third parties, such as medical institutions and clinical investigators, including physician sponsors, to conduct our clinical trials. In particular, we will rely on these parties to recruit and enroll patients in our clinical trials. We also rely on third-party couriers to transport patient tissue samples and FavId. If any of the third parties upon whom we rely to conduct our clinical trials or transport patient tissue samples and immunotherapies do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, and need to be replaced, our clinical trials may be extended, delayed or terminated.

If the quality or accuracy of the clinical data obtained by medical institutions and clinical investigators, including physician sponsors, is compromised due to their failure to adhere to applicable laws, our clinical protocols or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize FavId, or any other product candidates that we may develop. If any of our relationships with any of these organizations or individuals terminates, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these third parties would delay our clinical trials and could jeopardize our ability to commercialize FavId and our other product candidates on a timely basis, or at all.

Even if we obtain regulatory approval, we will continue to be subject to extensive government regulation that may cause us to delay the introduction of our products or withdraw our products from the market.

Even if we obtain regulatory approval for FavId or our other product candidates, we will still be subject to extensive regulation. These regulations will impact many aspects of our operations, including production, record keeping, quality control, adverse event reporting, storage, labeling, advertising, promotion and personnel. In addition, the later discovery of previously unknown problems may result in restrictions of the product candidates, including their withdrawal from the market. Furthermore, regulatory approval may subject us to ongoing requirements for post-marketing studies. If we or any third party that we involve in our operations fail to comply with any continuing regulations, we may be subject to, among other things, product seizures, recalls, fines or other civil penalties, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution.

Before we can obtain marketing approval for or commercially distribute FavId, the FDA and the California Department of Health Services must find our manufacturing facility and process satisfactory.

Our manufacturing methods, equipment and processes must comply with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. We may also need to perform extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern, among other things, record keeping, production processes and controls, personnel and quality control. We have only undertaken initial steps towards achieving compliance with these regulatory requirements. Additional steps will require expenditure of significant time, money and effort. We cannot predict the likelihood that the FDA will find our facility satisfactory, even if we believe that we have taken the necessary steps to achieve compliance. If we fail to comply with these requirements or fail to pass a pre-approval inspection of our manufacturing facility in connection with an application to obtain marketing approval for FavId or another product candidate, we would not receive regulatory approval, and we would be subject to possible regulatory action.

We plan to manufacture FavId for our recently-initiated Phase 3 and for the planned and ongoing Phase 1/2 clinical trials at our facility in San Diego. Our manufacturing facility is subject to the licensing requirements of the California Department of Health Services. Our facility was inspected and licensed by the California Department of Health Services. Our facility is subject to re-inspection at any time. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the California Department of Health Services would disrupt our manufacturing processes and prevent us from supplying FavId to patients. If an inspection by the California Department of Health Services indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

We will need to construct and qualify a commercial scale manufacturing facility in order to commercialize FavId or any other product candidates that we may develop. Preparing a facility for commercial manufacturing may involve unanticipated delays and the costs of complying with FDA regulations may be significant. In addition, any material changes we make to the manufacturing process after approval may require approval by the FDA and state regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays that could limit our ability to manufacture commercial quantities, increase our costs and adversely affect our business.

We may experience difficulties in manufacturing FavId or any other product candidates that we may develop, which could prevent us from completing our ongoing clinical trials and commercializing these product candidates.

Manufacturing FavId is a complex, multi-step process that requires us to expend significant time, money and effort in production, record keeping and quality systems to assure that FavId will meet product specifications and other regulatory requirements. To date, we have manufactured FavId only for use in Phase 2 clinical trials and have no experience in manufacturing FavId for the number of patients that we expect to enroll in our Phase 3 clinical trial or for the commercial quantities that might be required if we receive regulatory approval. In particular, we cannot be sure that we will be able to manufacture FavId at a cost that would enable commercial use. We may experience any of the following problems in our efforts to manufacture our product candidates for our expanding clinical trials or on a commercial scale:

• failure to obtain a sufficient supply of key raw materials;

• difficulties in completing the development and validation of the specialized assays required to ensure the consistency of our product candidates, including FavId;

• difficulties in obtaining adequate tumor samples from treating physicians and hospitals;

• difficulties in manufacturing FavId for multiple patients simultaneously;

• difficulties in the timely shipping of tumor samples to us or in the shipping of FavId to the treating physicians due to errors by third-party couriers, transportation restrictions or other reasons;

• failure to ensure adequate quality control and assurance in the manufacturing process as we increase the production quantities of FavId;

• difficulties in establishing and effectively managing a commercial-scale manufacturing facility;

• failure to comply with regulatory requirements, such as FDA regulations and environmental laws;

• significant changes in regulatory requirements;

• damage to or destruction of our manufacturing facility or equipment; and

• shortages of qualified personnel.

In addition, because our manufacturing process only begins upon our receipt of a patient’s tumor biopsy, we cannot produce inventory reserves of our product candidate to be stored in anticipation of any of these potential manufacturing problems. The failure to produce an adequate supply of FavId could delay our clinical trials and, in turn, delay submission of a BLA for FavId and commercial launch. Similarly, any difficulties we experience in the manufacture and supply of other product candidates, such as FAV-201, would delay the clinical trials of those product candidates.

If our manufacturing facility is damaged or destroyed, our ability to manufacture products will be significantly affected, which could delay or prevent completion of our clinical trials and commercialization of FavId or any other product candidates that we may develop.

We currently rely on the availability and condition of our manufacturing facility in San Diego to manufacture FavId. We lease the property where this facility is located under a lease agreement that expires August 31, 2018 but may be extended at our option for two additional five-year periods. After that time, we may not be able to negotiate a new lease for our facility. If the facility or our equipment in the facility is damaged or destroyed, we will not be able to quickly or inexpensively replace our manufacturing capacity. This would significantly affect our ability to complete clinical trials of, and to manufacture and commercialize, FavId, or any other product candidates that we may develop.

In addition, our facilities have been subject to electrical blackouts as a result of a shortage of available electrical power. Although we have back-up emergency power generators to cover energy needs for key support systems, a lengthy outage could disrupt the operations of our facilities and clinical trials. While we carry business interruption insurance, this insurance may not be adequate. Any significant business interruption could cause delays in our product development and harm our business.

If we do not develop a sufficient sales and marketing force or enter into agreements with third parties to sell and market FavId, we may not be able to successfully commercialize our products, which would limit our ability to earn product revenues.

We plan to retain exclusive worldwide rights to FavId for oncology indications at least through the completion of our BLA filing with the FDA for approval to market FavId in the United States. If we are successful in obtaining BLA approval or foreign marketing approval for FavId, we will need to establish sales and marketing capabilities. In the United States, we plan to do this either by establishing our own sales force or by entering into a co-promotion arrangement with a sales and distribution partner. Outside of the United States, we plan to establish strategic collaborations for the development and marketing of FavId.

We do not presently possess the resources or experience necessary to market FavId or our other product candidates ourselves, and we currently have no arrangements for the promotion or distribution of our product candidates. Our future commercial success will depend on our ability to establish our own sales and marketing infrastructure or to collaborate with third parties that have greater sales and marketing experience and resources. Developing effective internal sales and marketing capabilities, which would include the hiring of a sales force, would require a significant amount of our financial resources and time.

We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, or at all, and any sales force we do establish may not be capable of generating demand for FavId or any other product candidate we may develop. In addition, if we cannot enter into co-promotion arrangements in the United States, or other strategic collaborations for the development and marketing of FavId in other countries, in a timely manner and on acceptable terms, we may not be able to successfully commercialize FavId or any other product candidate that we may develop.

To the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we directly marketed and sold FavId, or any other product candidates that we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue and will not become profitable.

If physicians and patients do not use any of our products that may be approved, our ability to generate revenue in the future will be limited.

If approved, FavId and other product candidates that we may develop may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Demand for any approved product that we may develop will depend on many factors, including:

• our ability to provide acceptable evidence of safety and efficacy;

• convenience and ease of administration;

• availability of alternative treatments;

• cost effectiveness;

• continuing widespread use of Rituxan to treat our initial target disease market;

• effectiveness of our regulatory and marketing strategies;

• prevalence and severity of adverse side effects;

• publicity concerning our products or competitive products; and

• our ability to obtain third-party coverage or reimbursement.

Furthermore, to the extent FavId fails to gain market acceptance for its initial indication, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize FavId for other indications.

If we are unable to obtain acceptable prices or adequate coverage and reimbursement from third-party payors for FavId, or any other product candidates that we may develop, our revenues and prospects for profitability will suffer.

Our ability to commercialize FavId, or any other product candidates that we may develop, depends on the extent to which coverage and reimbursement for FavId, or any other product candidates that we may develop, will be available from:

• governmental payors, such as Medicare and Medicaid;

• private health insurers, including managed care organizations; and

• other third-party payors.

Many patients will not be capable of paying for FavId, or any other product candidates that we may develop, themselves and will rely on third-party payors to pay for their medical needs. The federal and state governments, insurance companies, managed care organizations and other third-party payors are actively seeking to contain or reduce costs of health care in the United States and exert increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are scrutinizing newly approved medical products and services and may not cover or may limit coverage and reimbursement for our product candidates. In particular, third-party payors may limit the indications for which they will reimburse patients who use FavId, or any other product candidates that we may develop. Cost-control initiatives could cause us to decrease the price we might establish for FavId, or any other product candidates that we may develop, which would result in lower product revenues. If the prices for FavId, or any other product candidates that we may develop, decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels for FavId, or any other product candidates that we may develop, our revenue and prospects for profitability will suffer.

If we are unable to establish or manage strategic collaborations in the future, our revenue and product development may be limited.

Our strategy may include reliance on strategic collaborations for co-promotion of FavId in the United States. In addition, we expect to rely on strategic collaborators for commercialization of FavId outside of the United States and, to an even greater extent, for worldwide development and commercialization of product candidates and programs for chronic autoimmune diseases, such as multiple sclerosis. To date, we have not entered into any agreements with third parties for any of these services and do not plan to establish a collaboration for FavId until at least completion of a BLA filing.

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of new collaborations on favorable terms, or at all. For example, potential partners may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. If we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our product candidates or the generation of sales revenue. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

Management of any collaborative relationship we may establish in the future will require:

• significant time and effort from our management team;

• coordination of our research and development programs with the research and development priorities of our collaborators; and

• effective allocation of our resources to multiple projects.

If we enter into development or commercialization collaborations, our success will in part depend on the performance of our corporate collaborators. We will not directly control the amount or timing of resources devoted by our corporate collaborators to activities related to our product candidates. Our corporate collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of our product candidates. If any corporate collaborator fails to commit sufficient resources, our preclinical or clinical development related to the collaboration could be delayed or terminated. Also, our collaborators may pursue development or commercialization of other products, product candidates or alternative technologies in preference to our product candidates. Finally, our collaborators may terminate our relationships, and we may be unable to establish additional corporate collaborations in the future on acceptable terms, or at all.

Our efforts to discover, develop and commercialize new product candidates beyond FavId are at an early stage and are subject to a high risk of failure.

Our strategy is focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. The process of successfully developing product candidates is very time-consuming, expensive and unpredictable. We have only recently begun to direct significant effort toward the development of product candidates in addition to FavId, such as FAV-201 for T-cell lymphoma and a preclinical product candidate for the treatment of multiple sclerosis. We do not know whether our planned preclinical studies or clinical trials for these other product candidates will begin on time or be completed on schedule, or at all. In addition, we do not know whether these clinical trials will result in marketable products. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials. We do not anticipate that any of our product candidates will reach the market for at least several years.

We may not identify, develop or commercialize any additional new product candidates from our proprietary active immunotherapy technology. Our ability to develop successfully any of these product candidates depends on our ability to demonstrate safety and efficacy in humans through extensive preclinical testing and clinical trials and to obtain regulatory approval from the FDA and other regulatory authorities. Development of our product candidates will also depend substantially upon the availability of funding for our research and development programs.

If our competitors develop and market products that are more effective than our existing product candidates or others we may develop, or obtain marketing approval before we do, our commercial opportunity may be reduced or eliminated.

The development and commercialization of new pharmaceutical products for the treatment of cancer and autoimmune diseases is competitive, and we will face competition from numerous sources, including major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have substantially greater financial and technical resources and development, production and marketing capabilities than we do. In addition, many of these companies have more experience than we do in preclinical testing, clinical trials and manufacturing of biologic therapeutics, as well as in obtaining FDA and foreign regulatory approvals. We will also compete with academic institutions, governmental agencies and private organizations that are conducting research in the fields of cancer and autoimmune disease. Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense.

We are aware of a number of companies that are developing active immunotherapies to treat B-cell NHL. Genitope Corporation and Large Scale Biology Corporation, or LSBC, are evaluating idiotype immunotherapies in clinical trials. Genitope is conducting a Phase 3 clinical trial of its active immunotherapy product candidate in patients with follicular B-cell NHL who are in remission following prior treatment with chemotherapy. LSBC completed a Phase 1 clinical trial of a personalized cancer immunotherapy candidate in B-cell NHL. Antigenics, Inc. completed a Phase 2 clinical trial evaluating its active immunotherapy candidate in indolent NHL patients. The NCI is also conducting a Phase 3 clinical trial of an active idiotype immunotherapy in collaboration with Accentia Biopharmaceuticals.

Several companies are engaged in the development and commercialization of passive immunotherapy products for the treatment of B-cell NHL that may compete with FavId. Genentech and Biogen Idec are co-marketing Rituxan for the treatment of relapsed or refractory, indolent B-cell NHL. Biogen Idec has also received FDA approval to market Zevalin, its passive radioimmunotherapy product. GlaxoSmithKline plc and Corixa Corporation have received FDA approval to market Bexxar, a passive radioimmunotherapy product.

The most recent advances in the treatment of B-cell NHL have involved the combination of existing products and changes to approved schedules and doses, particularly for Rituxan. Numerous clinical trials reported in recent years have indicated that additional doses of Rituxan and maintenance dosing of Rituxan can improve the TTP in patients who respond to therapy. Combination therapies involving chemotherapeutic or immunostimulatory drugs in combination with Rituxan at various doses and schedules may provide patients with an increase in TTP over that expected with Rituxan alone. Accordingly, we may face competition as a result of developments in this area.

We expect that our ability to compete effectively will depend upon our ability to:

• successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a cost-effective manner;

• reliably and cost-effectively manufacture sufficient quantities of our products;

• maintain a proprietary position for our manufacturing process and other technology;

• price our products competitively;

• obtain appropriate reimbursement approvals for our products;

• establish an adequate sales and marketing force for our products; and

• attract and retain key personnel.

In addition, our ability to compete effectively will depend on the relative efficacy and safety of other active immunotherapy products approved for sale as compared to our own products.

We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Prescription Drug and Medicare Improvement Act of 2003 was recently enacted. This legislation provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues.

We depend on attracting and retaining key scientific and management personnel to advance our technology, and the loss of these personnel could impair the development of our products.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly John P. Longenecker, Ph.D., our President and Chief Executive Officer, and Daniel P. Gold, Ph.D., one of our co-founders and our Chief Scientific Officer. The loss of services of Dr. Longenecker or Dr. Gold, or one or more of our other members of senior management, could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of FavId. Although we have employment agreements with each of our executives, their employment with us is “at will,” and each executive can terminate his or her agreement with us at any time. We do not carry “key person” insurance covering members of senior management, other than Drs. Longenecker and Gold. This insurance may not continue to be available on commercially reasonable terms and may prove inadequate to compensate us for the loss of their services.

The competition for qualified personnel in the biotechnology field is intense. In particular, our manufacturing process depends on our ability to attract and retain qualified manufacturing and quality control personnel. We will need to hire additional personnel as we continue to expand our manufacturing, research and development activities. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. We are not aware of any key personnel planning to retire or terminate their employment in the near future.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2004, we had 109 full-time equivalent employees, consisting of 60 employees in manufacturing, quality control and quality assurance, 27 in research and development, and 22 in senior management and administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth will impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we will need to:

• manage our clinical trials effectively;

• manage our research and development efforts effectively;

• develop our administrative, accounting and management information systems and controls; and

• hire, train and integrate additional management, administrative, manufacturing and sales and marketing personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our business or future prospects.

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

Our research and development and manufacturing activities involve the use of biological and hazardous materials that could be dangerous to human health, safety or the environment. Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources. We currently maintain property and casualty insurance coverage in the amount of $1.0 million per occurrence and $2.0 million in the aggregate, which covers liability for hazardous and controlled materials, at a cost of approximately $57,000 per year. However, this insurance coverage may not be sufficient to cover our liability and we may not be able to obtain sufficient coverage in the future at a reasonable cost. In addition, we may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration, or OSHA, and the Environmental Protection Agency, or EPA, and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act. OSHA, the EPA or other agencies may adopt regulations that adversely affect our research and development programs.

We face a risk of product liability claims and may not be able to obtain adequate insurance.

Our business exposes us to potential liability risks that may arise from the clinical testing of our product candidates and the manufacture and sale of any approved products. These risks will exist even with respect to those product candidates that are approved for commercial sale by the FDA and manufactured in facilities regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. We currently maintain clinical trial insurance in the amount of $6.0 million per occurrence and in the aggregate, which covers liability for up to 251 patients in our clinical trials, at a cost of approximately $59,000 per year. Although we believe this insurance is adequate, we cannot be certain that it will be sufficient. Furthermore, we cannot be certain that our current insurance coverage will continue to be available, or that increased coverage, which will be necessary if we are able to commercialize our products, will be available in the future on reasonable terms, or at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy claims against our assets, including our intellectual property.

We could be negatively impacted by future interpretation or implementation of federal and state fraud and abuse laws, including anti-kickback laws and other federal and state anti-referral laws.

If we are able to commercialize FavId or any other product candidates that we may develop, we will be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. Because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In addition, some allegations under these laws have been claimed to violate the False Claims Act, discussed in more detail below.

In addition, if we are able to commercialize FavId or any other product candidates that we may develop, we could become subject to false claims litigation under federal statutes, which can lead to civil money penalties, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. These false claims statutes include the False Claims Act, which allows any person to bring suit on behalf of the federal government alleging the submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against biotechnology companies have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation or, if we are not successful in defending against such actions, that such actions will not have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that the costs of defending claims or allegations under the False Claims Act will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property and Potential Litigation

If we are unable to obtain and maintain protection for our intellectual property, the value of our technology and products may be adversely affected.

Our business and competitive positions are dependent upon our ability to protect our proprietary technology. Because of the substantial length of time and expense associated with development of new products, we, along with the rest of the biopharmaceutical industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal and factual questions. Our patent applications may not protect our technologies and products because, among other things:

• there is no guarantee that any of our pending patent applications will result in issued patents;

• we may develop additional proprietary technologies that are not patentable;

• there is no guarantee that any patents issued to us, our collaborators or our licensors will provide a basis for a commercially viable product;

• there is no guarantee that any patents issued to us or our collaborators or our licensors will provide us with any competitive advantage;

• there is no guarantee that any patents issued to us or our collaborators or our licensors will not be challenged, circumvented or invalidated by third parties; and

• there is no guarantee that any patents previously issued to others or issued in the future will not have an adverse effect on our ability to do business.

We attempt to protect our intellectual property position by filing United States patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently we own five pending United States patent applications covering methods of treating immune system diseases, including B-cell and T-cell lymphomas, using our proprietary immunotherapy production methods, as well as methods for combining the idiotype or T-cell receptor-based immunotherapies with other therapies that are used to treat diseases of the immune system.

We also have 19 patent applications pending outside of the United States. Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the United States. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

We are not able to prevent others, including potential competitors, from using certain types of patient-specific idiotype protein-KLH conjugates, like those we use in our lead product candidate, FavId, for the treatment of indolent B-cell NHL.

Certain types of patient-specific idiotype-KLH conjugates, comprising single idiotype proteins, and their use for the treatment of indolent B-cell NHL are in the public domain and therefore cannot be patented. Consequently, we may only be able to seek patent protection for methods of treating immune system diseases, including B-cell and T-cell lymphomas, using our proprietary immunotherapy production methods for making idiotype protein conjugates and compositions comprising such conjugates, as well as methods for combining the idiotype or T-cell receptor-based immunotherapies with other therapies that are used to treat diseases of the immune system. As a result, we may not be able to prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with FavId.

We may have to engage in costly litigation to enforce our proprietary rights or to defend challenges to our intellectual property by our competitors, which may harm our business, results of operations, financial condition and cash flow.

The pharmaceutical field is characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patents will be enforceable. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Litigation may be necessary to protect our patent position, and we cannot be certain that we will have the required resources to pursue litigation or otherwise to protect our patent rights. In addition, our efforts to protect our patents may not be successful.

Our ability to market our products may be impaired by the intellectual property rights of third parties.

Our commercial success will depend in part on not infringing the patents or proprietary rights of third parties. We are aware of competing intellectual property relating to active idiotype immunotherapies for cancer. Competitors or third parties may be issued patents that may cover subject matter that we use in developing the technology required to bring our product candidates to market, that we use in producing our product candidates, or that we use in treating patients with our product candidates. In addition, from time to time we receive correspondence inviting us to license patents from third parties. While we currently believe we have freedom to operate in these areas, others may challenge our position in the future. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

For example, we are aware of patents held by Genentech relating to the expression of recombinant antibodies, by Genitope relating to immunotherapy using idiotype proteins produced using T-lymphoid cells for the treatment of B-cell lymphoma, by Texas A&M University relating to the production of proteins in insect cells, and by Schering Corp. relating to the use of GM-CSF as a vaccine adjuvant for use against infectious diseases. While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided by 35 U.S.C. §271(e), and that our subsequent manufacture of our commercial products will also not require the license of any of these patents, claims may be brought against us in the future based on these or other patents held by others. Third parties could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, there can be no assurance that any such license will be available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

If we are not able to protect and control unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.

We also rely on trade secrets to protect our technology, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We attempt to protect our trade secrets by requiring each of our employees, consultants and advisors to execute a non-disclosure and assignment of invention agreement before beginning his or her employment, consulting or advisory relationship with us. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party. Our trade secrets, or those of our future collaborators, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates.

Risks Related to the Securities Markets and Ownership of Our Common Stock

There has been no prior public market for our common stock, and the price of our common stock may be volatile and could decline significantly.

Until our initial public offering in February 2005, there was no public market for our common stock, and despite our initial public offering, an active public market for these shares may not develop or be sustained.

The stock market in general has been experiencing dramatic fluctuations that have often been unrelated to the operating performance of companies. The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. If market-based or industry-based volatility continues, the trading price of our common stock could decline significantly, independent of our actual operating performance, and you could lose all or part of your investment. The market price of our common stock could fluctuate significantly as a result of several factors, including:

• announcements of technological innovations or new products by us or our competitors;

• announcement of FDA approval or non-approval of FavId or any other product candidates that we may develop, or delays in the FDA review process;

• actions taken by regulatory agencies with respect to FavId and FAV-201, or any other product candidates that we may develop, or our clinical trials, manufacturing process or sales and marketing activities;

• regulatory developments in the United States and foreign countries;

• success of our research efforts and clinical trials;

• any intellectual property infringement lawsuit in which we may become involved;

• announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;

• actual or anticipated fluctuations in our operating results;

• changes in financial estimates or recommendations by securities analysts;

• sales of large blocks of our common stock;

• sales of our common stock by our executive officers, directors and significant stockholders;

• changes in accounting principles; and

• loss of any of our key scientific or management personnel.

Specifically, you may not be able to resell your shares at or above the price you paid for such shares. In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of December 31, 2004, our officers, directors and those stockholders owning at least five percent of our outstanding capital stock together beneficially held approximately 77.1% of our outstanding common stock on an as-converted basis. As of March 18, 2005, these stockholders beneficially own, in the aggregate, approximately 69.6% of our common stock. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and applicable Delaware law may prevent or discourage third parties or our stockholders from attempting to replace our management or influencing significant decisions.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of us or our management, even if doing so would be beneficial to our stockholders. These provisions include:

• dividing our board of directors into three classes serving staggered three-year terms;

• authorizing our board of directors to issue preferred stock without stockholder approval;

• prohibiting cumulative voting in the election of directors;

• prohibiting stockholder actions by written consent;

• limiting the persons who may call special meetings of stockholders;

• prohibiting our stockholders from making certain changes to our certificate of incorporation or bylaws except with 66.7% stockholder approval; and

• requiring advance notice for raising business matters or nominating directors at stockholders’ meetings.

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder’s acquisition of our stock was approved in advance by our board of directors. Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We have never paid or declared any cash dividends on our capital stock and intend to retain any future earnings to finance the development and expansion of our business. The payment of dividends by us on our common stock is limited by our debt agreements. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules related to corporate governance and other matters subsequently adopted by the SEC and the Nasdaq Stock Market, could result in increased costs to us. The new rules and any related regulations that may be proposed in the future could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of December 31, 2004, all of our short-term investments were government agency securities and our cash equivalents were held in checking accounts, money market funds, commercial paper and government agency securities.

Item 8.                                   Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a).

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                          Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and, therefore, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B.         Other Information

Not applicable.

PART III

Item 10          Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of December 31, 2004:

Name	Age	Positions
John P. Longenecker, Ph.D.	57	President, Chief Executive Officer and Director
Tamara A. Seymour	46	Chief Financial Officer and Vice President, Finance and Administration
Daniel P. Gold, Ph.D.	50	Chief Scientific Officer
Richard Murawski	56	Senior Vice President, Operations
John F. Bender, Pharm.D.	56	Vice President, Clinical Research
John C. Gutheil, M.D.	48	Vice President, Medical Affairs
Alice M. Wei	41	Vice President, Regulatory Affairs and Quality
Cam L. Garner(2)	56	Chairman of the Board of Directors
Michael L. Eagle(1)	57	Director
Antonio J. Grillo-Lopez, M.D.	65	Director
Peter Barton Hutt(3)	70	Director
Douglas E. Kelly, M.D.(2)	44	Director
Fred Middleton(1)	55	Director
Arda Minocherhomjee, Ph.D.(1)(2)(3)	51	Director
Wayne I. Roe(3)	54	Director
Ivor Royston, M.D.	59	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

John P. Longenecker, Ph.D. has served as a member of our board of directors and as our President and Chief Executive Officer since February 2002. From March 1999 to February 2002, he served as President of SkyePharma, Inc. and was a member of the Executive Committee of SkyePharma PLC. In 1992, Dr. Longenecker joined DepoTech Corporation as its Senior Vice President of Research, Development and Operations and then served as its President and Chief Operating Officer from February 1998 to March 1999. From 1982 to 1992, he was at Scios, Inc. (now a Johnson & Johnson subsidiary), and served as its Vice President and Director of Development from 1986 to 1992. Dr. Longenecker received a bachelor’s degree in Chemistry from Purdue University and a Ph.D. in Biochemistry from The Australian National University in Canberra, Australia.

Tamara A. Seymour has served as our Chief Financial Officer since May 2001 and also as our Vice President of Finance and Administration since February 2004. From 1991 to May 2001, she served as consulting chief financial officer for a number of biotechnology companies. Her client list included CancerVax Corporation, LXN Corporation, VitaGen Incorporated and Chromagen. From 1988 through 1991, Ms. Seymour was Director of Finance with Agouron Pharmaceuticals, Inc. Between 1980 and 1988, she worked as an accountant with Deloitte & Touche LLP and Coopers & Lybrand, Inc. (now PricewaterhouseCoopers LLP). Ms. Seymour is a Certified Public Accountant and received a bachelor’s degree in Business Administration with an emphasis in Accounting from Valdosta State University and an M.B.A. with an emphasis in Finance from Georgia State University.

Daniel P. Gold, Ph.D. co-founded Favrille in January 2000, served as our Executive Vice President of Research and Development from January 2000 to July 2003 and has served as our Chief Scientific Officer since July 2003. He was an Associate Professor at the Sidney Kimmel Cancer Center in San Diego from 1992 through 2003, serving as Laboratory Director for both the Human Immunogene Therapy Program and the Multiple Sclerosis Research Program. Dr. Gold currently serves on the board of directors of the San Diego chapter of the Leukemia and Lymphoma Society. He received a bachelor’s degree in Biology from the University of California, Los Angeles, and a Ph.D. in Immunology from Tufts Medical School.

Richard Murawski has served as our Senior Vice President of Operations since June 2002. From June 1998 to May 2002, he was the Vice President of Global Biotech Operations of Baxter BioScience Corporation. In 1997 and 1998, he served as a consultant. Mr. Murawski was the Vice President of Operations of Cytogen from 1994 to 1997 and Director of Operations at Welgen (Wellcome) from 1990 to 1993. From 1971 to 1990, he served as Plant Manager for Schering-Plough. Mr. Murawski received a bachelor’s degree in Chemical Engineering from the Newark College of Engineering.

John F. Bender, Pharm.D. has served as our Vice President of Clinical Research since joining us in May 2001. From 1981 to 2001, he was at Pfizer Global Research and Development (formerly Parke-Davis), a division of Pfizer, Inc., and served as its Director of Clinical Research—Oncology from 1997 to 2001. At Pfizer, Dr. Bender was involved with the development of over 20 oncology and infectious disease compounds. He received a bachelor’s degree in Biology from Mount Saint Mary’s College, a bachelor’s degree in Pharmacy from the University of Maryland and a Pharm.D. from the University of Utah.

John C. Gutheil, M.D. has served as our Vice President of Medical Affairs since September 2002. From 1999 to September 2002, he served as Executive Director of Clinical Research and Development at Vical Incorporated. From 1997 to 1999, Dr. Gutheil served as Director of Clinical Research at the Sidney Kimmel Cancer Center in San Diego where he was the principal investigator on more than 50 clinical research studies. He received a bachelor’s degree in Biology from the University of California, San Diego, and an M.D. from the Medical College of Wisconsin and holds board certifications in both internal medicine and medical oncology.

Alice M. Wei has served as our Vice President of Regulatory Affairs and Quality since October 2002. From 1993 to September 2002, she was at IDEC Pharmaceuticals Corporation (now Biogen Idec), most recently as Department Head/Senior Director of Regulatory Affairs. Ms. Wei was Director of Regulatory Affairs, Quality Assurance and Quality Control at Anesta Corp. (now Cephalon, Inc.) from 1990 through 1993 and served in various regulatory positions at Immunetech Pharmaceuticals (now Elan Pharmaceuticals) and ICN Pharmaceuticals, Inc. (now Valeant Pharmaceuticals) from 1984 to 1990. She received a bachelor’s degree in Microbiology/Chemistry from the University of Texas at Arlington.

Cam L. Garner has served as a member of our board of directors since December 2000, as Chairman of our board of directors since May 2001, and as our acting Chief Executive Officer from August 2001 to February 2002. He has served as President and a director of Verus Pharmaceuticals, Inc., a pharmaceutical company, since November 2002, and also became its Chairman and Chief Executive Officer in July 2004. He was Chief Executive Officer of Dura Pharmaceuticals, Inc. from 1989 to 1995 and its Chairman and Chief Executive Officer from 1995 to 2000. In 1998, Mr. Garner co-founded DJ Pharma, Inc., and he served as its Chairman until 2000, when it was sold to Biovail Corporation. In 2001, he co-founded a specialty pharmaceutical company, Xcel Pharmaceuticals, Inc., and he currently serves as its Chairman.

Mr. Garner also sits on the boards of directors of CancerVax Corporation, a biotechnology company, and Pharmion Corporation, a pharmaceutical company, as well as a number of privately-held companies. He received a bachelor’s degree in Biology from Virginia Wesleyan and an M.B.A. from Baldwin-Wallace College.

Michael L. Eagle has served as a member of our board of directors since September 2003. He was Vice President-Manufacturing for Eli Lilly and Company from 1993 to April 2001. Mr. Eagle is a founding member of Barnard Life Sciences and currently sits on the board of directors of Vyrex Corporation, a pharmaceutical research and development company. Mr. Eagle received a bachelor’s degree in Engineering from Kettering University and an M.B.A. from the Krannert School of Management at Purdue University.

Antonio J. Grillo-Lopez, M.D. has served as a member of our board of directors since January 2001. He was Chief Medical Officer and Senior Vice President of Medical and Regulatory Affairs at IDEC Pharmaceuticals Corporation (now Biogen Idec) from 1992 to January 2001. Prior to 1992, Dr. Grillo-Lopez served as Executive Medical Director for International Clinical Research Development at DuPont Merck Pharmaceutical Co. and as Vice President of Clinical Therapeutics and Director of Clinical Oncology Research at Parke-Davis (now Pfizer). From 1980 to 1990, he was at the University of Michigan, most recently as an Associate Professor of Medicine. Dr. Grillo-Lopez currently serves as a director of Onyx Pharmaceuticals, Inc., a biopharmaceutical company. He received a bachelor’s degree in Natural Sciences from the University of Puerto Rico, College of Natural Sciences, and an M.D. from the University of Puerto Rico School of Medicine.

Peter Barton Hutt has served as a member of our board of directors since November 2003. Mr. Hutt has been a partner specializing in food and drug law in the Washington, D.C. law firm of Covington & Burling since 1960, except when he served as Chief Counsel for the FDA from 1971 to 1975. He is the co-author of a casebook used to teach food and drug law throughout the country and teaches a full course on this subject each year at Harvard Law School. Mr. Hutt currently serves on the board of directors of CV Therapeutics, Inc., a biopharmaceutical company, ISTA Pharmaceuticals, Inc., a specialty pharmaceutical company, Phase Forward Incorporated, a provider of integrated enterprise-level software products, Momenta Pharmaceuticals, Inc., a biotechnology company, and privately-held biopharmaceutical companies and on venture capital advisory boards, including Polaris Venture Partners and the Sprout Group. Mr. Hutt received a bachelor’s degree in Economics and Political Science from Yale University, an LL.B. from Harvard Law School and an L.L.M. in Food and Drug Law from New York University Law School.

Douglas E. Kelly, M.D. has served as a member of our board of directors since May 2000. He is a General Partner of Alloy Ventures, an affiliate of certain holders of our capital stock. Prior to joining Alloy Ventures in 1993, Dr. Kelly worked with the European venture capital firms 3i Ventures and TVM Techno Venture Management. He was an early employee at Ligand Pharmaceuticals, Inc. from 1990 to 1991, and also worked as an independent consultant. Dr. Kelly is also a director of Pharsight, Inc., a clinical trials simulation company, and a number of privately-held companies. He received a bachelor’s degree in Biochemistry and Molecular Biology from the University of California, San Diego, an M.D. from the Albert Einstein College of Medicine and an M.B.A. from the Stanford University Graduate School of Business.

Fred Middleton has served as a member of our board of directors since May 2002. Since 1987, he has been a General Partner/Managing Director of Sanderling Ventures, a firm specializing in biomedical venture capital, and an affiliate of certain holders of our capital stock. From 1984 through 1986, he was Managing General Partner of Morgan Stanley Ventures, an affiliate of Morgan Stanley & Co. Prior to that, from 1978 to 1984, Mr. Middleton served as Vice President of Finance and Corporate Development, Chief Financial Officer, and President of Genentech Development Corporation for Genentech, Inc. He currently serves as Chairman of the Board of Stereotaxis, Inc., a biotechnology company, and also as a director of several privately-held companies. Mr. Middleton received a bachelor’s degree in Chemistry from the Massachusetts Institute of Technology and an M.B.A. with distinction from Harvard Business School.

Arda Minocherhomjee, Ph.D. has served as a member of our board of directors since March 2004. He is currently a partner of Chicago Growth Partners. Since 1992, Dr. Minocherhomjee has served in various capacities for William Blair & Company, L.L.C, an affiliate of certain holders of our capital stock, including, most recently, as a Principal. Since September 1998, Dr. Minocherhomjee has also served as a managing member of William Blair Capital Partners, an affiliate of William Blair & Company, L.L.C. He currently serves on the board of directors of Inhibitex, Inc., a biopharmaceutical company, and NuVasive, Inc., a medical device company, as well as several privately-held pharmaceutical and medical device companies. Dr. Minocherhomjee received a master’s degree in Pharmacology from the University of Toronto, a Ph.D. and an M.B.A. from the University of British Columbia, and was a post-doctoral fellow in Pharmacology at the University of Washington Medical School.

Wayne I. Roe has served as a member of our board of directors since February 2001. He was the founding Chief Executive Officer and Chairman of Covance Health Economics and Outcomes Services, Inc. from 1988 to 1999 and previously served as Vice President for Economic and Health Policy for the Health Industry Manufacturers Association. He currently sits on the boards of directors of Aradigm Corporation, a biopharmaceutical company, and ISTA Pharmaceuticals, Inc., a specialty pharmaceutical company, and a number of privately-held companies. Mr. Roe also serves on the executive committee of the Maryland Angels Fund. Mr. Roe received a bachelor’s degree in Economics from Union College and an M.A. in Economics from the University of Maryland.

Ivor Royston, M.D. has served as a member of our board of directors since January 2000, and as our acting Chief Executive Officer from January 2000 to August 2001. He is a co-founder of Forward Ventures, a venture fund affiliated with certain holders of our capital stock. From 1990 to 2000, Dr. Royston served as the founding President and Chief Executive Officer of the non-profit Sidney Kimmel Cancer Center. He remains a member of the Board of Trustees of that organization. In 1986, Dr. Royston co-founded IDEC Pharmaceuticals Corporation (now Biogen Idec), and in 1978 he founded Hybritech, Inc. From 1978 to 1990, Dr. Royston served on the faculty of the medical school and cancer center at the University of California, San Diego. Dr. Royston also serves on the board of directors of CancerVax Corporation, a biotechnology company, and Corautus Genetics, Inc., a biopharmaceutical company. Dr. Royston received a bachelor’s degree in Human Biology and an M.D. from The Johns Hopkins University and completed post-doctoral training in internal medicine and medical oncology at Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

We did not become subject to the reporting requirements of the 1934 Act until our initial public offering in February 2005, and, accordingly, during the fiscal year ended December 31, 2004, our directors and executive officers and persons owning more than 10% of our common stock were not required to comply with Section 16(a) with respect to our common stock.

Code of Ethics

We have adopted the Favrille, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees.  The Code of Business Conduct and Ethics is available on our website at www.favrille.com.  If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website.

Item 11.                            Executive Compensation

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been an officer or employee of ours, except that Mr. Garner served as our acting Chief Executive Officer from August 2001 to February 2002. None of our executive officers currently serves or served at any time during the last completed fiscal year on the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee. See “Certain Transactions” for a description of transactions between us and certain holders of our capital stock affiliated with members of our compensation committee. Prior to establishing the compensation committee, our full board of directors made decisions relating to the compensation of our executive officers.

Director Compensation

Prior to our initial public offering in February 2005, we did not provide cash compensation to directors for their services as directors or members of committees of the board of directors.  Subsequent to the close of our initial public offering, we provide cash compensation in the form of an annual retainer of $16,000 for each non-employee director, plus an additional annual retainer of $2,500 for the chairs of the audit and compensation committees, plus a fee of $1,500 for attendance at each board meeting and $1,000 for attendance at each committee meeting. We reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.

During the year ended December 31, 2004, we granted to our current non-employee directors options to purchase an aggregate of 220,483 shares of common stock under our Amended and Restated 2001 Equity Incentive Plan, or 2001 plan, at an exercise price per share of $0.62.  The fair market value of such common stock on the date of grant was $0.62 per share (as determined in good faith by our board of directors). During the year ended December 31, 2004, no shares of restricted common stock were issued to our directors outside of the 2001 plan

In connection with our initial public offering, we adopted our 2005 Non-Employee Directors’ Stock Option Plan, or Directors’ Plan, to provide for the automatic grant of options to purchase shares of common stock to our non-employee directors. Option grants under the Directors’ Plan are non-discretionary. An aggregate of 420,000 shares of our common stock are reserved for issuance under the Directors’ Plan. This amount will be increased annually on the first day of our fiscal year, from 2006 until 2014, by 90,000 shares of common stock. However, the board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased. The plan is administered by our board of directors. The exercise price of the options granted under the Directors’ Plan will be equal to 100% of the fair market value of the common stock on the date of grant. In general, the term of stock options granted under the Directors’ Plan may not exceed ten years. Pursuant to the terms of the Directors’ Plan, any person who first becomes a non-employee director after the completion of our initial public offering will automatically be granted an option to purchase 35,000 shares of common stock upon his or her election. In addition, any person who is a non-employee director on the date of each annual meeting of our stockholders will be automatically granted, on the annual meeting date, an option to purchase 8,000 shares of common stock. However, the size of an annual grant made to a non-employee director who has served for less than 12 months at the time of the annual meeting will be reduced by 25% for each full quarter prior to the date of grant during which such person did not serve as a non-employee director. In the event of certain corporate transactions, all outstanding options under the Directors’ Plan may be assumed or substituted for by any surviving entity. If the surviving entity elects not to assume or substitute for such options, the vesting provisions of such options generally will be accelerated and such options will be terminated if not exercised before the effective time of the corporate transaction. Our board of directors has authority to amend or terminate the Directors’ Plan. However, no amendment or termination of the Directors’ Plan will adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant. We will obtain stockholder approval of any amendment to the Directors’ Plan as required by applicable laws. As of March 18, 2005, no options had been granted under the 2005 Non-Employee Directors’ Stock Option Plan.

In addition, all of our directors are eligible to participate in our 2001 plan and our employee directors are eligible to participate in our 2005 Employee Stock Purchase Plan.

Executive Compensation

The following table provides information regarding the compensation awarded or paid to, or earned by, our Chief Executive Officer and each of our four other most highly compensated executive officers for the fiscal year ended December 31, 2004 whose combined salary and bonus exceeded $100,000. We refer to our Chief Executive Officer and these other executive officers as our “named executive officers”.

Summary Compensation Table

						Long-term Compensation
		Annual Compensation				Securities Underlying Options
							All Other Compensation(1)
Name and Principal Position(s)		Salary		Bonus
John P. Longenecker, Ph.D President and Chief Executive Officer	2004	$345,830		$—		363,783	$—
	2003	313,420		25,000	(3)	44,319	—
	2002	255,305	(2)	25,000	(4)	185,060	—
Alice M. Wei Vice President of Regulatory Affairs and Quality	2004	239,330		—		81,252	—
	2003	225,987		—		35,545	—
	2002	47,091	(5)	40,000	(6)	38,554	—
John F. Bender, Pharm.D. Vice President of Clinical Research	2004	236,765		30,000	(7)	67,827	—
	2003	221,420		30,000	(7)	25,544	—
	2002	220,166		30,000	(7)	9,638	—
Daniel P. Gold, Ph.D. Chief Scientific Officer	2004	231,204		—		167,825	—
	2003	210,800		—		29,102	—
	2002	191,239		—		9,638	—
Richard Murawski Senior Vice President of Operations	2004	230,951		—		71,183	—
	2003	222,191		—		19,610	—
	2002	129,700	(8)	80,000	(9)	43,373	—

(1)            In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all of our salaried employees and certain perquisites and other personal benefits received by a named executive officer which do not exceed the lesser of $50,000 or 10% of that officer’s salary and bonus disclosed in this table.

(2)            Mr. Longenecker began his employment with us in February 2002.

(3)            Amount represents a bonus earned upon the closing of the Company’s Series B financing.

(4)            Amount represents a bonus earned for the year ended December 31, 2002 and paid in January 2003.

(5)            Ms. Wei began her employment with us in October 2002.

(6)            Amount represents a signing bonus

(7)            Amount represents annual bonuses, which were earned pursuant to Dr. Bender’s relocation package in 2001. See “Certain Transactions—Loans to Officers.”

(8)            Mr. Murawski began his employment with us in June 2002.

(9)            Amount represents a relocation allowance.

Stock Option Grants and Exercises

The Company grants options to its executive officers under its Amended and Restated 2001 Equity Incentive Plan, or 2001 Plan.  As of March 18, 2005, options to purchase a total of 965,284 shares were outstanding under the 2001 Plan and options to purchase 676,715 shares remained available for grant under the plan.  Option grants under the 2001 Plan generally vest annually over four years, with 25% of the options vesting after one year and the remainder vesting ratably thereafter on a monthly basis.

The following table sets forth information concerning stock option grants made to each of the named executive officers during the fiscal year ended December 31, 2004. The potential realizable value is calculated based on the term of the option at the time of its grant, which is ten years and a stock price on the date of grant of $7.00 (the Company’s initial public offering price), as there was no public market for our stock at December 31, 2004. This value is based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted until their expiration date. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the price of our common stock on the date on which the options are ultimately exercised. All of the option grants generally vest annually over four years, with 25% of the options vesting after one year and the remainder vesting ratably thereafter on a monthly basis.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Under-lying Options Granted (#)(112)	% of Total Options Granted to Employees in Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

					5% ($)	10% ($)
Dr. Longenecker	357,404	25.72%	0.63	3/18/14	$3,849,241	$6,265,292
	6,379	0.46	0.73	12/30/14	68,064	111,186

Ms. Wei	79,582	5.73	0.63	3/18/14	857,098	1,395,072
	1,670	0.12	0.73	12/30/14	17,819	29,108

Dr. Bender	66,460	4.78	0.63	3/18/14	715,774	1,165,044
	1,367	0.10	0.73	12/30/14	14,586	23,827

Dr. Gold	164,028	11.81	0.63	3/18/14	1,766,582	2,875,411
	3,797	0.27	0.73	12/30/14	40,514	66,182

Mr. Murawski	69,740	5.02	0.63	3/18/14	751,100	1,222,542
	1,443	0.10	0.73	12/30/14	15,397	25,151

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information regarding options granted under our 2001 plan to our named executive officers that were exercised in 2004 and the number and value of unexercised options held by each of the named executive officers as of December 31, 2004. There was no public market for our common stock as of December 31, 2004. Accordingly, amounts described in the following table under the heading “Value of Unexercised In-the-Money Options at Fiscal Year-End” are determined by multiplying the number of shares underlying the options by the difference between our initial public offering price of $7.00 per share and the per share option exercise price.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable
Dr. Longenecker	—	—	408,102/—	2,598,972/—
Ms. Wei	153,681	980,107	1,670/—	10,471/—
Dr. Bender	101,643	648,228	1,367/—	8,571/—
Dr. Gold	154,404	984,718	52,163/—	331,899/—
Mr. Murawski	95,176	606,984	38,991/—	248,228/—

Employment Contracts

Employment Agreement with Dr. Longenecker

In February 2002, we entered into an employment agreement with Dr. Longenecker, our President and Chief Executive Officer, which was subsequently amended and restated in January 2005. The employment agreement sets forth Dr. Longenecker’s initial base salary of $345,830, which is subject to adjustment upon annual review. The agreement entitles Dr. Longenecker to receive medical benefits and participate in our 401(k) program, as well as any executive benefit plan adopted by us.

Pursuant to the agreement, Dr. Longenecker was awarded a bonus of $25,000 for the fiscal year ended December 31, 2002 and was granted an option to purchase 185,060 shares of our common stock under our 2001 plan at an exercise price of approximately $0.52 per share, the fair market value of our common stock on the grant date. The option vests over four years, with 25% of the options vesting after one year and the remainder vesting ratably thereafter on a monthly basis. He also received $25,000 upon the initial closing of our Series B preferred stock financing in April 2002. The agreement further provided Dr. Longenecker with the right to receive additional options to purchase shares of our common stock in the amount necessary for him to hold at least three percent of our outstanding voting stock. This right terminated immediately prior to the closing of our initial public offering.

Dr. Longenecker is an “at will” employee, and we can terminate his employment at any time, with or without cause. Similarly, Dr. Longenecker may terminate his employment with us at any time. Under the agreement, if we terminate his employment other than for cause, he shall be entitled to 12 months salary and benefits and that portion of his stock options which would have vested if he had remained employed for an additional 12 months will immediately vest on the date of termination, provided he executes a waiver and general release in favor of us.

For purposes of Dr. Longenecker’s employment agreement, termination for “cause” generally means his termination by us as a result of his conviction of a felony or a crime involving fraud or dishonesty, his commission of an act of fraud or dishonesty upon us, conduct by him demonstrating gross unfitness to serve, his violation of any fiduciary duty or any duty of loyalty owed to us, a material breach by him of any material contract between Dr. Longenecker and us or one of our affiliates, or his violation of a material company policy.

Other Employment Agreements

We have also entered into employment agreements with Tamara A. Seymour, Alice M. Wei, Richard Murawski, John F. Bender, John Gutheil and Daniel Gold. These employment agreements set forth the executives’ base salaries and annual cash bonus eligibility. The initial base salaries of the executives called for by these employment agreements are as follows: Tamara A. Seymour ($210,000), Alice M. Wei ($239,330), Richard Murawski ($230,951), John F. Bender ($236,765), John Gutheil ($226,580) and Daniel Gold ($231,204). The salaries are subject to adjustment upon annual review. Pursuant to the employment agreements, the executives are entitled to receive medical benefits and participate in our 401(k) program, as well as any executive benefit plan adopted by us.

Each of the executives is an “at will” employee, and we can terminate their employment at any time, with or without cause. Similarly, each executive may terminate his or her employment with us at any time. Under the agreements, if we terminate an executive’s employment other than for cause, he or she shall be entitled to nine months salary and benefits and that portion of the stock options which would have vested if he or she had remained employed for an additional 9 months will immediately vest on the date of termination, provided the executive executes a waiver and general release in favor of us.

For purposes of these employment agreements, termination for “cause” generally means the executive’s termination by us as a result of the executive’s conviction of a felony or a crime involving fraud or dishonesty, the executive’s commission of an act of fraud or dishonesty upon us, conduct by the executive demonstrating gross unfitness to serve, the executive’s violation of any fiduciary duty or any duty of loyalty owed to us, a material breach by the executive of any material contract between him or her and us or one of our affiliates, or the executive’s violation of a material company policy.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2004, by:

•                  each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of our common stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all directors and executive officers as a group.

Each stockholder’s percentage ownership in the following table is based on 20,301,921shares of common stock outstanding as of March 18, 2005, adjusted as required by rules promulgated by the Securities and Exchange Commission (“SEC”). Information with respect to beneficial ownership has been furnished by each director, officer or 5% or more stockholder. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise noted, the address for each of the stockholders in the table below is c/o Favrille, Inc., 10421 Pacific Center Court, Suite 150, San Diego, CA 92121.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Alloy Corporate 2000, L.P. and its affiliates(1)	2,832,526	14.0%
De Novo (Q) Ventures I, L.P. and its affiliate(2)	1,080,300	5.3
Forward Ventures IV L.P. and its affiliates(3)	3,275,666	16.1
Sanderling Venture Partners V, L.P. and its affiliates(4)	3,182,656	15.7
William Blair Capital Partners VII, L.P and its affiliate(5)	1,755,384	8.7
John P. Longenecker, Ph.D.(6)	593,162	2.9
Alice M. Wei(7)	139,927	*
John F. Bender, Pharm.D.(8)	127,105	*
Daniel P. Gold, Ph.D.(9)	353,069	1.7
Richard Murawski(10)	134,166	*
Michael L. Eagle(11)	28,104	*
Cam L. Garner(12)	72,363	*
Antonio J. Grillo-Lopez, M.D.(13)	116,702	*
Peter Barton Hutt(14)	28,104	*
Douglas E. Kelly, M.D.(15)	2,878,315	14.2
Fred Middleton(16)	3,206,945	15.8
Arda Minocherhomjee, Ph.D.(17)	1,779,673	8.8
Wayne I. Roe(18)	35,737	*
Ivor Royston, M.D.(19)	3,312,003	16.3
All executive officers and directors as a group (16 persons)(20)	13,060,992	64.3

*      Less than one percent.

(1)          Includes shares of common stock owned by the following entities in the amounts indicated: (i) Alloy Corporate 2000, 203,047 shares; (ii) Alloy Investors 2000, 348,350 shares; (iii) Alloy Partners 2000, L.P., 86,590 shares; (iv) Alloy Ventures 2000, L.P., 1,689,487 shares; and (5) Alloy Annex I, 505,052 shares. The address for these entities is 480 Cowpers Street, 2nd Floor, Palo Alto, CA 94301.

(2)          Includes 901,847 shares of common stock owned by De Novo (Q) Ventures I, L.P. and 178,453 shares of common stock owned by De Novo Ventures I, L.P. Any one of the following managing directors may make voting or investment decisions regarding the shares held by these entities: Fred Dotzler; Jay Watkins; Rich Ferrari; John Simpson; and David Mauney. Each of these managing directors disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities. The address for these entities is 1550 El Camino Real, Suite 150, Menlo Park, CA 94025.

(3)          Includes shares of common stock owned by the following entities in the amounts indicated: (i) Forward Ventures IV L.P., 2,578,372 shares; (ii) Forward Ventures III Institutional Partners L.P., 378,713 shares; (iii) Forward Ventures III L.P., 100,001 shares; and (iv) Forward Ventures IV B L.P., 218,580 shares. The address for these entities is 9393 Towne Centre Drive, Suite 200, San Diego, CA 92121.

(4)          Includes shares of common stock owned by the following entities in the following amounts: (i) Sanderling Venture Partners V, L.P., 980,216 shares; (ii) Sanderling V Beteiligungs GmbH & Co. KG, 186,491 shares; (iii) Sanderling V Biomedical, L.P., 240,100 shares; (iv) Sanderling V Limited Partnership, 209,587 shares; (v) Sanderling V Ventures Management, 37,415 shares; (vi) Sanderling Venture Partners V Co-Investment Fund L.P., 687,658 shares; (vii) Sanderling Venture Partners VI Co-Investment Fund L.P., 424,286 and  (viii) Sanderling V Biomedical Co-Investment Fund L.P., 416,903 shares. The address for these entities is 400 South El Camino Real, Suite 1200, San Mateo, CA 94402.

(5)          Includes 65,141 shares of common stock owned by William Blair Capital Partners VII, L.P. and 1,690,243 shares of common stock owned by William Blair Capital Partners VII QP, L.P. The address for these entities is 227 West Monroe Street, Suite 3500, Chicago, IL 60606.

(6)          Includes options to purchase 408,102 shares of common stock. Of these 593,162 shares, 350,695 were unvested as of March 18, 2005.

(7)          Includes options to purchase 1,670 shares of common stock. Of these 139,927 shares, 88,729 were unvested as of March 18, 2005.

(8)          Includes options to purchase 1,367 shares of common stock. Of these 127,105 shares, 70,589 were unvested as of March 18, 2005.

(9)          Includes options to purchase 52,163 shares of common stock. Of these 353,069 shares, 149,521 were unvested as of March 18, 2005.

(10)    Includes options to purchase 38,991 shares of common stock. Of these 134,166 shares, 80,427 were unvested as of March 18, 2005.

(11)    Of these 28,104 shares, 14,275 were unvested as of March 18, 2005.

(12)    Of these 72,363 shares, 1,813 were unvested as of March 18, 2005.

(13)    Includes options to purchase 23,016 shares of common stock. Of these 116,702 shares, 318 were unvested as of March 18, 2005.

(14)    Includes options to purchase 28,104 shares of common stock. Of these 28,104 shares, 15,290 were unvested as of March 18, 2005.

(15)    Includes the shares referred to in footnote (2) above. Alloy Ventures 2000, LLC is the general partner of Alloy Corporate 2000, L.P., Alloy Investors 2000, L.P., Alloy Partners 2000, L.P. and Alloy Ventures 2000, L.P. Dr. Kelly is a Managing Member of Alloy Ventures 2000, LLC. Dr. Kelly disclaims any beneficial ownership of the shares owned by these entities except to the extent of his proportionate interest in Alloy Ventures 2000, LLC. Also includes options held by Dr. Kelly to purchase 24,289 shares of common stock, 16,868 of which were unvested as of March 18, 2005.

(16)    Includes shares referred to in footnote (5) above. All of these entities are limited partnerships except for Sanderling V Ventures Management. Mr. Middleton is a general partner of each of these limited partnerships and is also a beneficial owner of Sanderling V Ventures Management. Mr. Middleton disclaims any beneficial ownership of the shares owned by these entities except to the extent of his pecuniary interest in these entities arising from his role as a general partner of the limited partnerships and his beneficial ownership of Sanderling V Ventures Management. Also includes options held by Mr. Middleton to purchase 24,289 shares of common stock, 16,868 of which were unvested as of March 18, 2005.

(17)    Includes the shares referred to in footnote (6) above. Dr. Minocherhomjee disclaims any beneficial ownership of the shares owned by these entities except to the extent of his pecuniary interest in these entities. Also includes options held by Dr. Minocherhomjee to purchase 24,289 shares of common stock, 16,868 of which were unvested as of March 18, 2005.

(18)    Includes options to purchase 26,099 shares of common stock. Of these 35,737 shares, 1,612 were unvested as of March 18, 2005.

(19)    Includes the shares referred to in footnote (4) above. Dr. Royston is the managing member of Forward III Associates, LLC, which is the general partner of Forward Ventures III Institutional Partners L.P. and Forward Ventures III L.P. He is also the managing member of Forward IV Associates, LLC, which is the general partner of Forward Ventures IV B L.P. and Forward Ventures IV L.P. Dr. Royston disclaims any beneficial ownership of the shares owned by these entities except to the extent of his pecuniary interest in these entities. Also includes options held by Dr. Royston to purchase 24,289 shares of common stock, 16,868 of which were unvested as of March 18, 2005.

(20)    Includes the shares referred to in footnotes (1), (3), (4) and (5) above. Also includes 12,190,133 shares of common stock and options to purchase 870,859 shares of common stock, of which 986,462 shares were unvested as of March 18, 2005.

Additional information required by this Item is included in Item 5 of this report.

Item 13.         Certain Relationships and Related Transactions

Stock Issuances

The following table summarizes the number of shares of our stock purchased by our executive officers, directors and 5% stockholders, and members of such persons’ immediate families, in private placement transactions during the year ended December 31, 2004. Each share of Series C preferred stock converted automatically immediately prior to the closing of our initial public offering, completed in February 2005, into approximately 1.09 shares of common stock pursuant to a conversion and amendment agreement between us and the holders of a majority of each series of our preferred stock.

Purchaser	Common Stock	Series C Preferred Stock
Directors and Named Executive Officers
John P. Longenecker, Ph.D.	—	—
Alice M. Wei	153,681	—
John F. Bender, Pharm.D.	101,643	—
Daniel P. Gold, Ph.D.	154,404	—
Richard Murawski	95,176	—
Cam L. Garner	40,364	—
Michael L. Eagle	28,104	—
Antonio J. Grillo-Lopez, M.D.	—	—
Wayne I. Roe	—	—
Ivor Royston, M.D.	—	—
Fred Middleton.	—	—
Peter Barton Hutt	—	—
Arda Minocherhomjee.	—	—
Doug Kelly.	—	—
5% Stockholders
Alloy Corporate 2000, L.P. and its affiliates	—	558,754	(1)
De Novo (Q) Ventures I, L.P. and its affiliate	—	385,590	(2)
Forward Ventures IV L.P. and its affiliates	—	836,964	(3)
Sanderling Venture Partners V, L.P. and its affiliates	—	838,132	(4)
William Blair Capital Partners VII, L.P. and its affiliates	—	1,536,580	(5)
Other Information
	$0.52 to
Approximate price per share	$0.63	$7.16	(6)

(1) Also includes shares held by Alloy Investors 2000, L.P., Alloy Partners 2000, L.P. and Alloy Ventures 2000, L.P. Dr. Kelly, one of our directors, is an affiliate of these entities.

(2) Also includes shares held by De Novo Ventures I, L.P.

(3) Also includes shares held by Forward Ventures III Institutional Partners L.P., Forward Ventures III L.P. and Forward Ventures IV B L.P. Dr. Royston, one of our directors, is an affiliate of these entities.

(4) Also includes shares held by Sanderling V Beteiligungs GmbH & Co. KG, Sanderling V Biomedical, L.P., Sanderling V Limited Partnership, Sanderling V Ventures Management, Sanderling Venture Partners V Co-Investment Fund, L.P. and Sanderling V Biomedical Co-Investment Fund, L.P. Mr. Middleton, one of our directors, is an affiliate of these entities.

(5) Also includes shares held by William Blair Capital Partners VII QP, L.P. Dr. Minocherhomjee, one of our directors, is an affiliate of these entities.

(6) In December 2004, our board of directors and stockholders approved an amendment to our certificate of incorporation to reduce the conversion price of the Series C preferred stock from $7.16 per share to $6.59 per share. As a result of this amendment, all holders of our Series C preferred stock, including holders affiliated with several of our directors as disclosed in the preceding table, were entitled to receive more shares of common stock upon conversion than they would previously have been entitled to receive.

Participation in Initial Public Offering

Entities affiliated with four of our directors, including Alloy Corporate 2000, L.P., Forward Ventures IV L.P., Sanderling Venture Partners V, L.P., William Blair Capital Partners VII, and their affiliates, purchased an aggregate of $18.6 million of common stock in our initial public offering in February 2005.  All of such shares were purchased on the same terms as shares sold to all other purchasers in the offering.

Option Grants

During the year ended December 31, 2004, we granted options to purchase an aggregate of 1,147,341 shares of common stock, with a weighted-average exercise price of $0.61, to our executive officers and directors.

Consulting Agreement and Warrant Issuance

On March 1, 2003, we entered into a consulting agreement with Sanderling Management Company, LLC, or Sanderling, for the services of Paul Grayson, one of its directors. Under the agreement, Mr. Grayson has agreed to provide us with consulting services related to general business issues, corporate development and potential third party collaborations. We are obligated to pay Sanderling a monthly consulting fee of $8,500 for one year, and a $100,000 success fee contingent upon entering into a corporate partnership agreement on specified terms. In March 2004, the agreement was extended through December 2004. Sanderling is an affiliate of Sanderling Ventures and related venture funds which hold shares of our capital stock. Fred Middleton, one of our directors, is a General Partner of Sanderling Ventures. See “Principal Stockholders.”

In connection with the consulting agreement, we issued a warrant to purchase up to 19,277 shares of our common stock to Mr. Grayson. The warrant was exercisable at an initial exercise price of approximately $0.63 per share. In March 2004, half of the shares subject to the warrant vested and were exercised. With respect to the remaining shares, the warrant expired unexercised upon the completion of the Company’s initial public offering.

Director and Officer Indemnification Agreements

We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as one of our directors, officers or other agents, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Loans to Officers

On June 20, 2001, in connection with a relocation package, we loaned $90,000 to Dr. John Bender, our Vice President of Clinical Research, in exchange for a promissory note which is secured by a deed of trust on Dr. Bender’s personal residence. The loan was interest-free and was repaid in three annual payments of $30,000 each.  The final payment was made and the loan expired June 20, 2004.

On April 19, 2002, Dr. John Longenecker, our President and Chief Executive Officer and a director, early exercised an option to purchase 185,060 shares of our common stock under our 2001 plan by delivering to us a promissory note in the aggregate principal amount of $96,000. The note bears interest at an annual rate of 6.75%, which is payable annually. The principal amount of the note is due and payable in full on April 19, 2006. The note is secured by the shares of our common stock acquired by Dr. Longenecker pursuant to the early exercise of his option.

Lease Agreement

In September 2000, we entered into a lease agreement with a non-profit organization with which we share a common director, Dr. Royston. We paid an aggregate of $124,000 and $476,000 in rent to the organization during the years ended December 31, 2004 and 2003, respectively. The lease agreement expired on March 31, 2004.

Item 14.                            Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2004 and 2003, by Ernst & Young LLP (Ernst & Young), Independent Registered Public Accounting Firm.

	Fiscal Year Ended
	(in thousands)
	2004	2003
Audit of financial statements	$69	$35	(1)
Timely quarterly reviews	7	23
SEC filings, including comfort letters, consents and comment letters	421	—
Accounting consultations on matters addressed during the audit or interim reviews	1	2
Total Audit Fees	498	60
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$498	$60

(1)       2003 fees include expenses of $817

All fees described above were approved by the Audit Committee.

During the fiscal year ended December 31, 2004, none of the total hours expended on the Company’s financial audit by Ernst & Young were provided by persons other than Ernst & Young’s full-time permanent employees.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, Ernst & Young. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(a)            The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)           Financial Statements

The following Financial Statements of Favrille, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 73:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2004 and 2003
Statements of Operations for each of the three years in the period ended December 31, 2004 and the period from January 21, 2000 (inception) to December 31, 2004
Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2004 and the period from January 21, 2000 (inception) to December 31, 2004
Statements of Cash Flows for each of the three years in the period ended December 31, 2004 and the period from January 21, 2000 (inception) to December 31, 2004
Notes to Financial Statements

(2)           Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3)           Exhibits

The exhibits listed under Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Favrille, Inc.

We have audited the accompanying balance sheets of Favrille, Inc. (a development stage company) (the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004 and the period form January 21, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Favrille, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, and the period form January 21, 2000 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 22, 2005

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$25,065	$5,610
Short-term investments	1,493	—
Receivable from employees	4	34
Receivable, other	15	239
Prepaid expenses and other current assets	694	539
Total current assets	27,271	6,422
Property and equipment, net	9,435	6,505
Restricted cash	1,606	1,658
Other assets	818	347
Total assets	$39,130	$14,932
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,603	$1,400
Current portion of debt	2,492	1,556
Total current liabilities	5,095	2,956
Debt, less current portion	4,224	3,501
Deferred rent	793	197
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares, 6,286,014 at December 31, 2004 and none at December 31, 2003;
Issued and outstanding shares— 6,140,188 at December 31, 2004 and none at December 31, 2003; liquidation preference of $43,956 at December 31, 2004;	43,672	—
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value:
Authorized shares, 7,013,387 and 5,535,213 at December 31, 2004 and December 31, 2003, respectively;
Issued and outstanding shares-5,505,330 at December 31, 2004 and December 31, 2003; liquidation preference of $33,522 at December 31, 2004 and December 31, 2003	6	6
Common stock, $0.001 par value:
Authorized shares, 15,402,410 and 8,963,855 at December 31, 2004 and December 31, 2003, respectively;
Issued and outstanding shares-1,838,714 and 981,096 at December 31, 2004 and December 31, 2003, respectively	2	1
Additional paid-in capital	73,324	35,119
Deferred stock-based compensation	(8,386)	(1,440)
Note receivable from stockholder	(96)	(96)
Accumulated other comprehensive loss	(2)	—
Deficit accumulated during the development stage	(79,502)	(25,312)
Total stockholders’ equity (deficit)	(14,654)	8,278
Total liabilities and stockholders’ equity (deficit)	$39,130	$14,932

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,			Period from January 21, 2000 (inception) to December 31,
	2004	2003	2002	2004

Operating expenses:
Research and development	$18,694	$10,492	$5,308	$37,954
General and administrative	4,496	2,392	2,017	10,456
Amortization of stock-based compensation:
Research and development	1,196	114	—	1,310
General and administrative	1,220	41	—	1,261
Total operating expenses	25,606	13,039	7,325	50,981
Interest income	375	108	167	917
Interest expense	(817)	(332)	(88)	(1,304)
Other income	12	8	—	20
Total other income (expense), net	(430)	(216)	79	(367)
Net loss	(26,036)	(13,255)	(7,246)	(51,348)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	(28,103)	—	—	(28,103)
Accretion of Series C redeemable convertible preferred stock issuance costs	(51)	—	—	(51)
Net loss applicable to common stockholders	$(54,190)	$(13,255)	$(7,246)	$(79,502)
Historical net loss per share:
Basic and diluted	$(51.48)	$(16.97)	$(11.87)
Weighted-average shares—basic and diluted	1,052,624	781,054	610,709
Pro forma net loss per share (unaudited):
Basic and diluted	$(4.85)
Weighted-average shares—basic and diluted	11,182,712

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from January 21, 2000 (inception) to December 31, 2004

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Deferred Stock-Based	Note Receivable from	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholder	Loss	Stage	(Deficit)
Issuance of common stock for cash, in January, April and May, at $0.001 par value	—	$—	588,713	$1	$2	$—	$—	$—	$—	$3
Issuance of Series A Convertible Preferred Stock, in May and June, at approximately $5.19 per share, net of issuance costs of $89,000	1,156,610	1	—	—	5,910	—	—	—	—	5,911
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(1,053)	(1,053)
Balance at December 31, 2000	1,156,610	1	588,713	1	5,912	—	—	—	(1,053)	4,861
Issuance of common stock for cash, in January and May, at approximately $0.52 per share	—	—	50,119	—	26	—	—	—	—	26
Exercise of options to purchase common stock at approximately $0.52 per share	—	—	39,128	—	20	—	—	—	—	20
Issuance of warrant, in March, in conjunction with credit agreement	—	—	—	—	22	—	—	—	—	22
Repurchase of common stock at approximately $0.005 per share	—	—	(2,120)	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(3,758)	(3,758)
Balance at December 31, 2001	1,156,610	1	675,840	1	5,980	—	—	—	(4,811)	1,171
Issuance of common stock for cash in April, 19,274 and 9,638 shares at approximately $0.62 and $0.52 per share, respectively	—	—	28,912	—	17	—	—	—	—	17
Issuance of Series B Convertible Preferred Stock, in April through June, at approximately $6.33 per share, net of issuance costs of $136,000	2,563,605	3	—	—	16,085	—	—	—	—	16,088
Conversion of Promissory Notes, in April, into Series B stock at approximately $6.33 per share	103,123	—	—	—	653	—	—	—	—	653
Non-cash stock compensation	—	—	—	—	18	—	—	—	—	18
Issuance of common stock, in April, for license agreement	—	—	40,867	—	21	—	—	—	—	21
Issuance of options related to consulting agreement	—	—	—	—	1	—	—	—	—	1
Exercise of options to purchase common stock at approximately $0.52 per share	—	—	196,474	—	102	—	(96)	—	—	6
Repurchase of common stock at approximately $0.52 per share	—	—	(3,919)	—	(2)	—	—	—	—	(2)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(7,246)	(7,246)
Balance at December 31, 2002	3,823,338	4	938,174	1	22,875	—	(96)	—	(12,057)	10,727
Issuance of Series B-2 Convertible Preferred Stock at approximately $6.33 per share, net of issuance costs of $122,000	1,681,992	2	—	—	10,522	—	—	—	—	10,524
Issuance of common stock, in September, for license agreement	—	—	38,553	—	24	—	—	—	—	24
Issuance of options related to consulting agreement	—	—	—	—	16	—	—	—	—	16
Issuance of warrant, in April, in conjunction with credit agreement	—	—	—	—	84	—	—	—	—	84
Exercise of options to purchase common stock at approximately $0.52 and $0.62 per share	—	—	6,056	—	4	—	—	—	—	4
Repurchase of common stock at approximately $0.52 per share	—	—	(1,687)	—	(1)	—	—	—	—	(1)
Deferred stock-based compensation related to issuance of stock options to employees	—	—	—	—	1,595	(1,595)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	155	—	—	—	155
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(13,255)	(13,255)
Balance at December 31, 2003	5,505,330	6	981,096	1	35,119	(1,440)	(96)	—	(25,312)	8,278
Issuance of options and warrant related to consulting agreement	—	—	—	—	169	—	—	—	—	169
Exercise of options to purchase common stock at approximately $0.52 and $0.62 per share	—	—	889,266	1	555	—	—	—	—	556
Exercise of warrant to purchase common stock at approximately $0.62 per share	—	—	9,638	—	6	—	—	—	—	6
Repurchase of common stock at approximately $0.52 and $0.62 per share	—	—	(41,286)	—	(26)	—	—	—	—	(26)
Issuance of warrant, in August, in conjunction with credit agreement	—	—	—	—	36	—	—	—	—	36
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—	28,103	—	—	—	(28,103)	—
Deferred stock-based compensation related to issuance of stock options to employees	—	—	—	—	9,362	(9,362)	—	—	—	—
Accretion of Series C redeemable Preferred Stock issuance costs	—	—	—	—	—	—	—	—	(51)	(51)
Amortization of stock-based compensation	—	—	—	—	—	2,416	—	—	—	2,416
Comprehensivie Loss:
Unrealized loss on cash equivalents and short-term investments	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(26,036)	(26,036)
Net comprehensive loss	—	—	—	—	—	—	—	—	—	(26,038)
Balance at December 31, 2004	5,505,330	$6	1,838,714	$2	$73,324	$(8,386)	$(96)	$(2)	$(79,502)	$(14,654)

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,			Period from January 21, 2000 (inception) to December 31,
	2004	2003	2002	2004
Operating activities
Net loss	$(26,036)	$(13,255)	$(7,246)	$(51,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,426	579	317	2,522
Issuance of options and warrant related to consulting agreements	169	16	1	186
Stock-based compensation	2,416	155	18	2,589
Non-cash interest expense	64	56	12	140
Issuance of restricted common stock for license	—	24	—	24
Deferred rent	596	191	(3)	793
Amortization of premium/discount on short-term investments	(1)	—	—	(1)
Accrued interest on short-term investments	(4)	—	—	(4)
Unrealized loss on cash and cash equivalents	(1)	—	—	(1)
Changes in operating assets and liabilities:
Receivables	(11)	—	(5)	(15)
Prepaid expenses and other assets	(154)	(490)	(172)	(882)
Accounts payable and accrued liabilities	913	666	522	2,313
Net cash used in operating activities	(20,623)	(12,058)	(6,556)	(43,684)
Investing activities
Purchases of property and equipment	(4,347)	(5,558)	(853)	(11,941)
Purchases of short-term investments	(1,493)	—	—	(1,493)
Receivable, other	239	(239)	—	—
Receivable from employee	30	30	30	—
Other assets	(50)	(20)	—	(70)
Restricted cash	—	(1,582)	(31)	(1,710)
Sale of restricted cash	52	—	—	104
Net cash used in investing activities	(5,569)	(7,369)	(854)	(15,110)
Financing activities
Proceeds from debt	3,675	5,432	—	10,107
Payments on debt	(2,119)	(952)	(296)	(3,585)
Issuance of preferred stock, net	43,621	10,524	16,088	76,144
Deferred IPO issuances costs, net	(66)	—	—	(66)
Proceeds from issuance of convertible promissory note	—	—	650	650
Issuance of common stock	562	4	23	638
Repurchase of restricted common stock	(26)	(1)	(2)	(29)
Net cash provided by financing activities	45,647	15,007	16,463	83,859
Net increase (decrease) in cash and cash equivalents	19,455	(4,420)	9,053	25,065
Cash and cash equivalents at beginning of period	5,610	10,030	977	—
Cash and cash equivalents at end of period	$25,065	$5,610	$10,030	$25,065
Supplemental disclosures of cash flow information:
Cash paid for interest	$732	$220	$51	$1,038
Supplemental non-cash financing activities:
Issuance of warrant related to line of credit agreement	$36	$84	$—	$142
Issuance of options and warrant related to consulting agreement	$169	$16	$1	$186
Issuance of preferred stock upon conversion of promissory note	$—	$—	$650	$650
Issuance of restricted common stock for license agreements	$—	$24	$21	$45
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	$28,103	$—	$—	$28,103
Accretion of Series C redeemable convertible preferred stock issuance costs	$51	$—	$—	$51

See accompanying notes.

Favrille, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Favrille, Inc. (the Company or Favrille) was incorporated in Delaware on January 21, 2000. The Company is a biopharmaceutical company focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and diseases of the immune system. The Company’s lead product candidate, FavId, is based upon unique genetic information extracted from a patient’s tumor.  FavId is currently under investigation in a pivotal Phase III clinical trial for patients with follicular B-cell NHL and Phase II clinical trials in other B-cell NHL indications. The Company is developing additional applications based on its immunotherapy expertise and proprietary manufacturing technology, including a second product candidate, FAV-201, for the treatment of T-cell lymphoma.

The Company is a development stage company in the initial stage of its operations, and since inception, the Company has been engaged in organizational activities, including: recruiting personnel; establishing office facilities; conducting research and development and obtaining financing. From inception through December 31, 2004, the Company has incurred net losses of $51.3 million and has a deficit accumulated during the development stage of approximately $79.5 million.

Financial Statements Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations. The 2004 presentation of 2003 deferred income tax assets and liabilities, reflects reclassifications to these balances to conform to the allocation and classification methodology applied in 2004.

Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash and cash equivalents. Cash equivalents are comprised of commercial paper and U.S. government debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized gains and losses on investments accounted for all of the accumulated other comprehensive income (loss) balance in the Statement of Stockholders’ Equity (Deficit). The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations.

Concentration of Credit Risk

Financial instruments, that potentially subject the Company to significant credit risk, consist primarily of cash and cash equivalents, short-term investments and restricted cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. In addition, the Company invests in a variety of financial instruments and, by policy, limits the amount of credit exposure with any one issuer.

Favrille, Inc.

Notes to Financial Statements (continued)

Fair Value of Financial Instruments

The carrying amount of cash equivalents, short-term investments accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of the long-term debt approximates its carrying value.

Property and Equipment

Property and equipment are stated on the basis of cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are stated at cost and amortized over the shorter of the life of the lease term or the useful life of the asset.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value. Accordingly, there have been no indicators of impairment through December 31, 2004 or 2003.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying balance sheets.

Research and Development

Research and development are expensed as incurred, and costs consist primarily of costs associated with the clinical trials of the Company’s product candidates, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants, facility costs, amortization of purchased technology and depreciation.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income (loss) are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company has disclosed its comprehensive income (loss) in the statement of stockholders’ equity (deficit).

Favrille, Inc.

Notes to Financial Statements (continued)

Series C Redeemable Convertible Preferred Stock Deemed Dividend

The Series C financing, involved the sale of preferred stock at a price per share below the Company’s anticipated initial public offering price. Accordingly, pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recorded a deemed dividend on the Series C shares of $28.1 million, which is the difference in the gross proceeds from the Series C offering and the underlying value of the conversion shares (adjusted for a conversion price adjustment feature). The $28.1 million deemed dividend has been entirely recognized as an adjustment to the net loss applicable to common stockholders since the preferred stock is convertible, at any time, at the option of the holder, and is not mandatorily redeemable. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company calculated the deemed dividend of $28.1 million using the most favorable conversion price of $6.33 per conversion share.

Stock-Based Compensation

The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company establishes the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Board of Directors (the Board). In determining the fair value of the common stock, the Board considered (i) the advancement of the Company’s technology, (ii) the Company’s financial position and (iii) the fair value of the Company’s preferred stock as determined in arm’s-length transactions. Therefore, the options have no intrinsic value upon grant and no expense is recorded upon issuance. With respect to certain options granted during 2004 and 2003, the Company has recorded deferred compensation of $9.4 million and $1.6 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Board and the deemed fair value per share determined solely for financial reporting purposes. Deferred stock-based compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB No. 25. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123. The Company adopted the disclosure requirements of SFAS No. 148 effective December 31, 2003.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2004, 2003 and 2002: weighted-average risk-free interest rates of 2.83%, 3.04%, and 3.88%, respectively, dividend yields of 0%, expected volatility of 70%, and a weighted-average expected life of four years for the year ended December 31, 2004 and a weighted-average expected life of the option of five years for the years ended December 31, 2003 and 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options.

The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS No. 123.

Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with the provisions of SFAS No. 123, the pro forma effects of stock-based compensation on net loss and basic and diluted net loss per share would have been changed to the following:

Favrille, Inc.

Notes to Financial Statements (continued)

	Years ended December 31,			Period from January 21, 2000 (inception) to December 31,
	2004	2003	2002	2004
	(in thousands, except per share data)
Net loss applicable to common stockholders as reported:	$(54,190)	$(13,255)	$(7,246)	$(79,502)
Add: Stock-based employee compensation expense included in net loss	2,416	155	—	2,571
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,564)	(192)	(23)	(2,783)
Pro forma net loss applicable to common stockholders	$(54,338)	$(13,292)	$(7,269)	$(79,714)
Net loss per share:
As reported—Basic and Diluted	$(51.48)	$(16.97)	$(11.87)	$(75.53)
Pro forma—Basic and Diluted	$(51.62)	$(17.02)	$(11.90)	$(75.73)

The pro forma effect on net loss for all periods presented may not be representative of the pro forma effect on reported net income or loss in future years due to the uncertainty of stock option grant volume and potential change in assumptions driven by market factors.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured on the balance sheet date based upon enacted tax rates, which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period such tax rate changes are enacted. A valuation allowance is established when necessary to reduce deferred tax assets when it is more likely than not that the assets will not be realized.

Net Loss per Common Share

Net loss per share in calculated in accordance with SFAS No. 128, Earnings Per Share and Staff Accounting Bulletin (SAB) No. 98. Basic loss per share is calculated using the weighted average number of common shares outstanding during each period, without consideration for common stock equivalents. Diluted loss per share includes the dilutive effect of common equivalent shares outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Pro forma net loss per share has been calculated as described above. The pro forma shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase, and include the assumed automatic conversion of all outstanding shares of preferred stock that automatically converted into shares of common stock upon the closing of our initial public offering  (IPO), in February 2005, (Note 9) using the as-if converted method as of January 1, 2003 or the date of issuance, if later.

Favrille, Inc.

Notes to Financial Statements (continued)

	Years ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Historical:
Numerator:
Net loss	$(26,036)	$(13,255)	$(7,246)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	(28,103)	—	—
Accretion of Series C redeemable convertible stock issuance costs	(51)	—	—
Net loss applicable to common stockholders	$(54,190)	$(13,255)	$(7,246)
Denominator:
Weighted-average common shares	1,539,072	950,600	862,824
Weighted-average unvested common shares subject to repurchase	(486,448)	(169,546)	(252,115)
Denominator for basic and diluted earnings per share	1,052,624	781,054	610,709

Basic and diluted net loss per share	$(51.48)	$(16.97)	$(11.87)
Pro forma:
Net loss applicable to common stockholders	$(54,190)

Pro forma basic and diluted net loss per share (unaudited)	$(4.85)

Shares used above	1,052,624
Pro forma adjustments to reflect weighted-average affect of conversion of preferred stock (unaudited)	10,130,088
Pro forma shares used to compute basic and diluted net loss per share (unaudited)	11,182,712

	As of December 31,
	2004	2003	2002
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Redeemable convertible preferred stock	6,672,014	—	—
Convertible preferred stock	5,505,330	5,505,330	3,823,338
Stock warrants	47,057	49,108	7,710
Options to purchase common stock	959,753	469,301	191,139
Common stock subject to repurchase	599,325	127,865	242,831
	13,783,479	6,151,604	4,265,018

Segment Information

The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment, therefore this standard did not have a material impact on the Company’s financial statements.

Favrille, Inc.

Notes to Financial Statements (continued)

Recent Accounting Pronouncements

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of fair value method required under SFAS 123(R), Share-Based Payment, will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximately the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share included in Note 1 to the financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows by the same amount in periods after adoption. We cannot estimate what those amounts will be in the future, because they depend on, among other things, when employees exercise stock options.

2. Financial Statement Information

Short-term Investments

Short-term investments by security type at December 31, 2004, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Securities	$1,494	$—	$1	$1,493
	$1,494	$—	$1	$1,493

All investments that have gross unrealized losses have been held for less than twelve months. At December 31, 2004, the Company had unrealized losses on cash equivalents of approximately $1,000. These unrealized losses are included in the statement of stockholders’ equity.  Contractual maturities of short-term investments are due in one year or less.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Lab equipment	$3,538	$2,471
Manufacturing equipment	2,489	1,137
Computer, software and office equipment	1,584	785
Leasehold improvements	4,243	2,674
Construction in process	—	527
	11,854	7,594
Accumulated depreciation and amortization	(2,419)	(1,089)
	$9,435	$6,505

Total depreciation expense, including amortization for assets under capital lease, for the years ended December 31, 2004, 2003 and 2002, and the period from January 21, 2000 (inception) to December 31, 2004 was $1.4 million, $575,000, $315,000 and $2.5 million, respectively.

Favrille, Inc.

Notes to Financial Statements (continued)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Accounts payable	$872	$463
Accrued clinical trial costs	325	132
Accrued compensation	505	337
Accrued liabilities	611	468
Accrued IPO expenses	290	—
	$2,603	$1,400

3. Commitments and Contingencies

Equipment Lines of Credit

During 2001, the Company borrowed $1.0 million under an equipment line of credit facility through three draws. Borrowings under the line of credit bore interest at rates ranging from 9.84% to 11.07% per annum. As of December 31, 2003, the Company was in compliance with the terms of the line of credit agreement.  In October 2004, in accordance with the terms of the line of credit agreement the Company repaid all principal and interest.

During March 2003, the Company entered into a loan and security agreement under which the lender agreed to extend to the Company a line of credit equal to $7.0 million. The agreement states that any proceeds are to be used solely for the purchase of eligible equipment and certain leasehold improvements. As of December 31, 2004 and 2003, the Company had borrowings under the loan and security agreement totaling $4.6 million and $5.4 million, respectively. Borrowings under the line of credit bear interest at rates ranging from 11.44% to 14.66% per annum and are collateralized by certain items of the financed equipment and leasehold improvements. Principal and interest, related to each draw, are payable monthly over 36 months or 42 months, and the Company is required to make final terminal payments equal to 7.50% or 12.75% of the original principal amount of each drawdown. The loan and security agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2004 and 2003, the Company was in compliance with the terms of the loan and security agreement.

During July 2004, the Company entered into a loan and security agreement under which the lender agreed to extend to the Company a line of credit equal to $2.5 million. The agreement states that any proceeds are to be used solely for the purchase of eligible equipment and certain leasehold improvements. As of December 31, 2004, the Company had borrowings under the loan and security agreement totaling $1.9 million. Borrowings under the line of credit bear interest at 9.34% and 9.58% per annum and are collateralized by certain of the financed equipment. Principal and interest, related to each draw, are payable monthly over 36 months or 42 months. The loan and security agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2004, the Company was in compliance with the terms of the loan and security agreement.

Future minimum principal payments due under the above line of credit and loan and security agreements are as follows at December 31 (in thousands):

2005	$2,501
2006	2,494
2007	1,405
2008	94
Total	6,494
Less: Amounts representing debt discount	(60)
Net loan	6,434
Less: Current portion	2,455
Long-term portion	$3,979

Favrille, Inc.

Notes to Financial Statements (continued)

The current portion and long-term portion, above, excludes $37,000 and $41,000, respectively, in capital leases payments, included in the capital lease disclosures. In addition, the long-term portion excludes $202,000 related to the last payment on each loan, pursuant to the respective loan agreements, which was prepaid and is included in other assets in the accompanying balance sheets.

Leases

The Company leased its research facilities from a related party (Note 7) under a non-cancelable operating lease that expired on March 31, 2004. The lease required the Company to pay for its share of maintenance, insurance and property taxes. As a security deposit for the facility lease, the Company executed a letter of credit in favor of the landlord, secured by a certificate of deposit for approximately $45,000. The certificate of deposit is included in restricted cash in the balance sheet for the year ended December 31, 2003. The certificate of deposit matured in March 2004 and was not renewed.

In January 2003, the Company entered into a 15 and one-half year lease for approximately 49,000 square feet of manufacturing, laboratory and office space. The lease has stated increases over the lease term. Under the terms of the lease agreement, the Company was required to pay a security deposit of approximately $152,000 and execute a $1.5 million letter of credit in favor of the landlord, which is secured by a restricted investment in money market funds. The restricted investment is included in restricted cash in the accompanying balance sheets. Beginning February 1, 2006, the letter of credit will increase under the terms of the lease, unless the Company meets certain financial criteria, which will result in the letter of credit amount being decreased. The lease requires the Company to pay for its share of maintenance, insurance and property taxes. In July 2004, the Company amended its current facility lease to add an additional 14,000 square feet of office space. The lease term on the additional space expires July 31, 2008, but may be extended at the Company’s option for two additional two year periods.

In May 2003, the Company entered into a 36-month capital lease for the purchase of certain property and equipment.  The lease bears an annual interest rate of 6.57%, with interest and principal due monthly.  In January 2004, the Company entered into two capital leases, for the purchase of certain property and equipment, with terms of 60 months and 36 months, respectively. The capital leases bear effective annual interest rates of 5.18% and 21.67%, respectively, with interest and principal due monthly.

Future annual minimum payments under capital leases and non-cancelable operating leases are as follows at December 31 (in thousands):

	Operating Leases	Capital Leases
2005	$1,784	$44
2006	1,853	34
2007	1,927	5
2008	2,079	5
2009	2,047	1
Thereafter	20,947	—
Total minimum lease payments	$30,637	89
Less: Amount representing interest		11
Present value of future minimum lease payments		78
Less: Current portion		37
Long-term portion		$41

The long-term portion excludes $2,000 related to the last payment, pursuant to the lease agreement, which was prepaid and is included in other assets in the accompanying balance sheets.

Rental expense, including equipment rental, for the years ended December 31, 2004, 2003 and 2002, and the period from January 21, 2000 (inception) to December 31, 2004 and was $2.5 million, $1.3 million, $429,000 and $4.7 million, respectively.

Favrille, Inc.

Notes to Financial Statements (continued)

4. License Agreements

In April 2002, the Company issued 40,867 shares of restricted common stock to a company whose major stockholder is a founder of Favrille, in exchange for a worldwide, perpetual, royalty-free license for certain technology. The fair value attributed to the license of $21,000 was based on the fair value of the common stock as determined by the Board and is included in other assets and is being amortized over the estimated life of the technology, which is five years. Amortization of approximately $4,200, $4,200, $2,800 and $11,200 has been recorded as research and development expense during the years ended December 31, 2004, 2003 and 2002, and the period from January 21, 2000 (inception) to December 31, 2004, respectively.

In September 2003, the Company entered into an exclusive license and intellectual property assignment agreement with a non-profit organization with which the Company shares a common director (the License Agreement). Under the terms of the License Agreement, the Company licensed certain intellectual property developed and or acquired by one of the Company’s founders while he was an employee of the licensor. In consideration for the licensed technology, the Company issued an aggregate of 38,553 shares of common stock to the licensor and one of its collaborators. The fair value attributed to the license of $24,000 was based on the fair value of the common stock as determined by the Board. The fair value of the license was charged to research and development expense in the accompanying statements of operations in 2003 due to the early stage of development of the technology and the lack of alternative future uses for it.

In December 2003, the Company entered into a non-exclusive worldwide fee-bearing royalty-free license agreement for certain patent rights. In consideration for the patent rights, the Company paid an initial fee of $20,000 and the first annual payment of $10,000 upon execution of the agreement in 2003 and is committed to annual payments of $10,000 through the Company’s clinical development period (anticipated to end in 2007) and, after commercialization of its first product candidate, an aggregate of $225,000 in annual fees and a milestone payment. The annual payment is recorded as research and development expense. The initial fee has been recorded as a license fee and is amortized to research and development expense over a five-year period, the estimated life of the technology. Expense related to the license agreement for the years ended December 31, 2004 and 2003 and the period from January 21, 2000 (inception) to December 31, 2004 totaled approximately $14,000, $1,200 and $15,200, respectively.

In November 2004, the Company entered into a supply and license agreement with one of its vendors in which it made a $50,000 milestone payment, upon execution of the agreement, and is committed to purchase $235,000 of raw material through May 2005. An additional aggregate of $300,000 may be due upon the occurrence of certain events. The initial term of the agreement is 96 months and is automatically renewable for 12 month periods unless terminated by written notice by either party.  Either party may terminate the agreement earlier upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. The initial milestone payment has been recorded as a license fee and is amortized to research and development expense over an eight-year period, the initial term of the agreement. Expense related to the agreement for the year ended December 31, 2004 and the period from January 21, 2000 (inception) to December 31, 2004 totaled approximately $1,000.

5. Stockholders’ Equity

Reverse Stock Split

In December 2004, the Company’s Board of Directors and stockholders approved a reverse stock split of 1-for-5.1875 of its capital stock. The certificate of amendment as filed with the Secretary of State of the State of Delaware affecting the 1-for-5.1875 reverse stock split of the Company’s capital stock January 21, 2005. All share, per share and stock option data information in the accompanying financial statements and the notes thereto has been retroactively restated for all periods to reflect the reverse stock split.

Favrille, Inc.

Notes to Financial Statements (continued)

Convertible Preferred Stock

The authorized, issued and outstanding shares of convertible preferred stock (Preferred Stock) by series are as follows as of December 31, 2004 (in thousands):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Series A	1,164	1,156	$6,000
Series B	2,689	2,667	16,877
Series B-2	3,160	1,682	10,645
Series C	6,286	6,140	43,956
	13,299	11,645	$77,478

In May and June 2000, the Company issued 1.2 million shares of Series A Preferred Stock (Series A) for proceeds of $5.9 million, net of issuance costs of approximately $89,000.

In April through June 2002, the Company issued 2.7 million shares of Series B Preferred Stock (Series B) for proceeds of $16.1 million, net of issuance costs of approximately $136,000. In addition, 535,000 Series B shares were issued upon the conversion of a bridge loan of $650,000 plus accrued interest of $2,657.

In June through August 2003, the Company issued 1.7 million shares of Series B-2 Preferred Stock (Series B-2) for proceeds of $10.5 million, net of stock issuance costs of approximately $122,000.

In March and April 2004, the Company issued 6,140,188 shares of its Series C redeemable convertible preferred stock (Series C) for proceeds of approximately $43.7 million, net of stock issuance costs of approximately $335,000.

Voting

Each holder of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock issuable upon conversion of such shares of Preferred Stock and shall have voting rights and powers equal to the voting rights and powers of the common stock (except as required by law), voting together with the common stock as a single class. Each holder of common stock shall be entitled to one vote for each share of common stock held.

With regard to certain issues, the holder of the Series C shares will vote as a separate class and not together with the holders of the Series A, Series B and B-2 shares or common stock, except as required by law. Similarly, with regard to certain issues, the holders of the Series B and B-2 shares will vote as a separate class and not together with the holders of the Series C and Series A shares or common stock, except as required by law. Similarly, with regard to certain issues, the holders of the Series A shares will vote as a separate class and not together with the holders of the Series B, B-2 and Series C shares or common stock, except as required by law.

Conversion

Series A, Series B, Series B-2 and Series C stock are convertible into shares of common stock at the option of the holder, initially, on a one-for-one basis. The Company’s outstanding Preferred Stock will automatically convert into shares of common stock upon the closing of a firm-commitment underwritten public offering (IPO) in which (i) the value of the Company immediately prior to the public offering is at least $208.0 million (the Required Valuation) and (ii) the gross cash proceeds of the offering (before underwriting fees, commissions and discounts) are at least $40.0 million (a Qualifying IPO), or upon the vote of at least 51% of each of the Series A, Series B, Series B-2 and Series C shares.  In December 2004, the Company’s Board of Directors and stockholders approved an amendment to the Company’s certificate of incorporation to reduce the conversion price of the Series C preferred stock from $7.16 per share to $6.59 per share and to reduce the Qualifying IPO valuation for the automatic conversion of all series of preferred stock from $208.0 million to $150.0 million.  The Company’s Board of Directors approved these amendments based on its judgment that the Company’s ability to consummate a public offering at a valuation of at least $208.0 million was uncertain in light of then-current market conditions and of the automatic reduction in the Series C preferred stock conversion price to $6.33 per share that would nevertheless have occurred if the Company did not complete a Qualifying IPO or another qualifying private financing on or before June 30, 2005.  As a result, the reduction of the Series C preferred stock conversion price will not require an accounting charge to the Company’s financial statements.  The conversion price per share in effect as of December 31, 2004 was approximately $5.19, $6.33, $6.33 and $6.59 per share for the Company’s Series A, Series B, Series B-2 and Series C Preferred Stock, respectively.

Favrille, Inc.

Notes to Financial Statements (continued)

Pursuant to a conversion and amendment agreement executed on December 31, 2004, a majority of the holders of each Series of Preferred Stock agreed to the conversion of the preferred shares into common stock, effective immediately prior to an IPO that does not constitute a Qualifying IPO.  All preferred shares were converted into common shares immediately prior to the Company’s IPO in February 2005 (Note 9).

Redemption of Redeemable Convertible Preferred Stock

The redemption provisions of the Series C stipulate that, upon the request of holders of at least 51% of the then outstanding Series C shares, the Company is required to redeem (i) up to 50% of the outstanding Series C shares at any time after March 26, 2009 and (ii) up to all of the outstanding Series C shares at any time after March 26, 2010. The redemption price is equal to the greater of (a) approximately $7.16 per share of Series C and (b) the fair market value of the Series C shares, as determined by the Board, at the date of the redemption request, in each case plus declared and unpaid dividends with respect to such shares. Effective immediately prior to the closing of the Company’s IPO, in February 2005, the Series C shares converted into 6,672,014 common shares (Note 9).

Dividends

Holders of the Series C redeemable convertible preferred stock are entitled to receive non-cumulative dividends, when and as declared by the Board, in preference to the holders of Series A, Series B, Series B-2 shares and common stock. The dividends are to be paid out of legally available funds at the rate of eight percent of the applicable original issuance price (approximately $7.16), per annum on each outstanding share of Series C shares (as adjusted for any stock dividends, combinations or splits with respect to such shares). Following payment of Series C dividends, holders of Series B and Series B-2 Preferred, in preference to the holders of Series A and common stock, shall be entitled to receive, when and as declared by the Board, but only out of funds that are legally available therefor, cash dividends at the rate of eight percent (8%) of the applicable Original Issue Price (approximately $6.33), per annum on each outstanding share of Series B and Series B-2 Preferred (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares).  The holders of the Series B, Series B-2 and Series C shares are entitled to participate pro rata in any dividends paid on the common stock. To date, the Company has not declared any dividends. All preferred shares were converted into common shares immediately prior to the Company’s IPO in February 2005 (Note 9).

Liquidation

In the event of liquidation, the Series C stockholders are entitled to receive, in preference to the holders of the Series A, Series B, Series B-2 and common stock, a liquidation preference equal to approximately $7.16 per outstanding Series C share plus declared but unpaid dividends. After payment of the liquidation preference to Series C stockholders, the Series B and Series B-2 stockholders are entitled to receive a liquidation preference equal to approximately $6.33 per outstanding Series B and Series B-2 share plus declared but unpaid dividends.  After payment of the liquidation preference to Series C, the Series B and Series B-2 stockholders, the Series A stockholders are entitled to receive a liquidation preference equal to approximately $5.19 per outstanding Series A share plus declared but unpaid dividends. After such liquidation preference payments, all remaining assets from liquidation are to be paid to the common stockholders according to the number of shares held All preferred shares were converted into common shares immediately prior to the Company’s IPO in February 2005 (Note 9).

Common Stock

The majority of the outstanding shares of common stock have been issued to the founders, directors, employees and consultants to the Company.

Restricted Stock

In January 2000, the Company issued approximately 396,000 restricted shares of the Company’s common stock to certain employees with vesting over a three-year period. During 2002 and 2001, the Company issued an additional 9,638 and 50,119, respectively, of restricted shares of common stock to certain directors and consultants. The restricted stock vests monthly, over a period of two to four years. In addition, during 2004, 2003, 2002 and the period from January 21, 2000 (inception) to December 31, 2004, the Company issued 706,268, 5,065, 194,180 and

Favrille, Inc.

Notes to Financial Statements (continued)

941,514 shares, respectively, of restricted shares of common stock upon the early exercise of stock options, as noted below. The options generally vest over four years. Included in the restricted stock issued in 2002 are 185,060 shares of common stock issued upon the early exercise of options by an officer of the Company through a full recourse promissory note for $96,000. The note receivable from stockholder is reflected in stockholders’ equity in the accompanying balance sheets. During the years ended December 31, 2004, 2003, 2002 and the period from January 21, 2000 (inception) to December 31, 2004, the Company had repurchased approximately 41,286, 1,687, 3,919 and 46,892 unvested shares, respectively. As of December 31, 2004 and 2003, 599,994 shares and 128,581 shares, respectively, were unvested and subject to repurchase by the Company. In addition to the above noted restricted stock, the Company issued 79,420 shares of restricted stock under certain license agreements, which are not subject to vesting restrictions.

Stock Options

As amended, the 2001 Equity Incentive Plan (the Equity Incentive Plan) is authorized to issue approximately 2.8 million shares of common stock under various instruments and years. Options granted under the Equity Incentive Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. In 2004, 2003 and 2002 all options granted under the Equity Incentive Plan allowed for early exercise prior to the option becoming fully vested.

The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant.

The stock option activity is summarized below (shares in thousands):

	Shares	Approximate Weighted-average exercise price
Outstanding at December 31, 2000	—	$—
Granted	69	0.52
Exercised	(39)	0.52
Cancelled	—	—
Outstanding at December 31, 2001	30	0.52
Granted	361	0.57
Exercised	(196)	0.53
Cancelled	(4)	0.54
Outstanding at December 31, 2002	191	0.61
Granted	312	0.63
Exercised	(6)	0.60
Cancelled	(28)	0.62
Outstanding at December 31, 2003	469	0.62
Granted	1,389	0.64
Exercised	(889)	0.63
Cancelled	(10)	0.62
Outstanding at December 31, 2004	959	0.63

The weighted-average fair value of options granted during 2004, 2003 and 2002, and for the period from January 31, 2000 (inception) to December 31, 2004 was $6.88, $6.14, $0.35 and $5.45, respectively. At December 31, 2004 and 2003, all outstanding options were exercisable, and options to purchase 226,477 and 88,559 shares shares, respectively, were vested. Exercise prices of outstanding options at December 31, 2004 and 2003 ranged from approximately $0.52 to $0.73 and $0.52 to $0.63 per share, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2004 and 2003 was 9.18 years and 9.23 years, respectively.

Favrille, Inc.

Notes to Financial Statements (continued)

At December 31, 2004 and 2003, approximately 683,000 shares and 399,000 shares, respectively, remained available for future issuance or grant under the Equity Incentive Plan.

The employment agreement with the Company’s President and CEO provides for him to receive additional stock option grants to purchase the Company’s common stock in an amount necessary to maintain a minimum of a 3% equity ownership on a fully-diluted basis (including conversion of preferred stock into common stock, conversion of preferred stock warrants into common stock, common stock outstanding, warrants outstanding for the purchase of common stock and the Company’s 2001 Equity Incentive Plan pool). This right to additional stock option grants will not extend beyond certain events including the effective date of an initial public offering of the Company’s common stock (February 2, 2005). To effectuate the right, the Company may be required to grant additional options to purchase the Company’s common stock to maintain this 3% ownership. For the years ended December 31, 2004 and 2003, the Company issued options in excess of that required to maintain this percentage ownership.

Non-Employee Directors’ Stock Option Plan

In December 2004, the Board approved the 2005 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan), which becomes effective on the closing date (February 7, 2005) of the registration statement filed in connection with the Company’s IPO (Note 9).

The Directors’ Plan provides for the automatic grant of non-statutory options to purchase shares of common stock to non-employee directors.  An aggregate of 420,000 shares of common stock have been reserved for future issuance under the Directors’ Plan.  This amount will be increased annually on the first day of the Company’s fiscal year, from 2005 to 2013, by 90,000 shares of common stock.

Employee Stock Purchase Plan

In December 2004, the Board approved the 2005 Employee Stock Purchase Plan (the Purchase Plan) which becomes effective on the closing date (February 7, 2005) of the registration statement filed in connection with the Company’s IPO (Note 9).

Under the Purchase Plan, the Company may issue up to 300,000 shares of common stock to eligible employees who elect to participate in the plan.  This amount will be increased annually on the first day of the Company’s fiscal year, from 2005 to 2013.  Employees participating in the Purchase Plan will obtain the right to purchase shares of common stock at the lower of 85% of the common stock closing price on the first day of the offering period or 85% of the common stock closing price on the purchase date.  The initial offering period commenced upon the closing date (February 7, 2005) and will be approximately 24 months in duration, with purchase dates occurring every six months. Subsequent offering periods will be up to 27 months in duration.

Warrants

In March 2001, in conjunction with its line of credit agreement, the Company issued a warrant to purchase up to an aggregate of 7,710 shares of the Company’s Series A Preferred Stock at an exercise price of approximately $5.19 per share. The warrant is exercisable through the later of March 15, 2008 or five years after the Company’s initial public offering. The Company determined the fair value of the warrant on the grant date, using the Black-Scholes pricing model, of $22,400, which is recorded as a debt discount and is being amortized over the term of the line of credit. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.3%; dividend yield of 0%; expected volatility of 60%; and an expected life of five years. Amortization of approximately $500, $4,900, $9,100 and $22,400 was recorded as interest expense during the years ended December 31, 2004, 2003 and 2002, and for the period from January 21, 2000 (inception) to December 31, 2004, respectively. As of December 31, 2004, the warrant remained outstanding.

Favrille, Inc.

Notes to Financial Statements (continued)

In March 2003, in conjunction with its loan and security agreement, the Company issued warrants to purchase up to an aggregate of approximately 22,121 shares of the Company’s Series B Preferred Stock at an exercise price of approximately $6.33 per share. The warrants are exercisable through March 20, 2010. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $83,796, which is recorded as a debt discount and is being amortized over the term of the loan and security agreement. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 3.0%; dividend yield of 0%; expected volatility of 70%; and an expected life of five years. Amortization of approximately $35,000, $32,000 and $67,000 was recorded as interest expense during the years ended December 31, 2004 and 2003, and for the period from January 21, 2000 (inception) to December 31, 2004, respectively. As of December 31, 2004, the warrants remained outstanding.

In April 2003, in conjunction with the execution of a consulting agreement with one of the Company’s investors, the Company issued a warrant for the purchase of up to 19,277 shares of the Company’s common stock at an exercise price of approximately $0.63 per share. The warrant expires upon the earlier of seven years or (i) an initial public offering of securities registered under the Act, (ii) a sale of all or substantially all of the assets of the Company or (iii) another termination event as defined in the warrant agreement. During the term of the consulting agreement, 50% of the shares vest subject to the consultant providing the Company with a qualifying transaction, an agreement with one or more corporate partners under which the Company is entitled to a minimum of $10.0 million that the Company can properly recognize as “Revenue”, determined in accordance with generally accepted accounting principles, over the first three-year period following the effective date of such agreement. The remaining 50% of the shares vests at the sole and exclusive discretion of the Board. As of December 31, 2003, no vesting had occurred and no expense has been recorded in the financial statements. In March 2004, the Board exercised its discretion and vested 50% of the warrant. The Company determined the fair value of the warrant on the vesting date, using the Black-Scholes pricing model, of $63,072, which is recorded as consulting expense in the accompanying statements of operations. The assumptions used in determining the fair value of the warrant were a risk free interest rate of 1.19%; a dividend yield of 0%; expected volatility of 70%; and an expected life of one year. In March 2004, the warrant was exercised with respect to the vested shares. As of December 31, 2004, a warrant to purchase 9,638 shares remained outstanding.

In August 2004, in conjunction with a loan and security agreement, the Company issued a warrant to purchase up to an aggregate of approximately 6,984 shares of the Company’s Series C Preferred Stock, convertible into an aggregate of 7,588 shares of common stock, at an exercise price of approximately $6.59 per share. The warrant expired upon the closing of the Company’s IPO (Note 9). The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $35,870, which is recorded as a debt discount and is being amortized over the term of the loan and security agreement. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 3.43%; dividend yield of 0%; expected volatility of 70%; and an expected life of eight years. Amortization of approximately $7,000 was recorded as interest expense during the year ended December 31, 2004, and for the period from January 21, 2000 (inception) to December 31, 2004. As of December 31, 2004, the warrant remained outstanding.

The weighted-average exercise price of warrants outstanding as of December 31, 2004, 2003 and 2002 was approximately $5.02, $3.91 and $5.19, respectively. The weighted-average fair value of warrants granted during 2004, 2003, 2002 and for the period from January 31, 2000 (inception) to December 31, 2004 was $5.14, $3.79, $0 and $3.02, respectively. The weighted-average remaining contractual life of the warrants outstanding at December 31, 2004 and 2003 was 5.29 years and 5.71 years, respectively.

Favrille, Inc.

Notes to Financial Statements (continued)

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at December 31, (in thousands):

	2004	2003
Conversion of Series A preferred stock	1,156	1,156
Conversion of Series B preferred stock	2,667	2,667
Conversion of Series B-2 preferred stock	1,682	1,682
Conversion of Series C redeemable preferred stock	6,672	—
Warrants for the purchase of Series A preferred stock	8	8
Warrants for the purchase of Series B preferred stock	22	22
Warrants for the purchase of Series C redeemable preferred stock	7	—
Warrant for the purchase of common stock	10	19
Common stock options
Granted and outstanding	959	469
Reserved for future issuance	683	399
	13,866	6,422

6. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are shown below. A valuation allowance of $21.2 million and $11.1 million as of December 31, 2004 and 2003 has been recognized to offset the net deferred tax assets as realization of such net assets has not met “the more likely than not” threshold required under SFAS No. 109.

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$19,333	$9,997
Tax credits	1,878	1,058
Deferred rent	323	80
Deferred compensation	212	131
Other	6	53
Total deferred tax assets	21,752	11,319
Valuation allowance for deferred tax assets	(21,165)	(11,066)
Net deferred tax assets	587	253
Deferred tax liabilities:
Depreciation and amortization	(587)	(253)
Net deferred taxes	$—	$—

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31,
	2004	2003	2002
	(in thousands)
Tax at federal statutory rate	$(9,113)	$(4,639)	$(2,521)
State, net of federal benefit	(1,327)	(735)	(414)
Tax credits	(800)	(522)	(324)
Change in valuation allowance	10,100	5,663	3,164
Permanent differences – Stock based compensation	883	55	4
Permanent differences – Other	242	120	—
Other	15	58	91
Provision for income taxes	$—	$—	$—

Favrille, Inc.

Notes to Financial Statements (continued)

At December 31, 2004, 2003 and 2002, the Company had federal tax net operating loss carryforwards of approximately $47.5 million, $24.5 million and $12.0 million, respectively. At December 31, 2004, 2003 and 2002, the Company had California tax net operating loss carryforwards of approximately $47.3 million, $24.5 million and $11.9 million, respectively. The federal and California tax loss carryforwards will begin expiring in 2020 and 2012, respectively, unless previously utilized. At December 31, 2004, the Company also had federal and California research and development tax credit carryforwards totaling approximately $1.3 million and $817,000, respectively. The federal research and development tax credit carryforward will begin expiring in 2020 unless previously utilized. At December 31, 2004, the Company had a California manufacturer’s investment credit carryforward of approximately $140,000.

Internal Revenue Code § 382 and § 383 limit the availability of income tax net operating losses and tax credit carryforwards that arise prior to certain cumulative changes in a corporation’s ownership resulting in change of control of the Company should such changes in ownership occur. Pursuant to Internal Revenue Code § 382 and § 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

7. Related Party Transactions

In September 2000, the Company entered into a lease agreement with a non-profit organization with which the Company shares a common director. The related rent expense was $124,000, $476,000, $456,000 and $1.6 million for the years ended December 31, 2004, 2003, 2002, and for the period from January 21, 2000 (inception) to December 31, 2004, respectively. The lease agreement expired on March 31, 2004.

In February 2001 and April 2003, the Company entered into consulting agreements with one of its directors (the Director). Under the terms of the consulting agreements the Director would provide agreed upon services to the Company and receive compensation based upon an hourly rate. The initial term of the consulting agreements are one year but the agreements automatically renew in one year increments unless otherwise terminated by the parties. The Director is no longer providing services under the February 2001 agreement. For the years ended December 31, 2004, 2003 and 2002, and the period from January 21, 2000 (inception) to December 30, 2004, the Director received compensation of approximately $7,000, $12,000, $0 and $55,000, respectively.

In March 2003, the Company entered into a consulting agreement with one of its major investors (the Investor). The Investor designated a consultant to provide certain administrative, business and technical support to the Company. Compensation under the agreement included a fee of $8,500 per month to be paid to the Investor for performance of services provided by the consultant. In addition, a warrant for the purchase of up to 19,277 shares of the Company’s common stock was issued to the consultant (Note 5). The term of the consulting agreement is one year, unless terminated earlier under the provisions provided therein. For the years ended December 31, 2004, 2003, and the period from January 21, 2000 (inception) to December 31, 2004, the Company paid the Investor approximately $150,000, $93,000 and $243,000 respectively, including reimbursement of ordinary business expenses.

Favrille, Inc.

Notes to Financial Statements (continued)

8. Quarterly Financial Data (unaudited)

The following table summarizes certain of the Company’s operating results by quarter for 2004 and 2003:

	2004
	First	Second	Third	Fourth	Total
Net loss:	$(5,174)	$(5,963)	$(7,294)	$(7,605)	$(26,036)
Deemed Dividend	(16,156)	(11,947)	—	—	(28,103)
Accretion of Series C redeemable convertible preferred stock issuance costs (a):	—	(16)	(17)	(17)	(51)
Net loss applicable to common stockholders (a):	$(21,330)	$(17,926)	$(7,311)	$(7,622)	$(54,190)

Loss per share excluding deemed dividend (a):	$(5.86)	$(5.69)	$(6.63)	$(6.46)	$(24.73)
Loss per share applicable to deemed dividend (a):	(18.29)	(11.40)	—	—	(26.70)
Accretion of Series C redeemable convertible preferred stock issuance costs	—	(0.02)	(0.01)	(0.02)	(0.05)
Net loss per share applicable to common stockholders (a):	$(24.15)	$(17.11)	$(6.64)	$(6.48)	$(51.48)

	2003
	First	Second	Third	Fourth	Total
Net loss applicable to common stockholders (a):	$(2,682)	$(2,878)	$(3,505)	$(4,189)	$(13,255)
Net loss per share applicable to common stockholders (a):	$(3.71)	$(3.74)	$(4.45)	$(4.97)	$(16.97)

(a)  The sum of the four quarters will not agree to the year total due to rounding within a quarter.

9. Subsequent Events

Initial Public Offering

In February 2005 the Company sold 6,000,000 shares of its common stock in an underwritten initial public offering, raising proceeds of approximately $39.1 million, net of the underwriters’ commission. As a result of the initial public offering, all outstanding shares of Preferred Stock converted to 12,177,344 shares of common stock as of that date.  In March 2005, the underwriters exercised their right to purchase 285,000 shares of the over allotment resulting in proceeds of approximately $1.8 million, net of the underwriters’ commission.

Index to Exhibits

15.  (b) The following exhibits are filed as part of, or incorporated into, the 2004 Favrille, Inc. Annual Report on Form 10-K:

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of Registrant.(2)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

10.1	Form of Indemnity Agreement for Registrant’s directors and officers.(1)(2)

10.2	Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder.(1)(2)

10.3	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder.(1)(2)

10.4	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.(1)(2)

10.5	Employment Agreement dated January 6, 2005 between the Registrant and John P. Longenecker, Ph.D.(1)(2)

10.6	Office Lease dated January 31, 2003 between the Registrant and Kilroy Realty, L.P.(1)

10.7	First Amendment to Lease dated July 7, 2004 between the Registrant and Kilroy Realty, L.P.(1)

10.8	Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(1)

10.9	Loan and Security Agreement No. 24-0117 dated March 20, 2003 among the Registrant, Heller Financial Leasing, Inc. and Lighthouse Capital Partners IV, L.P.(1)

10.10	Supply Agreement made on November 12, 2004 between the Registrant and Biosyn Arzneimittel GmbH.(1)(3)

10.11	Employment Agreement dated January 6, 2005 between the Registrant and Tamara A. Seymour.(1)(2)

10.12	Employment Agreement dated January 6, 2005 between the Registrant and Daniel P. Gold, Ph.D.(1)(2)

10.13	Employment Agreement dated January 6, 2005 between the Registrant and Alice Wei.(1)(2)

10.14	Employment Agreement dated January 6, 2005 between the Registrant and John F. Bender, Pharm.D.(1)(2)

10.15	Employment Agreement dated January 6, 2005 between the Registrant and Richard Murawski.(1)(2)

10.16	Employment Agreement dated January 6, 2005 between the Registrant and John G. Gutheil, M.D.(1)(2)

10.17	Form of Employment Agreement between the Registrant and its executive officers.(1)(2)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page of this report.

31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1

Certification by the Chief Executive Officer and the Chief Financial Officer of Favrille, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

(1)            Previously filed as an Exhibit to Favrille, Inc.’s Registration Statement on Form S-1 (No. 333-114299), as amended (the “Registration Statement”), and incorporated by reference herein.

(2)            Indicates management contract or compensatory plan.

(3)            Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAVRILLE, INC.

By:	/s/ JOHN P. LONGENECKER, PH.D.
John P. Longenecker President and Chief Executive Officer

Dated: March 29, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John P. Longenecker, Ph.D. and Tamara Seymour, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. LONGENECKER, PH.D.	President, Chief Executive Officer and	March 29, 2005
John P. Longenecker	Director (Principal Executive Officer)

/s/ TAMARA SEYMOUR	Chief Financial Officer	March 29, 2005
Tamara Seymour	(Principal Financial and Accounting Officer)

/s/ CAM L. GARNER	Director	March 29, 2005
Cam L. Garner

/s/ MICHAEL L. EAGLE	Director	March 29, 2005
Michael L. Eagle

/s/ ANTONIO J. GRILLO-LOPEZ, M.D.	Director	March 29, 2005
Antonio J. Grillo-Lopez

/s/ PETER BARTON HUTT	Director	March 29, 2005
Peter Barton Hutt

/s/ DOUGLAS E. KELLY, M.D.	Director	March 29, 2005
Douglas E. Kelly, M.D.

/s/ FRED MIDDLETON	Director	March 29, 2005
Fred Middleton

/s/ ARDA MINOCHERHOMJEE, PH.D.	Director	March 29, 2005
Arda Minocherhomjee, Ph.D.

/s/ WAYNE I. ROE	Director	March 30, 2005
Wayne I. Roe

/s/ IVOR ROYSTON, M.D.	Director	March 29, 2005
Ivor Royston, M.D.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of Registrant.(2)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

10.1	Form of Indemnity Agreement for Registrant’s directors and officers.(1)(2)

10.2	Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder.(1)(2)

10.3	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder.(1)(2)

10.4	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.(1)(2)

10.5	Employment Agreement dated January 6, 2005 between the Registrant and John P. Longenecker, Ph.D.(1)(2)

10.6	Office Lease dated January 31, 2003 between the Registrant and Kilroy Realty, L.P.(1)

10.7	First Amendment to Lease dated July 7, 2004 between the Registrant and Kilroy Realty, L.P.(1)

10.8	Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(1)

10.9	Loan and Security Agreement No. 24-0117 dated March 20, 2003 among the Registrant, Heller Financial Leasing, Inc. and Lighthouse Capital Partners IV, L.P.(1)

10.10	Supply Agreement made on November 12, 2004 between the Registrant and Biosyn Arzneimittel GmbH.(1)(3)

10.11	Employment Agreement dated January 6, 2005 between the Registrant and Tamara A. Seymour.(1)(2)

10.12	Employment Agreement dated January 6, 2005 between the Registrant and Daniel P. Gold, Ph.D.(1)(2)

10.13	Employment Agreement dated January 6, 2005 between the Registrant and Alice Wei.(1)(2)

10.14	Employment Agreement dated January 6, 2005 between the Registrant and John F. Bender, Pharm.D.(1)(2)

10.15	Employment Agreement dated January 6, 2005 between the Registrant and Richard Murawski.(1)(2)

10.16	Employment Agreement dated January 6, 2005 between the Registrant and John G. Gutheil, M.D.(1)(2)

10.17	Form of Employment Agreement between the Registrant and its executive officers.(1)(2)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page of this report.

31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1

Certification by the Chief Executive Officer and the Chief Financial Officer of Favrille, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

(1)            Previously filed as an Exhibit to Favrille, Inc.’s Registration Statement on Form S-1 (No. 333-114299), as amended (the “Registration Statement”), and incorporated by reference herein.

(2)            Indicates management contract or compensatory plan.

(3)            Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.