Form 10-Q
period 2005-03-31
FAVRILLE INC
filed 2005-05-13
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-29357

Favrille, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	33-0892797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10421 Pacific Center Court, Suite 150
San Diego, CA 92121

(Address of Principal Executive Offices, including Zip Code)

(858) 526-8000

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                        YES ☐    NO ☒

The number of shares of the Registrant’s common stock outstanding as of April 24, 2005 was 20,300,335.

FAVRILLE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2005
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Balance Sheet as of March 31, 2005 (Unaudited) and December 31, 2004	3
	Statement of Operations (Unaudited) for the three months ended March 31, 2005 and 2004 and the period from January 21, 2000 (inception) to March 31, 2005 (Unaudited)	4
	Statement of Cash Flows (Unaudited) for the three months ended March 31, 2005 and 2004 and the period from January 21, 2000 (inception) to March 31, 2005 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	34
Item 1.	Legal Proceedings	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 5.	Other Information	35
Item 6.	Exhibits	35

SIGNATURES		37

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,854	$25,065
Short-term investments	5,035	1,493
Receivable from employees	6	4
Receivable, other	52	15
Prepaid expenses and other current assets	865	694
Total current assets	59,812	27,271
Property and equipment, net	9,210	9,435
Restricted cash	1,606	1,606
Other assets	638	818
Total assets	$71,266	$39,130
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$3,410	$2,603
Current portion of debt	2,578	2,492
Total current liabilities	5,988	5,095
Debt, less current portion	3,577	4,224
Deferred rent	929	793
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares, none at March 31, 2005 and 6,286,014 at December 31, 2004;
Issued and outstanding shares— none at March 31, 2005 and 6,140,188 at December 31, 2004	—	43,672
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value 5,000,000 shares authorized at March 31, 2005 and none at December 31, 2004; no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Convertible preferred stock, $0.001 par value:
Authorized shares, none at March 31, 2005 and 7,013,387 at December 31, 2004;
Issued and outstanding shares—none at March 31, 2003 and 5,505,330 at December 31, 2004	—	6
Common stock, $0.001 par value:
Authorized shares, 75,000,000 at March 31, 2005 and 15,402,410 at December 31, 2004;
Issued and outstanding shares— 20,300,335 at March 31, 2005 and 1,838,714 at December 31, 2004	20	2
Additional paid-in capital	156,664	73,324
Deferred stock-based compensation	(7,884)	(8,386)
Note receivable from stockholder	(96)	(96)
Accumulated other comprehensive loss	(19)	(2)
Deficit accumulated during the development stage	(87,913)	(79,502)
Total stockholders’ equity (deficit)	60,772	(14,654)
Total liabilities and stockholders’ equity (deficit)	$71,266	$39,130

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

Unaudited

	Three Months ended March 31,		Period from January 21, 2000 (inception) to March 31,
	2005	2004	2005
Operating expenses:
Research and development	$6,461	$3,728	$44,415
General and administrative	1,284	984	11,740
Amortization of stock-based compensation:
Research and development	367	147	1,677
General and administrative	380	124	1,641
Total operating expenses	8,492	4,983	59,473
Interest income	296	15	1,213
Interest expense	(208)	(206)	(1,512)
Other income	(1)	—	19
Total other income (expense), net	87	(191)	(280)
Net loss	(8,405)	(5,174)	(59,753)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	(16,156)	(28,103)
Accretion of Series C redeemable convertible preferred stock issuance costs	(6)	—	(57)
Net loss applicable to common stockholders	$(8,411)	$(21,330)	$(87,913)
Historical net loss per share:
Basic and diluted	$(0.69)	$(24.15)
Weighted-average shares—basic and diluted	12,179,740	883,540

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

Unaudited

	Three Months ended March 31,		Period from January 21, 2000 (inception) to March 31,
	2005	2004	2005
Operating activities
Net loss	$(8,405)	$(5,174)	$(59,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438	278	2,960
Issuance of options and warrant related to consulting agreements	—	169	186
Stock-based compensation	747	271	3,336
Non-cash interest expense	15	17	155
Issuance of restricted common stock for license	—	—	24
Deferred rent	136	148	929
Amortization of premium/discount on short-term investments	1	—	—
Accrued interest on short-term investments	(37)	—	(52)
Unrealized loss on cash and cash equivalents	1	—	—
Changes in operating assets and liabilities:
Receivables	(2)	(2)	(6)
Prepaid expenses and other assets	5	93	(1,233)
Accounts payable and accrued liabilities	807	136	3,410
Net cash used in operating activities	(6,294)	(4,064)	(50,044)
Investing activities
Purchases of property and equipment	(209)	(1,745)	(12,150)
Purchases of short-term investments	(3,561)	—	(5,054)
Receivable, other	—	239	—
Other assets	—	—	(70)
Restricted cash	—	—	(1,710)
Sale of restricted cash	—	8	104
Net cash used in investing activities	(3,770)	(1,498)	(18,880)
Financing activities
Proceeds from debt	—	1,688	10,107
Payments on debt	(603)	(529)	(4,188)
Issuance of preferred stock, net	—	24,990	76,144
Deferred IPO issuances costs, net	—	(22)	—
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock	39,457	406	40,095
Repurchase of restricted common stock	(1)	—	(30)
Net cash provided by financing activities	38,853	26,533	122,778
Net increase (decrease) in cash and cash equivalents	28,789	20,971	53,854
Cash and cash equivalents at beginning of period	25,065	5,610	—
Cash and cash equivalents at end of period	$53,854	$26,581	$53,854

Supplemental schedule of noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$43,678	$—	$43,678

See accompanying notes.

FAVRILLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005
UNAUDITED

1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

Favrille has two stock-based employee and non-employee director compensation plans that are described more fully in Note 5 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Favrille accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. As of March 31, 2005, no grants had been made from the non-employee director plan. With respect to certain options granted during the three month periods ended March 31, 2005 and 2004, the Company has recorded deferred compensation of approximately $246,000 and $9.4 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Company’s Board of Directors (“Board”) and the deemed fair value per share solely for financial reporting purposes. Deferred stock-based compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123, Accounting for Stock-Based Compensation which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB Opinion No. 25. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123. The Company adopted the disclosure requirements of SFAS No. 148 effective December 31, 2003.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2005 and 2004: weighted-average risk-free interest rates of 4.27% and 2.76%, respectively, dividend yields of 0%, expected volatility of 70%, and a weighted-average expected life of four years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options.

The following table illustrates the effect on net loss and net loss per share if Favrille had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months ended March 31,
	2005	2004
	(in thousands, except per share data)
Net loss applicable to common stockholders as reported:	$(8,411)	$(21,330)
Add: Stock-based employee compensation expense included in net loss	747	271
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(728)	(595)
Pro forma net loss applicable to common stockholder	$(8,392)	$(21,654)
Net loss per share:
As reported—Basic and Diluted	$(0.69)	$(24.15)
Pro forma—Basic and Diluted	$(0.69)	$(24.51)

Net Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, and Staff Accounting Bulletin (SAB) No. 98. Basic loss per share is calculated using the weighted average number of common shares outstanding during each period, without consideration for common stock equivalents. Diluted loss per share includes the dilutive effect of common equivalent shares outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Pro forma net loss per share has been calculated as described above. The pro forma shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase, and include the assumed automatic conversion of all outstanding shares of preferred stock that automatically converted into shares of common stock upon the closing of our initial public offering  (“IPO”), in February 2005, using the as-if converted method as of January 1, 2004 or the date of issuance, if later.

	Three Months ended March 31,
	2005	2004
	(in thousands, except per share data)
Historical:
Numerator:
Net loss	$(8,405)	$(5,174)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	(16,156)
Accretion of Series C redeemable convertible stock issuance costs	(6)	—
Net loss applicable to common stockholders	$(8,411)	$(21,330)
Denominator:
Weighted-average common shares	12,750,694	1,065,572
Weighted-average unvested common shares subject to repurchase	(570,954)	(182,032)
Denominator for basic and diluted earnings per share	12,179,740	883,540

Basic and diluted net loss per share	$(0.69)	$(24.15)
Pro forma:
Net loss applicable to common stockholders	$(8,411)	$(21,330)

Pro forma basic and diluted net loss per share	$(0.49)	$(3.24)

Shares used above	12,179,740	883,540
Pro forma adjustments to reflect weighted-average affect of conversion of preferred stock	5,006,241	5,699,281
Pro forma shares used to compute basic and diluted net loss per share	17,185,981	6,582,821

	As of March 31,
	2005	2004
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Redeemable convertible preferred stock	—	3,529,928
Convertible preferred stock	—	5,505,330
Stock warrants	29,831	39,469
Options to purchase common stock	1,459,770	1,035,425
Common stock subject to repurchase	526,042	619,654
	2,015,643	10,729,806

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. Under previous practice, the reporting entity could account for share-based payment under the provisions of APB Opinion No. 25 and disclose share-based compensation as accounted for under the provisions of SFAS No. 123. Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R in January 2006. The Company cannot estimate what those amounts will be in the future, because they depend on, among other things, when employees exercise stock options. Application of this pronouncement requires significant judgment regarding the inputs to an option-pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. The Company is currently considering the modified prospective method of transition, effective January 1, 2006.

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended March 31,
	2005	2004

Net loss	$(8,405)	$(5,174)
Change in unrealized loss on short-term investments	(17)	—
Comprehensive loss	$(8,422)	$(5,174)

Accumulated other comprehensive loss totaled $19,000 and $2,000 at March 31, 2005 and December 31, 2004, respectively, and was attributed to unrealized losses on short-term investments.

3.  Stockholders’ Equity

Initial Public Offering

On February 7, 2005, the Company completed an initial closing of its IPO in which it sold 6,000,000 shares of common stock for proceeds of $37.7 million, net of underwriting discounts and commissions and $1.4 million of offering expenses. In addition, on March 7, 2005, the Company completed an additional closing of its IPO in which it sold an additional 285,000 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in proceeds of $1.8 million, net of underwriting discounts and commissions.

Authorized Capital Stock

On February 7, 2005, the Company filed an amended and restated certificate of incorporation to provide for authorized capital stock of 75,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

Convertible Preferred Stock

Effective immediately prior to the initial closing of the IPO in February 2005, shares of Series A, B, B-2 and C convertible preferred stock then outstanding were converted into an aggregate of 12,177,344 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words “anticipate”, “expect”, “believe”, “plan”, “intend”, and similar expressions are intended to identify such statements. Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption “Factors That May Affect Future Operating Results” beginning on page 14 and throughout our Annual Report on Form 10-K  for the year ended December 31, 2004. Actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We believe FavId may be effective in treating other types of B-cell NHL. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2005. One of these clinical trials will be conducted under a separate physician-sponsored Investigational New Drug Application (“IND”) in the United States. A second of these will be conducted as a physician-sponsored clinical trial in Switzerland. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology will enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases, with an initial focus on multiple sclerosis. We are currently developing a second product candidate, FAV-201, for the treatment of T-cell lymphoma and intend to initiate a Phase 1 / 2 clinical trial evaluating the safety and preliminary efficacy of FAV-201 in the second half of 2005. We have retained exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of March 31, 2005, we had not generated any revenues, and we had financed our operations and internal growth through private placements of our preferred stock, equipment and leasehold debt financings and the sale of common stock in our initial public offering (“IPO”) in February 2005. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2005, our accumulated deficit was approximately $87.9 million. We expect to incur substantial and increasing losses for the next several years as we:

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

From inception through March 31, 2005, we incurred costs of approximately $44.4 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application (“BLA”) for FavId will be an additional $75 million. We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, primarily multiple sclerosis.

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

General and Administrative Expense. General and administrative expenses consist primarily of compensation and other expenses related to our corporate administrative employees, legal fees and other professional services expenses. As a result of completing our IPO, we anticipate increases in general and administrative expenses as we add personnel, become subject to reporting obligations applicable to publicly-held companies and continue to develop and prepare for commercialization of our product candidates.

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

Deferred Tax Asset Valuation Allowance.    Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2005 and 2004, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

Deferred Stock-Based Compensation.    In connection with the grant of stock options during the three month periods ended March 31, 2005 and 2004, we recorded approximately $246,000 and $7.9 million in net deferred stock-based compensation within stockholders’ equity, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to our IPO of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including the prices obtained in private placement transactions of other equity securities, and as a result the amount of the compensatory charge is not based on an objective measure such as the trading price of the common stock since there was no public market for our common stock prior to February 2, 2005. As of March 31, 2005, we had an aggregate of $7.9 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: an additional $2.1 million in 2005; $2.8 million in 2006; $2.4 million in 2007; and $584,000 in 2008. We are amortizing the deferred compensation on a straight-line basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 to 2004

Research and Development.    Research and development expense increased from approximately $3.7 million for the three months ended March 31, 2004 to $6.4 million for the three months ended March 31, 2005. The increase of $2.7 million, or 73%, was due primarily to an increase of $1.0 million associated with raw materials and supplies for the manufacture of FavId for our Phase 3 clinical trial; an increase of $700,000 associated with an increase in personnel from 67 full-time equivalent employees to 99 full-time equivalent employees to support our Phase 3 clinical trial; and an increase of approximately $700,000 in expenses associated with participating clinical sites and other third party vendors supporting the Phase 3 clinical trial.

General and Administrative.    General and administrative expense increased from approximately $1.0 million for the three months ended March 31, 2004 to $1.3 million for the three months ended March 31, 2005. The increase of $300,000, or 30%, was primarily due to an increase of $200,000 associated with an increase in personnel from 10 full-time equivalent employees to 15 full-time equivalent employees and an increase in Directors & Officers Liability insurance premiums and board of director’s fees of $100,000 incurred subsequent to our IPO.

Amortization of Stock-Based Compensation.    We recorded net deferred stock-based compensation of $246,000 and $7.9 million for the periods ended March 31, 2005 and 2004, respectively. We recorded these amounts as components of stockholders’ equity and are amortizing the amounts, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of stock-based compensation of approximately $747,000 and $271,000 for the three month periods ended March 31, 2005 and 2004, respectively. We anticipate recording additional amortization of deferred stock-based compensation related to employee stock option grants of approximately $2.1 million, $2.8 million, $2.4 million and $584,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

Interest Income.  Interest income increased from approximately $15,000 for the three months ended March 31, 2004 to $296,000 for the three months ended March 31, 2005. The increase of $281,000, or 1873%, was primarily a result of interest income attributable to the $43.6 million in net proceeds received from the sale of our Series C preferred stock in March and April 2004 and the net proceeds of $39.5 million from our IPO in February 2005.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As March 31, 2005, we had received proceeds from the sale of preferred stock of approximately $76.8 million, net of stock offering costs of approximately $686,000 and proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions and approximately $1.4 million of offering costs. As of March 31, 2005, we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $10.1 million, of which $6.2 million was outstanding at that date. These obligations are secured by certain purchased equipment and leasehold improvements and are due in monthly installments through June 2008. They bear interest at effective rates ranging from approximately 5.18% to 21.67% and include terminal payments at the end of certain of the loans ranging from 7.50% to 12.75%. The debt agreements subject us to certain non-financial covenants. As of March 31, 2005, we were in compliance with the terms of the debt agreements.

Cash Flows

As of March 31, 2005, cash and cash equivalents totaled approximately $53.9 million as compared to $26.6 million at March 31, 2004, an increase of approximately $27.3 million. The increase resulted primarily from proceeds of $39.5 million, net of underwriters’ discounts and commissions and approximately $1.4 million of offering costs, from the sale of 6.3 million shares of common stock in our IPO during the first quarter of 2005, and the proceeds of approximately $18.7 million from the sale of Series C preferred stock in April 2004, partially offset by cash used in operations.

Net cash used in operating activities was approximately $6.3 million for the quarter ended March 31, 2005 reflecting the net loss occurring for this period of $8.4 million, offset primarily by non-cash charges for depreciation and amortization of $438,000, stock-based compensation of $747,000 and deferred rent of $136,000 and an increase in accounts payable and accrued liabilities of $807,000. Net cash used in investing activities for the quarter ended March 31, 2005 totaled $3.8 million reflecting primarily the purchase of $3.6 million in short-term investments. Net cash provided by financing activities for the quarter ended March 31, 2005 totaled $38.9 million, reflecting primarily the net proceeds of $39.5 million from the sale of common stock offset by $603,000 in principal payments on the debt.

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

• the cost of expansion of our current facility for commercial production or the construction of a large separate commercial-scale production facility; and

• the success of the commercialization of FavId.

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

As of March 31, 2005, we do not believe that we have invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

We have received a Special Protocol Assessment, or SPA, from the FDA for our recently-initiated Phase 3 clinical trial. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. We have proposed a modification to the SPA which requires prior FDA approval before we can implement it.  In addition, despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our recently-initiated Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

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

We are a development stage company with a limited operating history. We have financed our operations through private placements of preferred stock, an initial public offering of our common stock, and equipment and leasehold debt financing. We have incurred losses in each year since our inception in 2000. Net losses were $8.4 million for the three months ended March 31, 2005, $5.2 million for the three months ended March 31, 2004, $26.0 million for the year ended December 31, 2004, $13.3 million in 2003, $7.2 million in 2002, $3.8 million in 2001 and $1.0 million in 2000. As of March 31, 2005, we had an accumulated deficit of $87.9 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs and, to a lesser extent, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to meet our projected operating requirements through fiscal 2006. We will need to raise additional funds in order to commercialize FavId, including the completion of the construction and qualification of a commercial scale manufacturing facility. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Factors that May Affect Future Operating Results” section of this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future capital requirements or the adequacy of our available funds will depend on many factors, including, but not limited to:

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

• effects of competing technological and market developments;.

• the cost of expansion of our current facility for commercial production or the construction of a large separate commercial-scale production facility; and

• the success of the commercialization of FavId.

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

Stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of an option grant or stock issuance and the option exercise price or price paid for the stock. Stock-based compensation is amortized over the vesting period of the option or issuance. As of March 31, 2005, deferred stock-based compensation related to option grants to our employees and non-employee directors totaled $7.9 million, which is being amortized to expense on a straight-line basis as the options or stock are earned, generally over a period of four years. Options granted to consultants, if any, for compensation purposes, must be remeasured at each reporting date during the vesting period. The remeasurement and the corresponding effect on the related expense may result in an increase in net losses for a given period.

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

Before we can obtain marketing approval for or commercially distribute FavId, we must have a commercial-scale facility for the manufacture of FavId.  In addition, the FDA and the California Department of Health Services must find our manufacturing facility and process satisfactory.

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

We manufacture FavId for our recently-initiated Phase 3 and for the planned and ongoing Phase 1/2 clinical trials at our facility in San Diego. We currently lease approximately 63,000 square feet of space in one facility in San Diego, California under long-term lease agreements.  This space is used for our corporate headquarters and manufacturing and laboratory facilities.  Our manufacturing facility consists of approximately 26,000 square feet of space in the facility. Our manufacturing facility is subject to the licensing requirements of the California Department of Health Services. Our facility was inspected and licensed by the California Department of Health Services. Our facility is subject to re-inspection at any time. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the California Department of Health Services would disrupt our manufacturing processes and prevent us from supplying FavId to patients. If an inspection by the California Department of Health Services indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

We will need to either expand and qualify our current facility or construct and qualify a commercial scale manufacturing facility in order to commercialize FavId or any other product candidates that we may develop. We have an option to lease the remaining 17,000 square feet of available space in the same facility. We believe the expanded facility could be used to manufacture FavId for initial commercial launch. We are currently exploring expansion into the additional space and increase our manufacturing capacity to meet initial commercial requirements for FavId if it is approved. We cannot be assured that we would be able to meet commercial demand for FavId in this facility.  Additionally, we may require a larger production facility to meet the demand for FavId if it is approved.  We would need to raise additional debt or equity capital to finance either facility.  Such financing may not be available or, if available, may not be obtained on terms favorable to us or our stockholders.

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

We currently rely on the availability and condition of our manufacturing facility in San Diego to manufacture FavId. We lease the property where this facility is located under a lease agreement that expires August 31, 2018, but may be extended at our option for two additional five-year periods. After that time, we may not be able to negotiate a new lease for our facility. If the facility or our equipment in the facility is damaged or destroyed, we will not be able to quickly or inexpensively replace our manufacturing capacity. This would significantly affect our ability to complete clinical trials of, and to manufacture and commercialize, FavId, or any other product candidates that we may develop.

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

We are aware of a number of companies that are developing active immunotherapies to treat B-cell NHL. Genitope Corporation is evaluating its idiotype immunotherapy product candidate in a Phase 3 clinical trial in patients with follicular B-cell NHL who are in remission following prior treatment with chemotherapy. Antigenics, Inc. completed a Phase 2 clinical trial evaluating its active immunotherapy candidate in indolent NHL patients. The NCI is also conducting a Phase 3 clinical trial of an active idiotype immunotherapy in collaboration with Accentia Biopharmaceuticals.

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

The most recent advances in the treatment of B-cell NHL have involved the combination of existing products and changes to approved schedules and doses, particularly for Rituxan. Numerous clinical trials reported in recent years have indicated that additional doses of Rituxan and maintenance dosing of Rituxan can improve the time to disease progression (“TTP”) in patients who respond to therapy. Combination therapies involving chemotherapeutic or immunostimulatory drugs in combination with Rituxan at various doses and schedules may provide patients with an increase in TTP over that expected with Rituxan alone. Accordingly, we may face competition as a result of developments in this area.

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

As of March 31, 2005, we had 114 full-time equivalent employees. Of these, 99 employees were in research and development comprised of 67 in manufacturing, quality control and quality assurance, 27 in research and process development, and five members of senior management.  Of the remaining employees, two were members of senior management and 13 were in administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth will impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we will need to:

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

Our business and competitive positions are dependent upon our ability to protect our proprietary technology. Our success will depend in large part on our ability to obtain and maintain patent protection for our product and technologies, preserve trade secrets and operate without infringing the intellectual property right of others. Because of the substantial length of time and expense associated with development of new products, we, along with the rest of the biopharmaceutical industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal and factual questions. Our patent applications may not protect our technologies and products because, among other things:

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

We also have 21 patent applications pending outside of the United States. Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the United States. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

Although we believe our patent applications, if they issue as patents, will provide a competitive advantage, we may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect our technology. In addition, any patents or patent rights we obtain may be circumvented, challenged or invalidated by our competitors.

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

While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided by 35 U.S.C. §271(e), and that our subsequent manufacture of our commercial products will also not require the license of any of these patents, claims may be brought against us in the future based on these or other patents held by others. As our product candidates progress toward commercialization, competitors or other parties may assert that we infringe on their patents or proprietary rights.

In particular, we are aware of the following third party patents:

•                                          Genentech and City of Hope National Medical Center hold patent rights related to the expression of recombinant antibodies;

•                                          Genitope holds patent rights relating to immunotherapy using idiotype proteins produced using T-lymphoid cells for the treatment of B-Cell lymphoma;

•                                          Texas A&M University holds patent rights relating to the production of proteins in insect cells; and

•                                          Schering Corp. holds patent rights relating to the use of GM-CSF as a vaccine adjuvant for use against infectious deseases.

The first relevant patent listed above was issued to Genentech in 2001. We believe that other companies have negotiated license agreements for this patent. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

Additionally, because patent prosecution can proceed in secret prior to issuance of a patent, third parties may obtain other patents with claims of unknown scope relating to our product candidates, prior to the issuance of patents, which they could attempt to assert against us. Further, as we develop our products, we may infringe the current patents of third parties or patents that may issue in the future.  Third parties could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, there can be no assurance that any such license will be available on acceptable terms or at all. To enforce patents issued to us or to determine the scope and validity of other parties’ proprietary rights, we may also become involved in litigation or in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial costs to us, regardless of the outcome of the litigation, or an adverse decision as to the priority of our inventions. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

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

Until our IPO in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not develop or be sustained. Our stock price has traded in the range of $7.50 - $3.46 since the commencement of our IPO on February 2, 2005.

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

As of March 31, 2005, our officers, directors and those stockholders owning at least five percent of our outstanding capital stock together beneficially held approximately 71.6% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of March 31, 2005, all of our short-term investments were government agency securities and corporate notes and our cash equivalents were held in checking accounts, money market funds and commercial paper.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Commission’s rules and forms.

During the three months ended March 31, 2005, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

We are currently not a party to any material legal proceeding. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering of our common stock, par value $0.001, was effected through a Registration Statement on Form S-1 (File No. 333-114299) that was declared effective by the Securities and Exchange Commission on February 2, 2005.  The Registration Statement covered the offer and sale of up to

6,900,000 shares of our common stock for an aggregate offering price of $48.3 million.  Our initial public offering commenced on February 2, 2005.  On February 7, 2005, 6,000,000 shares of our common stock were sold for an aggregate offering price of $42.0 million.  On March 7, 2005, 285,000 shares of our common stock were sold for an aggregate offering price of $2.0 upon the partial exercise of the underwriters’ over-allotment option.  Our initial public offering terminated following the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option.  Our initial public offering resulted in aggregate proceeds to us of approximately $39.5 million, net of underwriting discounts and commissions of approximately $3.1 million and offering expenses of approximately $1.4 million, through a syndicate of underwriters managed by Bear, Stearns & Co. Inc., CIBC World Markets Corp., Needham & Company, Inc. and A.G. Edwards & Sons, Inc.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates.  All offering expenses were paid directly to others.

As of March 31, 2005, we had invested the $40.9 million in gross proceeds from the offering, net of underwriting discounts and commissions, in money market funds.  Through March 31, 2005, we had not used any of the net proceeds from our initial public offering.

Item 5.         Other Information.

At its meeting on March 29, 2005, the Board of Directors of Favrille, Inc. approved the following recommendations of the Compensation Committee of the Board with respect to the compensation of the Company’s named executive officers (as defined in Regulation S-K item 402(a)(3)):

Named Executive Officer	2005 Annual Base Salary	Shares Underlying 2005 Stock Option Grant
John P. Longenecker, Ph.D. President and Chief Executive Officer	$369,000	168,445
Alice M. Wei Vice President of Regulatory Affairs and Quality	$250,000	31,305
John F. Bender, Pharm.D. Vice President of Clinical Research	$250,000	31,623
Daniel P. Gold, Ph.D. Chief Scientific Officer	$250,000	30,193
Richard Murawski Senior Vice President of Operations	$239,588	28,922

In addition, on March 29, 2005, the Board of Directors granted a stock option to purchase 8,000 shares of the Company’s common stock to each of the non-employee directors. The options will vest in equal installments over 12 months.

Item 6.  Exhibits.

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of Registrant.(1)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

10.1	Amended and Restated 2001 Equity Incentive Plan Form of Stock Option Agreement for management.(2)

10.2	Amended and Restated 2001 Equity Incentive Plan Form of Stock Option Agreement for non-management.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                Previously filed as an Exhibit to Favrille, Inc.’s Registration Statement on Form S-1 (File No. 333-114299), as amended, and incorporated by reference herein.

(2)                Indicates management contract or compensatory plan.

Favrille, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)