Form 10-Q
period 2005-06-30
FAVRILLE INC
filed 2005-08-12
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51134

Favrille, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0892797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10421 Pacific Center Court, Suite 150, San Diego, CA	92121
(Address of principal executive offices)	( Zip Code)

(858) 526-8000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                       YES ☐    NO ☒

The number of shares of the Registrant’s common stock outstanding as of July 29, 2005 was 20,298,083.

FAVRILLE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2005
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	3
	Statements of Operations (Unaudited) for the three and six months ended June 30, 2005 and 2004 and the period from January 21, 2000 (inception) to June 30, 2005 (Unaudited)	4
	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2005 and 2004 and the period from January 21, 2000 (inception) to June 30, 2005 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	32

SIGNATURES		34

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,275	$25,065
Short-term investments	5,750	1,493
Receivable from employees	11	4
Receivable, other	36	15
Prepaid expenses and other current assets	837	694
Total current assets	51,909	27,271
Property and equipment, net	8,931	9,435
Restricted cash	1,606	1,606
Other assets	626	818
Total assets	$63,072	$39,130
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,947	$2,603
Current portion of debt	3,081	2,492
Total current liabilities	6,028	5,095
Debt, less current portion	3,874	4,224
Deferred rent	1,065	793
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares, none at June 30, 2005 and 6,286,014 at December 31, 2004;
Issued and outstanding shares— none at June 30, 2005 and 6,140,188 at December 31, 2004	—	43,672
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value 5,000,000 shares authorized at June 30, 2005 and none at December 31, 2004; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Convertible preferred stock, $0.001 par value:
Authorized shares, none at June 30, 2005 and 7,013,387 at December 31, 2004;
Issued and outstanding shares-none at June 30, 2005 and 5,505,330 at December 31, 2004	—	6
Common stock, $0.001 par value:
Authorized shares, 75,000,000 at June 30, 2005 and 15,402,410 at December 31, 2004;
Issued and outstanding shares— 20,298,083 at June 30, 2005 and 1,838,714 at December 31, 2004	20	2
Additional paid-in capital	156,614	73,324
Deferred stock-based compensation	(7,133)	(8,386)
Note receivable from stockholder	(96)	(96)
Accumulated other comprehensive loss	(14)	(2)
Deficit accumulated during the development stage	(97,286)	(79,502)
Total stockholders’ equity (deficit)	52,105	(14,654)
Total liabilities and stockholders’ equity (deficit)	$63,072	$39,130

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

Unaudited

					Period from
					January 21,
					2000
					(inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2005	2004	2005	2004	2005
Operating expenses:
Research and development	$7,560	$4,264	$14,021	$7,992	$51,975
General and administrative	1,323	879	2,607	1,863	13,063
Amortization of stock-based compensation:
Research and development	349	352	716	499	2,026
General and administrative	358	362	738	486	1,999
Total operating expenses	9,590	5,857	18,082	10,840	69,063
Interest income	409	98	705	113	1,622
Interest expense	(181)	(205)	(389)	(411)	(1,693)
Other income (expense)	(11)	2	(12)	2	8
Total other income (expense), net	217	(105)	304	(296)	(63)
Net loss	(9,373)	(5,962)	(17,778)	(11,136)	(69,126)
Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	(11,947)	—	(28,103)	(28,103)
Accretion of Series C redeemable convertible preferred stock issuance costs	—	(16)	(6)	(16)	(57)
Net loss applicable to common stockholders	$(9,373)	$(17,925)	$(17,784)	$(39,255)	$(97,286)
Historical net loss per share:
Basic and diluted	$(0.47)	$(17.11)	$(1.10)	$(40.72)
Weighted-average shares-basic and diluted	19,810,409	1,047,787	16,118,557	964,024

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

Unaudited

			Period from
			January 21,
			2000
	Six Months ended		(inception) to
	June 30,		June 30,
	2005	2004	2005
Operating activities
Net loss	$(17,778)	$(11,136)	$(69,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	884	628	3,405
Issuance of options and warrant related to consulting agreements	—	169	186
Stock-based compensation	1,454	985	4,044
Non-cash interest expense	22	32	162
Issuance of restricted common stock for license	—	—	24
Deferred rent	272	296	1,065
Amortization of premium/discount on short-term investments	(3)	—	(4)
Accrued interest on short-term investments	(21)	—	(36)
Unrealized loss on cash and cash equivalents	1	—	—
Changes in operating assets and liabilities:
Receivables	(7)	33	(11)
Prepaid expenses and other assets	41	(3)	(1,197)
Accounts payable and accrued liabilities	344	801	2,947
Net cash used in operating activities	(14,791)	(8,195)	(58,541)
Investing activities
Purchases of property and equipment	(371)	(2,799)	(12,312)
Purchases of short-term investments	(4,267)	—	(5,760)
Receivable, other	—	239	—
Other assets	—	—	(70)
Restricted cash	—	—	(1,710)
Sale of restricted cash	—	52	104
Net cash used in investing activities	(4,638)	(2,508)	(19,748)
Financing activities
Proceeds from debt	1,427	1,688	11,534
Payments on debt	(1,237)	(1,028)	(4,822)
Issuance of preferred stock, net	—	43,614	76,144
Deferred IPO issuances costs, net	—	(743)	—
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock	39,456	443	40,094
Repurchase of restricted common stock	(7)	(1)	(36)
Net cash provided by financing activities	39,639	43,973	123,564
Net increase in cash and cash equivalents	20,210	33,270	45,275
Cash and cash equivalents at beginning of period	25,065	5,610	—
Cash and cash equivalents at end of period	$45,275	$38,880	$45,275

Supplemental schedule of noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$43,678	$—	$43,678

See accompanying notes.

FAVRILLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
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

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

Favrille has two stock-based employee and non-employee director compensation plans that are described more fully in Note 5 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Favrille accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. As of June 30, 2005, no grants had been made from the non-employee director plan. No deferred compensation was recorded related to options granted during the three-month period ended June 30, 2005. With respect to certain options granted during the three-month period ended June 30, 2004 and the six-month period ended June 30, 2005 and 2004, the Company has recorded deferred compensation of approximately $539,000, $350,000 and $8.4 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Company’s Board of Directors (“Board”) and the deemed fair value per share solely for financial reporting purposes.  Deferred stock-based compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years.

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

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2005 and 2004: weighted-average risk-free interest rates of 3.87% and 3.30% for the three-month periods ended June 30, 2005 and 2004, respectively, and 4.26% and 2.79% for the six-month periods ended June 30, 2005 and 2004, respectively; dividend yields of 0%; expected volatility of 70%; and a weighted-average expected life of four years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options.

The following table illustrates the effect on net loss and net loss per share if Favrille had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss applicable to common stockholders as reported	$(9,373)	$(17,925)	$(17,784)	$(39,255)
Add: Stock-based employee compensation expense included in net loss	707	714	1,454	985
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(814)	(676)	(1,539)	(1,270)
Pro forma net loss applicable to common stockholder	$(9,480)	$(17,887)	$(17,869)	$(39,540)
Net loss per share:
As reported—Basic and Diluted	$(0.47)	$(17.11)	$(1.10)	$(40.72)
Pro forma—Basic and Diluted	$(0.48)	$(16.83)	$(1.11)	$(40.75)

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

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Historical:
Numerator:
Net loss	$(9,373)	$(5,962)	$(17,778)	$(11,136)
Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	(11,947)	—	(28,103)
Accretion of Series C redeemable convertible stock issuance costs	—	(16)	(6)	(16)
Net loss applicable to common stockholders	$(9,373)	$(17,925)	$(17,784)	$(39,255)
Denominator:
Weighted-average common shares	20,299,889	1,683,376	16,648,144	1,374,474
Weighted-average unvested common shares subject to repurchase	(489,480)	(635,589)	(529,587)	(410,450)
Denominator for basic and diluted earnings per share	19,810,409	1,047,787	16,118,557	964,024

Basic and diluted net loss per share	$(0.47)	$(17.11)	$(1.10)	$(40.72)
Pro forma:
Net loss applicable to common stockholders	$(9,373)	$(17,925)	$(17,784)	$(39,255)

Pro forma basic and diluted net loss per share	$(0.47)	$(1.43)	$(0.96)	$(9.68)

Shares used above	19,810,409	1,047,787	16,118,557	964,024
Pro forma adjustments to reflect weighted-average affect of conversion of preferred stock	—	11,506,733	2,489,291	3,092,677
Pro forma shares used to compute basic and diluted net loss per share	19,810,409	12,554,520	18,607,848	4,056,701

	As of June 30,
	2005	2004
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Redeemable convertible preferred stock	—	6,140,188
Convertible preferred stock	—	5,505,330
Stock warrants	29,831	39,469
Options to purchase common stock	1,464,633	1,060,658
Common stock subject to repurchase	443,822	609,215
	1,938,286	13,354,860

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004

Net loss	$(9,373)	$(5,962)	$(17,778)	$(11,136)
Change in unrealized loss on short-term investments	5	—	(12)	—
Comprehensive loss	$(9,368)	$(5,962)	$(17,790)	$(11,136)

Accumulated other comprehensive loss totaled $14,000 and $2,000 at June 30, 2005 and December 31, 2004, respectively, and was attributed to unrealized losses on short-term investments.

3.  Stockholders’ Equity

Initial Public Offering

On February 7, 2005, the Company completed an initial closing of its IPO in which it sold 6,000,000 shares of common stock for proceeds of $37.7 million, net of underwriting discounts and commissions and $1.4 million of offering expenses. In addition, on March 7, 2005, the Company completed an additional closing of its IPO in which it sold an additional 285,000 shares of common stock pursuant to the partial exercise by the underwriters of an over-allotment option which resulted in proceeds of $1.8 million, net of underwriting discounts and commissions.

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

Overview

We are a biopharmaceutical company focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. FavId entered a pivotal Phase 3 clinical trial in follicular B-cell NHL in July 2004. As of May 31, 2005, 220 patients had been enrolled in the Phase 3 clinical trial. In addition, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials involving over 120 patients.

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

We were incorporated in Delaware in January 2000. As of June 30, 2005, we had not generated any revenues, and we had financed our operations and internal growth through private placements of our preferred stock, equipment and leasehold debt financings and the sale of common stock in our initial public offering (“IPO”) in February 2005. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2005, our accumulated deficit was approximately $97.3 million. We expect to incur substantial and increasing losses for the next several years as we:

• continue to develop and prepare for the commercialization of our lead product candidate, FavId;

• expand our research and development programs;

• expand our current manufacturing capabilities to support our operations; and

• acquire or in-license oncology products that are complementary to our own.

Financial Operations Overview

Research and Development Expense. Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of FavId. We have completed enrollment in two Phase 2 clinical trials and continue to evaluate the results. We initiated our pivotal Phase 3 clinical trial of FavId following Rituxan in patients with follicular B-cell NHL in July 2004. We expect to complete patient enrollment in the trial by the end of 2005 and anticipate an interim analysis of the secondary endpoint, response rate improvement (“RRI”), during the fourth quarter of 2006 and final analysis of the primary endpoint, time to disease progression (“TTP”), during the second half of 2007.Patient enrollment in the Phase 2 clinical trial with FavId following prior therapy in patients who do not qualify for randomization in the Phase 3 will depend upon the rate of completion of patient participation in the Phase 3 clinical trial. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2005. One of these clinical trials will be conducted under a separate physician-sponsored IND in the United States. A second of these will be conducted as a physician-sponsored clinical trial in Switzerland. We estimate average enrollment periods of 12 to 24 months and evaluation periods ranging from six to 36 months for these Phase 2 clinical trials.

From inception through June 30, 2005, we incurred costs of approximately $52 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application (“BLA”) for FavId will be an additional $70 million. We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, primarily multiple sclerosis.

Clinical development timelines, likelihood of success and total costs vary widely. Although we are currently focused primarily on FavId, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate.

At this time, due to the risks inherent in the clinical trial process, product candidate completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our product candidates could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when, or if, any cash flows from our current product candidates will commence.

General and Administrative Expense. General and administrative expenses consist primarily of compensation and other expenses related to our corporate administrative employees, legal fees and other professional services expenses. We anticipate increases in general and administrative expenses as we add personnel and continue to develop and prepare for commercialization of our product candidates.

Stock-Based Compensation Expense. Stock-based compensation expense represents the amortization of deferred stock-based compensation resulting from options, granted prior to our IPO, that are considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant.

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

Deferred Tax Asset Valuation Allowance.    Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of June 30, 2005 and December 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

Deferred Stock-Based Compensation.    In connection with the grant of stock options during the three months ended June 30, 2005, we recorded no deferred stock-based compensation. In connection with the grant of stock options during the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004, we recorded deferred stock-based compensation of approximately $539,000, $350,000 and $8.4 million, respectively. Deferred stock-based compensation was reduced by amounts representing stock option cancellations and our repurchase of unvested restricted stock related to employee terminations of approximately $43,000, $12,000, $147,000 and $12,000, during the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to our IPO of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including the prices obtained in private placement transactions of other equity securities, and as a result the amount of the compensatory charge is not based on an objective measure such as the trading price of the common stock since there was no public market for our common stock prior to February 2, 2005. As of June 30, 2005, we had an aggregate of $7.1 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: an additional $1.4 million in 2005; $2.8 million in 2006; $2.3 million in 2007; and $577,000 in 2008. We are amortizing the deferred compensation on a straight-line basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 to 2004

Research and Development.    Research and development expense increased from approximately $4.3 million for the three months ended June 30, 2004 to $7.6 million for the three months ended June 30, 2005. The increase of $3.3 million, or 77%, was due primarily to an increase of approximately $1.1 million in expenses associated with clinical trial sites and other third party vendors supporting the Phase 3 clinical trial; an increase of approximately $870,000 associated with raw materials and supplies for the manufacture of FavId for our Phase 3 clinical trial; an increase of approximately $725,000 associated with an increase in personnel from an average of 71 full-time equivalent employees to 110 full-time equivalent employees to support our Phase 3 clinical trial; and an increase of approximately $350,000 in additional outside services to support the manufacture of FavId.

General and Administrative.    General and administrative expense increased from approximately $880,000 for the three months ended June 30, 2004 to $1.3 million for the three months ended June 30, 2005. The increase of $420,000, or 48%, was primarily due to an increase of approximately $175,000 in directors and officers liability insurance premiums and board of director’s fees incurred subsequent to our IPO; an increase of $115,000 associated with an increase in personnel from an average of 12 full-time equivalent employees to 15 full-time equivalent employees; and an increase of approximately $110,000 for services related to market research studies.

Amortization of Stock-Based Compensation.    In connection with the grant of stock options, we recorded deferred stock-based compensation of $0 and approximately $539,000 for the three months ended June 30, 2005 and 2004, respectively. Deferred stock-based compensation was reduced by amounts representing stock option cancellations and our repurchase of unvested restricted stock of approximately $43,000, and $12,000, respectively. The deferred stock-based compensation is being amortized on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of stock-based compensation of approximately $707,000 and $714,000 for the three month periods ended June 30, 2005 and 2004, respectively. We anticipate recording additional amortization of deferred stock-based compensation related to employee stock option grants of approximately $1.4 million, $2.8 million, $2.3 million and $577,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

Interest Income.  Interest income increased from approximately $98,000 for the three months ended June 30, 2004 to approximately $409,000 for the three months ended June 30, 2005. The increase of $311,000, or 317%, was primarily a result of interest income attributable to the $43.6 million in net proceeds received from the sale of our Series C preferred stock in March and April 2004 and the $39.5 million in net proceeds received from our IPO in February 2005.

Comparison of the Six Months Ended June 30, 2005 to 2004

Research and Development.    Research and development expense increased from approximately $8.0 million for the six months ended June 30, 2004 to approximately $14.0 million for the six months ended June 30, 2005. The increase of approximately $6.0 million, or 75%, was due primarily to an increase of approximately $1.9 million associated with raw materials and supplies for the manufacture of FavId for our Phase 3 clinical trial; an increase of approximately $1.8 million in expenses associated with participating clinical sites and other third party vendors supporting the Phase 3 clinical trial; an increase of approximately $1.4 million associated with an increase in personnel from an average of 67 full-time equivalent employees to 104 full-time equivalent employees to support our Phase 3 clinical trial; and an increase of approximately $600,000 in additional outside services to support the manufacture of FavId.

General and Administrative.    General and administrative expense increased from approximately $1.9 million for the six months ended June 30, 2004 to approximately $2.6 million for the six months ended June 30, 2005. The increase of $740,000, or 40%, was primarily due to an increase of $300,000 associated with an increase in personnel from an average of 11 full-time equivalent employees to 15 full-time equivalent employees and an increase of approximately $300,000 in directors and officers liability insurance premiums and board of director’s fees incurred subsequent to our IPO.

Amortization of Stock-Based Compensation.    In connection with the grant of stock options, we recorded deferred stock-based compensation of approximately $350,000 and $8.4 million for the six months ended June 30, 2005 and 2004, respectively. Deferred stock-based compensation was reduced by amounts representing stock option cancellations and our repurchase of unvested restricted stock of approximately $147,000 and $12,000 for the six months ended June 30, 2005 and 2004, respectively. The deferred stock-based compensation is being amortized on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of stock-based compensation of approximately $1.5 million and $985,000 for the six-month periods ended June 30, 2005 and 2004, respectively. We anticipate recording additional amortization of deferred stock-based compensation related to employee stock option grants of approximately $1.4 million, $2.8 million, $2.3 million and $577,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

Interest Income.  Interest income increased from approximately $113,000 for the six months ended June 30, 2004 to approximately $705,000 for the six months ended June 30, 2005. The increase of $592,000, or 524%, was primarily a result of interest income attributable to the $43.6 million in net proceeds received from the sale of our Series C preferred stock in March and April 2004 and the $39.5 million in net proceeds received from our IPO in February 2005.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As June 30, 2005, we had received proceeds from the sale of preferred stock of approximately $76.8 million, net of stock offering costs of approximately $686,000, and proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions and approximately $1.4 million of offering costs. As of June 30, 2005, we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $11.5 million, of which approximately $7 million was outstanding at that date. These obligations are secured by certain purchased equipment and leasehold improvements and are due in monthly installments through January 2009. They bear interest at effective rates ranging from approximately 5.18% to 21.67% and include terminal payments at the end of certain of the loans ranging from 7.50% to 12.75%. The debt agreements subject us to certain non-financial covenants. As of June 30, 2005, we were in compliance with the terms of the debt agreements.

As of June 30, 2005, we had cash, cash equivalents and short-term investments of approximately $51.0 million, as compared to approximately $26.6 million at December 31, 2004, an increase of approximately $24.4 million. The increase resulted primarily from the $39.5 million in net proceeds received from our IPO during the first quarter of 2005, partially offset by net cash used to fund ongoing operations.

Net cash used in operating activities was approximately $14.8 million for the six-month period  ended June 30, 2005, reflecting the net loss occurring for this period of approximately $17.8 million, offset primarily by non-cash charges for depreciation and amortization of $884,000, stock-based compensation of $1.5 million and deferred rent of $272,000 and an increase in accounts payable and accrued liabilities of $344,000.   Net cash used in operating activities was approximately $8.2 million for the six-month period ended June 30, 2004 reflecting the net loss occurring for this period of approximately $11.1 million, offset primarily by non-cash charges for depreciation and amortization of $628,000, stock-based compensation of $985,000 and deferred rent of $296,000 and an increase in accounts payable and accrued liabilities of $801,000.

Net cash used in investing activities for the six-month period ended June 30, 2005 was approximately $4.6 million, reflecting the purchase of $4.3 million in short-term investments and the purchase of approximately $371,000 of property and equipment . Net cash used in investing activities for the six-month period ended June 30, 2004 was approximately $2.5 million, reflecting primarily the purchase of approximately $2.8 million of property and equipment, partially offset by $239,000 received from our landlord as a reimbursement of costs associated with tenant improvements expenditures.

Net cash provided by financing activities for the six-month period ended June 30, 2005 was approximately $39.6 million, reflecting primarily the net proceeds from our IPO during the first quarter of 2005 of approximately $39.5 million.  Net cash provided by financing activities for the six-month period ended June 30, 2004 was approximately $44.0 million, reflecting primarily the net proceeds from the sale of our Series C preferred stock in March and April 2004.

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

As of June 30, 2005, we do not believe that we have invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Other than FavId, we have only two other product development programs, which are at significantly earlier stages of development. We plan to initiate a Phase 1/2 clinical trial evaluating the safety and preliminary efficacy of a product candidate, FAV-201, from one of these programs in patients with T-cell lymphoma in the second half of 2005. During the second half of 2005, we intend to initiate preclinical studies to assess the applicability of our technology to autoimmune diseases, with an initial focus on multiple sclerosis. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. We cannot be certain that the clinical development of FavId or any other product candidate in preclinical testing or clinical trials will be successful, that it will receive the regulatory approvals required to commercialize it, or that any of our other research programs will yield a product candidate suitable for entry into clinical trials. If we are unable to commercialize FavId or our other product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 120 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We initiated a pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in July 2004. We expect to complete patient enrollment in the trial by the end of 2005 and anticipate an interim analysis of the secondary endpoint, RRI, during the fourth quarter of 2006 and final analysis of the primary endpoint, TTP, during the second half of 2007. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2005. One of these clinical trials will be conducted under a separate physician-sponsored IND in the United States. A second of these will be conducted as a physician-sponsored clinical trial in Switzerland. Sponsorship for a physician-sponsored IND of an ongoing Phase 2 clinical trial was assumed in August 2004. We are also developing FAV-201 for the treatment of T-cell lymphoma and expect to initiate a Phase 1/2 clinical trial evaluating the safety and preliminary efficacy of FAV-201 in the second half of 2005.

We have received a Special Protocol Assessment, or SPA, from the FDA for our recently-initiated Phase 3 clinical trial. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our ongoing Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

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

We are a development stage company with a limited operating history. We have financed our operations through private placements of preferred stock, an initial public offering of our common stock, and equipment and leasehold debt financing. We have incurred losses in each year since our inception in 2000. Net losses were $9.4 million and $17.8 million for the three- and six- month periods ended June 30, 2005, respectively; $6.0 million and $11.1 million for the three- and six- month periods ended June 30, 2004, respectively; and $26.0 million, $13.3 million, $7.2 million, $3.8 million and $1.0 million for 2004, 2003, 2002, 2001 and 2000, respectively. As of June 30, 2005, we had an accumulated deficit of $97.3 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs and, to a lesser extent, general and administrative expenses. We also have substantial lease and debt obligations related to our manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

Stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of an option grant or stock issuance and the option exercise price or price paid for the stock. Stock-based compensation is amortized over the vesting period of the option or issuance. As of June 30, 2005, deferred stock-based compensation related to option grants to our employees and non-employee directors totaled $7.1 million, which is being amortized to expense on a straight-line basis as the options or stock are earned, generally over a period of four years. Options granted to consultants, if any, for compensation purposes, must be remeasured at each reporting date during the vesting period. The remeasurement and the corresponding effect on the related expense may result in an increase in net losses for a given period.

Other Risks Related to Our Business and Industry

We currently depend on single source suppliers for critical raw materials for manufacturing. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of FavId.

We currently depend on single source suppliers for critical raw materials used in the manufacture of FavId. In particular, our manufacturing process for FavId requires a foreign protein derived from shellfish that is known as keyhole limpet hemocyanin, or KLH. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, which is currently the only supplier of KLH that has submitted the required filing, known as a drug master file, to the FDA. In November 2004, we entered into an eight-year supply and license agreement with biosyn under which biosyn has agreed to supply us with KLH and we have committed to annual KLH purchase requirements. An additional aggregate of up to $300,000 will be due upon the achievement of certain milestones, the timing of which are not known at this time. Either party may terminate the supply agreement upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. If we identify another supplier of KLH of suitable quality for our purposes, we will not be able to use the supplier as a second source of KLH for the commercial manufacture of FavId unless the KLH is tested to be comparable to the existing KLH.

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

Our pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL is being conducted at 65 or more sites in the United States and will require at least 342 evaluable patients. Two clinical trials of FavId are being conducted under the direction of a physician sponsor, rather than under our supervision. We do not have the ability to independently conduct clinical trials for FavId, or any other product candidate that we may develop, and we must rely on third parties, such as medical institutions and clinical investigators, including physician sponsors, to conduct our clinical trials. In particular, we will rely on these parties to recruit and enroll patients in our clinical trials. We also rely on third-party couriers to transport patient tissue samples and FavId. If any of the third parties upon whom we rely to conduct our clinical trials or transport patient tissue samples and immunotherapies do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, and need to be replaced, our clinical trials may be extended, delayed or terminated.

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

We manufacture FavId for our ongoing Phase 3 and for the planned and ongoing Phase 1/2 clinical trials at our facility in San Diego. We currently lease approximately 80,000 square feet of space in a facility in San Diego, California under long-term lease agreements, including approximately 17,000 square feet of space that we began leasing in August 2005.  This space is used for our corporate headquarters and manufacturing and laboratory facilities.  Our manufacturing facility consists of approximately 26,000 square feet of space in the facility. Our manufacturing facility is subject to the licensing requirements of the California Department of Health Services. Our facility was inspected and licensed by the California Department of Health Services. Our facility is subject to re-inspection at any time. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the California Department of Health Services would disrupt our manufacturing processes and prevent us from supplying FavId to patients. If an inspection by the California Department of Health Services indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

We will need to either expand and qualify our current facility or construct and qualify a commercial scale manufacturing facility in order to commercialize FavId or any other product candidates that we may develop. We believe our current facility as expanded in August 2005, could be used to manufacture FavId for initial commercial launch. We cannot be assured that we would be able to meet commercial demand for FavId in this facility.  Additionally, we may require a larger production facility to meet the demand for FavId if it is approved.  We would need to raise additional debt or equity capital to finance either facility.  Such financing may not be available or, if available, may not be obtained on terms favorable to us or our stockholders.

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

Manufacturing FavId is a complex, multi-step process that requires us to expend significant time, money and effort in production, record keeping and quality systems to assure that FavId will meet product specifications and other regulatory requirements. To date, we have manufactured FavId only for use in Phase 2 and Phase 3 clinical trials and have no experience in manufacturing FavId for the commercial quantities that might be required if we receive regulatory approval. In particular, we cannot be sure that we will be able to manufacture FavId at a cost that would enable commercial use. We may experience any of the following problems in our efforts to manufacture our product candidates for our expanding clinical trials or on a commercial scale:

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

The most recent advances in the treatment of B-cell NHL have involved the combination of existing products and changes to approved schedules and doses, particularly for Rituxan. Numerous clinical trials reported in recent years have indicated that additional doses of Rituxan and maintenance dosing of Rituxan can improve TTP in patients who respond to therapy. Combination therapies involving chemotherapeutic or immunostimulatory drugs in combination with Rituxan at various doses and schedules may provide patients with an increase in TTP over that expected with Rituxan alone. Accordingly, we may face competition as a result of developments in this area.

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

As of June 30, 2005, we had 130 full-time equivalent employees. Of these, 113 employees were in research and development comprised of 78 in manufacturing, quality control and quality assurance, 30 in research and process development, and five members of senior management.  Of the remaining employees, two were members of senior management and 15 were in administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth will impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we will need to:

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

Our research and development and manufacturing activities involve the use of biological and hazardous materials that could be dangerous to human health, safety or the environment. Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources. We currently maintain property and casualty insurance coverage which covers liability for hazardous and controlled materials. However, this insurance coverage may not be sufficient to cover our liability and we may not be able to obtain sufficient coverage in the future at a reasonable cost. In addition, we may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration, or OSHA, and the Environmental Protection Agency, or EPA, and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act. OSHA, the EPA or other agencies may adopt regulations that adversely affect our research and development programs.

We face a risk of product liability claims and may not be able to obtain adequate insurance.

Our business exposes us to potential liability risks that may arise from the clinical testing of our product candidates and the manufacture and sale of any approved products. These risks will exist even with respect to those product candidates that are approved for commercial sale by the FDA and manufactured in facilities regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. We currently maintain clinical trial insurance , which covers liability for up to 561 patients in our clinical trials. Although we believe our current insurance coverage is adequate, we cannot be certain that it will be sufficient. Furthermore, we cannot be certain that our current insurance coverage will continue to be available, or that increased coverage, which will be necessary if we are able to commercialize our products, will be available in the future on reasonable terms, or at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy claims against our assets, including our intellectual property.

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

We attempt to protect our intellectual property position by filing United States patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently we own one issued U.S. Patent and four pending United States patent applications covering methods of treating immune system diseases, including B-cell and T-cell lymphomas, using our proprietary immunotherapy production methods, as well as methods for combining the idiotype immunotherapies with other therapies that are used to treat diseases of the immune system.

We also have 21 patent applications pending outside of the United States, and have received Notices of Acceptance for two of these applications. Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the United States. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

Although we believe our issued patent, as well as our patent applications if they issue as patents, will provide a competitive advantage, we may not be able to develop additional patentable products or processes.  Further, we may not be able to obtain patents from any of the pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect our technology. In addition, any patents or patent rights we obtain may be circumvented, challenged or invalidated by our competitors.

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

The first relevant patent listed above was issued to Genentech in 2001. In May 2005, a third party filed a request for reexamination of this patent with the U.S. Patent and Trademark Office, requesting that the claims of this patent be reexamined as to their patentability. We believe that other companies have negotiated license agreements for this patent. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

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

As of June 30, 2005, our officers, directors and those stockholders owning at least five percent of our outstanding capital stock together beneficially held approximately 71.6% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of June 30, 2005, all of our short-term investments were government agency securities and corporate notes and our cash equivalents were held in checking accounts and money market funds.

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

During the three months ended June 30, 2005, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2005, we had invested the $40.9 million in gross proceeds from the offering, net of underwriting discounts and commissions, in government agency securities, corporate notes and money market funds.  Through June 30, 2005, we had not used any of the net proceeds from our initial public offering.

Item 6.  Exhibits.

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of Registrant.(1)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

10.1	Letter Agreement dated May 28, 2004 between the Registrant and Oxford Finance Corporation.

10.2	Amendment dated June 16, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.

10.3	Letter Agreement dated June 27, 2005 between the Registrant and Oxford Finance Corporation.

10.4	Third Amendment to Lease dated July 7, 2005 between the Registrant and Kilroy, L.P.

10.5	Amended and Restated 2001 Equity Incentive Plan.

10.6	Amended and Restated 2001 Equity Incentive Plan Form of Stock Option Agreement for management (2)

10.7	Amended and Restated 2001 Equity Incentive Plan Form of Stock Option Agreement for non-management.

10.8	Amended and Restated 2001 Equity Incentive Plan Form of Stock Option Grant Notice.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 12, 2005

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)