Form 10-Q
period 2005-09-30
FAVRILLE INC
filed 2005-11-14
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                       YES ☐    NO ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).                       YES ☐    NO ☒

The number of shares of the Registrant’s common stock outstanding as of October 31, 2005 was 20,324,884.

FAVRILLE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2005
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3
	Statements of Operations (Unaudited) for the three and nine months ended September 30, 2005 and 2004 and the period from January 21, 2000 (inception) to September 30, 2005 (Unaudited)	4
	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and 2004 and the period from January 21, 2000 (inception) to September 30, 2005 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	32
Item 1.	Legal Proceedings	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits	33

SIGNATURES		34

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,492	$25,065
Short-term investments	24,661	1,493
Receivable from employees	3	4
Receivable, other	346	15
Prepaid expenses and other current assets	646	694
Total current assets	44,148	27,271
Property and equipment, net	8,911	9,435
Restricted cash	1,550	1,606
Other assets	626	818
Total assets	$55,235	$39,130
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$3,480	$2,603
Current portion of debt	3,111	2,492
Total current liabilities	6,591	5,095
Debt, less current portion	3,097	4,224
Deferred rent	1,197	793
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares, none at September 30, 2005 and 6,286,014 at December 31, 2004; Issued and outstanding shares—none at September 30, 2005 and 6,140,188 at December 31, 2004	—	43,672
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value 5,000,000 shares authorized at September 30, 2005 and none at December 31, 2004; no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Convertible preferred stock, $0.001 par value:
Authorized shares, none at September 30, 2005 and 7,013,387 at December 31, 2004; Issued and outstanding shares-none at September 30, 2005 and 5,505,330 at December 31, 2004	—	6
Common stock, $0.001 par value:
Authorized shares, 75,000,000 at September 30, 2005 and 15,402,410 at December 31, 2004; Issued and outstanding shares—20,326,217 at September 30, 2005 and 1,838,714 at December 31, 2004	20	2
Additional paid-in capital	156,680	73,324
Deferred stock-based compensation	(6,400)	(8,386)
Note receivable from stockholder	(96)	(96)
Accumulated other comprehensive loss	(44)	(2)
Deficit accumulated during the development stage	(105,810)	(79,502)
Total stockholders’ equity (deficit)	44,350	(14,654)
Total liabilities and stockholders’ equity (deficit)	$55,235	$39,130

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

Unaudited

	Three Months ended September 30,		Nine Months ended September 30,		Period from January 21, 2000 (inception) to September 30,
	2005	2004	2005	2004	2005
Operating expenses:
Research and development	$7,006	$4,885	$21,027	$12,877	$58,981
General and administrative	1,176	1,656	3,783	3,519	14,239
Amortization of stock-based compensation:
Research and development	347	337	1,063	836	2,373
General and administrative	358	352	1,096	838	2,357
Total operating expenses	8,887	7,230	26,969	18,070	77,950
Interest income	524	116	1,229	229	2,146
Interest expense	(166)	(191)	(555)	(602)	(1,859)
Other income (expense)	5	10	(7)	12	13
Total other income (expense), net	363	(65)	667	(361)	300
Net loss	(8,524)	(7,295)	(26,302)	(18,431)	(77,650)
Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	(28,103)	(28,103)
Accretion of Series C redeemable convertible preferred stock issuance costs	—	(17)	(6)	(33)	(57)
Net loss applicable to common stockholders	$(8,524)	$(7,312)	$(26,308)	$(46,567)	$(105,810)
Historical net loss per share:
Basic and diluted	$(0.43)	$(6.64)	$(1.51)	$(46.19)
Weighted-average shares-basic and diluted	19,913,038	1,100,323	17,409,227	1,008,098

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

Unaudited

	Nine Months ended September 30,		Period from January 21, 2000 (inception) to September 30,
	2005	2004	2005
Operating activities
Net loss	$(26,302)	$(18,431)	$(77,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,341	1,012	3,863
Issuance of options and warrant related to consulting agreements	—	169	186
Stock-based compensation	2,159	1,674	4,749
Non-cash interest expense	28	47	168
Issuance of restricted common stock for license	—	—	24
Deferred rent	404	448	1,197
Amortization of premium/discount on short-term investments	(3)	—	(5)
Accrued interest on short-term investments	(331)	—	(346)
Unrealized loss on cash and cash equivalents	—	—	(1)
Changes in operating assets and liabilities:
Receivables	1	31	(3)
Prepaid expenses and other assets	229	(206)	(1,009)
Accounts payable and accrued liabilities	877	546	3,480
Net cash used in operating activities	(21,597)	(14,710)	(65,347)
Investing activities
Purchases of property and equipment	(806)	(3,613)	(12,747)
Purchases of short-term investments	(23,206)	—	(24,699)
Receivable, other	—	207	—
Other assets	—	—	(70)
Restricted cash	—	—	(1,710)
Sale of restricted cash	56	52	160
Net cash used in investing activities	(23,956)	(3,354)	(39,066)
Financing activities
Proceeds from debt	1,427	2,764	11,534
Payments on debt	(1,990)	(1,533)	(5,575)
Issuance of preferred stock, net	—	43,618	76,144
Deferred IPO issuances costs, net	—	—	—
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock	39,550	442	40,188
Repurchase of restricted common stock	(7)	(6)	(36)
Net cash provided by financing activities	38,980	45,285	122,905
Net (decrease) increase in cash and cash equivalents	(6,573)	27,221	18,492
Cash and cash equivalents at beginning of period	25,065	5,610	—
Cash and cash equivalents at end of period	$18,492	$32,831	$18,492

Supplemental schedule of noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$43,678	$—	$43,678

See accompanying notes.

FAVRILLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

Favrille has a stock-based employee plan and a non-employee director compensation plan that are described more fully in Note 5 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Favrille accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. As of September 30, 2005, no grants had been made from the non-employee director plan. No deferred compensation was recorded related to options granted during the three-month period ended September 30, 2005 and 2004. With respect to certain options granted during the nine-month period ended September 30, 2005 and 2004, the Company has recorded deferred compensation of approximately $350,000 and $8.4 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Company’s Board of Directors (“Board”) and the deemed fair value per share solely for financial reporting purposes.  Deferred stock-based compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years.

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

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2005 and 2004: weighted-average risk-free interest rates of 4.06% for the three-month period ended September 30, 2005, and 4.25% and 2.79% for the nine-month periods ended September 30, 2005 and 2004, respectively; dividend yields of 0%; expected volatility of 70%; and a weighted-average expected life of four years. There were no grants awarded for the three-month period ended September 30, 2004.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options.

The following table illustrates the effect on net loss and net loss per share if Favrille had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss applicable to common stockholders as reported	$(8,524)	$(7,312)	$(26,308)	$(46,567)
Add: Stock-based employee compensation expense included in net loss	705	689	2,159	1,674
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(816)	(659)	(2,320)	(1,710)
Pro forma net loss applicable to common stockholders	$(8,635)	$(7,282)	$(26,469)	$(46,603)
Net loss per share:
As reported—Basic and Diluted	$(0.43)	$(6.64)	$(1.51)	$(46.19)
Pro forma—Basic and Diluted	$(0.43)	$(6.62)	$(1.52)	$(46.23)

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

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Historical:
Numerator:
Net loss	$(8,524)	$(7,295)	$(26,302)	$(18,431)
Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	(28,103)
Accretion of Series C redeemable convertible stock issuance costs	—	(17)	(6)	(33)
Net loss applicable to common stockholders	$(8,524)	$(7,312)	$(26,308)	$(46,567)
Denominator:
Weighted-average common shares	20,303,297	1,691,443	17,879,917	1,480,902
Weighted-average unvested common shares subject to repurchase	(390,259)	(591,120)	(470,690)	(472,803)
Denominator for basic and diluted earnings per share	19,913,038	1,100,323	17,409,227	1,008,099

Basic and diluted net loss per share	$(0.43)	$(6.64)	$(1.51)	$(46.19)
Pro forma:
Net loss applicable to common stockholders	$(8,524)	$(7,312)	$(26,308)	$(46,567)

Pro forma basic and diluted net loss per share	$(0.43)	$(0.57)	$(1.38)	$(4.38)

Shares used above	19,913,038	1,100,323	17,409,227	1,008,099
Pro forma adjustments to reflect weighted-average affect of conversion of preferred stock	—	11,645,522	1,650,409	9,621,073
Pro forma shares used to compute basic and diluted net loss per share	19,913,038	12,745,845	19,059,636	10,629,172

	As of September 30,
	2005	2004
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Redeemable convertible preferred stock	—	6,140,188
Convertible preferred stock	—	5,505,330
Stock warrants	29,831	47,057
Options to purchase common stock	1,481,200	1,052,360
Common stock subject to repurchase	355,216	547,872
	1,866,247	13,292,807

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004

Net loss	$(8,524)	$(7,295)	$(26,302)	$(18,431)
Change in unrealized loss on short-term investments	(30)	—	(42)	—
Comprehensive loss	$(8,554)	$(7,295)	$(26,344)	$(18,431)

Accumulated other comprehensive loss totaled $44,000 and $2,000 at September 30, 2005 and December 31, 2004, respectively, and was attributed to unrealized losses on short-term investments.

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

Overview

We are a biopharmaceutical company focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. FavId entered a pivotal Phase 3 clinical trial in follicular B-cell NHL in July 2004. As of August 9, 2005, 260 patients had been enrolled in the Phase 3 clinical trial. In addition, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials involving over 120 patients.

We believe FavId may be effective in treating other types of B-cell NHL. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2005. One of these clinical trials is being conducted under a separate physician-sponsored Investigational New Drug Application (“IND”) in the United States. A second of these is being conducted as a physician-sponsored clinical trial in Switzerland. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology will enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases, with an initial focus on multiple sclerosis. We are currently developing a second product candidate, FAV-201, for the treatment of T-cell lymphoma. We have retained exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of September 30, 2005, we had not generated any revenues, and we had financed our operations and internal growth through private placements of our preferred stock, equipment and leasehold debt financings and the sale of common stock in our initial public offering (“IPO”) in February 2005. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2005, our accumulated deficit was approximately $105.8 million. We expect to incur substantial and increasing losses for the next several years as we:

• continue to develop and prepare for the commercialization of our lead product candidate, FavId;

• expand our research and development programs;

• expand our current manufacturing capabilities to support our operations; and

• acquire or in-license oncology products that are complementary to our own.

Financial Operations Overview

Research and Development Expense. Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of FavId. We have completed enrollment in two Phase 2 clinical trials and continue to evaluate the results. We initiated our pivotal Phase 3 clinical trial of FavId following Rituxan in patients with follicular B-cell NHL in July 2004. We expect to complete patient enrollment in the trial by the end of 2005 and anticipate an interim analysis of the secondary endpoint, response rate improvement (“RRI”), during the fourth quarter of 2006 and final analysis of the primary endpoint, time to disease progression (“TTP”), during the second half of 2007. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2005. One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States. A second of these is being conducted as a physician-sponsored clinical trial in Switzerland. We estimate average enrollment periods of 12 to 24 months and evaluation periods ranging from six to 36 months for these Phase 2 clinical trials.

From inception through September 30, 2005, we incurred costs of approximately $59 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application (“BLA”) for FavId will be an additional $70 million. We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, primarily multiple sclerosis.

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

Interest Income. Interest income primarily consists of interest earned on our cash reserves, cash invested in money market funds, government securities, corporate notes and bonds and certificates of deposit.

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

Deferred Tax Asset Valuation Allowance.    Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2005 and December 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

Deferred Stock-Based Compensation.    In connection with the grant of stock options during the three months ended September 30, 2005 and 2004, we recorded no deferred stock-based compensation. In connection with the grant of stock options during the nine months ended September 30, 2005 and 2004, we recorded deferred stock-based compensation of approximately $350,000 and $8.4 million, respectively. Deferred stock-based compensation was reduced by amounts representing stock option cancellations and our repurchase of unvested restricted stock related to employee terminations of approximately $28,000, $75,000, $176,000 and $88,000, during the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to our IPO of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including the prices obtained in private placement transactions of other equity securities, and as a result the amount of the compensatory charge is not based on an objective measure such as the trading price of the common stock since there was no public market for our common stock prior to February 2, 2005. As of September 30, 2005, we had an aggregate of $6.4 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: an additional $703,000 in 2005; $2.8 million in 2006; $2.3 million in 2007; and $571,000 in 2008. We are amortizing the deferred compensation on a straight-line basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 to 2004

Research and Development.    Research and development expense increased from approximately $4.9 million for the three months ended September 30, 2004 to $7.0 million for the three months ended September 30, 2005. The increase of $2.1 million, or 43%, was due primarily to an increase of approximately $750,000 in expenses associated with clinical trial sites and other third party vendors supporting the Phase 3 clinical trial; an increase of approximately $650,000 associated with an increase in personnel from an average of 79 employees to 113 employees to support our Phase 3 clinical trial; an increase of approximately $240,000 associated with raw materials and supplies for the manufacture of FavId for our Phase 3 clinical trial; and an increase of approximately $180,000 related to our manufacturing facility to support the production of FavId.

General and Administrative.    General and administrative expense decreased from approximately $1.7 million for the three months ended September 30, 2004 to $1.2 million for the three months ended September 30, 2005. The decrease of $480,000, or 29%, primarily reflects a decrease of approximately $790,000 due to a non-recurring IPO related expenditure incurred in the three months ended September 30, 2004, which was partially offset by an increase of approximately $180,000 in directors and officers liability insurance premiums and board of director’s fees incurred subsequent to our IPO; an increase of $170,000 associated with an increase in personnel from an average of 13 employees to 19 employees; and an increase of approximately $110,000 for services related to market research studies.

Amortization of Stock-Based Compensation.    In connection with the grant of stock options, we recorded  no deferred stock-based compensation for the three months ended September 30, 2005 and 2004, respectively. Deferred stock-based compensation was reduced by amounts representing stock option cancellations and our repurchase of unvested restricted stock of approximately $28,000, and $75,000, respectively. The deferred stock-based compensation is being amortized on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of stock-based compensation of approximately $705,000 and $689,000 for the three month periods ended September 30, 2005 and 2004, respectively. We anticipate recording additional amortization of deferred stock-based compensation related to employee stock option grants of approximately $703,000, $2.8 million, $2.3 million and $571,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

Interest Income.  Interest income increased from approximately $116,000 for the three months ended September 30, 2004 to approximately $524,000 for the three months ended September 30, 2005. The increase of $408,000, or 352%, was primarily a result of interest income attributable to the $43.6 million in net proceeds received from the sale of our Series C preferred stock in March and April 2004 and the $39.5 million in net proceeds received from our IPO in February 2005.

Comparison of the Nine Months Ended September 30, 2005 to 2004

Research and Development.    Research and development expense increased from approximately $12.9 million for the nine months ended September 30, 2004 to approximately $21.0 million for the nine months ended September 30, 2005. The increase of approximately $8.1 million, or 63%, was due primarily to an increase of approximately $2.3 million associated with raw materials and supplies for the manufacture of FavId for our Phase 3 clinical trial; an increase of approximately $2.1 million associated with an increase in personnel from an average of 71 employees to 107 employees to support our Phase 3 clinical trial; an increase of approximately $2.0 million in expenses associated with participating clinical sites and other third party vendors supporting the Phase 3 clinical trial; an increase of approximately $880,000 in additional outside services to support the manufacture of FavId; and an increase of approximately $660,000 related to our manufacturing facility to support the production of FavId.

General and Administrative.    General and administrative expense increased from approximately $3.5 million for the nine months ended September 30, 2004 to approximately $3.8 million for the nine months ended September 30, 2005. The increase of $264,000, or 8%, was primarily due to an increase of $480,000 associated with an increase in personnel from an average of 11 employees to 16 employees; and an increase of approximately $480,000 in directors and officers liability insurance premiums and other fees incurred subsequent to our IPO; which is partially offset by a decrease of approximately $790,000 due to a non-recurring IPO related expenditure incurred in the three months ended September 30, 2004.

Amortization of Stock-Based Compensation.    In connection with the grant of stock options, we recorded deferred stock-based compensation of approximately $350,000 and $8.4 million for the nine months ended September 30, 2005 and 2004, respectively. Deferred stock-based compensation was reduced by amounts representing stock option cancellations and our repurchase of unvested restricted stock of approximately $176,000 and $88,000 for the nine months ended September 30, 2005 and 2004, respectively. The deferred stock-based compensation is being amortized on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of stock-based compensation of approximately $2.2 million and $1.7 million for the nine-month periods ended September 30, 2005 and 2004, respectively. We anticipate recording additional amortization of deferred stock-based compensation related to employee stock option grants of approximately $703,000, $2.8 million, $2.3 million and $571,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

Interest Income.  Interest income increased from approximately $229,000 for the nine months ended September 30, 2004 to approximately $1.2 million for the nine months ended September 30, 2005. The increase of $1.0 million, or 437%, was primarily a result of interest income attributable to the $43.6 million in net proceeds received from the sale of our Series C preferred stock in March and April 2004 and the $39.5 million in net proceeds received from our IPO in February 2005.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of September 30, 2005, we had received proceeds from the sale of preferred stock of approximately $76.8 million, net of stock offering costs of approximately $686,000, and proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions and approximately $1.4 million of offering costs. As of September 30, 2005, we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $11.5 million, of which approximately $6.2 million was outstanding at that date. These obligations are secured by certain purchased equipment and leasehold improvements and are due in monthly installments through January 2009. They bear interest at effective rates ranging from approximately 5.18% to 21.67% and include terminal payments at the end of certain of the loans ranging from 7.50% to 12.75%. The debt agreements subject us to certain non-financial covenants. As of September 30, 2005, we were in compliance with the terms of the debt agreements.

As of September 30, 2005, we had cash, cash equivalents and short-term investments of approximately $43.2 million, as compared to approximately $26.6 million at December 31, 2004, an increase of approximately $16.6 million. The increase resulted primarily from the $39.5 million in net proceeds received from our IPO during the first quarter of 2005, partially offset by net cash used to fund ongoing operations.

Net cash used in operating activities was approximately $21.6 million for the nine-month period ended September 30, 2005, reflecting the net loss occurred for this period of approximately $26.3 million, offset primarily by non-cash charges for stock-based compensation of $2.2 million, depreciation and amortization of $1.3 million, deferred rent of $404,000, and an increase in accounts payable and accrued liabilities of $877,000; which was offset by accrued interest income of $331,000.   Net cash used in operating activities was approximately $14.7 million for the nine-month period ended September 30, 2004 reflecting the net loss occurred for this period of approximately $18.4 million, offset primarily by non-cash charges for stock-based compensation of $1.7 million, depreciation and amortization of $1.0 million, an increase in accounts payable and accrued liabilities of $546,000, and deferred rent of $448,000.

Net cash used in investing activities for the nine-month period ended September 30, 2005 was approximately $24.0 million, reflecting the purchase of $23.2 million in short-term investments and the purchase of approximately $806,000 of property and equipment. Net cash used in investing activities for the nine-month period ended September 30, 2004 was approximately $3.4 million, reflecting primarily the purchase of approximately $3.6 million of property and equipment, partially offset by amount received from our landlord as a reimbursement of costs associated with tenant improvements expenditures.

Net cash provided by financing activities for the nine-month period ended September 30, 2005 was approximately $39.0 million, reflecting primarily the net proceeds from our IPO during the first quarter of 2005 of approximately $39.5 million.  Net cash provided by financing activities for the nine-month period ended September 30, 2004 was approximately $45.3 million, reflecting primarily the net proceeds from the sale of our Series C preferred stock in March and April 2004 and net proceeds of debt financing of approximately $1.2 million.

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

As of September 30, 2005, we do not believe that we have invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Other than FavId, we have only two other product development programs, which are at significantly earlier stages of development. We are currently preparing to file an IND for a product candidate, FAV-201, from one of these programs in patients with T-cell lymphoma. During the fourth quarter of 2005, we intend to initiate preclinical studies to assess the applicability of our technology to autoimmune diseases, with an initial focus on multiple sclerosis. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. We cannot be certain that the clinical development of FavId or any other product candidate in preclinical testing or clinical trials will be successful, that it will receive the regulatory approvals required to commercialize it, or that any of our other research programs will yield a product candidate suitable for entry into clinical trials. If we are unable to commercialize FavId or our other product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 120 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We initiated a pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in July 2004. We expect to complete enrollment of our target of 342 evaluable patients by year end or soon thereafter and anticipate an analysis of the secondary endpoint, RRI, during the fourth quarter of 2006 and final analysis of the primary endpoint, TTP, during the second half of 2007. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2005. One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States. A second of these is being conducted as a physician-sponsored clinical trial in Switzerland. Sponsorship for a physician-sponsored IND of an ongoing Phase 2 clinical trial was assumed in August 2004. We are also developing our preclinical candidete FAV-201 for the treatment of T-cell lymphoma and we are currently preparing to file an IND.

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

We are a development stage company with a limited operating history. We have financed our operations through private placements of preferred stock, an initial public offering of our common stock, and equipment and leasehold debt financing. We have incurred losses in each year since our inception in 2000. Net losses were $8.5 million and $26.3 million for the three- and nine- month periods ended September 30, 2005, respectively; $7.3 million and $18.4 million for the three- and nine- month periods ended September 30, 2004, respectively; and $26.0 million, $13.3 million, $7.2 million, $3.8 million and $1.0 million for 2004, 2003, 2002, 2001 and 2000, respectively. As of September 30, 2005, we had an accumulated deficit of $105.8 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs and, to a lesser extent, general and administrative expenses. We also have substantial lease and debt obligations related to our manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

We anticipate our cash, cash equivalents and short-term investments to be in the range of $33 million to $34 million at December 31, 2005. We will need to raise additional funds in order to commercialize FavId, including the completion of the construction and qualification of a commercial scale manufacturing facility. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Factors that May Affect Future Operating Results” section of this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of an option grant or stock issuance and the option exercise price or price paid for the stock. Stock-based compensation is amortized over the vesting period of the option or issuance. As of September 30, 2005, deferred stock-based compensation related to option grants to our employees and non-employee directors totaled $6.4 million, which is being amortized to expense on a straight-line basis as the options or stock are earned, generally over a period of four years. Options granted to consultants, if any, for compensation purposes, must be remeasured at each reporting date during the vesting period. The remeasurement and the corresponding effect on the related expense may result in an increase in net losses for a given period.

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

If the quality or accuracy of the clinical data obtained by medical institutions and clinical investigators, including physician sponsors, is compromised due to their failure to adhere to applicable laws or our clinical protocols or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize FavId, or any other product candidates that we may develop. If any of our relationships with any of these organizations or individuals terminates, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these third parties would delay our clinical trials and could jeopardize our ability to commercialize FavId and our other product candidates on a timely basis, or at all.

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

We will need to either expand and qualify our current facility or construct and qualify a commercial scale manufacturing facility in order to commercialize FavId or any other product candidates that we may develop. We believe our current facility, as expanded in August 2005, could be used to manufacture FavId for initial commercial launch. We cannot assure you that we would be able to meet commercial demand for FavId in this facility.  Additionally, we may require a larger production facility to meet the demand for FavId if it is approved.  We would need to raise additional debt or equity capital to finance either facility.  Such financing may not be available or, if available, may not be obtained on terms favorable to us or our stockholders.

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

Several companies are engaged in the development and commercialization of passive immunotherapy products for the treatment of B-cell NHL that may compete with FavId. Genentech and Biogen Idec are co-marketing Rituxan for the treatment of relapsed or refractory, indolent B-cell NHL. Biogen Idec has also received FDA approval to market Zevalin, its passive radioimmunotherapy product. GlaxoSmithKline plc has received FDA approval to market Bexxar, a passive radioimmunotherapy product.

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

As of September 30, 2005, we had 133 employees. Of these, 113 employees were in research and development comprised of 78 in manufacturing, quality control and quality assurance, 30 in research and process development, and five members of senior management.  Of the remaining employees, two were members of senior management and 18 were in administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth will impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we will need to:

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

We also have 22 patent applications pending outside of the United States, and have received notices that four of these applications will issue as patents. Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the United States. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

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

Our commercial success will depend in part on not infringing the patents or proprietary rights of third parties. We are aware of competing intellectual property relating to active idiotype immunotherapies for cancer. Competitors or third parties may be issued, or may currently hold, patents that may cover subject matter that we use in developing the technology required to bring our product candidates to market, that we use in producing our product candidates, or that we use in treating patients with our product candidates. In addition, from time to time we receive correspondence inviting us to license patents from third parties. While we currently believe we have freedom to operate in these areas, others may challenge our position in the future. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

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

The first patent listed above was issued to Genentech in 2001. We do not believe that this patent covers our technology, and we note that in May 2005, a third party filed a request for reexamination of this patent with the U.S. Patent and Trademark Office, requesting that the claims of this patent be reexamined as to their patentability. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

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

Until our IPO in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not develop or be sustained. Our stock price has traded in the range of $7.50 - $3.31 from the commencement of our IPO on February 2, 2005 to October 31, 2005.

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

As of September 30, 2005, our officers, directors and those stockholders owning at least five percent of our outstanding capital stock together beneficially held approximately 71.5% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of September 30, 2005, all of our short-term investments were government agency securities, corporate notes and bonds, and our cash equivalents were held in checking accounts and money market funds.

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

During the three months ended September 30, 2005, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2005, we had invested the $40.9 million in gross proceeds from the offering, net of underwriting discounts and commissions, in government agency securities, corporate bonds and notes and money market funds.  Through September 30, 2005, we have used approximately $4.2 million of the net proceeds from our initial public offering to fund $1.7 million of salaries expense, $1.0 million of payments to third-party vendor related to our pivotal Phase 3 clinical trial, $700,000 in raw materials and supplies to manufacture FavId, $500,000 for facility lease expense, and $500,000 to principal  payments on our debt obligations.

The foregoing payments were direct payments made to third parties who were not our directors of officers (of their associates), persons owning ten percent or more of any class of our equity securities or any other affiliate, except that the proceeds used for salaries expense inculded regular compensation for officers and directors.  The use of proceeds does not represent a material change from the use of proceeds described in the prospectus we filed pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission on February 3, 2005.

Item 6.  Exhibits.

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of Registrant.(1)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

10.1	2005 Non-employee Director’s Stock Option Plan.

10.2	2005 Non-employee Director’s Stock Option Plan Form of Stock Option Agreement

10.3	2005 Non-employee Director’s Stock Option Plan Form of Stock Option Grant Notice (Initial Grant).

10.4	2005 Non-employee Director’s Stock Option Plan Form of Stock Option Grant Notice (Annual Grant).

10.5	Amended and Restated Office Lease dated October 31, 2005 between the Registrant and Kilroy Realty, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed as an Exhibit to Favrille, Inc.’s Registration Statement on Form S-1 (File No. 333-114299), as amended, and incorporated by reference herein.

Favrille, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)