Form 10-K
period 2005-12-31
FAVRILLE INC
filed 2006-03-29
CIK 1285701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐     Accelerated filer     ☐     Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the Nasdaq National Market on June 30, 2005 was $34,458,779.   For purposes of determining this amount, Registrant has defined affiliates to include (a) the executive officers and directors of the Registrant on June 30, 2005 (b) stockholders affiliated with our directors and (c) each stockholder that had informed Registrant by June 30, 2005 that it was the beneficial owner of 10% or more of the outstanding common stock of the Registrant.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 23, 2006, there were 28,920,426 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part III: Items 10, 11, 12 13 and 14	Proxy Statement for 2006 Annual Meeting of Stockholders

FAVRILLE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PART I

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described in Item 1A of Part I and elsewhere in this Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.            Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. We completed enrollment in a pivotal Phase 3 clinical trial of FavId in patients with follicular B-cell NHL in January 2006.

The American Cancer Society estimates that approximately 56,000 people were diagnosed with NHL in the United States in 2005, and the National Cancer Institute, or NCI, has estimated that approximately 332,000 patients suffer from this disease. Approximately 85% of NHL patients have B-cell NHL. We believe that approximately half of these patients have the slow-growing, or indolent, form of the disease. The majority of the remaining patients have a faster growing form of the disease, commonly referred to as aggressive NHL. Only half of these are cured with currently available standards of care. A number of therapies are used to treat indolent B-cell NHL, including the current standard of care, Rituxan®, which had sales in the United States of approximately $1.8 billion in 2005 for indolent B-cell NHL and other indications. Despite the benefits of current therapies, patients with indolent B-cell NHL still relapse following treatment, and the disease is considered to be incurable.

FavId is being developed for use following treatment with existing standards of care to extend time to disease progression, or TTP, in patients with B-cell NHL. Our Phase 3 clinical trial is designed to evaluate FavId’s ability to extend TTP in patients with follicular B-cell NHL following treatment with Rituxan. Follicular B-cell NHL is the most common form of the indolent disease. We anticipate an analysis of the secondary endpoint, response improvement, during the fourth quarter of 2006. Analysis of the primary endpoint of the trial, TTP, is expected during the second half of 2007. In January 2006 we announced that we received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for FavId.

In addition to our Phase 3 clinical trial, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials involving more than 130 patients. We presented long-term follow-up data from our Phase 2 clinical trial of FavId following Rituxan therapy in patients with follicular B-cell NHL at the American Society of Hematology, or ASH, Annual Meeting in Atlanta in December 2005. These data suggest that the administration of FavId following Rituxan may improve response over Rituxan alone and extend TTP compared to historical data of Rituxan alone.

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

We believe FavId may be effective in treating other types of B-cell NHL as well. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2006. One of these clinical trials is being conducted under a separate physician-sponsored Investigational New Drug, or IND, application in the United States. A second of these is being conducted as a physician-sponsored clinical trial in Switzerland. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology will enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases, with an initial focus on multiple sclerosis. We are currently developing a second product candidate, FAV-201, for the treatment of T-cell lymphoma and intend to file an IND and initiate a Phase 1/2 clinical trial evaluating the safety and immune response of FAV-201 in the first half of 2006. We have retained exclusive worldwide commercialization rights to all of our product candidates.

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

The immune system is generally very effective in destroying pathogens-viruses, bacteria, or other foreign microorganisms that it recognizes as foreign. For this reason, a properly functioning immune system is highly regulated to ensure that its destructive power is not directed against normal tissue. If this regulation breaks down, an immune response may be generated against normal tissue, which can lead to autoimmune diseases, such as multiple sclerosis, rheumatoid arthritis and lupus. In the case of cancer, this strict regulation of the immune system may prevent an effective immune response from being mounted because of the body’s inability to distinguish the cancer as foreign. Researchers believe that teaching the immune system to recognize the proteins associated with cancer cells as foreign will enable the immune system to identify and eliminate cancers, such as lymphoma.

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

Passive immunotherapy utilizes large doses of infused antibodies that bind to antigens primarily expressed by a tumor cell and by few or no normal cells. These antibodies circulate throughout the bloodstream, binding to antigens on targeted cells, thereby flagging them for destruction. One of the most widely used passive immunotherapies for the treatment of B-cell NHL is Rituxan. Rituxan has demonstrated the ability to induce a clinical response – at least a 50% reduction in tumor burden – in approximately 50% of patients with indolent B-cell NHL with few side effects. In patients who respond to Rituxan, this response lasts on average approximately 12 months. Despite their widespread use in fighting cancer, passive immunotherapies such as Rituxan suffer from significant limitations, including a limited duration of efficacy and the development of resistance. Additional passive immunotherapies have attempted to overcome the shortcomings of Rituxan by linking antibodies to radioactive molecules that can directly destroy the cell to which the antibody is bound. However, improvements in time to disease progression, if any, have been modest.

Active immunotherapy teaches the patient’s own immune system to recognize and fight cancer. Active immunotherapy is designed to program the immune system to generate a sustained and robust humoral (B-cell) and cell-mediated (T-cell) immune response. Idiotype immunotherapy, including our product candidate, FavId, for the treatment of B-cell NHL, is an example of active immunotherapy. In the case of B-cell NHL, the antibody protein made by a person’s B-cell NHL is used as a target for immune attack. The unique antigens in this antibody protein are referred to as the idiotype. The immune system can differentiate between lymphoma cells and normal B-cells based on their idiotype. As a result, following successful idiotype immunotherapy, a patient’s immune response is specific to their B-cell lymphoma.

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

In an attempt to increase the idiotype-specific immune response, the NCI trial supplemented the idiotype immunotherapy with granulocyte macrophage colony stimulating factor, or GM-CSF, a white blood cell growth factor designed to enhance the immune response. Lymphoma-specific immune responses were reported for 19 of the 20 patients in the trial, and the most recent update from this trial in December 2005 indicates that with a median follow-up time of 9.2 years, 45% of patients remain in continuous complete remission with an overall survival rate of 90%. The trial also showed that the immunotherapy converted eight of 11 patients tested to a molecular remission, which means no evidence of tumor could be seen even at the more sensitive level of DNA detection. The preliminary results from the NCI trial were published in the medical journal Nature Medicine in October 1999, and the most recent update from this trial was published in the medical journal Blood in November 2003.

Barriers to Commercialization

Although the Stanford and NCI clinical trials demonstrated favorable results, substantial manufacturing difficulties have limited further development of an active idiotype immunotherapeutic approach to the treatment of B-cell NHL. The manufacturing process used to produce the idiotype immunotherapies studied at Stanford and the NCI has lengthy and inconsistent production timelines and is labor-intensive, with a reported manufacturing failure rate as high as 15%. As a result, we believe this process would make active idiotype immunotherapies produced using this process difficult to commercialize.

Our Solution for the Commercial Production of Active Idiotype Immunotherapy

We have developed a proprietary technology that we believe enables us to overcome historical limitations to the manufacturing and commercialization of active idiotype immunotherapies. Our technology utilizes an insect-cell virus that carries genetic information that is identical to a patient’s lymphoma. By introducing this virus into an insect cell line, we can produce sufficient quantities of idiotype protein for our immunotherapy. We believe our manufacturing process has the following benefits:

• Rapid Production Cycle. We manufacture FavId and deliver it to the patient in eight weeks. We believe our production cycle time is a number of months shorter than previously reported cycle times for manufacturing idiotype immunotherapies for B-cell NHL. Our production timeline allows us to administer FavId at what we believe is the optimal time following treatment with Rituxan.

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

Our production process requires standardized small volumes, is readily reproducible, and requires limited production time. As a result, we believe our cost of production can allow for a commercially viable product with gross margins similar to those seen for other biopharmaceuticals and enable physicians to use FavId in concert with all existing standards of care for indolent B-cell NHL, including Rituxan.

Our Development Programs

The chart below summarizes the status of ongoing, recently completed and currently planned clinical and preclinical development programs. We have retained exclusive worldwide commercialization rights to all of our product candidates.

Product	Indication	Patient Population	Status
FavId
Following Rituxan	Follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients(1)	Phase 3 trial enrollment complete: analysis of secondary endpoint, response improvement, fourth quarter 2006; analysis of primary endpoint, TTP, second half of 2007
Following Rituxan	Follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients	Phase 2 trial enrollment complete: patients in long-term follow-up
Single agent	Indolent B-cell NHL	Relapsed/refractory patients	Phase 2 trial enrollment complete: patients in long-term follow-up
Following autologous stem cell transplant	Indolent B-cell NHL	Patients eligible for autologous stem cell transplant	Phase 2 trial enrolling patients(2)
With maintenance Rituxan	Indolent B-cell NHL	Treatment-naïve patients	Phase 2 trial enrolling patients
Single agent	Non-follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients	Phase 2 trial enrolling patients(2)
Following prior therapy	Follicular B-cell NHL	Patients who progressed in our Phase 3 trial without receiving FavId	Phase 2 trial enrolling patients
Following chemotherapy/Rituxan in patients with aggressive NHL	Aggressive B-cell NHL	Treatment-naïve patients	Randomized double-blind controlled Phase 2/3 trial open for enrollment
FAV-201	T-cell lymphoma	Previously treated patients	Phase 1/2 trial expected start: first half 2006
Autoimmune Disease Candidate	Multiple sclerosis	Not applicable	Preclinical development

(1) Patients are considered relapsed if their lymphoma has returned after a response to prior therapy. Patients are considered refractory if they have not responded to prior treatments.

(2) This trial is physician-sponsored, which means that a physician, rather than Favrille, is responsible for managing the conduct of the trial and the resulting data. The responsible physician has filed an IND with the FDA or similar regulatory authority in Switzerland for the study and is the owner of that IND. We will provide FavId at our own expense for use in physician-sponsored trials and, in some cases, funding.

FavId for B-Cell NHL

Overview

Our lead product candidate, FavId, is an active immunotherapy that is based upon unique genetic information extracted from a patient’s tumor. We completed enrollment in a pivotal Phase 3 clinical trial evaluating FavId in treatment-naïve or relapsed or refractory follicular B-cell NHL patients following treatment with Rituxan in January 2006. Follicular lymphoma accounts for the majority of all indolent B-cell NHL cases. To date, we have conducted several multi-center, open-label Phase 2 clinical trials of FavId involving more than 130 indolent B-cell NHL patients. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2006. One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States. A second is being conducted as a physician-sponsored clinical trial in Switzerland. We currently retain exclusive worldwide commercialization rights to FavId.

Market Opportunity

The American Cancer Society cites NHL as the sixth most common form of cancer and the sixth leading cause of death among cancers in the United States. The American Cancer Society estimated that approximately 56,000 people were diagnosed with NHL in the United States in 2005, and the NCI has estimated that approximately 332,000 patients suffer from this disease. B-cell NHL is a cancer of B-cell lymphocytes, the body’s white blood cells principally responsible for fighting disease. Approximately 85% of NHL patients in the United States have B-cell NHL. We believe that approximately half of these patients have the indolent form of the disease. Although indolent B-cell NHL is slow-growing, it is incurable with existing therapies and inevitably fatal. The median survival time for patients diagnosed with advanced stages of indolent B-cell NHL is estimated to be between seven and ten years.

Current Treatments

Overview.  B-cell NHL is composed of a diverse group of malignancies with varying patterns of behavior and responses to treatment. Both the prognosis for patients with this disease, and the treatment that they are likely to receive, depend on the histologic type and stage. B-cell NHL is commonly divided into two groups: indolent NHL and aggressive NHL. Indolent B-cell NHL has a relatively good prognosis, with a median survival as long as 10 years. Early-stage indolent B-cell NHL can be effectively treated and often cured with radiation therapy alone. Patients with advanced stage indolent B-cell NHL are not considered curable but generally respond to treatment with a remission. These remissions are generally temporary, however, and patients require additional treatments when they relapse. Aggressive B-cell NHL has a shorter natural history. Only 50% of these patients can be cured with chemotherapy alone or with combinations of chemotherapy and Rituxan. If patients relapse after treatment, the vast majority of relapses occur in the first two years following therapy.

Chemotherapy.  Prior to Rituxan’s availability, chemotherapy was traditionally used as the primary therapy for most patients with B-cell NHL. Chemotherapy is typically administered in repeated cycles over three to eight months and can substantially reduce the amount of lymphoma and often achieve remission. Patients receiving chemotherapy generally experience a number of side effects, including fatigue, nausea, hair loss and increased risk of infection. These side effects may result in the need for supportive care, including additional therapies and hospitalization. Patients also experience late side effects such as sterility, myelodysplastic syndromes, second cancers, and heart dysfunction. The toxicity and inconvenience of chemotherapy can impose a heavy strain on a patient’s overall quality of life.

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

Rituxan used either alone or in combination with another therapy is the current standard of care for the treatment of B-cell NHL patients. Sales of Rituxan in the United States have grown from $162 million in 1998 to approximately $1.8 billion in 2005. Our clinical registration strategy involves the administration of FavId to the group of patients who would receive Rituxan, that is combine active and passive immunotherapies. Since Rituxan is the current standard of  care, we believe this approach of FavId used in combination with Rituxan treatment will allow the largest number of patients with B-cell NHL to benefit.

Clinical Development

Pivotal Phase 3 Clinical Trial – FavId Following Rituxan.  We completed enrollment in a Phase 3 clinical trial of FavId in patients with follicular B-cell NHL in January 2006. This trial was initiated in July 2004 with an enrollment target of 342 eligible patients. The randomized, double-blind, placebo-controlled trial is being conducted at 67 oncology centers and more than 100 sites across the U.S. Approximately 80 percent of the patients enrolled are treatment-naïve, with the remainder either relapsed from or refractory to prior therapies.

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

The primary endpoint of the trial is TTP, which in this protocol is the time that elapses between randomization and disease progression. The trial is designed to demonstrate a statistically significant improvement in median TTP in those patients treated with FavId compared to those patients treated with placebo. We expect an analysis of the TTP data during the second half of 2007. The trial will also include an analysis based on a secondary endpoint, response improvement, which we anticipate will occur during the fourth quarter of 2006.

We have a Special Protocol Assessment, or SPA, from the FDA for our Phase 3 clinical trial. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis for approval of a Biologics Licensing Application, or BLA, if the trial is successful in meeting its predetermined objectives. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced.

In January 2006 we announced that we received Fast Track designation from the FDA for FavId. Fast Track designation is granted for a new drug that is intended to treat a serious or life-threatening condition and demonstrates the potential to address an unmet medical need and as a result is eligible for priority review by the FDA. This action by the FDA has the potential to save Favrille valuable time in the regulatory approval process and serves as an acknowledgement of the potential for FavId in the treatment of follicular B-cell NHL.

Phase 2 Clinical Trial – FavId Following Rituxan.  We initiated a Phase 2 clinical trial of FavId in patients with follicular B-cell NHL who were candidates for Rituxan therapy in June 2002. Initially, this trial was limited to relapsed or refractory patients who had previously undergone treatment with Rituxan, chemotherapy or both. In April 2003, we expanded the entry criteria for this trial to include patients with no prior treatment for their lymphoma. The open-label Phase 2 trial was conducted at 20 sites. Enrollment in this trial was completed in December 2003. A total of 103 patients were enrolled in the trial, of which 89 had stable disease or a better response to Rituxan and received FavId, including 55 who were relapsed from or refractory to prior treatments and 34 who were treatment-naïve.

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

Long-term follow-up data from this Phase 2 trial were reported at the ASH Annual Meeting in Atlanta in December 2005. In an oral presentation entitled “Extended Follow-Up and Analysis with Central Radiological Review of Patients Receiving FavId (Id/KLH) Vaccine Following Rituximab,” Omer Koc, M.D., a clinical trial principal investigator and Staff Physician, Hematology/Oncology, at the Cleveland Clinic Foundation, reported that the administration of FavId following Rituxan appears to improve response over Rituxan alone and extend TTP compared to historical data of Rituxan alone. The data also compare favorably with previous immunotherapy clinical trials in patients with B-cell NHL that have used chemotherapy to induce remissions.

Treatment-naïve patients who responded to an initial course of Rituxan with a partial or complete remission, or Rituxan responder population, demonstrated the longest TTP, with only 4 of 23 or 17% of patients in this subpopulation having progressed as of December 2005 at a median observation period of approximately 22 months. In addition, only 10 of 35, or 29% of the total treatment-naïve population and 10 of 44, or 23%, of the Rituxan-responder population (including those that were not treatment-naïve) had progressed as of December 2005.

As this Phase 2 clinical trial enrolled both patients that were relapsed or refractory from prior treatment and patients who had received no prior treatment for their lymphoma, we can only compare our preliminary results for these subsets of our patient population with available published data. One clinical trial published by Dr. Thomas E. Witzig in the Journal of Clinical Oncology in May 2002 reported results for 58 follicular B-cell NHL patients relapsed from or refractory to chemotherapy who were subsequently treated with

Rituxan alone. In our Phase 2 clinical trial we treated 23 follicular B-cell NHL patients relapsed from chemotherapy whom we believe to be comparable with respect to the patient characteristics in the Witzig clinical trial. The median TTP for the subset of follicular patients in the Witzig trial was 10.2 months. The median TTP of the 23 patients relapsed from chemotherapy in our Phase 2 clinical trial is projected at 24.2 months. We believe these data show a positive trend to a longer TTP in patients treated with Rituxan followed by FavId compared to patients treated with Rituxan alone.

A secondary endpoint in our clinical trial was response improvement. Response improvement attempts to measure the additional responses that occur as a result of FavId. In this trial, response improvement was defined as the improvement in responses that occurred after three months from the start of Rituxan. Improvement in response can be seen in three different ways. Patients who have stable disease at month three can go on to have a response (either a complete or partial remission) sometime after month three. Partial remission is defined as reduction in tumor size of at least 50% and complete remission is defined as no detectable tumor by CT scan.  In addition, a patient with a partial remission at month three can go on to have a complete remission at some time following month three. Using this definition, we reported that 23 of 85, or 27%, of our patients experienced an improvement in their response category after month three, including 12 of 42, or 29%, from stable disease to partial response, 2 of 42, or 5%, from stable disease to complete response, and 9 of 43, or 21%, from partial remission to complete remission.

The overall clinical response rate in the Phase 2 trial increased from 49% at month 3 following Rituxan alone to 65% following the initiation of FavId.

The positive interim results found in this Phase 2 clinical trial do not guarantee final results, and our positive assessment of FavId in this clinical trial could differ from our assessment of FavId following completion of this trial or the pending Phase 3 clinical trial. We believe an analysis of the characteristics of those patients in our trial whose disease relapsed compared to those whose disease had not allowed us to optimize the design of our pivotal Phase 3 clinical trial.

Phase 2 Clinical Trial – FavId as a Single Therapeutic Agent in Relapsed or Refractory NHL Patients.  In September 2002, we completed enrollment of a Phase 2 clinical trial evaluating FavId as a single therapeutic agent in indolent B-cell NHL patients who were either relapsed from, or refractory to, prior treatments. The trial was conducted at multiple sites and was designed to determine whether use of FavId alone could stimulate an immune response and whether this response would result in a clinical benefit. We obtained tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s FavId. In addition, a CT scan was conducted in order to measure tumor burden before FavId treatment. Each patient received monthly injections of FavId and GM-CSF for six months. If a patient’s lymphoma remains under control after the induction period, the patient receives maintenance injections of FavId given every other month for a year and then every third month until TTP. Throughout the trial, patients receive CT scans every three months to determine whether their lymphoma is under control. During the trial, patients do not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial terminates.

Results from the 27 evaluable patients in the trial showed one patient with a complete remission and three patients with partial remissions, meaning at least a 50% reduction in tumor size, for an overall response rate of 15%. In addition, four patients demonstrated a 25% to 50% reduction in their total lymphoma burden, a minor response, and 15 patients demonstrated stable disease. The other four patients demonstrated disease progression. The median TTP for the 27 patients was 13.5 months using a Kaplan-Meier analysis. As of March 2006, one patient has remained progression free for 46 months and is continuing with FavId injections.

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

	Single Agent FavId	Witzig Rituxan	McLaughlin Rituxan	Witzig Zevalin
Patients	27	58	166	55
TTP (months)	13.5	10.2	9.0	12.6

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

Phase 2 Clinical Trial – FavId Following Autologous Stem Cell Transplantation.  Patient enrollment for a physician-sponsored Phase 2 clinical trial evaluating FavId in patients with indolent B-cell NHL following autologous stem cell transplantation began in November 2000. Autologous stem cell transplantation involves the removal of important blood cells from a patient before the patient receives large doses of chemotherapy. After chemotherapy, the blood cells are returned to the patient to speed recovery from the chemotherapy treatment. This trial is currently being conducted at two sites.

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

Interim data from this trial were presented at the American Society of Clinical Oncology Annual Meeting in Orlando in May 2005. The data demonstrated that patients developed a rapid immune response to both KLH and their idiotype with T-cell responses to both KLH and idiotype, often measured following a single FavId injection. As of May 2005, 10 out of 13 patients remain in complete remission, ranging from 10 to 43 months since autologous stem cell transplantation.

Phase 2 Clinical Trial – FavId Combined with a Maintenance Rituxan Schedule.  Patient enrollment for a multi-center, physician-sponsored Phase 2 clinical trial evaluating FavId in combination with maintenance Rituxan for the treatment of indolent B-cell NHL began in May 2004. We assumed sponsorship of the IND in August 2004. The trial is open to treatment-naïve patients with indolent B-cell NHL and is designed to enroll a total of 56 patients over a two-year period.

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

Phase 2 Clinical Trial – FavId in Non-follicular B-cell NHL.  Patient enrollment for a physician-sponsored Phase 2 clinical trial evaluating FavId in patients with non-follicular B-cell NHL was initiated in Europe in June 2005. The trial is open to patients with various non-follicular lymphomas who are either treatment-naïve for their lymphoma, relapsed or refractory following prior chemotherapy for their lymphoma, or relapsed following a prior response to Rituxan. The trial is expected to enroll 15 patients, but enrollment may be expanded if activity is seen in any specific patient subset.

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

Phase 2 Clinical Trial – FavId Following Prior Therapy.  We continue to enroll patients in our Phase 2 clinical trial of FavId in patients who have received prior therapy for their follicular B-cell NHL. This trial was designed primarily to provide FavId to those patients in our pivotal Phase 3 clinical trial who did not receive FavId. This would include patients who progressed after receiving Rituxan, and those patients who were randomized to placebo and later progressed. This trial is being conducted at sites participating in our Phase 3 clinical trial.

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

Phase 2/3 Clinical Trial – Following Chemotherapy/Rituxan in Patients with Aggressive B-cell NHL.  In the first half of 2006, we expect to begin enrolling patients in a randomized double-blind controlled Phase 2/3 clinical trial of FavId in patients with aggressive B-cell NHL who have received prior treatment with a chemotherapy/Rituxan combination. This trial will evaluate the ability of FavId to increase the cure rate of this disease. The trial will require the enrollment of approximately 480 patients over the course of three years.

Safety. In December 2005, our independent Data Monitoring Board met and reviewed safety data from our pivotal Phase 3 clinical trial of FavId and recommended that we continue the trial as planned.

FAV-201 for T-cell Lymphoma

Our product candidate FAV-201 is a patient-specific T-cell receptor-based immunotherapy. We intend to file an IND and initiate a Phase 1/2 clinical trial evaluating the safety and immune response of FAV-201 in patients with T-cell lymphoma during the first half of 2006. This trial builds upon preclinical data that suggest activity of an immunotherapy based on a T-cell receptor. Patients will be observed for evidence of specific cell-mediated and humoral immune responses to FAV-201, and any clinical responses will also be documented.

Autoimmune Disease Candidate

Autoimmune disease occurs when the body’s immune system mistakenly attacks and destroys body tissue that it believes to be foreign. In certain instances, autoimmune disease can result from an outgrowth of a limited number of disease-causing lymphocytes that recognize self antigens. Preclinical studies have shown that immunotherapies may prevent or treat autoimmune diseases. In the second half of 2005, we initiated preclinical studies to evaluate whether immunotherapies manufactured in a fashion similar to FAV-201 will be effective in preventing or treating autoimmune disease, with an initial focus on multiple sclerosis.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. Key elements of our strategy for achieving this goal are to:

• Complete Clinical Development and Obtain Regulatory Approval for FavId. We have completed enrollment in a pivotal Phase 3 clinical trial evaluating FavId for the treatment of follicular B-cell NHL. The trial is under an SPA from the FDA. We also received Fast Track designation for FavId from the FDA, which may result in an expedited review by the FDA. We expect an analysis of the secondary endpoint, response improvement, in the fourth quarter of 2006 and an analysis of the primary endpoint, TTP, in the second half of 2007.

• Utilize Our Proprietary Technology to Develop Additional Product Candidates. We believe that active immunotherapy may have applications in a number of additional diseases beyond B-cell NHL, such as T-cell lymphoma and autoimmune diseases, including multiple sclerosis. For example, we are currently studying a second product candidate, FAV-201, for the treatment of T-cell lymphoma and intend to initiate a Phase 1/2 clinical trial in the first half of 2006. In addition, we initiated a preclinical development program to identify active immunotherapies for the treatment of multiple sclerosis in the second half of 2005.

• Retain Commercialization Rights to Our Oncology Products. We intend to focus our internal development efforts on FavId and other oncology product candidates. We hold exclusive worldwide commercialization rights to FavId without any obligation to pay royalties to any third party on sales. We plan to retain United States commercialization rights to these product candidates at least through completion of BLA filing. At that point, we will assess whether to market and sell FavId and future products in the United States directly through an internal sales force or together with a co-promotion partner. We intend to seek a commercialization and development partner outside of the United States. We intend to seek one or more collaborators to develop and commercialize our product candidates and programs for chronic autoimmune diseases, such as multiple sclerosis, in exchange for license fees, milestone payments and royalties.

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

Manufacturing Facility

We currently manufacture FavId for our clinical trials in our state-of-the-art, multi-product cGMP manufacturing facility which consists of approximately 26,000 square feet of leased space in an 80,000 square-foot facility at our corporate headquarters. In September 2004, we received a manufacturing license from the California Department of Health Sciences. In November 2005, we signed an amended lease agreement to expand capacity within our existing manufacturing facility to support commercial-scale manufacturing of FavId®. This 80,000-square foot facility will be devoted to manufacturing and research and development, and is intended to give us the capacity to produce FavId to meet commercial needs while continuing to support additional clinical trials. We anticipate that the expanded capacity of our manufacturing facility will be sufficient to supply FavId for up to 4,000 patients per year. In addition, we have committed to lease an adjacent 48,000-square foot facility to house our corporate headquarters and warehousing operations. We plan to begin construction for the expansion of capacity within our manufacturing facility in June 2006.

Key Suppliers

We currently depend on single source suppliers for critical raw materials used in the manufacture of FavId. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, which is currently the only supplier of KLH that has submitted the required filing, known as a drug master file, with the FDA. In November 2004, we entered into an eight-year supply agreement with biosyn under which biosyn has agreed to supply us with KLH. We have purchased the required initial minimum supply of KLH and we have committed to minimum annual KLH purchase requirements during commercialization of FavId. An additional aggregate of up to $300,000 will be due upon the achievement of certain milestones, the timing of which is not known at this time. Either party may terminate the supply agreement upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. There may be no other supplier of KLH of suitable quality for our purposes. In addition, we depend on a single source supplier for the cell growth media we use to produce FavId. We purchase this material from Expression Systems LLC. We currently rely on purchase orders to obtain this material and do not have a supply agreement with Expression Systems. We intend to qualify a second source for the cell growth media or manufacture the cell growth media in house from commercially available raw materials but may not be able to do so. The GM-CSF that we administer with FavId is commercially available only from Berlex Laboratories, Inc. We currently rely on purchase orders to purchase GM-CSF and do not have a supply agreement with Berlex. GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians. Our current strategy for initial commercialization of FavId involves the administration of FavId following treatment with Rituxan. Rituxan is a passive immunotherapy for patients with NHL, which is also FDA-approved and is commercially available solely from Genentech and Biogen Idec. We currently rely on physicians to order and administer Rituxan to patients prior to the administration of FavId in our registration trial.

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

We may enter into collaboration agreements with third parties with respect to other product candidates we develop, which may include co-marketing or co-promotion arrangements. Alternatively, we may grant exclusive marketing rights to one or more strategic collaborators in exchange for upfront fees, future milestone payments and royalties on sales.

We are currently in the process of acquiring the resources and experience necessary to market FavId or our other product candidates ourselves. We currently have no arrangements for distribution of our product candidates. Our future commercial success will depend on our ability to establish our own sales and marketing infrastructure or to collaborate with third parties that have greater sales and marketing experience and resources than our own.

Competition

The development and commercialization of new pharmaceutical products for the treatment of cancer and autoimmune diseases is quite competitive, and we expect to face competition from numerous sources, including major pharmaceutical biotechnology companies, as well as specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have substantially greater financial and technical resources and development, production and marketing capabilities than we do. In addition, many of these companies have more experience than we do in preclinical testing, human clinical trials and manufacturing of biologic therapeutics, as well as in obtaining FDA and foreign regulatory approvals. We will also compete with academic institutions, governmental agencies and private organizations that are conducting research in the fields of cancer and autoimmune disease. Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense.

We are aware of a number of companies that are developing active immunotherapies to treat B-cell NHL. Genitope Corporation is evaluating idiotype immunotherapies in clinical trials. Genitope is conducting a Phase 3 clinical trial of its active idiotype immunotherapy product candidate in patients with follicular B-cell NHL who are in first remission following prior treatment with chemotherapy. Antigenics, Inc. completed a Phase 2 clinical trial evaluating its active immunotherapy candidate in indolent B-cell NHL patients. The NCI is also conducting a Phase 3 clinical trial of an active idiotype immunotherapy in collaboration with Accentia Biopharmaceuticals.

Several companies are engaged in the development and commercialization of passive immunotherapy products for the treatment of B-cell NHL that may compete with FavId. Genentech and Biogen Idec are co-marketing Rituxan for the treatment of relapsed or refractory, indolent B-cell NHL. Biogen Idec is marketing Zevalin, its passive radioimmunotherapy product. GlaxoSmithKline plc is marketing Bexxar, its passive radioimmunotherapy product.

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

Patents and Proprietary Rights

Our success will depend in large part on our ability to obtain and maintain patent protection for our products and technologies, preserve trade secrets and operate without infringing the intellectual property rights of others. We intend to prosecute and defend our intellectual property rights aggressively. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. Currently we own U.S. Patent No. 6,911,204 together with four pending United States patent applications covering methods of treating immune system diseases, including B-cell and T-cell lymphomas, using our proprietary immunotherapy production methods, as well as methods for combining the idiotype immunotherapies with other therapies that are used to treat diseases of the immune system. We also have three issued patents and 19 patent applications pending outside of the United States, and have received notice that one of these applications will issue as a patent. Our intellectual property related to T-cell receptor-based immunotherapies includes an exclusive royalty-free license from the Sidney Kimmel Cancer Center to intellectual property developed by Dr. Daniel Gold while he was employed there prior to joining us. We have responsibility for the filing, prosecution and maintenance of patent rights associated with this license, but the intellectual property is jointly owned with the Sidney Kimmel Cancer Center which holds a license to use the technology for non-commercial research and educational purposes.

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

We believe that we have valid defenses to any assertion that our product candidates, or the methods that we employ to manufacture them, infringe the claims of the patent held jointly by Genentech and City of Hope National Medical Center relating to the expression of recombinant antibodies. We also believe that the patent may be invalid and/or unenforceable. The relevant patent was issued to Genentech in 2001 in connection with the settlement of a district court action and an interference proceeding in the United States Patent and Trademark Office between Genentech and Celltech R&D Ltd. We believe other biotechnology companies are aware of and are considering the possible impact of this patent and that other companies have negotiated license agreements for this patent. We note that in May 2005, a third party filed a request for reexamination of this patent with the U.S. Patent and Trademark Office, requesting that the claims of this patent be reexamined as to their patentability. We have not attempted to obtain a license to this patent because we believe that properly construed claims do not cover activities related to the manufacture of FavId and FAV-201. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

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

Government Regulation

The testing, development, manufacturing, labeling, storage, record keeping, advertising, promotion, export and marketing, among other things, of our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical and biologic products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates are regulated by the FDA as biologics. Biologics require the submission of a Biologics License Application, or BLA, and approval by the FDA prior to being marketed in the United States. None of our product candidates have been approved by the FDA for marketing in the United States, and we currently have no BLAs pending. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us to administrative or judicial sanctions, including, but not limited to, FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines, injunction and criminal prosecution.

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

In December 2005, we received the FDA designation of FavId as a “fast track product” for treatment of patients with follicular B-cell NHL. We also intend to apply for “fast track” designation for FAV-201 for T-cell lymphoma. Fast track products are those which are intended for the treatment of a serious or life-threatening condition and which demonstrate the potential to address unmet medical needs for such conditions. Fast track products are eligible for two means of potentially expediting product development and FDA review of BLAs. First, a fast track product may be approved on the basis of either a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit. It is sometimes possible to demonstrate efficacy with respect to such endpoints in a shorter period of time than would be the case for other endpoints. Approvals of this kind may be subject to requirements for appropriate post-approval studies to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint, and to certain other conditions. Second, if the FDA determines after review of preliminary clinical data submitted by the sponsor that a fast track product may be effective, it may begin review of portions of a BLA before the sponsor submits the complete BLA, thereby accelerating the date on which review of a portion of the BLA can begin. There can be no assurance that any of our product candidates in development will receive designation as fast track products, and even if they are designated as fast track products, there can be no assurance that our product candidates will be reviewed or approved more expeditiously than would otherwise have been the case.

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

Employees

As of December 31, 2005, we had 136 full-time equivalent employees. Of these, 115 employees were in research and development comprised of 77 in manufacturing, quality control and quality assurance, 33 in research and process development, and five members of senior management. Of the remaining employees, three were members of senior management and 18 were in administration. As of the same date, 18 of our employees had a Ph.D., M.D. or Pharm.D. degree. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Reports

We make available free of charge through our website, www.favrille.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Any information that is included on or linked to our Internet site is not a part of this report or any registration statement that incorporates this report by referenence.

Executive Officers and Directors of the Registrant

The following table sets forth information regarding our executive officers and directors as of December 31, 2005:

Name	Age	Positions
John P. Longenecker, Ph.D.	58	President, Chief Executive Officer and Director
Tamara A. Seymour	47	Chief Financial Officer and Vice President, Finance and Administration
Daniel P. Gold, Ph.D.	51	Chief Scientific Officer
David L.Guy	43	Chief Commercial Officer
Richard Murawski	57	Senior Vice President, Operations
John F. Bender, Pharm.D.	57	Vice President, Clinical Research
John C. Gutheil, M.D.	49	Vice President, Medical Affairs
Alice M. Wei	42	Vice President, Regulatory Affairs and Quality
Cam L. Garner	57	Chairman of the Board of Directors
Michael L. Eagle	58	Director
Antonio J. Grillo-Lopez, M.D.	66	Director
Peter Barton Hutt	71	Director
Douglas E. Kelly, M.D.	45	Director
Fred Middleton	56	Director
Arda Minocherhomjee, Ph.D.	52	Director
Wayne I. Roe	55	Director
Ivor Royston, M.D.	60	Director

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

Daniel P. Gold, Ph.D. co-founded Favrille in January 2000, served as our Executive Vice President of Research and Development from January 2000 to July 2003 and has served as our Chief Scientific Officer since July 2003. He was an Associate Professor at the Sidney Kimmel Cancer Center in San Diego from 1992 through 2003.  Dr. Gold received a bachelor’s degree in Biology from the University of California, Los Angeles, and a Ph.D. in Immunology from Tufts Medical School.

David L. Guy  joined Favrille as our Chief Commercial Officer in early December 2005.  Prior to joining Favrille, Mr. Guy served as Vice President, Global Strategic Marketing and Business Development, Oncology at Schering AG/Berlex from 2002 to 2005. Previously, he served as Director, Oncology Marketing at Genentech from 2000 to 2001.  Prior to Genentech, Mr. Guy spent six years at Sanofi-Aventis as U.S. Business Unit Head, Oncology (Sanofi) from 1994 to 2000 . Mr. Guy earned his Bachelor of Science degree in Biology with a specialization in Molecular Genetics from McMaster University in Hamilton, Ontario.

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

John F. Bender, Pharm.D. has served as our Vice President of Clinical Research since joining us in May 2001. From 1981 to 2001, he was at Pfizer Global Research and Development (formerly Parke-Davis), a division of Pfizer, Inc., and served as its Director of Clinical Research-Oncology from 1997 to 2001. At Pfizer, Dr. Bender was involved with the development of over 20 oncology and infectious disease compounds. He received a bachelor’s degree in Biology from Mount Saint Mary’s College, a bachelor’s degree in Pharmacy from the University of Maryland and a Pharm.D. from the University of Utah.

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

Cam L. Garner has served as a member of our board of directors since December 2000 and as Chairman of our board of directors since May 2001, and served as our acting Chief Executive Officer from August 2001 to February 2002. Mr. Garner recently co-founded specialty pharmaceutical companies, Verus Pharmaceuticals, Inc. and Cadence Pharmaceuticals, Inc.  He serves as Chairman and Chief Executive Officer of Verus Pharmaceuticals, Inc. and Chairman of Cadence Pharmaceuticals, Inc.  He was Chief Executive Officer of Dura Pharmaceuticals, Inc. from 1989 to 1995 and its Chairman and Chief Executive Officer from 1995 to 2000. In 1998, Mr. Garner co-founded DJ Pharma, Inc., and he served as its Chairman until 2000, when it was sold to Biovail Corporation. In 2001, he co-founded a specialty pharmaceutical company, Xcel Pharmaceuticals, Inc., which was acquired by Valeant Pharmaceuticals in 2005.  Mr. Garner also serves on the boards of directors of Somaxon Pharmaceuticals, Inc., a specialty pharmaceutical company and

Pharmion Corporation, a pharmaceutical company, as well as a number of privately-held companies. He received a bachelor’s degree in Biology from Virginia Wesleyan and an M.B.A. from Baldwin-Wallace College.

Michael L. Eagle has served as a member of our board of directors since September 2003. He was Vice President-Manufacturing for Eli Lilly and Company from 1993 to April 2001. Mr. Eagle is a founding member of Barnard Life Sciences and currently serves as a member of the board of a number of privately-held companies.  Mr. Eagle received a bachelor’s degree in Engineering from Kettering University and an M.B.A. from the Krannert School of Management at Purdue University.

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

Peter Barton Hutt has served as a member of our board of directors since November 2003. Mr. Hutt has been a partner or senior counsel specializing in food and drug law in the Washington, D.C. law firm of Covington & Burling since 1968, except when he served as Chief Counsel for the FDA from 1971 to 1975. He is the co-author of a casebook used to teach food and drug law throughout the country and teaches a full course on this subject each year at Harvard Law School. Mr. Hutt currently serves on the board of directors of CV Therapeutics, Inc., a biopharmaceutical company, ISTA Pharmaceuticals, Inc., a specialty pharmaceutical company, Momenta Pharmaceuticals, Inc., a biotechnology company, Xoma, a biotechnology company, Introgen Therapeutics, Inc., a biopharmaceutical company, and privately-held biopharmaceutical companies and on venture capital advisory boards, including Polaris Venture Partners and the Sprout Group. Mr. Hutt received a bachelor’s degree in Economics and Political Science from Yale University, an LL.B. from Harvard Law School and an L.L.M. in Food and Drug Law from New York University Law School.

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

Arda Minocherhomjee, Ph.D. has served as a member of our board of directors since March 2004. He is currently a partner of Chicago Growth Partners. Since 1992, Dr. Minocherhomjee has served in various capacities for William Blair & Company, L.L.C, an affiliate of certain holders of our capital stock, including, most recently, as a Principal. Since September 1998, Dr. Minocherhomjee has also served as a managing member of William Blair Capital Partners, an affiliate of William Blair & Company, L.L.C. He currently serves on the board of directors of CryoCor. Inc., a medical device company, as well as several privately-held pharmaceutical and medical device companies. Dr. Minocherhomjee received a master’s degree in Pharmacology from the University of Toronto and a Ph.D. and an M.B.A. from the University of British Columbia, and was a post-doctoral fellow in Pharmacology at the University of Washington Medical School.

Wayne I. Roe has served as a member of our board of directors since February 2001. He was the founding Chief Executive Officer and Chairman of Covance Health Economics and Outcomes Services, Inc. from 1988 to 1999 and previously served as Vice President for Economic and Health Policy for the Health Industry Manufacturers Association. He currently sits on the boards of directors of Aradigm Corporation, a biopharmaceutical company, ISTA Pharmaceuticals, Inc., a specialty pharmaceutical company, and a number of privately-held companies. Mr. Roe also serves on the executive committee of the Maryland Angels Fund. Mr. Roe received a bachelor’s degree in Economics from Union College and an M.A. in Economics from the University of Maryland.

Ivor Royston, M.D. has served as a member of our board of directors since January 2000, and as our acting Chief Executive Officer from January 2000 to August 2001. He is a co-founder of Forward Ventures, a venture fund affiliated with certain holders of our capital stock. From 1990 to 2000, Dr. Royston served as the founding President and Chief Executive Officer of the non-profit Sidney Kimmel Cancer Center. He remains a member of the Board of Trustees of that organization. In 1986, Dr. Royston co-founded IDEC Pharmaceuticals Corporation (now Biogen Idec), and in 1978 he founded Hybritech, Inc. From 1978 to 1990, Dr. Royston served on the faculty of the medical school and cancer center at the University of California, San Diego. Dr. Royston also serves on the board of directors of CancerVax Corporation, a biotechnology company, Corautus Genetics, Inc., a biopharmaceutical company and Avalon Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Royston received a bachelor’s degree in Human Biology and an M.D. from The Johns Hopkins University and completed post-doctoral training in internal medicine and medical oncology at Stanford University.

Item 1A.       Risk Factors

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

We have expended significant time, money and effort in the development of our lead product candidate, FavId, which is still in clinical development, has not yet received regulatory approval and may never be commercialized. In order to commercialize FavId, we will need to demonstrate to the FDA and other regulatory agencies that it satisfies rigorous standards of safety and effectiveness. We completed patient enrollment in a pivotal Phase 3 clinical trial of FavId following Rituxan for the treatment of follicular B-cell NHL in January 2006.

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

Other than FavId, we have only two other product development programs, which are at significantly earlier stages of development. We are currently preparing to file an IND for a product candidate, FAV-201, from one of these programs in patients with T-cell lymphoma. During the fourth quarter of 2005, we initiated preclinical studies to assess the applicability of our technology to autoimmune diseases, with an initial focus on multiple sclerosis. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. We cannot be certain that the clinical development of FavId or any other product candidate in preclinical testing or clinical trials will be successful, that it will receive the regulatory approvals required to commercialize it, or that any of our other research programs will yield a product candidate suitable for entry into clinical trials. If we are unable to commercialize FavId or our other product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 130 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We completed enrollment of patients in a pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in January 2006 and anticipate an analysis of the secondary endpoint, response improvement, during the fourth quarter of 2006 and final analysis of the primary endpoint, TTP, during the second half of 2007. Four additional Phase 2 clinical trials of FavId were ongoing during 2005 with one additional Phase 2 clinical trial planned for 2006. One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States. A second of these is being conducted as a physician-sponsored clinical trial in Switzerland.  We are also developing our preclinical candidate FAV-201 for the treatment of T-cell lymphoma and we are currently preparing to file an IND.

We have received a Special Protocol Assessment, or SPA, from the FDA for our Phase 3 clinical trial. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. We cannot assure you that we will be able to file a BLA for FavId until after we receive an analysis of the primary endpoint, TTP, of our ongoing Phase 3 clinical trial (assuming the TTP data is positive), which analysis is anticipated in the second half of 2007.  The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our ongoing Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

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

We may encounter delays in development and commercialization, or fail to obtain marketing approval, of FavId or any other product candidate that we may develop if we are unable to enroll enough patients to complete clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial and competing clinical trials.  Although we completed patient enrollment in our pivotal Phase 3 clinical trial of FavId in January 2006, we have from time to time experienced slower-than-expected patient enrollment in our clinical trials and may do so in the future if additional clinical trials of FavId are required or if we clinically develop any of our other product candidates. Delays in planned patient enrollment may result in increased costs and harm our ability to complete our clinical trials and obtain regulatory approval.

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

We are a development stage company with a limited operating history. We have financed our operations through private placements of preferred stock, an initial public offering of our common stock and equipment and leasehold debt financing.  We have incurred losses in each year since our inception in 2000. Net losses were $35.9 million for the year ended December 31, 2005, $26.0 million in 2004, $13.3 million in 2003, $7.2 million in 2002, $3.8 million in 2001 and $1.0 million in 2000. As of December 31, 2005, we had an accumulated deficit of $115.4 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs, preparations to manufacture FavId on a commercial scale, and, to a lesser extent, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

We believe that our existing cash, which includes funds received from the March 2006 financing, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through fiscal 2007.  We will need to raise additional funds in order to commercialize FavId, including the completion of the expansion and qualification of our manufacturing facility for commercial scale production. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Factors that May Affect Future Operating Results” section of this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of an option grant or stock issuance and the option exercise price or price paid for the stock. Stock-based compensation is amortized over the vesting period of the option or issuance. As of December 31, 2005, deferred stock-based compensation related to option grants to our employees and non-employee directors totaled $5.7 million. Options granted to consultants, if any, for compensation purposes, must be remeasured at each reporting date during the vesting period. The remeasurement and the corresponding effect on the related expense may result in an increase in net losses for a given period.

In December 2004, the FASB revised Statement No. 123 (FAS 123R) Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards.  On April 15, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS123R.  In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company beginning in the first quarter of 2006.  The implementation of FAS123R will have a negative impact in the form of more non-cash compensation in the future.

Other Risks Related to Our Business and Industry

We currently depend on single source suppliers for critical raw materials for manufacturing. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of FavId.

We currently depend on single source suppliers for critical raw materials used in the manufacture of FavId. In particular, our manufacturing process for FavId requires a foreign protein derived from shellfish that is known as keyhole limpet hemocyanin, or KLH. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, which is currently the only supplier of KLH that has submitted the required filing, known as a drug master file, to the FDA. In November 2004, we entered into an eight-year supply and license agreement with biosyn under which biosyn has agreed to supply us with KLH and we have committed to annual KLH purchase requirements during the commercialization of FavId. An additional aggregate of up to $300,000 will be due upon the achievement of certain milestones, the timing of which is not known at this time. Either party may terminate the supply agreement upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. If we identify another supplier of KLH of suitable quality for our purposes, we will not be able to use the supplier as a second source of KLH for the commercial manufacture of FavId unless the KLH is tested to be comparable to the existing KLH.

In addition, we depend on a single source supplier for the cell growth media we use to produce FavId. We purchase this material from Expression Systems LLC, which in turn obtains several of the components used in the cell growth media from sole suppliers. We currently rely on purchase orders to obtain this material and do not have a supply agreement with Expression Systems. We intend to qualify a second source for the cell growth media or manufacture the cell growth media in house from commercially available raw materials but may not be able to do so.

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

Our pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL is being conducted at 67 centers in the United States and will require long-term follow up of at least 342 evaluable patients. Two clinical trials of FavId are being conducted under the direction of a physician sponsor, rather than under our supervision. We do not have the ability to independently conduct clinical trials for FavId, or any other product candidate that we may develop, and we must rely on third parties, such as medical institutions and clinical investigators, including physician sponsors, to conduct our clinical trials. In particular, we will rely on these parties to recruit and enroll patients in our clinical trials. We also rely on third-party couriers to transport patient tissue samples and FavId. If any of the third parties upon whom we rely to conduct our clinical trials or transport patient tissue samples and immunotherapies do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, and need to be replaced, our clinical trials may be extended, delayed or terminated.

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

We manufacture FavId for our ongoing Phase 3 and for the planned and ongoing Phase 1/2 clinical trials at our facility in San Diego. We currently lease approximately 80,000 square feet of space in a facility in San Diego, California under a long-term lease agreement. This space is used for our corporate headquarters and manufacturing and laboratory facilities. Our manufacturing facility consists of approximately 26,000 square feet of space in the facility. Our manufacturing facility is subject to the licensing requirements of the

California Department of Health Services. Our facility was inspected and licensed by the California Department of Health Services. Our facility is subject to re-inspection at any time. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the California Department of Health Services would disrupt our manufacturing processes and prevent us from supplying FavId to patients. If an inspection by the California Department of Health Services indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

We will need to either expand and qualify our current facility or construct and qualify a commercial scale manufacturing facility in order to commercialize FavId or any other product candidates that we may develop. We believe our current facility could be used to manufacture FavId for initial commercial launch and plan to begin construction of the expanded manufacturing facility during the third quarter of 2006. We cannot assure you that we would be able to meet commercial demand for FavId in this facility. Additionally, we may require a larger production facility to meet the demand for FavId if it is approved. We would need to raise additional debt or equity capital to finance construction of the larger facility. Such financing may not be available or, if available, may not be obtained on terms favorable to us or our stockholders.

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

We currently rely on the availability and condition of our manufacturing facility in San Diego to manufacture FavId. We lease the property where this facility is located under a lease agreement that expires June 30, 2025, but may be extended at our option for two additional five-year periods. After that time, we may not be able to negotiate a new lease for our facility. If the facility or our equipment in the facility is damaged or destroyed, we will not be able to quickly or inexpensively replace our manufacturing capacity. This would significantly affect our ability to complete clinical trials of, and to manufacture and commercialize, FavId, or any other product candidates that we may develop.

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

Our strategy may include reliance on strategic collaborations for co-promotion of FavId in the United States. In addition, we expect to rely on strategic collaborators for commercialization of FavId outside of the United States and, to an even greater extent, for worldwide development and commercialization of product candidates and programs for chronic autoimmune diseases, such as multiple sclerosis. To date, we have not entered into any agreements with third parties for any of these services and do not plan to establish a collaboration for FavId in the United States until at least completion of a BLA filing.

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

As of December 31, 2005, we had 136 employees. Of these, 115 employees were in research and development comprised of 77 in manufacturing, quality control and quality assurance, 33 in research and process development, and five members of senior management. Of the remaining employees, three were members of senior management and 18 were in administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth would impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we would need to:

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

We attempt to protect our intellectual property position by filing United States patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently we own U.S. Patent No. 6,911,204 concerning the treatment of NHL with our technology together with four pending United States patent applications covering methods of treating immune system diseases, including B-cell and T-cell lymphomas, using our proprietary immunotherapy production methods, as well as methods for combining the idiotype immunotherapies with other therapies that are used to treat diseases of the immune system.

We also have three issued patents and 19 patent applications pending outside of the United States, and have received a notice that one  of these applications will issue as a patent. Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the United States. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

Although we believe our issued patents, as well as our patent applications if they issue as patents, will provide a competitive advantage, we may not be able to develop additional patentable products or processes. Further, we may not be able to obtain patents from any of the pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect our technology. In addition, any patents or patent rights we obtain may be circumvented, challenged or invalidated by our competitors.

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

Our commercial success will depend in part on not infringing the patents or proprietary rights of third parties. We are aware of competing intellectual property relating to active idiotype immunotherapies for cancer. Competitors or third parties may be issued, or may currently hold, patents that may cover subject matter that we use in developing the technology required to bring our product candidates to market, that we use in producing our product candidates, or that we use in treating patients with our product candidates. In addition, from time to time we receive correspondence inviting us to license patents from third parties. While we currently believe we have freedom to operate in our area, others may challenge our position in the future. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

While we believe that our pre-commercialization activities fall within the scope of an available exemption against patent infringement provided by 35 U.S.C. §271(e), and that our subsequent manufacture of our commercial products will also not require the license of any patents, claims may be brought against us in the future based on these or other patents held by others. As our product candidates progress toward commercialization, competitors or other parties may assert that we infringe on their patents or proprietary rights.

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

The first patent listed above was issued to Genentech in 2001. We do not believe that this patent covers our technology, and we note that in May 2005, a third party filed a request for reexamination of this patent with the U.S. Patent and Trademark Office, requesting that the claims of this patent be reexamined as to their patentability. If this patent reissues and we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

Additionally, because patent prosecution can proceed in secret prior to issuance of a patent, third parties may obtain other patents with claims of unknown scope relating to our product candidates, which they could attempt to assert against us. Further, as we develop our products, we may infringe the current patents of third parties or patents that may issue in the future. Third parties could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, there can be no assurance that any such license will be available on acceptable terms or at all. To enforce patents issued to us or to determine the scope and validity of other parties’ proprietary rights, we may also become involved in litigation or in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial costs to us, regardless of the outcome of the litigation, or an adverse decision as to the priority of our inventions. Ultimately, as a result of patent infringement claims, our business could be harmed and we could be prevented from commercializing a product, or forced to cease some aspect of our business operations.

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

Until our IPO in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not develop or be sustained. Our stock price has traded in the range of $7.77 - $3.20 from the commencement of our IPO on February 2, 2005 to March 23, 2006.

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

As of December 31, 2005, our officers and directors, stockholders affiliated with our directors and those stockholders owning at least ten percent of our outstanding capital stock together beneficially held approximately 61.8% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Item 1B.                          Unresolved Staff Comments

None.

Item 2.                                   Properties

We lease approximately 80,000 square feet of space in San Diego, California under a lease agreement that expires on June 30, 2025, but may be extended at our option for two additional five-year periods. Included in our current lease agreement is a commitment to lease an adjacent 48,000 square foot facility upon termination of an existing lease between the landlord and a third party. If the landlord is unable to negotiate an early termination, then the third party lease will expire on November 30, 2006 and the landlord will deliver the additional space to us at that time. The lease term on the adjacent facility expires June 30, 2025, but may be terminated, at no cost to us, as of June 1, 2017, upon six months’ prior notice to the landlord. Currently, the 80,000 square feet of space houses our corporate offices and our manufacturing and laboratory facilities. We plan to dedicate the existing 80,000 square feet of space for the commercial-scale manufacturing of FavId if it is approved and to continue to support additional clinical trials. Construction of improvements for the expansion of manufacturing capacity in our facility is planned to begin June 2006. We plan to devote the adjacent 48,000 square foot facility to support our corporate headquarters and research and warehousing operations.

Item 3.                                   Legal Proceedings

We are currently not a party to any material legal proceeding. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.                                   Submission of Matters to a Vote of Security Holders

No matters were submitted to us by a vote of the security holders during the quarter ended December 31, 2005.

PART II

Item 5.                                   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock commenced trading on the Nasdaq National Market on February 2, 2005 under the symbol “FVRL.” Prior to such time, there was no public market for our common stock. The table below sets forth the high and low sales prices of common stock:

	High	Low

February 2, 2005 – March 31, 2005	7.50	4.79
April 1, 2005 – June 30, 2005	5.24	3.46
July 1, 2005 – September 30, 2005	6.60	3. 83
October 1, 2005 – December 31, 2005	4.72	3.20

As of March 23, 2006 we had outstanding 28,920,426 shares of common stock held by approximately 2,600 stockholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks brokers and other fiduciaries.

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

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of our common stock, par value $0.001, was effected through a Registration Statement on Form S-1 (File No. 333-114299) that was declared effective by the Securities and Exchange Commission on February 2, 2005. Our initial public offering commenced on February 2, 2005. On February 7, 2005, 6,000,000 shares of our common stock were sold for an aggregate offering price of $42.0 million. On March 7, 2005, 285,000 shares of our common stock were sold for an aggregate offering price of $2.0 million upon the partial exercise of the underwriters’ over-allotment option. Our initial public offering resulted in aggregate proceeds to us of approximately $39.4 million, net of underwriting discounts and commissions of approximately $3.1 million and offering expenses of approximately $1.4 million, through a syndicate of underwriters managed by Bear, Stearns & Co. Inc., CIBC World Markets Corp., Needham & Company, Inc. and A.G. Edwards & Sons, Inc.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates. All offering expenses were paid directly to others.

We had invested $40.9 million in proceeds from the offering, net of underwriting discounts and commissions but before expenses, in government agency securities, corporate bonds and notes and money market funds. Through December 31, 2005, we used approximately $11.8 million of the proceeds from our initial public offering to develop and prepare for filing a biologic license application, or BLA, for regulatory approval of FavId, for development of our other product candidates, for general and administrative expenses, and for working capital, including debt repayments.

The foregoing payments were direct payments made to third parties who were not our directors or officers (or their associates), persons owning ten percent or more of any class of our equity securities or any other affiliate, except that the proceeds used for salaries expense included regular compensation for our officers and directors. The use of proceeds does not represent a material change from the use of proceeds described in the prospectus we filed pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission on February 3, 2005.

Issuer Purchase Of Equity Securities

During the quarter ended December 31, 2005, we repurchased 2,219 restricted shares of common stock from employees whose employment had terminated. These restricted common stock shares had been issued upon the early exercise of employee options and upon termination had not yet vested.

Item 6.           Selected Financial Data

The following selected financial data set forth below should be read in conjunction with Financial Statements and Notes thereo included in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The selected financial data for the years ended December 31, 2005, 2004, and 2003 and the selected balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements, which are included in Item 8. The selected financial data for the years ended 2002 and 2001 and the selected balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited financial statements, which are not included in this report. Our historical results are not necessarily indicative of our future results.

	Years ended December 31,
	2005	2004	2003	2002	2001
Operating expenses:
Research and development	$28,186	$18,694	$10,492	$5,308	$2,635
General and administrative	5,323	4,496	2,392	2,017	1,190
Amortization of stock-based compensation:
Research and development	1,406	1,196	114	—	—
General and administrative	1,453	1,220	41	—	—
Total operating expenses	36,368	25,606	13,039	7,325	3,825
Loss from operations	(36,368)	(25,606)	(13,039)	(7,325)	(3,825)
Interest income	1,492	375	108	167	134
Interest expense	(703)	(817)	(332)	(88)	(67)
Other income (expense)	(6)	12	8	—	—
Loss on extinguishment of debt	(290)	—	—	—	—
Total other income (expense), net	493	(430)	(216)	79	67
Net loss	(35,875)	(26,036)	(13,255)	(7,246)	(3,758)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	(28,103)	—	—	—
Accretion of Series C redeemable convertible preferred stock issuance costs	(6)	(51)	—	—	—
Net loss applicable to common stockholders	$(35,881)	$(54,190)	$(13,255)	$(7,246)	$(3,758)
Historical net loss per share:
Basic and diluted	$(1.99)	$(51.48)	$(16.97)	$(11.87)	$(8.51)
Weighted-average shares—basic and diluted	18,060,992	1,052,624	781,054	610,709	441,608
Pro forma net loss per share (unaudited) (1):
Basic and diluted	$(1.86)	$(4.85)
Weighted-average shares—basic and diluted	19,295,408	11,182,712

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,065	$25,065	$5,610	$10,030	$977
Short-term investments	22,427	1,493	—	—	—
Working capital	28,986	22,176	3,466	9,226	591
Total assets	47,007	39,130	14,932	11,998	2,210
Debt (less current portion)	3,532	4,224	3,501	207	531
Redeemable convertible preferred stock	—	43,672	—	—	—
Deficit accumulated during the development stage	(115,383)	(79,502)	(25,312)	(12,057)	(4,811)
Total stockholders’ equity (deficit)	35,714	(14,654)	8,278	10,727	1,171

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

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and accompanying notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of several factors, including those set forth under Item 1A of Part I and elsewhere in this Report, our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. FavId entered a pivotal Phase 3 clinical trial in follicular B-cell NHL in July 2004 with a target of 342 eligible patients and completed patient enrollment in January 2006. In addition, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials involving more than 130 patients.

We believe FavId may be effective in treating other types of B-cell NHL. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2006. One of these clinical trials is being conducted under a separate physician-sponsored Investigational New Drug, or IND, application in the United States. A second of these is being conducted as a physician-sponsored clinical trial in Switzerland. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology will enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases, with an initial focus on multiple sclerosis. We are currently developing a second product candidate, FAV-201, for the treatment of T-cell lymphoma and intend to initiate a Phase 1/2 clinical trial evaluating the safety and preliminary efficacy of FAV-201 in the first half of 2006. We have retained exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of December 31, 2005, we had not generated any revenues, and we had financed our operations and internal growth through private placements of our preferred stock, equipment and leasehold debt financings and the sale of common stock in our initial public offering or IPO in February 2005. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2005, our deficit accumulated during the development stage was approximately $115.4 million. We expect to incur substantial and increasing losses for the next several years as we:

• continue to develop and prepare for the commercialization of our lead product candidate, FavId;

• expand our research and development programs;

• expand our current manufacturing capabilities to support commercial manufacturing of FavId; and

• acquire or in-license oncology products that are complementary to our own.

Financial Operations Overview

Research and Development Expense.   Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of FavId. We have completed enrollment in two Phase 2 clinical trials and continue to evaluate the results. We initiated our pivotal Phase 3 clinical trial of FavId following Rituxan in patients with follicular B-cell NHL in July 2004. We completed patient enrollment in the trial in January 2006.

From inception through December 31, 2005, we incurred costs of approximately $66.1 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application, or BLA, for FavId will be an additional $65 million. We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, primarily multiple sclerosis.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 1 of the Notes to Financial Statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Deferred Tax Asset Valuation Allowance.   Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2005 and 2004, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

Deferred Stock-Based Compensation.   In connection with the grant of stock options during the years ended December 31, 2005 and 2004, we recorded $350,000 and $9.4 million, respectively,  in deferred stock-based compensation within stockholders’ equity, respectively. Deferred stock-based compensation was reduced by amounts representing stock option cancellations and our repurchase of unvested restricted stock related to employee terminations of approximately $221,000 and $224,000 in 2005 and 2004, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to the Company’s IPO of the underlying shares of common stock involved subjective judgment and the consideration of a variety of factors, including the prices obtained in private placement transactions of other equity securities, and as a result the amount of the compensatory charge is not based on an objective measure such as the trading price of the common stock. As of December 31, 2005, we had an aggregate of $5.7 million of deferred stock-based compensation remaining to be amortized, as determined in accordance with APB 25.

Clinical Trial Accruals. In the normal course of business, we contract with numerous third-party clinical trial centers to perform various clinical trial activities in the on-going development of FavId. The financial terms of these agreements are subject to negotiation and variation from contract to contract may result in uneven payment flows. Payment under the contracts depend on factors such as the completion of individual patient’s treatments and the related required documentation. We record expenses for contracted clinical trial costs based upon patient enrollment and the dates that they receive treatment. These costs are a significant component of research and development expenses. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. However, our estimates may not match the timing of actual services performed by the clinical trial centers, which may result in adjustments to our research and development expenses in future periods.

Short Term Investments.   We classify all of our short term investments as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income which is reflected as a separate component of stockholders’ equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are recorded in our statement of operations. If we believe that an other-than-temporary decline exists, it is our policy to record a write-down to reduce the investments to fair value and record the related charge as a realized loss.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented above relating to them.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2005 to 2004

Research and Development.   Research and development expense increased from approximately $18.7 million in 2004 to $28.2 million in 2005. The increase of $9.5 million, or 51%, was primarily due to an increase of approximately $2.7 million in clinical trial site costs; an increase of $2.6 million associated with an increase in personnel from 92 employees to 115 employees to support our Phase 3 clinical trial initiated in July 2004; an increase of $2.2 million associated with supplies to support continued process and formulation development and the purchase of raw materials and supplies for our manufacture of Favid for our Phase 3 clinical trial, an increase of $1.0 million paid to third party vendors providing support services for our Phase 3 clinical trial, including randomization of patients, radiology and laboratory management; and an increase of $500,000 related to the operation of our manufacturing facility to support the production of FavId.

General and Administrative.   General and administrative expense increased from approximately $4.5 million in 2004 to $5.3 million in 2005. The increase of $800,000, or 18%, was primarily due to an increase of approximately $620,000 associated with an increase in personnel from 17 employees to 21 employees; an increase of approximately $640,000 in directors and officers liability insurance premiums and public company-related expenses incurred subsequent to our IPO; an increase of approximately $180,000  in recruiting and relocation expenses related to the increase in personnel;, an increase of approximately $157,000 in fees related to market research studies, all of which were partially offset by a decrease of approximately $790,000 due to non-recurring IPO related expenditures in 2004.

Amortization of Stock-Based Compensation.   In connection with the grant of stock options, we recorded deferred stock-based compensation of $350,000 and $9.4 million in 2005 and 2004, respectively. Deferred stock-based compensation was reduced by amounts representing stock option cancellations and our repurchases of unvested restricted stock of approximately $221,000 and $224,000 in 2005 and 2004, respectively. We recorded these amounts as components of stockholders’ equity and are amortizing the amounts, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of stock-based compensation of $2.9 million and $2.4 million in 2005 and 2004, respectively.

Interest Expense. Interest expense decreased from approximately $817,000 in 2004 to $703,000 in 2005. The decrease of $114,000, or 14%, was primarily due to repayments of approximately $5.5 million associated with our debt agreements with GE Technology Finance with interest rates ranging from 11.44% to 14.66%, offset by approximately $5.0 million of new borrowings under new debt agreements, with Oxford Finance Corporation (“Oxford”) and GE Capital Corporation with interest rates ranging from 9.34% to 10.93%.

Interest Income. Interest income increased from approximately $375,000 in 2004 to $1.5 million in 2005. The increase of $1.1 million, or 300%, was primarily a result of the increase in interest rates during  2005 and the higher average cash, cash equivalents and short term investments balance of $46.0 million available for investment during 2005 as compared to $28.9 million in 2004. The higher cash, cash equivalents and short term investments is due to the addition of net proceeds of $39.4 million from our IPO in February 2005.

Comparison of Fiscal Years Ended December 31, 2004 to 2003

Research and Development.   Research and development expense increased from approximately $10.5 million in 2003 to $18.7 million in 2004. The increase of $8.2 million, or 78%, was primarily due to an increase of $2.4 million associated with ongoing expenses for our new manufacturing facility, which our research and development staff began occupying in October 2003; an increase of $2.1 million associated with an increase in personnel from 61 full-time equivalent employees to 92 full-time equivalent employees to support our Phase 3 clinical trial initiated in July 2004; an increase of $1.4 million associated with supplies to support continued process and formulation development and the purchase of supplies for our manufacturing facility in anticipation of the Phase 3 clinical trial requirements; approximately $550,000 paid to third party vendors providing support services for our Phase 3 clinical trial, including randomization of patients, radiology and laboratory management services.

General and Administrative.   General and administrative expense increased from approximately $2.4 million in 2003 to $4.5 million in 2004. The increase of $2.1 million, or 89%, was primarily due to an increase of $839,000 associated with an increase in personnel from eight full-time equivalent employees to 17 full-time equivalent employees; an increase of $221,000 associated with our new manufacturing facility, which our administrative staff began occupying in May 2003; and an increase of $746,000 in initial public offering costs expensed in accordance with Staff Accounting Bulletin Topic 5A.

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

Interest Expense. Interest expense increased from approximately $332,000 in 2003 to $817,000 in 2004. The increase of $485,000, or 146%, was primarily due to interest payments associated with our debt agreements with GE Technology Finance and Oxford Finance.

Interest Income. Interest income increased from approximately $108,000 in 2003 to $375,000 in 2004. The increase of $267,000, or 247%, was primarily a result of interest income attributable to the $43.7 million in net proceeds received from the sale of our Series C preferred stock in March and April 2004.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of December 31, 2005, we had received proceeds from the sale of preferred stock of approximately $76.1 million, net of stock issuance costs of approximately $686,000, and proceeds from the sale of common stock in our IPO of approximately $39.4 million, net of underwriters’ discounts and commissions of approximately $3.1 million and offering expenses of approximately $1.4 million. In March 2006, we completed a private placement in which we issued and sold common stock and warrants to purchase common stock to certain investors, for an aggregate puchase price of approximately $45.4 million.

As of December 31, 2005, we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $12.4 million, of which $6.1 million was outstanding at that date. These obligations are secured by certain purchased equipment and leasehold improvements and are due in monthly installments through May 2009. They bear interest at stated rates ranging from approximately 9.34% to 10.93%. The debt agreements subject us to certain financial and non-financial covenants. As of December 31, 2005, we were in compliance with the terms of the debt agreements.

Cash Flows

As of December 31, 2005, cash, cash equivalents and short-term investments were approximately $34.5 million as compared to $26.6 million at December 31, 2004, an increase of approximately $7.9 million. The increase resulted primarily from the $39.4 million  in net proceeds received from our IPO during the first quarter of 2005, partially offset by net cash used to fund ongoing operations.

Net cash used in operating activities was approximately $29.6 million for the year ended December 31, 2005 reflecting the net loss for this period of $35.9 million, offset primarily by non-cash charges for depreciation and amortization of $1.8 million,  stock-based compensation of $2.9 million and deferred rent of $527,000 and an increase in accounts payable and accrued liabilities of $1.3 million. Net cash used in operating activities was approximately $20.6 million and $12.1 million for the years ended December 31, 2004 and 2003, respectively. The increase in net cash used in operating activities was primarily due to the increase in our clinical development activities for FavId, including enrollment and completion of two Phase 2 clinical trials and our initiation of our pivotal Phase 3 clinical trial in July 2004 and the associated costs of manufacturing product for those trials.

Net cash used in investing activities for the year ended December 31, 2005 totaled $22.7 million reflecting primarily the purchase of $33.0 million of short-term investments and the purchase of approximately $1.8 million property and equipment, partially offset by the maturity of approximately $12.0 million in short-term investments. Net cash used in investing activities was approximately $5.6 million and $7.4 for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, net cash used from investing activities is primarily due to the purchase of $4.3 million of property and equipment and $1.5 million in short-term investments. For the year ended December 31, 2003, net cash used from investing activities is the result of construction of leasehold improvements for our new manufacturing facility and the related equipment purchases of approximately $5.6 million. In addition, in 2003 we purchased approximately $1.6 million in money market fund investments to collateralize a letter of credit related to the lease agreement for our facility.

Net cash provided by financing activities for the year ended December 31, 2005 totaled $39.4 million, reflecting primarily the net proceeds from our IPO during the first quarter of 2005 of approximately $39.4 million. Net cash provided by financing activities was approximately $45.6 million and $15.0 million for the years ended December 31, 2004 and 2003, respectively. In 2004, the financing activities consisted primarily of net proceeds of approximately $43.6 million from the sale of our Series C preferred stock in March and April 2004 and net proceeds of debt financing of $3.7 million, offset by $2.1 in principal payments on the debt. In 2003, the financing activities consisted primarily of $5.4 million in proceeds from a line of credit for certain equipment and leasehold improvements and approximately $10.5 million in net proceeds from the sale of our Series B-2 preferred stock, partially offset by principal payments on our debt of $1.0 million.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from equipment and leasehold improvement debt financing. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash, cash equivalents and short-term investments will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of December 31, 2005, 2004 and 2003, we do not believe that we have invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 7 of the Notes to Financial Statements included elsewhere in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)

Long-term debt obligations(1)	$7,117	$3,112	$3,929	$76	$—
Capital lease obligations(2)	45	39	6	—	—
Operating lease obligations	99,417	2,152	8,305	9,279	79,681
License obligations(3)	20	10	10	—	—

Total	$106,599	5,313	12,250	9,355	79,681

(1) Includes monthly principal and interest payments. The stated annual rates of interest on the loans range from 9.34% to 10.93%.

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

Under terms of an existing supply agreement, we are obligated to pay fees of up to $300,000 based upon certain events occurring. As the timing of those events is unknown they have been excluded from the table.

We also enter into agreements with service providers and clinical sites that administer and conduct our clinical trials, respectively. We make payments to the service providers and sites based upon the number of patients enrolled. For the years ended December 31, 2005, 2004 and 2003, we had made aggregate payments of $5.1 million, $2.1 million and $738,000, respectively, in connection with our clinical trials. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future patient enrollment costs we will incur and therefore have excluded these costs from the above table.

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

As of December 31, 2005, we had $1.6 million in restricted cash associated with our facility lease.

Related Party Transactions

For a description of our related party transactions, see “Certain Relationships and Related Transactions.”

Subsequent Event

On March 6, 2006, we entered into a securities purchase agreement relating to a private placement in which we issued and sold to certain investors, for an aggregate purchase price of approximately $45.4 million, 8,555,133 shares of our common stock and warrants to purchase up to 2,994,288 shares of our common stock at an exercise price of $5.26 per share. At the closing, investors paid $5.26 per share of common stock purchased and an additional purchase price equal to $0.125 per share underlying the warrants.

The Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company has agreed to file a registration statement with the Securities and Exchange Commission within 30 days after closing covering the resale of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the private placement.

Each investor in the private placement represented that it was an accredited investor, as such term is defined in Regulation D under the Act, and that it was acquiring the common stock and warrants for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the common stock and warrants issued in the private placement.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment, or (SFAS No. 123R) SFAS No. 123R, which will be effective for our first quarter of 2006, requires that employee stock-based compensation is measured based on its fair-value on the grant date and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of equity awards outstanding as of adoption. We currently anticipate adopting SFAS No. 123R using the modified-prospective method effective January 1, 2006. While we are currently evaluating the impact on our financial statements of the adoption of SFAS No. 123R, we anticipate that our adoption of SFAS No. 123R will have a significant impact on our results of operations for 2006 and future periods although our overall financial position will not be effected.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe its adoption will have a material impact on our financial position, results of operation or cash flows.

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of December 31, 2005, all of our short-term investments were government agency securities and our cash equivalents were held in checking accounts, money market funds, commercial paper and government agency securities.

Item 8.                                   Financial Statements and Supplementary Data

The information required by this Item is included in Part IV, Item 15(a).

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Item 9B.                          Other Information

None.

PART III

Item 10                               Directors and Executive Officers of the Registrant

Directors and Executive Officers

See the section entitled “Executive Officers and Directors of the Registrant” in Part I, Item 1 hereof for certain information regarding executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

We incorporate by reference the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Item 11.                            Executive Compensation

We incorporate by reference the information contained under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Performance Measurement Comparison” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our June 14, 2006 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant Regulation 14A under the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to all of our equity compensation plans in effect as of December 31, 2005:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,682,237	$2.50	379,799
Equity compensation plans not approved by security holders	—	—	—
Total	1,682,237	—	379,799

Item 13.                            Certain Relationships and Related Transactions

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our June 14, 2006 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.                            Principal Accounting Fees and Services

We incorporate by reference the information contained under the caption “Principal Accountant Fees and Services” in our definitive Proxy Statement for our June 14, 2006 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K pursuant Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)     Financial Statements

The following Financial Statements of Favrille, Inc. are included in this Annual Report on Form 10-K beginning on page 52:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2005 and 2004
Statements of Operations for each of the three years in the period ended December 31, 2005 and the period from January 21, 2000 (inception) to December 31, 2005
Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2005 and the period from January 21, 2000 (inception) to December 31, 2005
Statements of Cash Flows for each of the three years in the period ended December 31, 2005 and the period from January 21, 2000 (inception) to December 31, 2005
Notes to Financial Statements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Favrille, Inc.

We have audited the accompanying balance sheets of Favrille, Inc. (a development stage company) (the Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 and the period from January 21, 2000 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Favrille, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, and the period from January 21, 2000 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
March 27, 2006

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$12,065	$25,065
Short-term investments	22,427	1,493
Receivables	372	19
Prepaid expenses and other current assets	563	694
Total current assets	35,427	27,271
Property and equipment, net	9,430	9,435
Restricted cash	1,550	1,606
Other assets	600	818
Total assets	$47,007	$39,130
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$3,888	$2,603
Current portion of debt	2,553	2,492
Total current liabilities	6,441	5,095
Debt, less current portion	3,532	4,224
Deferred rent	1,320	793
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares, none at December 31, 2005 and 6,286,014 at December 31, 2004; Issued and outstanding shares-none at December 31, 2005 and 6,140,188 at December 31, 2004	—	43,672
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value 5,000,000 shares authorized at December 31, 2005 and none at December 31, 2004; no shares issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Convertible preferred stock, $0.001 par value:
Authorized shares, none at December 31, 2005 and 7,013,387 at December 31, 2004; Issued and outstanding shares-none at December 31, 2005 and 5,505,330 at December 31, 2004	—	6
Common stock, $0.001 par value:
Authorized shares, 75,000,000 and 15,402,410 at December 31, 2005 and December 31, 2004, respectively;
Issued and outstanding shares-20,329,046 and 1,838,714 at December 31, 2005 and December 31, 2004, respectively	20	2
Additional paid-in capital	156,882	73,324
Deferred stock-based compensation	(5,655)	(8,386)
Note receivable from stockholder	(96)	(96)
Accumulated other comprehensive loss	(54)	(2)
Deficit accumulated during the development stage	(115,383)	(79,502)
Total stockholders’ equity (deficit)	35,714	(14,654)
Total liabilities and stockholders’ equity (deficit)	$47,007	$39,130

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,			Period from January 21, 2000 (inception) to December 31,
	2005	2004	2003	2005

Operating expenses:
Research and development	$28,186	$18,694	$10,492	$66,140
General and administrative	5,323	4,496	2,392	15,779
Amortization of stock-based compensation:
Research and development	1,406	1,196	114	2,716
General and administrative	1,453	1,220	41	2,714
Total operating expenses	36,368	25,606	13,039	87,349
Interest income	1,492	375	108	2,409
Interest expense	(703)	(817)	(332)	(2,007)
Other income (expense)	(6)	12	8	14
Loss on extinguishment of debt	(290)	—	—	(290)
Total other income (expense), net	493	(430)	(216)	126
Net loss	(35,875)	(26,036)	(13,255)	(87,223)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	(28,103)	—	(28,103)
Accretion of Series C redeemable convertible preferred stock issuance costs	(6)	(51)	—	(57)
Net loss applicable to common stockholders	$(35,881)	$(54,190)	$(13,255)	$(115,383)
Historical net loss per share:
Basic and diluted	$(1.99)	$(51.48)	$(16.97)
Weighted-average shares—basic and diluted	18,060,992	1,052,624	781,054
Pro forma net loss per share (unaudited):
Basic and diluted	$(1.86)	$(4.85)
Weighted-average shares—basic and diluted	19,295,408	11,182,712

See accompanying notes

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from January 21, 2000 (inception) to December 31, 2005

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Deferred Stock-Based	Note Receivable from	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholder	Loss	Stage	(Deficit)
Issuance of common stock for cash	—	$—	588,713	$1	$2	$—	$—	$—	$—	$3
Issuance of Series A Convertible Preferred Stock, in May and June, net of issuance costs of $89,000	1,156,610	1	—	—	5,910	—	—	—	—	5,911
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(1,053)	(1,053)
Balance at December 31, 2000	1,156,610	1	588,713	1	5,912	—	—	—	(1,053)	4,861
Issuance of common stock for cash	—	—	50,119	—	26	—	—	—	—	26
Exercise of options to purchase common stock	—	—	39,128	—	20	—	—	—	—	20
Issuance of warrant in conjunction with credit agreement	—	—	—	—	22	—	—	—	—	22
Repurchase of common stock	—	—	(2,120)	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(3,758)	(3,758)
Balance at December 31, 2001	1,156,610	1	675,840	1	5,980	—	—	—	(4,811)	1,171
Issuance of common stock for cash	—	—	28,912	—	17	—	—	—	—	17
Issuance of Series B Convertible Preferred Stock net of issuance costs of $136,000	2,563,605	3	—	—	16,085	—	—	—	—	16,088
Conversion of Promissory Notes into Series B stock	103,123	—	—	—	653	—	—	—	—	653
Non-cash stock compensation	—	—	—	—	18	—	—	—	—	18
Issuance of common stock for license agreement	—	—	40,867	—	21	—	—	—	—	21
Issuance of options related to consulting agreement	—	—	—	—	1	—	—	—	—	1
Exercise of options to purchase common stock	—	—	196,474	—	102	—	(96)	—	—	6
Repurchase of common stock at	—	—	(3,919)	—	(2)	—	—	—	—	(2)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(7,246)	(7,246)
Balance at December 31, 2002	3,823,338	4	938,174	1	22,875	—	(96)	—	(12,057)	10,727
Issuance of Series B-2 Convertible Preferred Stock	1,681,992	2	—	—	10,522	—	—	—	—	10,524
Issuance of common stock for license agreement	—	—	38,553	—	24	—	—	—	—	24
Issuance of options related to consulting agreement	—	—	—	—	16	—	—	—	—	16
Issuance of warrant in conjunction with credit agreement	—	—	—	—	84	—	—	—	—	84
Exercise of options to purchase common stock	—	—	6,056	—	4	—	—	—	—	4
Repurchase of common stock	—	—	(1,687)	—	(1)	—	—	—	—	(1)
Deferred stock-based compensation related to issuance of stock options to employees	—	—	—	—	1,595	(1,595)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	155	—	—	—	155
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(13,255)	(13,255)
Balance at December 31, 2003	5,505,330	6	981,096	1	35,119	(1,440)	(96)	—	(25,312)	8,278

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from January 21, 2000 (inception) to December 31, 2005

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Deferred Stock-Based	Note Receivable from	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholder	Loss	Stage	(Deficit)
Balance at December 31, 2003	5,505,330	$6	981,096	$1	$35,119	$(1,440)	$(96)	$—	$(25,312)	$8,278
Issuance of options and warrant related to consulting agreement	—	—	—	—	169	—	—	—	—	169
Exercise of options to purchase common stock	—	—	889,266	1	555	—	—	—	—	556
Exercise of warrant to purchase common stock	—	—	9,638	—	6	—	—	—	—	6
Repurchase of common stock	—	—	(41,286)	—	(26)	—	—	—	—	(26)
Issuance of warrant in conjunction with credit agreement	—	—	—	—	36	—	—	—	—	36
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—	28,103	—	—	—	(28,103)	—
Deferred stock-based compensation related to issuance of stock options to employees	—	—	—	—	9,362	(9,362)	—	—	—	—
Accretion of Series C redeemable Preferred Stock issuance costs	—	—	—	—	—	—	—	—	(51)	(51)
Amortization of stock-based compensation	—	—	—	—	—	2,416	—	—	—	2,416
Comprehensive Loss:
Unrealized loss on cash equivalents and short-term investments	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(26,036)	(26,036)
Net comprehensive loss	—	—	—	—	—	—	—	—	—	(26,038)
Balance at December 31, 2004	5,505,330	6	1,838,714	2	73,324	(8,386)	(96)	(2)	(79,502)	(14,654)
Issuance of common stock related to initial public offering and follow on offering, net of approximately $4.6 million of issuance costs	—	—	6,285,000	6	39,436	—	—	—	—	39,442
Deferred stock-based compensation related to issuance of stock options to employees	—	—	—	—	350	(350)	—	—	—	—
Deferred stock-based compensation related to cancellations of stock options to employees	—	—	—	—	(221)	221	—	—	—
Exercise of options to purchase common stock	—	—	13,126	—	9	—	—	—	—	9
Issuance of common stock related to Employee Stock Purchase Plan	—	—	27,050	—	106	—	—	—	—	106
Repurchase of common stock	—	—	(12,188)	—	(8)	—	—	—	—	(8)
Expiration of warrant	—	—	—	—	(27)	—	—	—	—	(27)
Issuance of warrant in conjunction with credit agreement	—	—	—	—	241	—	—	—	—	241
Conversion of Series C redeemable Preferred Stock to common stock	—	—	6,672,014	6	43,672	—	—	—	—	43,678
Conversion of preferred stock to common stock	(5,505,330)	(6)	5,505,330	6	—	—	—	—	—	—
Accretion of Series C redeemable Preferred Stock issuance costs	—	—	—	—	—	—	—	—	(6)	(6)
Amortization of stock-based compensation	—	—	—	—	—	2,860	—	—	—	2,860
Comprehensive Loss:
Unrealized loss on cash equivalents and short-term investments	—	—	—	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	—	—	—	(35,875)	(35,875)
Net comprehensive loss	—	—	—	—	—	—	—	—	—	(35,927)
Balance at December 31, 2005	—	$—	20,329,046	$20	$156,882	$(5,655)	$(96)	$(54)	$(115,383)	$35,714

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,			Period from January 21, 2000 (inception) to December 31,
	2005	2004	2003	2005
Operating activities
Net loss	$(35,875)	$(26,036)	$(13,255)	$(87,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,825	1,426	579	4,358
Issuance of options and warrants related to consulting agreements	—	169	16	186
Stock-based compensation	2,860	2,416	155	5,450
Non-cash interest expense	34	64	56	172
Loss on extinguishment on debt	(290)	—	—	(290)
Issuance of restricted common stock for license	—	—	24	24
Deferred rent	527	596	191	1,320
Amortization of premium/discount on short-term investments	6	(1)	—	5
Accrued interest on short-term investments	(310)	(4)	—	(314)
Unrealized loss on cash and cash equivalents	—	(1)	—	(1)
Changes in operating assets and liabilities:
Receivables	(43)	(11)	—	(58)
Prepaid expenses and other assets	372	(154)	(490)	(865)
Accounts payable and accrued liabilities	1,285	913	666	3,888
Net cash used in operating activities	(29,609)	(20,623)	(12,058)	(73,348)
Investing activities
Purchases of property and equipment	(1,805)	(4,347)	(5,558)	(13,758)
Purchases of short-term investments	(32,995)	(1,493)	—	(34,488)
Maturities of short-term investments	12,003	—	—	12,003
Receivable, other	—	239	(239)	—
Receivable from employee	—	30	30	—
Other assets	—	(50)	(20)	(70)
Restricted cash	—	—	(1,582)	(1,710)
Sale of restricted cash	56	52	—	160
Net cash used in investing activities	(22,741)	(5,569)	(7,369)	(37,863)
Financing activities
Proceeds from debt	5,300	3,675	5,432	15,407
Payments on debt	(5,499)	(2,119)	(952)	(9,083)
Issuance of preferred stock, net	—	43,621	10,524	76,144
Deferred IPO issuances costs, net	—	(66)	—	—
Proceeds from issuance of convertible promissory note	—	—	—	650
Issuance of common stock	39,557	562	4	40,195
Repurchase of restricted common stock	(8)	(26)	(1)	(37)
Net cash provided by financing activities	39,350	45,647	15,007	123,276
Net (decrease) increase in cash and cash equivalents	(13,000)	19,455	(4,420)	12,065
Cash and cash equivalents at beginning of period	25,065	5,610	10,030	—
Cash and cash equivalents at end of period	$12,065	$25,065	$5,610	$12,065
Supplemental disclosures of cash flow information:
Cash paid for interest	$654	$732	$220	$1,692
Supplemental non-cash financing activities:
Issuance of warrant related to line of credit agreement	$241	$36	$84	$383
Issuance of options and warrant related to consulting agreement	$—	$169	$16	$186
Issuance of preferred stock upon conversion of promissory note	$—	$—	$—	$650
Issuance of restricted common stock for license agreements	$—	$—	$24	$45
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	$—	$28,103	$—	$28,103
Accretion of Series C redeemable convertible preferred stock issuance costs	$6	$51	$—	$57
Conversion of Series C to common stock	$43,678	$—	$—	$43,678

See accompanying notes.

Favrille, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Favrille, Inc. (the Company or Favrille) was incorporated in Delaware on January 21, 2000. The Company is a biopharmaceutical company focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and diseases of the immune system. The Company’s lead product candidate, FavId, is based upon unique genetic information extracted from a patient’s tumor.  FavId is currently under investigation in a pivotal Phase 3 clinical trial for patients with follicular B-cell NHL and Phase 2 clinical trials in other B-cell NHL indications. The Company is developing additional applications based on its immunotherapy expertise and proprietary manufacturing technology, including a second product candidate, FAV-201, for the treatment of T-cell lymphoma.

The Company is a development stage company in the initial stage of its operations, and since inception, the Company has been engaged in organizational activities, including: recruiting personnel; establishing office facilities; conducting research and development and obtaining financing. From inception through December 31, 2005, the Company has incurred net losses of $87.2 million and has a deficit accumulated during the development stage of approximately $115.4 million.

Financial Statements Preparation

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

Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash and cash equivalents. Cash equivalents are comprised of commercial paper and U.S. government debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Investments with maturities greater than three months when purchased are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity. Unrealized gains and losses on investments accounted for all of the accumulated other comprehensive loss balance in the Statement of Stockholders’ Equity (Deficit). The Company manages its cash equivalents and short-term investments as a portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations.

Clinical Trial Accruals

In the normal course of business, we contract with numerous third-party clinical trial centers to perform various clinical trial activities in the on-going development of FavId. The financial terms of these agreements are subject to negotiation and variation from contract to contract may result in uneven payment flows. Payment under the contracts depend on factors such as the completion of individual patient’s treatments and the related required documentation.  We record expenses for contracted clinical trial costs based upon patient enrollment and the dates that they receive treatment.  These costs are a significant component of research and development expenses.  The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. However, our estimates may not match the timing of actual services performed by the clinical trial centers, which may result in adjustments to our research and development expenses in future periods.

Concentration of Credit Risk

Financial instruments, that potentially subject the Company to significant credit risk, consist primarily of cash and cash equivalents, short-term investments and restricted cash. The Company maintains cash deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. In addition, the Company invests in a variety of financial instruments and, by policy, limits the amount of credit exposure with any one issuer.

Fair Value of Financial Instruments

The carrying amount of cash equivalents, short-term investments, receivables, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of the long-term debt approximates its carrying value.

Property and Equipment

Property and equipment are stated on the basis of cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are stated at cost and amortized over the shorter of the life of the lease term or the useful life of the asset.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value. Accordingly, there have been no indicators of impairment through December 31, 2005 or 2004.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying balance sheets.

Research and Development

Research and development costs are expensed as incurred, and costs consist primarily of costs associated with the clinical trials of the Company’s product candidates, compensation and other expenses for research and development personnel, supplies, costs for consultants, facility costs, amortization of purchased technology and depreciation.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive loss are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. The Company has disclosed its comprehensive loss in the statement of stockholders’ equity (deficit).

Stock-Based Compensation

The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  Prior to the IPO, the Company established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Board of Directors (the Board). In determining the fair value of the common stock, the Board considered (i) the advancement of the Company’s technology, (ii) the Company’s financial position and (iii) the fair value of the Company’s preferred stock as determined in arm’s-length transactions. Therefore, the options had no intrinsic value upon grant and no expense is recorded upon issuance. With respect to certain options granted during 2005 and 2004, the Company had recorded deferred compensation of $350,000 and $9.4 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Board and the deemed fair value per share determined solely for financial reporting purposes. Deferred stock-based compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2005, 2004 and 2003:

	Stock Option Plans			Employee Stock Purchase Plans
	2005	2004	2003	2005	2004	2003

Weighted average risk-free interest rate	4.30%	2.83%	3.04%	4.41%	N/A	N/A
Volatility	70%	70%	70%	70%	N/A	N/A
Dividend yield	0%	0%	0%	0%	N/A	N/A
Weighted average expected life (years)	4.0	4.0	5.0	1.8	N/A	N/A

The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS No. 123.

Had compensation cost for the Company’s outstanding employee stock options and purchases under the employee stock purchase plans been determined based on the fair value at the grant dates for those options consistent with the provisions of SFAS No. 123, the pro forma effects of stock-based compensation on net loss and basic and diluted net loss per share would have been changed to the following:

	Years ended December 31,			Period from January 21, 2000 (inception) to December 31,
	2005	2004	2003	2005
	(in thousands, except per share data)
Net loss applicable to common stockholders as reported:	$(35,881)	$(54,190)	$(13,255)	$(115,383)
Add: Stock-based employee compensation expense included in net loss	2,860	2,416	155	5,430
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(3,217)	(2,564)	(192)	(6,000)
Pro forma net loss applicable to common stockholders	$(36,238)	$(54,338)	$(13,292)	$(115,953)
Net loss per share:
As reported—Basic and Diluted	$(1.99)	$(51.48)	$(16.97)
Pro forma—Basic and Diluted	$(2.01)	$(51.62)	$(17.02)

The pro forma effect on net loss for all periods presented may not be representative of the pro forma effect on reported net income or loss in future years due to the uncertainty of stock option grant volume and potential change in assumptions driven by market factors.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured on the balance sheet date based upon enacted tax rates, which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period such tax rate changes are enacted. A valuation allowance is established when necessary to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration.  A full valuation allowance was recorded on the Company’s net deferred tax assets as of December 31, 2005 and 2004, due to uncertainties related to the Company’s ability to utilize deferred tax assets in the foreseeable future.  These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

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

Pro forma net loss per share has been calculated as described above. The pro forma shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase, and include the assumed automatic conversion of all outstanding shares of preferred stock that automatically converted into shares of common stock upon the closing of our initial public offering  (IPO), in February 2005, using the as-if converted method as of the date of issuance.

	Years ended December 31,
	2005	2004	2003
	(in thousands, except per share data)

Historical:
Numerator:
Net loss	$(35,875)	$(26,036)	$(13,255)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	(28,103)	—
Accretion of Series C redeemable convertible stock issuance costs	(6)	(51)	—
Net loss applicable to common stockholders	$(35,881)	$(54,190)	$(13,255)
Denominator:
Weighted-average common shares	18,496,815	1,539,072	950,600
Weighted-average unvested common shares subject to repurchase	(435,823)	(486,448)	(169,546)
Denominator for basic and diluted earnings per share	18,060,992	1,052,624	781,054

Basic and diluted net loss per share	$(1.99)	$(51.48)	$(16.97)
Pro forma:
Net loss applicable to common stockholders	$(35,881)	$(54,190)

Pro forma basic and diluted net loss per share (unaudited)	$(1.86)	$(4.85)

Shares used above	18,060,992	1,052,624
Pro forma adjustments to reflect weighted-average affect of conversion of preferred stock (unaudited)	1,234,416	10,130,088
Pro forma shares used to compute basic and diluted net loss per share (unaudited)	19,295,408	11,182,712

	As of December 31,
	2005	2004	2003
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Redeemable convertible preferred stock	—	6,672,014	—
Convertible preferred stock	—	5,505,330	5,505,330
Stock warrants	127,499	47,057	49,108
Options to purchase common stock	1,682,237	959,753	469,301
Common stock subject to repurchase	288,683	599,325	127,865
	2,098,419	13,783,479	6,151,604

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

Recent Accounting Pronouncements

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and as such, generally recognize no compensation cost for employee stock options.  In December 2004, the FASB revised Statement No. 123 (FAS 123R) Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards.  On April 15, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS123R.  In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company beginning in the first quarter of 2006.  The Company tentatively expects to adopt the provisions of FAS 123R using a modified prospective application.  FAS123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled.  Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation.  However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact under SFAS123 as described in the disclosure of proforma net loss and loss per share  Accordingly, the adoption of fair value method required under SFAS 123R, Share-Based Payment, will have a significant impact on our results of operations, although it will have no impact on our overall financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3.   SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations, financial position or cash flows.

2. Financial Statement Information

Short-term Investments

Short-term investments by security type at December 31, 2005, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government Agency Securities	$10,427	$—	$(31)	$10,396
Corporate Bonds and Notes	8,784	—	(14)	8,770
Asset –Backed Securities	3,270	—	(9)	3,261
	$22,481	$—	$(54)	$22,427

All investments that have gross unrealized losses have been held for less than twelve months. At December 31, 2005 and 2004, the Company had unrealized losses on short-term investments of approximately $54,000 and $2,000, respectively. These unrealized losses are included in the statement of stockholders’ equity as other comprehensive loss.  Contractual maturities of short-term investments are due in one year or less.  There have been no significant realized gains or losses on investments since the inception of the Company.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Lab equipment	$3,749	$3,538
Manufacturing equipment	2,998	2,489
Computer, software and office equipment	2,606	1,584
Leasehold improvements	4,299	4,243
Construction in process	7	—
	13,659	11,854
Accumulated depreciation and amortization	(4,229)	(2,419)
	$9,430	$9,435

Total depreciation expense, including amortization for assets under capital lease, for the years ended December 31, 2005, 2004 and 2003, and the period from January 21, 2000 (inception) to December 31, 2005 was $1.8 million, $1.4 million, $575,000 and $4.3 million, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2005	2004
Accounts payable	$1,295	$872
Accrued clinical trial costs	825	325
Accrued compensation	832	505
Accrued liabilities	936	611
Accrued IPO expenses	—	290
	$3,888	$2,603

3. Commitments and Contingencies

Equipment Lines of Credit

During March 2003, the Company entered into a loan and security agreement under which the lender agreed to extend to the Company a line of credit equal to $7.0 million.  Borrowings under the line of credit bore interest at rates ranging from 11.44% to 14.66% per annum and were collateralized by certain items of the financed equipment and leasehold improvements. Principal and interest, related to each draw, were payable monthly over 36 months or 42 months, and the Company was required to make final terminal payments equal to 7.50% or 12.75% of the original principal amount of each drawdown.  Monthly payments were made from time of each drawdown through November 2005.  In December 2005, the Company repaid all of the outstanding principal and interest of approximately $2.9 million, of which approximately $200,000 had been prepaid at the time of the borrowings and an early termination fee of approximately $290,000, which the Company recorded as a loss on extinguishment of debt.  At December 31, 2004, the Company had borrowings outstanding under the line of credit of $4.6 million.

During December 2005, the Company entered into loan and security agreement with a lender and an amendment to a loan and security agreement with another lender (Agreements) under which the lenders agreed to extend to the Company a line of credit equal to $20.0 million.  As a condition of the Agreements, on December 30, 2005, the Company borrowed $3.0 million against the line of credit to repay the outstanding balance of existing loan and security agreements executed in March 2003.  Borrowings for this draw bear interest at a rate of 10.89% per annum, with principal and interest payable monthly over 24 months.  The Agreements state that the remaining proceeds are to be used solely for the purchase of eligible equipment and certain leasehold improvements through December 2007.  Borrowings against the line of credit will be structured as promissory notes with the interest rate fixed at the time of each draw based on the three-year treasury bill.  Such borrowings are to be secured by all existing and future assets of the Company excluding intellectual property and repaid, monthly, over 36 to 42 months, depending upon the nature of the equipment financed.  The Company has agreed not to pledge its intellectual property to any third party or permit a third party to restrict the Company’s ability to pledge its intellectual property.  However, the Company retains the right to grant non-exclusive licenses of its intellectual property in the ordinary course of business and non-exclusive and exclusive licenses of its intellectual property in connection with joint ventures and corporate collaborations in the ordinary course of business.  The Company’s ability to borrow the remaining approximately $17 million available under the line of credit is contingent upon the Company obtaining at least $20 million in additional equity financing by March 31, 2006.  The Agreements contain a restrictive financial covenant requiring the Company maintain a minimum of $15.0 million in available cash, cash equivalent and short-term investment accounts.  In addition, the Agreements subject the Company to certain non-financial covenants.  As of December 31, 2005, the Company was in compliance with the terms of the Agreements.

During July 2004, the Company entered into a loan and security agreement under which the lender agreed to extend to the Company a line of credit equal to $2.5 million. In June 2005, the lender increased the line of credit by $1.6 million, which created a total line of credit facility of $4.1 million. The proceeds were used solely for the purchase of eligible equipment, leasehold improvements and software.  Borrowings under the line of credit bear interest at 9.34% and 10.93% per annum and are collateralized by certain of the financed equipment. Principal and interest, related to each draw, are payable monthly over 36 months or 42 months. The loan and security agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2005, the

Company was in compliance with the terms of the loan and security agreement.  As of December 31, 2005 and 2004, the Company had borrowings outstanding under the loan and security agreement totaling $3.3 million and $1.9 million respectively.

Future minimum principal payments due under the above loan and security agreements are as follows at December 31 (in thousands):

2006	$2,607
2007	2,883
2008	769
2009	74
Total	6,333
Less: Amounts representing debt discount	(289)
Net loan	6,044
Less: Current portion	2,522
Long-term portion	$3,522

The current portion and long-term portion, above, excludes $31,000 and $10,000, respectively, in capital leases payments, included in the capital lease disclosures.

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

In January 2003, the Company entered into a 15 and one-half year lease for approximately 49,000 square feet of manufacturing, laboratory and office space. The lease had stated rental increases over the lease term. Under the terms of the lease agreement, the Company was required to pay a security deposit of approximately $152,000 and execute a $1.5 million letter of credit in favor of the landlord, which is secured by a restricted investment in money market funds. The restricted investment is included in restricted cash in the accompanying balance sheets. The lease required the Company to pay for its share of maintenance, insurance and property taxes. In July 2004, the Company amended its current facility lease to add an additional 14,000 square feet of office space. The lease term on the additional space expired July 31, 2008, but could be extended at the Company’s option for two additional two year periods. In August 2005, the Company amended its current facility lease to add the remaining 17,000 square feet of space in order to occupy the entire building.  The lease term on the additional space expired January 31, 2007.  In November 2005, the Company terminated this lease upon executing an amended and restated lease agreement as noted below.

In November 2005, the Company entered into an amended and restated lease agreement (Lease Agreement) with its landlord to expand its existing facility to support commercial-scale manufacturing of FavId.  This 80,000-square foot facility (Existing Facility) will be devoted to manufacturing .  The landlord will provide the Company with a tenant improvement allowance of $10 million for the Existing Facility.  In addition, the Company has committed to lease an adjacent 48,000-square foot facility (New

Facility) to house Favrille’s corporate headquarters and research and warehousing operations.  The landlord will provide the Company with a tenant improvement allowance of $1.2 million for the New Facility.

Existing Facility  Under the Lease Agreement, monthly base rent for the Existing Facility will average approximately $168,000 for the period November 2005 through January 2007.  Monthly rent will be approximately $288,000 per month beginning in February 2007 and then will increase by 3.5% annually commencing in February 2008.  The Lease Agreement further required the Company to increase the security deposit provided to the landlord from approximately $166,000 to approximately $355,000, upon execution of the Lease Agreement.  In addition, prior to any distribution of the tenant improvement allowance, the Company is required to deliver to the landlord an amendment to the existing letter of credit to increase the amount from approximately $1.5 million to approximately $3.5 million, which amount will be subject to increases, reductions and reinstatements under specified circumstances.  The Company is responsible for all operating costs and real estate taxes incurred with respect to the Existing Facility and is required to maintain insurance at specified minimum levels during the term of the Lease Agreement.  In addition, the Company is obligated to pay the landlord monthly management fees equal to 2.25% of the applicable base rent during the term of the Lease Agreement and an additional fee equal to 1% of the construction costs incurred in connection with tenant improvements.  Unless earlier terminated, the Lease Agreement will expire June 30, 2025, but the Company has the option to extend the term of the Lease Agreement for two additional five-year periods.  Construction of the tenant improvements is expected to begin in June 2006.

New Facility.  Upon termination of an existing lease between the landlord and a third party with respect to the New Facility, the Company and the landlord have committed to execute an amendment to the Lease Agreement (Amendment) pursuant to which the Company would lease the New Facility.  If the landlord is unable to negotiate such early termination, then the third party lease will expire on November 30, 2006 and the landlord has agreed to deliver the New Facility to the Company at that time.  The Amendment would provide for the Company’s lease of the New Facility to commence on the earlier of the 91st day after the landlord tenders possession of the New Facility to the Company for purposes of making tenant improvements (but in no event earlier than February 28, 2006) or March 1, 2007.  The base rent for the New Facility would increase by 3.5% annually commencing on the first anniversary of the commencement of the lease for the New Facility.  However, during the first 12 months of the lease, the Company would be obligated to pay only 50% of the base rent and operating expenses.  The provisions of the Lease Agreement regarding operating costs, real estate taxes, insurance, monthly management fees and tenant improvement fees for the Existing Facility would also apply to the New Facility.  Unless earlier terminated, the Company’s lease of the New Facility would expire on June 30, 2025, but the Company has the option to extend the term of the Lease Agreement for two additional five-year periods.  The Company would have a one-time right to terminate its lease of the New Facility effective as of June 1, 2017, upon six months’ prior notice to the landlord.

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

Future annual minimum payments under capital leases and non-cancelable operating leases are as follows at December 31 (in thousands):

	Operating Leases	Capital Leases
2006	$2,152	$34
2007	3,900	5
2008	4,405	6
2009	4,560	—
2010	4,719	—
Thereafter	79,681	—
Total minimum lease payments	$99,417	45
Less: Amount representing interest		4
Present value of future minimum lease payments		41
Less: Current portion		31
Long-term portion		$10

The minimum lease payments above include payments to be made related to the New Facility.

Rental expense, including equipment rental, for the years ended December 31, 2005, 2004 and 2003, and the period from January 21, 2000 (inception) to December 31, 2005 and was  $2.4 million, $2.5 million, $1.3 million and $7.1 million, respectively.

4. License Agreements

In April 2002, the Company issued 40,867 shares of restricted common stock to a company whose major stockholder is a founder of Favrille, in exchange for a worldwide, perpetual, royalty-free license for certain technology. The fair value attributed to the license of $21,000 was based on the fair value of the common stock as determined by the Board and is included in other assets and is being amortized over the estimated life of the technology, which is five years. Amortization of approximately $4,200, $4,200, $4,200 and $15,500 has been recorded as research and development expense during the years ended December 31, 2005, 2004 and 2003, and the period from January 21, 2000 (inception) to December 31, 2005, respectively.

In September 2003, the Company entered into an exclusive license and intellectual property assignment agreement with a non-profit organization with which the Company shares a common director (the License Agreement). Under the terms of the License Agreement, the Company licensed certain intellectual property developed and or acquired by one of the Company’s founders while he was an employee of the licensor. In consideration for the licensed technology, the Company issued an aggregate of 38,553 shares of common stock to the licensor and one of its collaborators. The fair value attributed to the license of $24,000 was based on the fair value of the common stock as determined by the Board. The fair value of the license was charged to research and development expense in 2003 due to the early stage of development of the technology and the lack of alternative future uses for it.

In December 2003, the Company entered into a non-exclusive worldwide fee-bearing royalty-free license agreement for certain patent rights. In consideration for the patent rights, the Company paid an initial fee of $20,000 and the first annual payment of $10,000 upon execution of the agreement in 2003 and is committed to annual payments of $10,000 through the Company’s clinical development period (anticipated to end in 2007) and, after commercialization of its first product candidate, an aggregate of $225,000 in annual fees and a milestone payment. The annual payment is recorded as research and development expense. The initial fee has been recorded as a license fee and is amortized to research and development expense over a five-year period, the estimated life of the technology. Expense related to the license agreement for the years ended December 31, 2005, 2004 and 2003 and the period from January 21, 2000 (inception) to December 31, 2005 totaled approximately $14,000, $14,000, and $1,200 and $29,200, respectively.

In November 2004, the Company entered into a supply and license agreement with one of its vendors in which it made a $50,000 milestone payment, upon execution of the agreement.  An additional aggregate of $300,000 may be due upon the occurrence of certain events. The initial term of the agreement is 96 months and is automatically renewable for 12 month periods unless terminated by written notice by either party.  Either party may terminate the agreement earlier upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. The initial milestone payment was recorded as a license fee and is amortized to research and development expense over an eight-year period, the initial term of the agreement.  During 2005, the Company purchased the required minimum raw material under the agreement.  Expense related to the agreement for the years ended December 31, 2005 and 2004 and the period from January 21, 2000 (inception) to December 31, 2005 totaled approximately $241,000 and $1,000 and $242,000, respectively.

5. Stockholders’ Equity

Initial Public Offering

On February 7, 2005, the Company completed an initial closing of its initial public offering (IPO) in which it sold 6,000,000 shares of common stock for proceeds of $37.7 million, net of underwriting discounts and commissions and $1.4 million of offering expenses. In addition, on March 7, 2005, the Company completed an additional closing of its IPO in which it sold an additional 285,000 shares of common stock pursuant to the partial exercise by the underwriters of an over-allotment option which resulted in proceeds of $1.8 million, net of underwriting discounts and commissions.

Authorized Capital Stock

On February 7, 2005, the Company filed an amended and restated certificate of incorporation to provide for authorized capital stock of 75,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

Series C Redeemable Convertible Preferred Stock Deemed Dividend

The 2004 Series C financing, involved the sale of preferred stock at a price per share below the Company’s anticipated initial public offering price. Accordingly, pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recorded a deemed dividend on the Series C shares of $28.1 million, which is the difference in the gross proceeds from the Series C offering and the underlying value of the conversion shares (adjusted for a conversion price adjustment feature). The $28.1 million deemed dividend has been entirely recognized in the year ended 2004, as an adjustment to the net loss applicable to common stockholders since the preferred stock was convertible, at any time, at the option of the holder, and was not mandatorily redeemable. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company calculated the deemed dividend of $28.1 million using the most favorable conversion price of $6.33 per conversion share.

Convertible Preferred Stock

Effective immediately prior to the initial closing of the IPO in February 2005, shares of Series A, B, B-2 and C convertible preferred stock then outstanding were converted into an aggregate of 12,177,344 shares of the Company’s common stock.

Restricted Stock

In January 2000, the Company issued approximately 396,000 restricted shares of the Company’s common stock to certain employees with vesting over a three-year period. During 2002 and 2001, the Company issued an additional 9,638 and 50,119, respectively, of restricted shares of common stock to certain directors and consultants. The restricted stock vests monthly, over a period of two to four years. In addition, during 2005, 2004, 2003 and the period from January 21, 2000 (inception) to December 31, 2005, the Company issued 1,536, 706,268, 5,065 and 942,950 shares, respectively, of restricted shares of common stock upon the early exercise of stock options, as noted below. The options generally vest over four years. Included in the restricted stock issued in 2002 are 185,060 shares of common stock issued upon the early exercise of options by an officer of the Company through a full recourse promissory note for $96,000. The note receivable from stockholder is reflected in stockholders’ equity in the accompanying balance sheets and has a maturity date of April 19, 2006. During the years ended December 31, 2005, 2004, 2003 and the period from January 21, 2000 (inception) to December 31, 2005, the Company had repurchased approximately 12,188, 41,286, 1,687 and 59,077 unvested shares, respectively. As of December 31, 2005 and 2004, 288,683 shares and 599,994 shares, respectively, were unvested and subject to repurchase by the Company.

Stock Options

As amended, the 2001 Equity Incentive Plan (the Equity Incentive Plan) is authorized to issue approximately 2.8 million shares of common stock under various instruments. Options granted under the Equity Incentive Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. Prior to the Company’s IPO in February 2005, all options granted under the Equity Incentive Plan allowed for early exercise prior to the option becoming fully vested.

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

The stock option activity is summarized below (shares in thousands):

	Shares	Approximate Weighted-average exercise price
Outstanding at December 31, 2000	—	$—
Granted	69	0.52
Exercised	(39)	0.52
Cancelled	—	—
Outstanding at December 31, 2001	30	0.52
Granted	361	0.57
Exercised	(196)	0.53
Cancelled	(4)	0.54
Outstanding at December 31, 2002	191	0.61
Granted	312	0.63
Exercised	(6)	0.60
Cancelled	(28)	0.62
Outstanding at December 31, 2003	469	0.62
Granted	1,389	0.64
Exercised	(889)	0.63
Cancelled	(10)	0.62
Outstanding at December 31, 2004	959	0.63
Granted	792	4.74
Exercised	(13)	3.36
Cancelled	(56)	2.56
Outstanding at December 31, 2005	1,682	2.50

The weighted-average fair value of options granted during 2005, 2004 and 2003, and for the period from January 31, 2000 (inception) to December 31, 2005 was $2.85, $6.88, $6.14 and $4.80, respectively. At December 31, 2005, 420,831 outstanding options were exercisable.  In 2004 and 2003, all outstanding options were exercisable, and options to purchase 226,477 and 88,559 shares, respectively, were vested. Exercise prices of outstanding options at December 31, 2005 and 2004 ranged from approximately $0.52 to $5.65 and $0.52 to $0.73 per share, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2005 and 2004 was 8.75 years and 9.18 years, respectively.

At December 31, 2005, the Company had issued more shares than available for future issuance or grant under the Equity Incentive Plan, creating a deficit of approximately 40,020 shares.  The deficit will be offset on the first day in 2006 as provided under the Equity Incentive Plan Share Reserve Provision, which increases the plan shares on the first day of each fiscal year, beginning in 2006, equal to the least of: i) 5% of the Company’s outstanding shares of Common Stock on the day preceding the first day of such fiscal year; ii) 1.3 million shares of common stock; or iii) an amount determined by the Board.  At December 31, 2004, 683,000 shares remained available for future issuance or grant under the Equity Incentive Plan.

The following table summarizes information as of December 31, 2005 concerning options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.52 - $0.52	7,227	5.86	$0.52	7,150	$0.52
$0.63 - $0.63	863,280	8.14	$0.63	348,194	$0.63
$0.73 - $3.46	81,799	9.08	$1.11	11,487	$0.73
$3.50 - $3.50	190,000	9.92	$3.50	—	$—
$3.89 - $4.64	51,446	9.68	$4.29	—	$—
$4.75 - $4.75	1,156	9.72	$4.75	—	$—
$5.00 - $5.00	2,312	9.60	$5.00	—	$—
$5.03 - $5.03	5,500	9.58	$5.03	—	$—
$5.50 - $5.50	426,056	9.24	$5.50	54,000	$5.50
$5.65 - $5.65	53,454	9.24	$5.65	—	$—
$0.52 - $5.65	1,682,230	8.75	$2.50	420,831	$1.26

Non-Employee Directors’ Stock Option Plan

In December 2004, the Board approved the 2005 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan), which became effective on the closing date (February 7, 2005) of the registration statement filed in connection with the Company’s IPO.

The Directors’ Plan provides for the automatic grant of non-statutory options to purchase shares of common stock to non-employee directors.  An aggregate of 420,000 shares of common stock have been reserved for future issuance under the Directors’ Plan.  This amount will be increased annually on the first day of the Company’s fiscal year, from 2005 to 2013, by the lesser of  90,000 shares of common stock or an amount determined by the Board.  As of December 31, 2005, no options to purchase common stock had been granted.

Employee Stock Purchase Plan

In December 2004, the Board approved the 2005 Employee Stock Purchase Plan (the Purchase Plan) which became effective on the closing date (February 7, 2005) of the registration statement filed in connection with the Company’s IPO.

Under the Purchase Plan, the Company may issue up to 300,000 shares of common stock to eligible employees who elect to participate in the Purchase Plan.  This amount will be increased annually on the first day of the Company’s fiscal year, from 2005 to 2013, by the lesser of i) 2% of the Company’s outstanding shares of Common Stock on the day preceding such fiscal year, ii) 50,000 shares of Common Stock or iii) an amount determined by the Board.  Employees participating in the Purchase Plan will obtain the right to purchase shares of Common Stock at the lower of 85% of the Common Stock closing price on the first day of the offering period or 85% of the Common Stock closing price on the purchase date.  The initial offering period commenced upon the closing date (February 7, 2005) of the Company’s IPO and will be approximately 24 to 27 months in duration, with purchase dates occurring every six months.  As of December 31, 2005, employees had  purchased 27,050 shares of Common Stock under the Purchase Plan.

Warrants

In March 2001, in conjunction with its line of credit agreement, the Company issued a warrant to purchase up to an aggregate of 40,000 shares of the Company’s Series A Preferred Stock at an exercise price of approximately $1.00 per share. The warrant is exercisable through the later of March 15, 2008 or five years after the Company’s initial public offering. The Company determined the fair value of the warrant on the grant date, using the Black-Scholes pricing model, of $22,400, which was recorded as a debt discount and was amortized over the term of the line of credit. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.3%; dividend yield of 0%; expected volatility of 60%; and an expected life of five years. Amortization of approximately $500, $4,900 and $22,400 was recorded as interest expense during the years ended December 31, 2004 and 2003, and for the period from January 21, 2000 (inception) to December 31, 2004, respectively. On May 15, 2005, the warrant agreement was amended to allow the warrant holder to purchase up to an aggregate of 7,710 shares of the Company’s Common Stock at an exercise price of approximately $5.19 per share.  As of December 31, 2005, the warrant remained outstanding.

In March 2003, in conjunction with its loan and security agreement, the Company issued warrants to purchase up to an aggregate of approximately 114,755 shares of the Company’s Series B Preferred Stock at an exercise price of approximately $1.22 per share. The warrants are exercisable through March 20, 2010. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $84,000, which is recorded as a debt discount and is being amortized over the term of the loan and security agreement. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 3.0%; dividend yield of 0%; expected volatility of 70%; and an expected life of five years. Amortization of approximately $17,000, $35,000, and $84,000 was recorded as interest expense during the years ended December 31, 2005 and 2004, and for the period from January 21, 2000 (inception) to December 31, 2005, respectively.  Under the terms of the warrant agreement, upon the Company completing it IPO, the underlying preferred stock shares of the warrants converted into common stock shares.  As a result, the underlying warrants were converted into warrants to purchase an aggregate of approximately 22,121 shares of the Company’s Common Stock at an exercise price of approximately $6.33 per share.  As of December 31, 2005, the warrants remained outstanding.

In December 2005, in conjunction with a loan and security agreement, the Company issued warrants to purchase up to an aggregate of 97,668 shares of the Company’s Common Stock at an exercise price of approximately $4.10 per share. The warrants are exercisable through December 30, 2010. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $241,000, which is recorded as a debt discount and is being amortized over 24 months, which is equal to the repayment term of the promissory note under the loan and security agreement. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.35%; dividend yield of 0%; expected volatility of 70%; and an expected life of five years.  As of December 31, 2005, the warrants remained outstanding and no interest expense had been recorded.

The weighted-average exercise price of warrants outstanding as of December 31, 2005, 2004 and 2003 was approximately $4.55, $5.02 and $3.91, respectively. The weighted-average fair value of warrants granted during 2005, 2004, 2003 and for the period from January 31, 2000 (inception) to December 31, 2005 was $2.47, $5.14, $3.79 and $2.73, respectively. The weighted-average remaining contractual life of the warrants outstanding at December 31, 2005 and 2004 was 4.70 years and 5.29 years, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at December 31, (in thousands):

	2005	2004
Conversion of Series A preferred stock	—	1,156
Conversion of Series B preferred stock	—	2,667
Conversion of Series B-2 preferred stock	—	1,682
Conversion of Series C redeemable preferred stock	—	6,672
Warrants for the purchase of Series A preferred stock	—	8
Warrants for the purchase of Series B preferred stock	—	22
Warrants for the purchase of Series C redeemable preferred stock	—	7
Warrant for the purchase of common stock	127	10
Common stock options
Granted and outstanding	1,682	959
Reserved for future issuance	380	683
Common stock reserved for Employee Stock Purchase Plan	273	—
	2,462	13,866

6. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are shown below. A valuation allowance of $36.7 million and $21.2 million as of December 31, 2005 and 2004 has been recognized to offset the net deferred tax assets as realization of such net assets has not met “the more likely than not” threshold required under SFAS No. 109.

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$31,738	$19,333
Tax credits	4,860	1,878
Deferred rent	538	323
Deferred compensation	262	212
Other	22	6
Total deferred tax assets	37,420	21,752
Valuation allowance for deferred tax assets	(36,696)	(21,165)
Net deferred tax assets	724	587
Deferred tax liabilities:
Depreciation and amortization	(724)	(587)
Net deferred taxes	$—	$—

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31,
	2005	2004	2003
	(in thousands)
Tax at federal statutory rate	$(12,556)	$(9,113)	$(4,639)
State, net of federal benefit	(1,836)	(1,327)	(735)
Tax credits	(2,355)	(800)	(522)
Change in valuation allowance	15,531	10,100	5,663
Permanent differences – Stock based compensation	1,001	883	55
Permanent differences – Other	589	242	120
Other	(374)	15	58
Provision for income taxes	$—	$—	$—

At December 31, 2005, 2004 and 2003, the Company had federal tax net operating loss carryforwards of approximately $77.8 million, $47.5 million and $24.5 million, respectively. At December 31, 2005, 2004 and 2003, the Company had California tax net operating loss carryforwards of approximately $78.5 million, $47.3 million and $24.5 million, respectively. The federal and California tax loss carryforwards will begin expiring in 2020 and 2012, respectively, unless previously utilized. At December 31, 2005, the Company also had federal and California research and development tax credit carryforwards totaling approximately $3.3 million and $2.2 million, respectively. The federal research and development tax credit carryforward will begin expiring in 2020 unless previously utilized. At December 31, 2005, the Company had a California manufacturer’s investment credit carryforward of approximately $141,000.

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

7. Related Party Transactions

In September 2000, the Company entered into a lease agreement with a non-profit organization with which the Company shares a common director. The related rent expense was $124,000, $476,000 and $1.6 million for the years ended December 31, 2004, 2003 and for the period from January 21, 2000 (inception) to December 31, 2004, respectively. The lease agreement expired on March 31, 2004.

In February 2001, April 2003 and April 2005, the Company entered into consulting agreements with one of its directors (the Director).  Under the terms of the consulting agreements the Director would provide agreed upon services to the Company and receive compensation based upon an hourly rate. The initial term of the consulting agreements are one year but the agreements automatically renew in one year increments unless otherwise terminated by the parties. The Director is no longer providing services under the February 2001 or April 2003 agreements. For the years ended December 31, 2005, 2004 and 2003, and the period from January 21, 2000 (inception) to December 30, 2005, the Director received compensation of approximately $6,000, $7,000, $12,000 and $61,000, respectively.

In March 2003, the Company entered into a consulting agreement with one of its major investors (the Investor). The Investor designated a consultant to provide certain administrative, business and technical support to the Company. Compensation under the agreement included a fee of $8,500 per month to be paid to the Investor for performance of services provided by the consultant. In addition, a warrant for the purchase of up to 19,277 shares of the Company’s Common Stock was issued to the consultant (Note 5). The agreement terminated in 2005.  For the years ended December 31, 2005, 2004 and 2003, and the period from January 21, 2000 (inception) to December 31, 2005, the Company paid the Investor approximately $70,000, $150,000, $93,000 and $313,000 respectively, including reimbursement of ordinary business expenses.

In July 2004 and July 2005, the Company entered into consulting agreements with a family member of one of its executive officers (the Consultant) to provide agreed upon services to the Company and receive compensation based upon an hourly rate.  The term of the consulting agreements are one year but the agreements automatically renew in one year increments unless otherwise terminated by the parties.  The Consultant is no longer providing services under the July 2004 agreement.  The July 2005 agreement was terminated in March 2006.  For the years ended December 31, 2005 and 2004, and the period from January 21, 2000 (inception) to December 31, 2005, the Company paid the Consultant approximately $75,000, $19,000 and $94,000 respectively, including reimbursement of ordinary business expenses.

8. Quarterly Financial Data (unaudited)

The following table summarizes certain of the Company’s operating results by quarter for 2005 and 2004 (in thousands):

	2005
	First	Second	Third	Fourth	Total
Net loss:	$(8,405)	$(9,373)	$(8,524)	$(9,573)	$(35,875)
Accretion of Series C redeemable convertible preferred stock issuance costs (a):	(6)	—	—	—	(6)
Net loss applicable to common stockholders (a):	$(8,411)	$(9,373)	$(8,524)	$(9,573)	$(35,881)

Net loss per share applicable to common stockholders (a):	$(0.69)	$(0.47)	$(0.43)	$(0.48)	$(1.99)

	2004
	First	Second	Third	Fourth	Total
Net loss applicable to common stockholders (a):	$(21,330)	$(17,926)	$(7,311)	$(7,622)	$(54,190)
Net loss per share applicable to common stockholders (a):	$(24.15)	$(17.11)	$(6.64)	$(6.48)	$(51.48)

(a)  The sum of the four quarters will not agree to the year total due to rounding within a quarter.

9. Subsequent Events

On March 6, 2006, the Company entered into a securities purchase agreement relating to a private placement in which the Company issued and sold to certain investors, for an aggregate purchase price of approximately $45.4 million, 8,555,133 shares of its common stock and warrants to purchase up to 2,994,288 shares of its common stock at an exercise price of $5.26 per share.  At the closing, investors in the private placement paid $5.26 per share of common stock and an additional purchase price equal to $0.125 per share underlying the warrants.

Certain of the Company’s existing stockholders, including two members of our board of directors, Ivor Royston, M.D. and Fred Middleton, and funds affiliated with Forward Ventures, Sanderling Ventures, Alloy Ventures and William Blair Capital Partners, invested in the private placement.  Dr. Royston, Mr. Middleton, Doug Kelly, M.D. and Arda Minocherhomjee, Ph.D., members of our board of directors, are associated with Forward Ventures, Sanderling Ventures, Alloy Ventures and William Blair Capital Partners, respectively.

The Company has agreed to file a registration statement with the Securities and Exchange Commission within 30 days after closing covering the resale of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the private placement.

Index to Exhibits

15.  (b) The following exhibits are filed as part of, or incorporated into, the 2005 Favrille, Inc. Annual Report on Form 10-K:

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)
3.2	Registrant’s Amended and Restated Bylaws.(1)
4.1	Form of Common Stock Certificate of Registrant.(2)
4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)
4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)
4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”).(6)
4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement.(6)
4.6	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.
4.7	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.
10.1	Form of Indemnity Agreement for Registrant’s directors and officers.(1)(2)
10.2	Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder.(1)(2)
10.3	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder.(1)(2)
10.4	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.(1)(2)
10.5	Employment Agreement dated January 6, 2005 between the Registrant and John P. Longenecker, Ph.D.(1)(2)
10.6	Office Lease dated January 31, 2003 between the Registrant and Kilroy Realty, L.P.(1)
10.7	First Amendment to Lease dated July 7, 2004 between the Registrant and Kilroy Realty, L.P.(1)
10.8	Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(1)
10.9	Loan and Security Agreement No. 24-0117 dated March 20, 2003 among the Registrant, Heller Financial Leasing, Inc. and Lighthouse Capital Partners IV, L.P.(1)
10.10	Supply Agreement made on November 12, 2004 between the Registrant and Biosyn Arzneimittel GmbH.(1)(3)
10.11	Employment Agreement dated January 6, 2005 between the Registrant and Tamara A. Seymour.(1)(2)
10.12	Employment Agreement dated January 6, 2005 between the Registrant and Daniel P. Gold, Ph.D.(1)(2)
10.13	Employment Agreement dated January 6, 2005 between the Registrant and Alice Wei.(1)(2)
10.14	Employment Agreement dated January 6, 2005 between the Registrant and John F. Bender, Pharm.D.(1)(2)
10.15	Employment Agreement dated January 6, 2005 between the Registrant and Richard Murawski.(1)(2)
10.16	Employment Agreement dated January 6, 2005 between the Registrant and John G. Gutheil, M.D.(1)(2)
10.17	Employment Agreement dated December 1, 2005 between the Registrant and David L. Guy.(2)
10.18	Form of Employment Agreement between the Registrant and its executive officers.(1)(2)
10.19	Letter Agreement dated May 28, 2004 between the Registrant and Oxford Finance Corporation.(4)
10.20	Amendment dated June 16, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(4)
10.21	Letter Agreement dated June 27, 2005 between the Registrant and Oxford Finance Corporation.(4)
10.22	Third Amendment to Lease dated July 7, 2005 between Registrant and Kilroy, L.P.(4)

10.23	Amended and Restated Office Lease dated October 31, 2005 between the Registrant and Kilroy Realty, L.P.(5)
10.24	Master Security Agreement dated December 30, 2005 between the Registrant and General Electric Capital Corporation.
10.25	Amendment dated December 30, 2005 to the Master Security Agreement dated December 30, 2005 between the Registrant and General Electric Capital Corporation.
10.26	Promissory Note dated December 30, 2005 between the Registrant and General Electric Capital Corporation.
10.27	Amendment dated December 30, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.
10.28	Promissory Note dated December 30, 2005 between the Registrant and Oxford Finance Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page of this report.
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

(4)            Filed on August 12, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)             Filed on November 14, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(6)             Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAVRILLE, INC.

By:	/s/ JOHN P. LONGENECKER, PH.D.
John P. Longenecker President and Chief Executive Officer

Dated: March 29, 2006

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

Signature	Title	Date

/s/ JOHN P. LONGENECKER, PH.D.	President, Chief Executive Officer and	March 29, 2006
John P. Longenecker	Director (Principal Executive Officer)

/s/ TAMARA SEYMOUR	Chief Financial Officer	March 29, 2006
Tamara Seymour	(Principal Financial and Accounting Officer)

/s/ CAM L. GARNER	Director	March 29, 2006
Cam L. Garner

/s/ MICHAEL L. EAGLE	Director	March 29, 2006
Michael L. Eagle

/s/ ANTONIO J. GRILLO-LOPEZ, M.D.	Director	March 29, 2006
Antonio J. Grillo-Lopez

/s/ PETER BARTON HUTT	Director	March 29, 2006
Peter Barton Hutt

/s/ DOUGLAS E. KELLY, M.D.	Director	March 29, 2006
Douglas E. Kelly, M.D.

/s/ FRED MIDDLETON	Director	March 29, 2006
Fred Middleton

/s/ ARDA MINOCHERHOMJEE, PH.D.	Director	March 29, 2006
Arda Minocherhomjee, Ph.D.

/s/ WAYNE I. ROE	Director	March 29, 2006
Wayne I. Roe

/s/ IVOR ROYSTON, M.D.	Director	March 29, 2006
Ivor Royston, M.D.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)
3.2	Registrant’s Amended and Restated Bylaws.(1)
4.1	Form of Common Stock Certificate of Registrant.(1)
4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)
4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)
4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”).(6)
4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement.(6)
4.6	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.
4.7	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.
10.1	Form of Indemnity Agreement for Registrant’s directors and officers.(1)(2)
10.2	Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder.(1)(2)
10.3	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder.(1)(2)
10.4	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.(1)(2)
10.5	Employment Agreement dated January 6, 2005 between the Registrant and John P. Longenecker, Ph.D.(1)(2)
10.6	Office Lease dated January 31, 2003 between the Registrant and Kilroy Realty, L.P.(1)
10.7	First Amendment to Lease dated July 7, 2004 between the Registrant and Kilroy Realty, L.P.(1)
10.8	Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(1)
10.9	Loan and Security Agreement No. 24-0117 dated March 20, 2003 among the Registrant, Heller Financial Leasing, Inc. and Lighthouse Capital Partners IV, L.P.(1)
10.10	Supply Agreement made on November 12, 2004 between the Registrant and Biosyn Arzneimittel GmbH.(1)(3)
10.11	Employment Agreement dated January 6, 2005 between the Registrant and Tamara A. Seymour.(1)(2)
10.12	Employment Agreement dated January 6, 2005 between the Registrant and Daniel P. Gold, Ph.D.(1)(2)
10.13	Employment Agreement dated January 6, 2005 between the Registrant and Alice Wei.(1)(2)
10.14	Employment Agreement dated January 6, 2005 between the Registrant and John F. Bender, Pharm.D.(1)(2)
10.15	Employment Agreement dated January 6, 2005 between the Registrant and Richard Murawski.(1)(2)
10.16	Employment Agreement dated January 6, 2005 between the Registrant and John G. Gutheil, M.D.(1)(2)
10.17	Employment Agreement dated December 1, 2005 between the Registrant and David L. Guy.(2)
10.18	Form of Employment Agreement between the Registrant and its executive officers.(1)(2)
10.19	Letter Agreement dated May 28, 2004 between the Registrant and Oxford Finance Corporation.(4)
10.20	Amendment dated June 16, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(4)
10.21	Letter Agreement dated June 27, 2005 between the Registrant and Oxford Finance Corporation.(4)
10.22	Third Amendment to Lease dated July 7, 2005 between Registrant and Kilroy, L.P.(4)

10.23	Amended and Restated Office Lease dated October 31, 2005 between the Registrant and Kilroy Realty, L.P.(5)
10.24	Master Security Agreement dated December 30, 2005 between the Registrant and General Electric Capital Corporation.
10.25	Amendment dated December 30, 2005 to the Master Security Agreement dated December 30, 2005 between the Registrant and General Electric Capital Corporation.
10.26	Promissory Note dated December 30, 2005 between the Registrant and General Electric Capital Corporation.
10.27	Amendment dated December 30, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.
10.28	Promissory Note dated December 30, 2005 between the Registrant and Oxford Finance Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page of this report.
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

(4)            Filed on August 12, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)             Filed on November 14, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(6)             Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.