Form 10-Q
period 2006-03-31
FAVRILLE INC
filed 2006-05-15
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51134

Favrille, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0892797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10421 Pacific Center Court, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 526-8000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer  ☐                               Accelerated Filer  ☐                             Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).                       YES ☐    NO ☒

The number of shares of the Registrant’s common stock outstanding as of May 5, 2006 was 28,918,185.

FAVRILLE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2006
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005
Statements of Operations (Unaudited) for the three months ended March 31, 2006 and 2005 and the period from January 21, 2000 (inception) to March 31, 2006 (Unaudited)
Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006 and 2005 and the period from January 21, 2000 (inception) to March 31, 2006 (Unaudited)
Notes to Condensed Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,898	$12,065
Short-term investments	19,732	22,427
Receivables	407	372
Prepaid expenses and other current assets	884	563
Total current assets	71,921	35,427
Property and equipment, net	9,852	9,430
Restricted cash	1,550	1,550
Other assets	602	600
Total assets	$83,925	$47,007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,350	$3,888
Current portion of debt	2,704	2,553
Total current liabilities	8,054	6,441
Debt, less current portion	3,181	3,532
Deferred rent	1,738	1,320
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000 shares authorized at March 31, 2006 and December 31, 2005; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value:
Authorized shares, 75,000,000 at March 31, 2006 and December 31, 2005;
Issued and outstanding shares— 28,920,426 and 20,329,046 at March 31, 2006 and December 31, 2005, respectively	29	20
Additional paid-in capital	197,264	156,882
Deferred stock-based compensation	—	(5,655)
Note receivable from stockholder	(96)	(96)
Accumulated other comprehensive loss	(7)	(54)
Deficit accumulated during the development stage	(126,238)	(115,383)
Total stockholders’ equity	70,952	35,714
Total liabilities and stockholders’ equity	$83,925	$47,007

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Unaudited

			Period from January 21, 2000
	Three Months ended March 31,		(inception) to March 31,
	2006	2005	2006
Operating expenses:
Research and development	$8,421	$6,828	$77,277
Marketing, general and administrative	2,701	1,664	21,194
Total operating expenses	11,122	8,492	98,471
Interest income	432	296	2,841
Interest expense	(165)	(208)	(2,172)
Other income (expense)	—	(1)	14
Loss on extinguishment of debt	—	—	(290)
Total other income, net	267	87	393
Net loss	(10,855)	(8,405)	(98,078)

Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	(28,103)
Accretion of Series C redeemable convertible preferred stock issuance costs	—	(6)	(57)
Net loss applicable to common stockholders	$(10,855)	$(8,411)	$(126,238)
Historical net loss per share:
Basic and diluted	$(0.49)	$(0.69)
Weighted-average shares-basic and diluted	22,355	12,180

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

Unaudited

			Period from
			January 21,
			2000
	Three Months ended		(inception) to
	March 31,		March 31,
	2006	2005	2006
Operating activities
Net loss	$(10,855)	$(8,405)	$(98,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511	438	4,869
Issuance of options and warrant related to consulting agreements	—	—	186
Stock-based compensation	879	747	6,329
Non-cash interest expense	42	15	214
Loss on extinguishment of debt	—	—	(290)
Issuance of restricted common stock for license	—	—	24
Deferred rent	418	136	1,738
Amortization of premium/discount on short-term investments	1	1	6
Accrued interest on short-term investments	89	(37)	(225)
Unrealized loss on cash and cash equivalents	—	1	(1)
Changes in operating assets and liabilities:
Receivables	(124)	(2)	(182)
Prepaid expenses and other assets	(324)	5	(1,189)
Accounts payable and accrued liabilities	1,462	807	5,350
Net cash used in operating activities	(7,901)	(6,294)	(81,249)
Investing activities
Purchases of property and equipment	(932)	(209)	(14,690)
Purchases of short-term investments	(5,909)	(3,561)	(40,397)
Maturities of short-term investments	8,650	—	20,653
Other assets	—	—	(70)
Restricted cash	—	—	(1,710)
Sale of restricted cash	—	—	160
Net cash from (used in) investing activities	1,809	(3,770)	(36,054)
Financing activities
Proceeds from debt	315	—	15,722
Payments on debt	(557)	(603)	(9,640)
Issuance of preferred stock, net	—	—	76,144
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock and warrants	45,168	39,457	85,363
Repurchase of restricted common stock	(1)	(1)	(38)
Net cash provided by financing activities	44,925	38,853	168,201
Net decrease increase in cash and cash equivalents	38,833	28,789	50,898
Cash and cash equivalents at beginning of period	12,065	25,065	—
Cash and cash equivalents at end of period	$50,898	$53,854	$50,898

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$43,678	$43,678

See accompanying notes.

FAVRILLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED

1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as expenses during the reporting period. Actual results could differ from those estimates.  On an ongoing basis, we review our estimates based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation.  The March 31, 2005 Statement of Operations includes stock-based compensation expense in the applicable research and development and marketing, general and administrative amounts in a manner consistent with the March 31, 2006 Statement of Operations presentation.

Stock-Based Compensation

Adoption of SFAS 123(R)

Favrille has its Amended and Restated 2001 Equity Incentive Plan (the Equity Incentive Plan), its 2005 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan) and its 2005 Employee Stock Purchase Plan (the Stock Purchase Plan) that are described more fully in Note 5 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, no grants had been made from the Directors’ Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)).  SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income.  The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees on a straight-line basis over the vesting period, which is generally four years.  Prior to January 1, 2006, the Company recorded compensation expense for stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Prior to the Company’s initial public offering (IPO), the Company established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Board of Directors (the Board). Therefore, the options had no intrinsic value upon grant and no expense was recorded upon issuance. With respect to certain options granted during 2005 and 2004, the Company had recorded deferred compensation of $350,000 and $9.4 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Board and the deemed fair value per share determined solely for financial reporting purposes.

The Company has elected the modified prospective transition method for adopting SFAS 123(R).  Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption.  The deferred stock-based compensation balance of $5.7 million as of December 31, 2005, which was accounted for under APB 25, was reclassified as a reduction of additional paid-in capital upon the adoption of SFAS 123(R).  In addition, the unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income or loss in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports.  The cumulative effect of the change in accounting principle from APB 25 to SFAS 123(R) was not material, because the amortization of expense related to options granted prior to the adoption was based on the single-option approach.

Determining Fair Value

The Company estimates the fair value of each share-based award on the grant date using the Black-Scholes valuation model.  To facilitate the adoption of SFAS 123(R), the Company applied provisions of Staff Accounting Bulletin (SAB) 107 in developing our methodologies to estimate our Black-Scholes valuation model inputs.  Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.  Below is a summary of the methodologies the Company utilized to estimate the assumptions:

Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach.  This fair value is then amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

Expected Term- The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the SAB 107 simplified method, since the company does not have adequate history of exercises of its stock-based awards since its IPO in February 2005.

Expected Volatility-The Company estimates its volatility factor by using the historical average volatility, over a period equal to the expected term, of comparable companies since it does not have adequate stock price history of its own stock to determine volatility.

Expected Dividend - The Black-Scholes valuation model calls for a single expected dividend yield as an input.  The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends in the future.

Risk-Free Interest Rate – The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term.  Where the expected term of the Company’s stock-based awards does not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available maturities.

Estimated Forfeitures – When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.  As stock-based compensation expense recognized in the Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Fair Value – The fair value of the Company’s stock options granted to employees and employee stock purchase plan offerings for the three months ended March 31, 2006 and 2005 was estimated using the following assumptions:

	Stock Option Plan Three Months ended March 31,		Employee Stock Purchase Plan Three Months ended March 31
	2006	2005	2006	2005

Expected term (in years)	6.25	4.0	1.25	1.25
Volatility	61.8%	70%	57.6%	70%
Expected dividend	0	0	0	0
Weighted average risk-free interest rate	4.70%	4.27%	4.71%	3.02%
Estimated forfeitures	4.0%	—	4.0%	—
Weighted-average fair value	$4.38	$3.26	$3.01	$3.18

Stock-Based Compensation Expense

Under provisions of SFAS 123(R), the Company recorded $879,000 of stock-based compensation expense in our Statement of Operations for the three months ended March 31, 2006.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted both before and after the adoption of SFAS 123(R).  Prior to the adoption of SFAS 123(R), the Company recorded $747,000 of stock-based compensation in our Statement of Operations for the three months ended March 31, 2005 under the provisions of APB 25 based upon their intrinsic value.  Total stock-based compensation expense recognized for the three months ended March 31, 2006 and 2005 were as follows (in thousands, except per share data):

	Three Months ended March 31,	Three Months ended March 31,
	2006	2005
Research and development	$433	$367
General and administrative	446	380
Share-based compensation expense	$879	$747

Net share-based compensation expense, per common share
Basic and diluted	$0.04	$0.06

At March 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized was approximately $8.7 million, net of estimated forfeitures of approximately $540,000.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

Pro-forma Disclosures

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to adoption as if it had accounted for all stock options under the fair value method of the original SFAS 123.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the same period in the prior year:

Three Months ended March 31,
2005
(in thousands, except per share data)
Pro forma net loss applicable to common stockholders	$(8,411)
Add: Stock-based employee compensation expense included in net loss	747
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(728)
Pro forma net loss applicable to common stockholders	$(8,392)
Net loss per share:
As reported-Basic and Diluted	$(0.69)
Pro forma-Basic and Diluted	$(0.69)

As a result of adopting SFAS 123(R), the Company’s net loss for the three months ended March 31, 2006 is approximately $200,000 larger than if the Company had continued to account for stock-based compensation under APB 25.  Basic and diluted net loss per share for the three months ended March 31, 2006, would have been $0.48 if the Company had not adopted SFAS 123(R) compared to reported basic and diluted net loss per share of $0.49, respectively.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options.  The following is a summary of option activity for the Equity Incentive Plan:

	Shares	Approximate Weighted- average exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	1,682	$2.50
Granted	697	7.04
Exercised	(2)	0.63
Forfeited	(2)	3.79
Outstanding at March 31, 2006	2,375	3.84	8.93	$7,157

Vested and expected to vest at March 31, 2006	2,267	3.78	8.91	$6,956

Exercisable at March 31, 2006	1,112	1.40	8.10	$5, 876

Shares available for future stock option grants under the Equity Incentive Plan and the Directors’ Plan were 283,000 and 420,000, at March 31, 2006, respectively.  Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1.8 million options that were in-the-money as of March 31, 2006.

Stock Purchase Plan Information

During the three months ended March 31, 2006, 36,070 shares were issued at a purchase price of $3.93.  At March 31, 2006, approximately 160,000 shares were reserved for future issuance and the aggregate intrinsic value of options outstanding under the Company’s Stock Purchase Plan was $300,000.

Net Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Basic loss per share is calculated using the weighted average number of common shares outstanding during each period, without consideration for common stock equivalents. Diluted loss per share includes the dilutive effect of common equivalent shares outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The pro forma shares used to compute basic and diluted net loss per share below represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase, and include the assumed automatic conversion of all outstanding shares of preferred stock that automatically converted into shares of common stock upon the closing of our IPO, in February 2005, using the as-if converted method as of January 1, 2005 or the date of issuance, if later.

	Three Months ended March 31,
	2006	2005
	(in thousands, except per share data)
Historical:
Numerator:
Net loss	$(10,855)	$(8,405)
Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—
Accretion of Series C redeemable convertible stock issuance costs	—	(6)
Net loss applicable to common stockholders	$(10,855)	$(8,411)
Denominator:
Weighted-average common shares	22,616	12,751
Weighted-average unvested common shares subject to repurchase	(262)	(571)
Denominator for basic and diluted earnings per share	22,354	12,180

Basic and diluted net loss per share	$(0.49)	$(0.69)
Pro forma:
Net loss applicable to common stockholders	$(10,855)	$(8,411)

Pro forma basic and diluted net loss per share	$(0.49)	$(0.49)

Shares used above	22,355	12,180
Pro forma adjustments to reflect weighted-average affect of conversion of preferred stock	—	5,006
Pro forma shares used to compute basic and diluted net loss per share	22,355	17,186

	As of March 31
	(in thousands)
	2006	2005
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Stock warrants	3,122	30
Options to purchase common stock	2,376	1,460
Common stock subject to repurchase	233	526
	5,731	2,016

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended March 31,
	2006	2005

Net loss	$(10,855)	$(8,405)
Change in unrealized gain (loss) on short-term investments	47	(17)
Comprehensive loss	$(10,808)	$(8,422)

Accumulated other comprehensive loss totaled $7,000 and $54,000 at March 31, 2006 and December 31, 2005, respectively, and was attributed to unrealized losses on short-term investments.

3.  Stockholders’ Equity

Private Placement of Common Stock and Warrants

On March 6, 2006, the Company entered into a securities purchase agreement relating to a private placement in which the Company issued and sold to certain investors, for an aggregate purchase price of approximately $45.4 million, 8.6 million shares of its common stock and warrants to purchase up to 3 million shares of its common stock at an exercise price of $5.26 per share.  At the closing, investors in the private placement paid $5.26 per share of common stock and an additional purchase price equal to $0.125 per warrant.

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

The Company filed a registration statement with the Securities and Exchange Commission on March 31, 2006 covering the resale of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the private placement.   On April 12, 2006, the Securities and Exchange Commission declared the registration statement effective.

Initial Public Offering

On February 7, 2005, the Company completed an initial closing of its IPO in which it sold 6 million shares of common stock for proceeds of $37.7 million, net of underwriting discounts and commissions and $1.4 million of offering expenses. In addition, on March 7, 2005, the Company completed an additional closing of its IPO in which it sold an additional 285,000 shares of common stock pursuant to the partial exercise by the underwriters of an over-allotment option which resulted in proceeds of $1.8 million, net of underwriting discounts and commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words “anticipate”, “expect”, “believe”, “plan”, “intend”, and similar expressions are intended to identify such statements. Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to those discussed herein and, in particular, the risks described in Item 1A of Part II  and throughout our Annual Report on Form 10-K for the year ended December 31, 2005. Actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We believe FavId may be effective in treating other types of B-cell NHL. Five additional Phase 2 clinical trials of FavId are either ongoing or expected to begin during 2006. One of these clinical trials is being conducted under a separate physician-sponsored Investigational New Drug, or IND, application in the United States. A second of these is being conducted as a physician-sponsored clinical trial in Switzerland. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology will enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases, with an initial focus on multiple sclerosis. We are currently developing a second product candidate, FAV-201, for the treatment of T-cell lymphoma and intend to initiate a Phase 1/2 clinical trial evaluating the safety and preliminary efficacy of FAV-201 in the second quarter of 2006. We have retained exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of March 31, 2006, we had not generated any revenues, and we had financed our operations and internal growth through private placements of our common stock and warrants, equipment and leasehold debt financings and the sale of common stock in our initial public offering or IPO in February 2005. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2006, our deficit accumulated during the development stage was approximately $126.2 million. We expect to incur substantial and increasing losses for the next several years as we:

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

From inception through March 31, 2006, we incurred costs of approximately $77.3 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application, or BLA, for FavId will be an additional $60 million.  We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, primarily multiple sclerosis.

Clinical development timelines, likelihood of success and total costs vary widely. Although we are currently focused primarily on FavId, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an ongoing basis in response to the scientific and clinical success of each product candidate.

At this time, due to the risks inherent in the clinical trial process, clinical trial completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our product candidates could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any cash flows from our current product candidates will commence.

Marketing, General and Administrative Expense.    Marketing, general and administrative expenses consist primarily of compensation and other expenses related to our marketing and corporate general and administrative employees, legal fees and other professional services expenses. We anticipate increases in marketing, general and administrative expenses as we add personnel and continue to develop and prepare for commercialization of our product candidates.

Interest Income.    Interest income primarily consists of interest earned on our cash reserves, cash invested in money market funds, government securities, corporate notes and bonds and certificates of deposit.

Interest Expense.    Interest expense represents interest on our debt, including capital leases.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ materially from those estimates. While our significant accounting policies are described in more detail in Note 1 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Deferred Tax Asset Valuation Allowance.    Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2006 and December 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

Stock-Based Compensation.    We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first day of an offering period or the last day of each six-month purchase period during a twenty-four month offering under our employee stock purchase plan.  The benefits provided under these plans are stock-based payments subject to the provisions of SFAS 123(R).  Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective transition method, prior periods are not revised for comparative purposes.  Prior to the adoption SFAS 123(R), we recorded compensation expense for these plans based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Prior to our IPO, we established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Board of Directors (the Board). Therefore, the options had no intrinsic value upon grant and no expense was recorded upon issuance. With respect to certain options granted during 2005 and 2004, we had recorded deferred compensation of $350,000 and $9.4 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Board and the deemed fair value per share determined solely for financial reporting purposes.  The deferred stock-based compensation balance of $5.7 million as of December 31, 2005, which was accounted for under APB 25, was reclassified as a reduction of additional paid-in capital upon the adoption of SFAS 123(R) and the unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income or loss in the periods after the date of adoption using the same Black-Scholes valuation model and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports.  The cumulative effect of the change in accounting principle from APB 25 to SFAS 123(R) was not material, because the amortization of expense related to options granted prior to the adoption was based on the single-option approach.  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was approximately $879,000. At March 31, 2006, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $8.7 million, net of estimated forfeitures of $540,000, which is expected to be recognized over a weighted-average period of 3.1 years.

Upon adoption of SFAS 123(R), we estimated the value of stock-based awards on the date of grant using a Black-Scholes valuation model.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of SFAS 123(R)  in future periods, the compensation expense that we record under SFAS 123(R)  may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Clinical Trial Accruals.    In the normal course of business, we contract with numerous third-party clinical trial centers to perform various clinical trial activities in the on-going development of FavId. The financial terms of these agreements are subject to negotiation and variation from contract to contract may result in uneven payment flows. Payment under the contracts depends on factors such as the completion of individual patients’ treatments and the related required documentation.  We record expenses for contracted clinical trial costs based upon patient enrollment and the dates that they receive treatment.  These costs are a significant component of research and development expenses.  The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. However, our estimates may not match the timing of actual services performed by the clinical trial centers, which may result in adjustments to our research and development expenses in future periods.

Short Term Investments.    We classify all of our short-term investments as available-for-sale.  We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income which is reflected as a separate component of stockholders’ equity.  The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity.  Such amortization is included in interest income.  Realized gains and losses are recorded in our statement of operations.  If we believe that an other-than-temporary decline exists, it is our policy to record a write-down to reduce the investments to fair value and record the related charge as a realized loss.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented above relating to them.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

Research and Development.    Research and development expense increased from approximately $6.8 million for the three months ended March 31, 2005 to $8.4 million for the three months ended March 31, 2006. The increase of $1.6 million, or 24%, was due primarily to an increase of approximately $850,000 in expenses associated with an increase in personnel from 99 employees to 117 employees; an increase of approximately $790,000 in expenses for clinical trial sites and other third party vendors supporting the pivotal Phase 3 clinical trial; an increase of approximately $670,000 of operating expenses related to our manufacturing facility to support the production of FavId; offset by a decrease of approximately $780,000 of raw materials and supplies for the manufacture of FavId for our Phase 3 clinical trial due to the completion of patient enrollment during the first quarter of 2006.

Marketing, General and Administrative.   Marketing, general and administrative expense increased from approximately $1.7 million for the three months ended March 31, 2005 to $2.7 million for the three months ended March 31, 2006. The increase of $1 million, or 59%, primarily reflects an increase of approximately $490,000 associated with an increase in general and administrative personnel from 15 employees to 22 employees; an increase of $260,000 for auditing, liability insurance premiums and other public company expenses and an increase of approximately $190,000 in personnel and outside services related to strategic marketing programs.

Interest Income.  Interest income increased from approximately $296,000 for the three months ended March 31, 2005 to approximately $432,000 for the three months ended March 31, 2006. The increase of $136,000, or 45.9%, was a result of rising interest rates during the past year and the additional laddered short-term investment programs initiated after the first quarter of 2005.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of March 31, 2006, we had received proceeds from the sale of preferred stock of approximately $76.1 million, net of stock issuance costs of approximately $686,000; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions of approximately $3.1 million and offering expenses of approximately $1.4 million; and proceeds of approximately $45.0 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement, net of offering expenses of approximately $400,000.

As of March 31, 2006, we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $12.7 million.  Total debt of $5.9 million was outstanding at that date.  These obligations are secured by our existing and future assets excluding intellectual property and are due in monthly installments through May 2009. They bear interest at stated rates ranging from approximately 9.34% to 11.19%.  The debt agreements subject us to certain financial and non-financial covenants. As of March 31, 2006, we were in compliance with the terms of the debt agreements.

Cash Flows

As of March 31, 2006, cash, cash equivalents and short-term investments were approximately $70.6 million as compared to $34.5 million at December 31, 2005, an increase of approximately $36.1million. The increase primarily is due to the $45.4 million in gross proceeds received from our private placement during the first quarter of 2006, partially offset by net cash used to fund ongoing operations.

Net cash used in operating activities was approximately $7.9 million for the three months ended March 31, 2006 compared to $6.3 million for the same period in 2005. The increase of $1.6 million is primarily due to increased operating expenses related to additional personnel and other expenses related to the continuing clinical development and preparation for commercialization of FavId.

Net cash from investing activities was $1.8 million for the three months ended March 31, 2006 compared to net cash used in investing activities of $3.8 million for the same period in 2005. The increase of $5.6 million is due to $8.6 million in short term investment maturities offset by increases of $2.3 million in short term investment purchases and $723,000 in property and equipment purchases.

Net cash provided by financing activities for the three months ended March 31, 2006 totaled $44.9 million, reflecting primarily the net proceeds from our private placement of common stock and warrants in March 2006 of approximately $45.2 million.  Net cash provided by financing activites for the same period in 2005 totaled $38.9 million, reflecting primarily the net proceeds from our IPO of $39.5 million in February 2005.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from equipment and leasehold improvement debt financing. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash, cash equivalents and short-term investments will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of March 31, 2006, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of March 31, 2006, all of our short-term investments were government agency securities, corporate notes and bonds, and our cash equivalents were held in checking accounts and money market funds.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We believe that a control system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and, therefore, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

During the three months ended March 31, 2006, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Related to the Development of Our Product Candidates

*We are dependent on the success of our lead product candidate, FavId, and we cannot be certain that it will be commercialized.

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

Other than FavId, we have only two other product development programs, which are at significantly earlier stages of development. We are currently preparing to file an IND for a product candidate, FAV-201, from one of these programs in patients with T-cell lymphoma. We have ongoing preclinical studies to assess the applicability of our technology to autoimmune diseases, with an initial focus on multiple sclerosis. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. We cannot be certain that the clinical development of FavId or any other product candidate in preclinical testing or clinical trials will be successful, that it will receive the regulatory approvals required to commercialize it, or that any of our other research programs will yield a product candidate suitable for entry into clinical trials. If we are unable to commercialize FavId or our other product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 130 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We completed enrollment of patients in a pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in January 2006 and anticipate an analysis of the secondary endpoint, response improvement, during the fourth quarter of 2006 and final analysis of the primary endpoint, TTP, during the second half of 2007. Four additional Phase 2 clinical trials of FavId were ongoing during 2005, with one additional Phase 2 clinical trial planned for 2006. One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States. A second of these is being conducted as a physician-sponsored clinical trial in Switzerland. We are also developing our preclinical candidate FAV-201 for the treatment of T-cell lymphoma. We are currently preparing to file an IND in the second quarter of 2006.

We have received a Special Protocol Assessment, or SPA, from the FDA for our Phase 3 clinical trial. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. We cannot assure you that we will be able to file a BLA for FavId until after we receive an analysis of the primary endpoint, TTP, of our ongoing Phase 3 clinical trial (assuming the TTP data is positive), which analysis is anticipated in the second half of 2007, or at all. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our ongoing Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

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

Risks Related to Our Financial Results and Need for Financing

*We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We are a development stage company with a limited operating history. We have financed our operations through private placements of stock and warrants, an initial public offering of our common stock and equipment and leasehold debt financing. We have incurred losses in each year since our inception in 2000. For the three months ended March 31, 2006 and 2005 net losses were $10.9 million and $8.4 million, respectively. As of March 31, 2006, we had an accumulated deficit of $126.2 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs, preparations to manufacture FavId on a commercial scale, and, to a lesser extent, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

*We will need substantial additional funds to continue operations, which we may not be able to raise on favorable terms, or at all.

We will need substantial additional funds for existing and planned preclinical studies and clinical trials, to continue research and development activities, for lease and debt obligations related to our manufacturing and headquarter facilities, and to establish manufacturing and marketing capabilities for any products we may develop. In addition, because we do not expect to generate revenues from the sale of our product candidates for several years, if at all, we will also need to raise additional capital to fund our operations.

We believe that our existing cash, cash equivalents and short-term investments, together with interest thereon, will be sufficient to meet our projected operating requirements through fiscal 2007. We will need to raise additional funds in order to commercialize FavId, including the completion of the expansion and qualification of our manufacturing facility for commercial-scale production. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

*Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC approved a vote that effectively required us to adopt this statement on January 1, 2006. This statement eliminates the ability to account for stock-based compensation using the intrinsic value method allowed under APB 25 and requires these transactions to be recognized as compensation expense in the statement of operations based on the fair values on the date of grant, with the compensation expense recognized over the period in which an employee or director is required to provide service in exchange for the stock award. This new requirement will result in an increase in our stock-based compensation expense, which may increase our net losses. For example, as a result of adopting SFAS 123(R), the Company’s net loss for the three months ended March 31, 2006 is approximately $200,000 larger than if the Company had continued to account for stock-based compensation under APB 25.  Basic and diluted net loss per share for the three months ended March 31, 2006, would have been $0.48 if the Company had not adopted SFAS 123(R), compared to reported basic and diluted net loss per share of $0.49.

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

*We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not be able to obtain regulatory approval for or commercialize FavId or any other product candidates that we may develop.

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

If the quality or accuracy of the clinical data obtained by medical institutions and clinical investigators, including physician sponsors and other third-party vendors involved in data management, is compromised due to their failure to adhere to applicable laws or our clinical protocols or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize FavId, or any other product candidates that we may develop. If any of our relationships with any of these organizations or individuals terminates, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these third parties would delay our clinical trials and could jeopardize our ability to commercialize FavId and our other product candidates on a timely basis, or at all.

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

We will need to either expand and qualify our current facility or construct and qualify a commercial scale manufacturing facility in order to commercialize FavId or any other product candidates that we may develop. We believe our current facility could be used to manufacture FavId for initial commercial launch and plan to begin construction of the expanded manufacturing facility during the second quarter of 2006. We cannot assure you that we would be able to meet commercial demand for FavId in this facility. Additionally, we may require a larger production facility to meet the demand for FavId if it is approved. We would need to raise additional debt or equity capital to finance construction of the larger facility. Such financing may not be available or, if available, may not be obtained on terms favorable to us or our stockholders.

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

As of March 31, 2006, we had 141 employees. Of these, 112 employees were in research and development comprised of 76 in manufacturing, quality control and quality assurance, 31 in research and process development, and five members of senior management.  Of the remaining employees, three were members of senior management and 26 were in administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth would impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we would need to:

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

Our business exposes us to potential liability risks that may arise from the clinical testing of our product candidates and the manufacture and sale of any approved products. These risks will exist even with respect to those product candidates that are approved for commercial sale by the FDA and manufactured in facilities regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. We currently maintain clinical trial insurance. Although we believe our current insurance coverage is adequate, we cannot be certain that it will be sufficient. Furthermore, we cannot be certain that our current insurance coverage will continue to be available, or that increased coverage, which will be necessary if we are able to commercialize our products, will be available in the future on reasonable terms, or at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy claims against our assets, including our intellectual property.

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

Risks Related to Our Intellectual Property and Potential Litigation

*If we are unable to obtain and maintain protection for our intellectual property, the value of our technology and products may be adversely affected.

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

We also have three issued patents over twenty patent applications pending outside of the United States, and have received a notice that one of these applications will issue as a patent. Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the United States. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

*Until our initial public offering in February 2005, there was no public market for our common stock, and the price of our common stock may be volatile and could decline significantly.

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not develop or be sustained. Our stock price has traded in the range of $7.77 - $3.20 from the commencement of our IPO on February 2, 2005 to May 5, 2006.

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

*Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of March 31, 2006, our officers and directors, stockholders affiliated with our directors and those stockholders owning at least ten percent of our outstanding capital stock together beneficially held approximately 61.1% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2006, we entered into a securities purchase agreement relating to a private placement in which we issued and sold to certain investors, for an aggregate purchase price of approximately $45.4 million, 8,555,133 shares of our common stock and warrants to purchase up to 2,994,288 shares of our common stock at an exercise price of $5.26 per share.  At the closing, investors paid $5.26 per share of common stock purchased and an additional purchase price equal to $0.125 per warrant.

The Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.  The Company filed a registration statement with the Securities and Exchange Commission on March 31, 2006 covering the resale of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the private placement.   On April 12, 2006, the Securities and Exchange Commission declared the registration statement effective.

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

Our initial public offering of our common stock, par value $0.001, was effected through a Registration Statement on Form S-1 (File No. 333-114299) that was declared effective by the Securities and Exchange Commission on February 2, 2005.  Our initial public offering commenced on February 2, 2005.  On February 7, 2005, 6 million shares of our common stock were sold for an aggregate offering price of $42.0 million.  On March 7, 2005, 285,000 shares of our common stock were sold for an aggregate offering price of $2.0 million upon the partial exercise of the underwriters’ over-allotment option.  Our initial public offering resulted in aggregate proceeds to us of approximately $39.4 million, net of underwriting discounts and commissions of approximately $3.1 million and offering expenses of approximately $1.4 million, through a syndicate of underwriters managed by Bear, Stearns & Co. Inc., CIBC World Markets Corp., Needham & Company, Inc. and A.G. Edwards & Sons, Inc.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates.  All offering expenses were paid directly to others.

We had invested $40.9 million in proceeds from the offering, net of underwriting discounts and commissions but before expenses, in government agency securities, corporate bonds and notes and money market funds.  Through March 31, 2006, we used approximately $19.3 million of the proceeds from our initial public offering to develop and prepare for filing a biologic license application, or BLA, for regulatory approval of FavId, for development of our other product candidates, for general and administrative expenses, and for working capital, including debt repayments.

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

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of Registrant.(1)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”). (2)

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement. (2)

10.1	Amendment dated March 16, 2006 to the Employment Agreement dated January 5, 2005 between the Registrant and Alice Wei (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed as an Exhibit to Favrille, Inc.’s Registration Statement on Form S-1 (File No. 333-114299), as amended, and incorporated by reference herein.

(2)          Previously filed as an exhibit to Favrille’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

(3)   Indicates management contract or compensatory plan.

Favrille, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)