Form 10-Q
period 2006-06-30
FAVRILLE INC
filed 2006-08-14
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).                      YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of August 8, 2006 was 28,967,245.

FAVRILLE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2006
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005
Statements of Operations (Unaudited) for the three and six months ended June 30, 2006 and 2005 and the period from January 21, 2000 (inception) to June 30, 2006 (Unaudited)
Statements of Cash Flows (Unaudited) for the six months ended June 30, 2006 and 2005 and the period from January 21, 2000 (inception) to June 30, 2006 Unaudited)
Notes to Condensed Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,817	$12,065
Short-term investments	32,835	22,427
Receivables	351	372
Prepaid expenses and other current assets	737	563
Total current assets	62,740	35,427
Property and equipment, net	10,987	9,430
Restricted cash	3,451	1,550
Other assets	640	600
Total assets	$77,818	$47,007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,439	$3,888
Current portion of debt	3,676	2,553
Total current liabilities	9,115	6,441
Debt, less current portion	4,575	3,532
Deferred rent	2,013	1,320
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000 shares authorized at June 30, 2006 and December 31, 2005; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value:
Authorized shares, 75,000,000 at June 30, 2006 and December 31, 2005;
Issued and outstanding shares— 28,916,355 and 20,329,046 at June 30, 2006 and December 31, 2005, respectively	29	20
Additional paid-in capital	198,164	156,882
Deferred stock-based compensation	—	(5,655)
Note receivable from stockholder	—	(96)
Accumulated other comprehensive loss	(15)	(54)
Deficit accumulated during the development stage	(136,063)	(115,383)
Total stockholders’ equity	62,115	35,714
Total liabilities and stockholders’ equity	$77,818	$47,007

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

Unaudited

	Three Months ended June 30,		Six Months ended June 30,		Period from January 21, 2000 (inception) to June 30,
	2006	2005	2006	2005	2006
Operating expenses:
Research and development	$7,462	$7,909	$15,883	$14,737	$84,739
General and administrative	2,919	1,681	5,620	3,345	24,113
Total operating expenses	10,381	9,590	21,503	18,082	108,852
Interest income	798	409	1,231	705	3,640
Interest expense	(213)	(181)	(379)	(389)	(2,386)
Other expense	(29)	(11)	(29)	(12)	(15)
Loss on extinguishment of debt	—	—	—	—	(290)
Total other income, net	556	217	823	304	949
Net loss	(9,825)	(9,373)	(20,680)	(17,778)	(107,903)
Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—	(28,103)
Accretion of Series C redeemable convertible preferred stock issuance costs	—	—	—	(6)	(57)
Net loss applicable to common stockholders	$(9,825)	$(9,373)	$(20,680)	$(17,784)	$(136,063)
Historical net loss per share:
Basic and diluted	$(0.34)	$(0.47)	$(0.81)	$(1.10)
Weighted-average shares-basic and diluted	28,708,766	19,810,409	25,597,762	16,118,557

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

Unaudited

			Period from
			January 21,
			2000
	Six Months ended		(inception) to
	June 30,		June 30,
	2006	2005	2006
Operating activities
Net loss	$(20,680)	$(17,778)	$(107,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,010	884	5,368
Loss on disposal of fixed assets	29	—	29
Issuance of options and warrant related to consulting agreements	—	—	186
Stock-based compensation	1,864	1,454	7,314
Non-cash interest expense	100	22	272
Loss on extinguishment of debt	—	—	(290)
Issuance of restricted common stock for license	—	—	24
Deferred rent	693	272	2,013
Amortization of premium/discount on short-term investments	(162)	(3)	(157)
Accrued interest on short-term investments	140	(21)	(174)
Unrealized loss on cash and cash equivalents	—	1	(1)
Changes in operating assets and liabilities:
Receivables	(119)	(7)	(177)
Prepaid expenses and other assets	(214)	41	(1,079)
Accounts payable and accrued liabilities	1,551	344	5,439
Net cash used in operating activities	(15,788)	(14,791)	(89,136)
Investing activities
Purchases of property and equipment	(2,595)	(371)	(16,353)
Purchases of short-term investments	(32,055)	(4,267)	(66,543)
Maturities of short-term investments	21,848	—	33,851
Other assets	—	—	(70)
Restricted cash	(1,901)	—	(3,611)
Sale of restricted cash	—	—	160
Net cash used in investing activities	(14,703)	(4,638)	(52,566)
Financing activities
Proceeds from debt	3,315	1,427	18,722
Payments on debt	(1,249)	(1,237)	(10,332)
Issuance of preferred stock, net	—	—	76,144
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock and warrants	45,183	39,456	85,378
Repurchase of restricted common stock	(6)	(7)	(43)
Net cash provided by financing activities	47,243	39,639	170,519
Net decrease increase in cash and cash equivalents	16,752	20,210	28,817
Cash and cash equivalents at beginning of period	12,065	25,065	—
Cash and cash equivalents at end of period	$28,817	$45,275	$28,817

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$43,678	$43,678

See accompanying notes.

FAVRILLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. The three and six months ended June 30, 2005 Statement of Operations includes stock-based compensation expense in the applicable research and development and marketing, general and administrative amounts in a manner consistent with the three and six months ended June 30, 2006 Statement of Operations presentation.

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

Determining Fair Value

The Company estimates the fair value of each stock-based award on the grant date using the Black-Scholes valuation model. To facilitate the adoption of SFAS 123(R), the Company applied provisions of Staff Accounting Bulletin (SAB) 107 in developing our methodologies to estimate our Black-Scholes valuation model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. Below is a summary of the methodologies the Company utilized to estimate the assumptions:

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

Expected Volatility- The Company estimates its volatility factor by using the historical average volatility, over a period equal to the expected term, of comparable companies since it does not have adequate stock price history of its own stock to determine volatility.

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

Estimated Forfeitures – When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. As stock-based compensation expense recognized in the Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.
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

Fair Value – The fair value of the Company’s stock options granted to employees and non-employee directors for the three and six months ended June 30, 2006 and 2005 and employee stock purchase plan offerings in the six months ended June 30, 2006 and 2005 was estimated using the following assumptions:

	Stock Option Plan
	Three Months ended June 30,
	2006	2005

Expected term (in years)	6.25	4.0
Volatility	61.8%	70%
Expected dividend	0	0
Weighted average risk-free interest rate	5.04%	3.87%
Estimated forfeitures	4.0%	—
Weighted-average fair value	$2.93	$2.16

	Stock Option Plan		Employee Stock Purchase Plan
	Six Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005

Expected term (in years)	6.25	4.0	1.25	1.25
Volatility	61.8%	70%	57.6%	70%
Expected dividend	0	0	0	0
Weighted average risk-free interest rate	4.76%	4.26%	4.71%	3.02%
Estimated forfeitures	4.0%	—	4.0%	—
Weighted-average fair value	$4.14	$3.23	$3.01	$3.18

Stock-Based Compensation Expense

Under provisions of SFAS 123(R), the Company recorded approximately $984,000 and $1.9 million of stock-based compensation expense in our Statement of Operations for the three and six months ended June 30, 2006, respectively. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted both before and after the adoption of SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company recorded approximately $700,000 and $1.5 million of stock-based compensation for certain options granted during 2004 and 2005 in our Statement of Operations for the three and six months ended June 30, 2005, respectively, under the provisions of APB 25 based upon their intrinsic value. Total stock-based compensation expense recognized for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands, except per share data):

	Three Months ended June 30,	Three Months ended June 30,	Six Months ended June 30,	Six Months ended June 30,
	2006	2005	2006	2005
Research and development	$485	$349	$918	$716
General and administrative	499	358	946	738
Stock-based compensation expense	$984	$707	$1,864	$1,454

Net stock-based compensation expense, per common share

Basic and diluted	$0.03	$0.04	$0.07	$0.09

At June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized was approximately $8.1 million, net of estimated forfeitures of approximately $500,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures.

Pro-forma Disclosures

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to adoption as if it had accounted for all our stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the same period in the prior year:

	Three Months ended June 30,	Six Months ended June 30,
	2005	2005
Net loss applicable to common stockholders as reported	$(9,373)	$(17,784)
Add: Stock-based employee compensation expense included in net loss	707	1,454

Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(814)	(1,539)

Pro forma net loss applicable to common stockholder	$(9,480)	$(17,869)
Net loss per share:
As reported—Basic and Diluted	$(0.47)	$(1.10)
Pro forma—Basic and Diluted	$(0.48)	$(1.11)

As a result of adopting SFAS 123(R), the Company’s net loss for the three and six months ended June 30, 2006 is approximately $300,000 and $500,000 larger, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share are $0.01 and $0.02 higher, respectively, than if the Company had continued to account for stock-based compensation under APB 25.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Equity Incentive Plans:

	Shares	Approximate Weighted- average exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	1,682	$2.50
Granted	835	$6.65
Exercised	(4)	$0.71
Forfeited	(125)	$4.42
Outstanding at June 30, 2006	2,388	$3.86	8.75	$3,846

Vested and expected to vest at June 30, 2006	2,299	$3.81	8.73	$3,777

Exercisable at June 30, 2006	1,090	$1.53	7.89	$3,584

Shares available for future stock option grants under the Equity Incentive Plan and the Directors’ Plan were 396,028 and 297,500, respectively, at June 30, 2006. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1.3 million options that were in-the-money as of June 30, 2006.

Stock Purchase Plan Information

During the three months ended June 30, 2006 no shares were issued. During the six months ended June 30, 2006, 36,070 shares were issued at a purchase price of $3.93. At June 30, 2006, approximately 160,000 shares were reserved for future issuance and the aggregate intrinsic value of these reserved shares outstanding under the Company’s Stock Purchase Plan was $100,000.

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

	Three Months ended		Six Months ended
	June 30,		June 30
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Historical:
Numerator:
Net loss	$(9,825)	$(9,373)	$(20,680)	$(17,778)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—
Accretion of Series C redeemable convertible stock issuance costs	—	—	—	(6)
Net loss applicable to common stockholders	$(9,825)	$(9,373)	$(20,680)	$(17,784)
Denominator:
Weighted-average common shares	28,918,782	20,299,889	25,832,433	16,648,144
Weighted-average unvested common shares subject to repurchase	(210,016)	(489,480)	(234,671)	(529,587)
Denominator for basic and diluted earnings per share	28,708,766	19,810,409	25,597,762	16,118,557

Basic and diluted net loss per share	$(0.34)	$(0.47)	$(0.81)	$(1.10)
Pro forma:
Net loss applicable to common stockholders	$(9,825)	$(9,373)	$(20,680)	$(17,784)

Pro forma basic and diluted net loss per share	$(0.34)	$(0.47)	$(0.81)	$(0.96)

Shares used above	28,708,766	19,810,409	25,597,762	16,118,557
Pro forma adjustments to reflect weighted-average affect of conversion of preferred stock	—	—	—	2,489,291
Pro forma shares used to compute basic and diluted net loss per share	28,708,766	19,810,409	25,597,762	18,607,848

	As of June 30,
	2006	2005
	(in thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Redeemable convertible preferred stock	—	—
Convertible preferred stock	—	—
Stock warrants	3,122	30
Options to purchase common stock	2,388	1,464
Common stock subject to repurchase	185	444
	5,695	1,938

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005

Net loss	$(9,825)	$(9,373)	$(20,680)	$(17,778)
Change in unrealized gain/(loss) on short-term investments	(9)	5	38	(12)
Comprehensive loss	$(9,834)	$(9,368)	$(20,642)	$(17,790)

Accumulated other comprehensive loss totaled $15,000 and $54,000 at June 30, 2006 and December 31, 2005, respectively, and was attributed to unrealized losses on short-term investments.

3. Stockholders’ Equity

Registration Statement

On June 20, 2006, the Company filed a shelf registration statement with the Securities Exchange Commission on Form S-3. The shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its common stock, debt securities or warrants, or any combination of such securities, for proceeds in an aggregate amount of up to $60 million. On July 11, 2006, the Securities Exchange Commission declared the Form S-3 effective. To date no securities have been issued pursuant to this registration statement.

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

Certain of the Company’s existing stockholders, including two members of our board of directors, Ivor Royston, M.D. and Fred Middleton, and funds affiliated with Forward Ventures, Sanderling Ventures, Alloy Ventures and William Blair Capital Partners, invested in the private placement. Dr. Royston, Mr. Middleton, Doug Kelly, M.D. and Arda Minocherhomjee, Ph.D., members of our board of directors on March 6, 2006, are associated with Forward Ventures, Sanderling Ventures, Alloy Ventures and William Blair Capital Partners, respectively.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. FavId entered a pivotal Phase 3 clinical trial in follicular B-cell NHL in July 2004 and completed patient enrollment in January 2006 with 347 patients randomized into the trial. In addition, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials involving more than 130 patients.

We believe FavId may be effective in treating other types of B-cell NHL. Four additional Phase 2 clinical trials and one additional Phase 3 clinical trial of FavId are ongoing. One of these clinical trials is being conducted under a separate physician-sponsored Investigational New Drug, or IND, application in the United States. A second of these is being conducted as a physician-sponsored clinical trial in Switzerland. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology may enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases, with an initial focus on multiple sclerosis. In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma. We have retained exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of June 30, 2006, we had not generated any revenues, and we had financed our operations and internal growth through private placements of our common stock and warrants, equipment and leasehold debt financings and the sale of common stock in our initial public offering or IPO in February 2005. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2006, our deficit accumulated during the development stage was approximately $136.1 million. We expect to incur substantial and increasing losses for the next several years as we:

• continue to develop and prepare for the commercialization of our lead product candidate, FavId;

• expand our research and development programs;

• expand our current manufacturing capabilities to support commercial manufacturing of FavId; and

• acquire or in-license oncology products that are complementary to our own.

Financial Operations Overview

Research and Development Expense. Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of FavId. We have completed enrollment in two Phase 2 clinical trials and continue to evaluate the results. We initiated our pivotal Phase 3 clinical trial of FavId following Rituxan in patients with follicular B-cell NHL in July 2004 and completed patient enrollment in the trial in January 2006. In addition, four additional Phase 2 clinical trials and one additional Phase 3 clinical trial of FavId are ongoing.

From inception through June 30, 2006, we incurred costs of approximately $84.7 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application, or BLA, for FavId will be an additional $50 million. We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, primarily multiple sclerosis.

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

Interest Income    Interest income primarily consists of interest earned on our cash reserves, cash invested in money market funds, government securities, corporate notes and bonds and certificates of deposit.

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

Deferred Tax Asset Valuation Allowance.   Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of June 30, 2006 and December 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

Stock-Based Compensation.   We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first day of an offering period or the last day of each six-month purchase period during a twenty-four month offering under our employee stock purchase plan. The benefits provided under these plans are stock-based payments subject to the provisions of SFAS 123(R). Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective transition method, which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective transition method, prior periods are not revised for comparative purposes. Prior to the adoption SFAS 123(R), we recorded compensation expense for these plans based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Prior to our IPO, we established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Board of Directors (the Board). Therefore, the options had no intrinsic value upon grant and no expense was recorded upon issuance. With respect to certain options granted during 2005 and 2004, we had recorded deferred compensation of $350,000 and $9.4 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Board and the deemed fair value per share determined solely for financial reporting purposes. The deferred stock-based compensation balance of $5.7 million as of December 31, 2005, which was accounted for under APB 25, was reclassified as a reduction of additional paid-in capital upon the adoption of
SFAS 123(R) and the unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income or loss in the periods after the date of adoption using the same Black-Scholes valuation model and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123(R) was not material, because the amortization of expense related to options granted prior to the adoption was based on the single-option approach. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was approximately $984,000 and $1.9 million, respectively. At June 30, 2006, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $8.1 million, net of estimated forfeitures of $500,000, which is expected to be recognized over a weighted-average period of 2.8 years.

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

 If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Short- Term Investments.   We classify all of our short-term investments as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income which is reflected as a separate component of stockholders’ equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are recorded in our statement of operations. If we believe that an other-than-temporary decline exists, it is our policy to record a write-down to reduce the investments to fair value and record the related charge as a realized loss.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented above relating to them.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

Research and Development.   Research and development expense decreased from approximately $7.9 million for the three months ended June 30, 2005 to $7.5 million for the three months ended June 30, 2006. The decrease of approximately $400,000, or 5%, was due primarily to an increase of approximately $450,000 in compensation expenses related to additional personnel and the accrual of the 2006 merit bonus program; an increase of approximately $150,000 in operating expenses related to our manufacturing facility to support the production of FavId; an increase of approximately $150,000 in stock-based compensation costs due to the implementation of SFAS 123(R); an increase of approximately $100,000 in third-party consulting services to assist in developing the IT infrastructure to support the clinical development and marketing approval of FavId; offset by a decrease of approximately $700,000 in expenses for clinical trial site costs and other third-party vendors supporting the pivotal Phase 3 clinical trial and a decrease of approximately $600,000 of raw materials and supplies for the manufacture of FavId due to the completion of patient enrollment in the first quarter of 2006.

Marketing, General and Administrative .  Marketing, general and administrative expense increased from approximately $1.7 million for the three months ended June 30, 2005 to $2.9 million for the three months ended June 30, 2006. The increase of $1.2 million, or 71%, primarily reflects an increase of approximately $500,000 in personnel and outside services related to strategic marketing programs; an increase of approximately $200,000 associated with an increase in general and administrative personnel from 15 employees to 23 employees and the accrual of the 2006 merit bonus program; an increase of approximately $200,000 for third-party services to assist in developing the IT infrastructure in preparation for the commercialization of FavId and an increase of approximately $150,000 in stock-based compensation costs due to implementation of SFAS 123(R).

Interest Income.  Interest income increased from approximately $400,000 for the three months ended June 30, 2005 to approximately $800,000 for the three months ended June 30, 2006. The increase of $400,000, or 100%, was a result of rising interest rates during the past year and an average balance of approximately $64.0 million compared to approximately $53.0 million over the same period in 2005.

Comparison of the Six Months Ended June 30, 2006 and 2005

Research and Development.   Research and development expense increased from approximately $14.7 million for the six months ended June 30, 2005 to $15.9 million for the six months ended June 30, 2006. The increase of $1.2 million, or 8%, was due primarily to an increase of approximately $1.5 million due to compensation costs of additional personnel and the accrual of the 2006 merit bonus program; an increase of approximately $650,000 of operating expenses related to our manufacturing facility to support the production of FavId; an increase of approximately $200,000 in stock-based compensation costs due to the implementation of SFAS 123(R); offset by a decrease of approximately $1.4 million of raw materials and supplies for the manufacture of FavId due to the completion of patient enrollment in the first quarter of 2006.

Marketing, General and Administrative.  Marketing, general and administrative expense increased from approximately $3.3 million for the six months ended June 30, 2005 to $5.6 million for the six months ended June 30, 2006. The increase of approximately $2.3 million, or 70%, primarily reflects an increase of approximately $700,000 in personnel and outside services related to strategic marketing programs; an increase of approximately $500,000 in compensation costs associated with an increase in administrative personnel from 15 employees to 23 employees and the accrual of the 2006 merit bonus program; an increase of approximately $500,000 in legal and audit fees and other public company expenses; an increase of approximately $200,000 in stock-based compensation due to the implementation of SFAS 123(R); and an increase of approximately $200,000 to assist in the building of the IT infrastructure for the commercialization of FavId.

Interest Income.  Interest income increased from approximately $700,000 for the six months ended June 30, 2005 to approximately $1.2 million for the six months ended June 30, 2006. The increase of approximately $500,000, or 71%, was a result of rising interest rates during the past year.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of June 30, 2006, we had received proceeds of approximately $76.1 million, net of stock issuance costs of approximately $686,000, from the sale of preferred stock which was converted to common stock immediately preceding our IPO; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions of approximately $3.1 million and offering expenses of approximately $1.4 million; and proceeds of approximately $45.0 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement, net of offering expenses of approximately $400,000.

As of June 30, 2006 we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $15.7 million. Total debt of $8.3 million was outstanding at that date. These obligations are secured by our existing and future assets excluding intellectual property and are due in monthly installments through January 2010. They bear interest at stated rates ranging from approximately 9.34% to 11.54%. The debt agreements subject us to certain financial and non-financial covenants. As of June 30, 2006, we were in compliance with the terms of the debt agreements.

Cash Flows

As of June 30, 2006, cash, cash equivalents and short-term investments were approximately $61.7 million as compared to $34.5 million at December 31, 2005, an increase of approximately $27.2 million. The increase primarily is due to the $45.4 million in gross proceeds received from our private placement during the first quarter of 2006, partially offset by net cash used to fund ongoing operations.

Net cash used in operating activities was approximately $15.8 million for the six months ended June 30, 2006 compared to $14.8 million for the same period in 2005. The increase of $1.0 million is primarily due to increased operating expenses related to additional personnel and other expenses related to the continuing clinical development and preparation for commercialization of FavId.

Net cash used in investing activities was approximately $14.7 million for the six months ended June 30, 2006 compared to net cash used in investing activities of $4.6 million for the same period in 2005. The increase of $10.1 million is due to $32.1 million in short-term investment purchases offset by increases of $21.8 million in short term investment maturities, $2.6 million in property and equipment purchases and the increase of $1.9 million in restricted cash to collateralize the letter of credit which has been increased to $3.5 million as required by our facility lease agreement.

Net cash provided by financing activities for the six months ended June 30, 2006 totaled $47.2 million, reflecting primarily the net proceeds from our private placement of common stock and warrants in March 2006 of approximately $45.0 million. Net cash provided by financing activities for the same period in 2005 totaled $39.6 million, reflecting primarily the net proceeds from our IPO of $39.5 million in February 2005.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of June 30, 2006, all of our short-term investments were government agency securities, corporate notes and bonds, and our cash equivalents were held in checking accounts and money market funds.

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

During the three months ended June 30, 2006, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also evaluating FavId for use in other B-cell NHL indications. However, even if we were to receive regulatory approval of FavId for the treatment of follicular B-cell NHL or the other indications we are exploring, our ability to successfully commercialize FavId could be jeopardized by the emergence of a competitive product that exhibits greater efficacy, longer duration of response or other benefits. In addition, because our initial regulatory and marketing strategy contemplates the administration of FavId to patients following treatment with Rituxan, the commercial opportunity for FavId may be limited by the degree to which oncologists continue to use Rituxan to treat indolent B-cell NHL. Furthermore, to the extent FavId fails to gain market acceptance for its initial indication, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize FavId for other indications.

Other than FavId, we have only two other product development programs, which are at significantly earlier stages of development. In June 2006, we received an allowance from the FDA for an IND for a product candidate, FAV-201, from one of these programs in patients with cutaneous T-cell lymphoma. We have ongoing preclinical studies to assess the applicability of our technology to autoimmune diseases, with an initial focus on multiple sclerosis. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. We cannot be certain that the clinical development of FavId or any other product candidate in preclinical testing or clinical trials will be successful, that it will receive the regulatory approvals required to commercialize it, or that any of our other research programs will yield a product candidate suitable for entry into clinical trials. If we are unable to commercialize FavId or our other product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected.

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

• product recall or seizure;

• interruption of production;

• operating restrictions;

• injunctions; and

• criminal prosecution.

*Before we can seek regulatory approval of any of our product candidates, we must successfully complete clinical trials, which are uncertain.

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 130 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We completed enrollment of patients in a pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in January 2006 and anticipate an analysis of the secondary endpoint, response improvement, during the fourth quarter of 2006 and a final analysis of the primary endpoint, TTP, during the second half of 2007. Four additional Phase 2 clinical trials and one additional Phase 3 clinical trial of FavId are ongoing. One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States. A second of these is being conducted as a physician-sponsored clinical trial in Switzerland. In June

2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma.

We have received a Special Protocol Assessment, or SPA, from the FDA for our pivotal Phase 3 clinical trial of FavId. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. We cannot assure you that we will be able to file a BLA for FavId until after we receive an analysis of the primary endpoint, TTP, of our ongoing pivotal Phase 3 clinical trial (assuming the TTP data is positive), which analysis is anticipated in the second half of 2007, or at all. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our ongoing pivotal Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

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

Administration of FavId requires an adjuvant, which is a substance that is used to enhance the immune response. We use a white blood cell growth factor known as GM-CSF, which is commercially available solely from Berlex Laboratories, Inc., as an adjuvant for FavId. We currently rely on purchase orders to purchase GM-CSF for use in our clinical trials and do not have a supply agreement with Berlex. GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians. Our current strategy for the initial commercialization of FavId involves the administration of FavId following treatment with Rituxan. Rituxan is a passive immunotherapy for patients with NHL, which is also FDA-approved and is commercially available solely from Genentech, Inc. and Biogen Idec Inc. We currently rely on physicians to order and administer Rituxan to patients prior to the administration of FavId in our registration trial. If GM-CSF or Rituxan were to become unavailable as a result of regulatory actions, supply constraints or other reasons, our ability to continue the clinical development of FavId would be jeopardized.

Risks Related to Our Financial Results and Need for Financing

*We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We are a development stage company with a limited operating history. We have financed our operations through private placements of stock and warrants, an initial public offering of our common stock and equipment and leasehold debt financing. We have incurred losses in each year since our inception in 2000. Net losses were $9.8 million and $20.7 million for the three and six months ended June 30, 2006, respectively, and $9.4 million and $17.8 million for the three and six months ended June 30 2005, respectively. As of June 30, 2006, we had an accumulated deficit of $136.1 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs, preparations to manufacture FavId on a commercial scale, and, to a lesser extent, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

To that end, on June 20, 2006, we filed a shelf registration statement with the SEC on Form S-3 pursuant to which we may periodically sell up to $60 million in debt securities, common stock or warrants to purchase debt securities or common stock. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Additional funding may not be available to us, and, if available, may not be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. If adequate funds are not available to us, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

*Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC approved a vote that effectively required us to adopt this statement on January 1, 2006. This statement eliminates the ability to account for stock-based compensation using the intrinsic value method allowed under APB 25 and requires these transactions to be recognized as compensation expense in the statement of operations based on the fair values on the date of grant, with the compensation expense recognized over the period in which an employee or director is required to provide service in exchange for the stock award. This new requirement will result in an increase in our stock-based compensation expense, which may increase our net losses. For example, as a result of adopting

SFAS 123(R), the Company’s net loss for the three and six months ended June 30, 2006 is approximately $300,000 and $500,000 larger, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the three and six months ended June 30, 2006 are $0.01 and $0.02 higher, respectively, than if the Company had continued to account for stock-based compensation under APB 25.

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

Our pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL is being conducted at 67 centers in the United States and will require long-term follow up of the 347 patients randomized into the trial. Two clinical trials of FavId are being conducted under the direction of a physician sponsor, rather than under our supervision. We do not have the ability to independently conduct clinical trials for FavId, or any other product candidate that we may develop, and we must rely on third parties, such as medical institutions and clinical investigators, including physician sponsors, to conduct our clinical trials. In particular, we will rely on these parties to recruit and enroll patients in our clinical trials. We also rely on third-party couriers to transport patient tissue samples and FavId. If any of the third parties upon whom we rely to conduct our clinical trials or transport patient tissue samples and immunotherapies do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, and need to be replaced, our clinical trials may be extended, delayed or terminated.

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

*Before we can obtain marketing approval for or commercially distribute FavId, we must have a commercial-scale facility for the manufacture of FavId. In addition, the FDA and the California Department of Health Services must find our manufacturing facility and process satisfactory.

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

We manufacture FavId for our ongoing pivotal Phase 3 and for the planned and ongoing Phase 1/2/3 clinical trials at our facility in San Diego. We currently lease approximately 80,000 square feet of space in a facility in San Diego, California under a long-term lease agreement. This space is used for our corporate headquarters and manufacturing and laboratory facilities. Our manufacturing facility consists of approximately 26,000 square feet of space in the facility. Our manufacturing facility is subject to the licensing requirements of the California Department of Health Services. Our facility was inspected and licensed by the California Department of Health Services. Our facility is subject to re-inspection at any time. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the California Department of Health Services would disrupt our manufacturing processes and prevent us from supplying FavId to patients. If an inspection by the California Department of Health Services indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

We will need to either expand and qualify our current facility or construct and qualify a commercial scale manufacturing facility in order to commercialize FavId or any other product candidates that we may develop. We believe our current facility could be used to manufacture FavId for initial commercial launch, and we began construction to expand this facility during the second quarter of 2006. We cannot assure you that we would be able to meet commercial demand for FavId in this facility. Additionally, we may require a larger production facility to meet the demand for FavId if it is approved. We would need to raise additional debt or equity capital to finance construction of the larger facility. Such financing may not be available or, if available, may not be obtained on terms favorable to us or our stockholders.

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

• difficulty in qualifying a second-source supplier for certain critical equipment; and

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

*We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of June 30, 2006, we had 147 employees. Of these, 115 employees were in research and development comprised of 80 in manufacturing, quality control and quality assurance, 31 in research and process development, and four members of senior management. Of the remaining employees, three were members of senior management and 29 were in marketing, general and administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth would impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we would need to:

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

We also have four issued patents, two applications for which we have received notices indicating that patents will issue, and twenty-four patent applications pending outside of the United States. Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the United States. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

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

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not develop or be sustained. Our stock price has traded in the range of $7.77 - $3.20 from the commencement of our IPO on February 2, 2005 to August 8, 2006.

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

As of June 30, 2006, our officers and directors, stockholders affiliated with our directors and those stockholders owning at least ten percent of our outstanding capital stock together beneficially held approximately 60.7% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

We had invested $40.9 million in proceeds from the offering, net of underwriting discounts and commissions but before expenses, in government agency securities, corporate bonds and notes and money market funds. Through June 30, 2006, we used approximately $31.2 million of the proceeds from our initial public offering to develop and prepare for filing a biologic license application, or BLA, for regulatory approval of FavId, for development of our other product candidates, for marketing, general and administrative expenses, and for working capital, including debt repayments.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At our 2006 annual meeting of stockholders held on June 14, 2006, the stockholders were asked to vote on three items as follows:

1.     The election of two Class I directors to hold office for a three-year term, through the 2009 annual meeting of stockholders. The nominees for election were Arda Minocherhomjee, Ph.D. and Ivor Royston, M.D. No other nominations were received in accordance with the Company’s Bylaws.

2.     The amendment of the Company’s 2005 Non-Employee Directors’ Stock Option Plan to increase the automatic annual grant to each non-employee director of options to purchase common stock from 8,000 shares to 12,500 shares, and to provide for the additional automatic annual grant of options for the Chair of the Board and the Chairs of Board Committees.

3.     The ratification of the selection of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 18,659,827 shares of the 28,920,426 shares of our common stock of record entitled to vote, were as follows:

1. The election of Arda Minocherhomjee, Ph.D. and Ivor Royston, M.D. as directors of the Company until the 2009 annual meeting of stockholders and until their successors are elected was approved as follows:

	For	Withheld
Arda Minocherhomjee, Ph.D.	18,603,670	56,157

Ivor Royston, M.D.	18,019,405	640,422

The following individuals are continuing directors with terms expiring upon the 2007 annual meeting of stockholders: Michael L. Eagle, Cam L. Garner and Peter Barton Hutt. The following individuals are continuing directors with terms expiring upon the 2008 annual meeting of stockholders: Antonio J. Grillo-Lopez, M.D., John P. Longenecker, Ph.D., Fred Middleton and Wayne I. Roe.

2. The amendment of the Company’s 2005 Non-Employee Directors’ Stock Option Plan to increase the automatic annual grant to each non-employee director of options to purchase common stock from 8,000 shares to 12,500 shares, and to provide for the additional automatic annual grant of options for the Chair of the Board and Chairs of Board Committees was approved as follows:

For	Against	Abstain
15,444,229	647,962	170,624

3. The ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2006 was approved as follows:

For	Against	Abstain
18,621,157	16,518	22,152

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

Dated: August 14, 2006

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)