Form 10-Q
period 2006-09-30
FAVRILLE INC
filed 2006-11-14
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51134

Favrille, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0892797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10445 Pacific Center Court, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

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
         YES ☐    NO ☒

The number of shares of the Registrant’s common stock outstanding as of November 10, 2006 was 29,058,006.

FAVRILLE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005
Statements of Operations (Unaudited) for the three and nine months ended September 30, 2006 and 2005 and the period from January 21, 2000 (inception) to September 30, 2006 (Unaudited)
Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and 2005 and the period from January 21, 2000 (inception) to September 30, 2006 (Unaudited)
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

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.
(a development stage company)
BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,856	$12,065
Short-term investments	31,542	22,427
Receivables	806	372
Prepaid expenses and other current assets	655	563
Total current assets	52,859	35,427
Property and equipment, net	16,329	9,430
Restricted cash	3,451	1,550
Other assets	596	600
Total assets	$73,235	$47,007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,804	$3,888
Current portion of debt	4,160	2,553
Total current liabilities	9,964	6,441
Debt, less current portion	4,795	3,532
Deferred rent	4,633	1,320
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000 shares authorized at September 30, 2006 and December 31, 2005; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value:
Authorized shares, 75,000,000 at September 30, 2006 and December 31, 2005;
Issued and outstanding shares— 29,058,260 and 20,329,046 at September 30, 2006 and December 31, 2005, respectively	29	20
Additional paid-in capital	199,466	156,882
Deferred stock-based compensation	—	(5,655)
Note receivable from stockholder	—	(96)
Accumulated other comprehensive loss	(4)	(54)
Deficit accumulated during the development stage	(145,648)	(115,383)
Total stockholders’ equity	53,843	35,714
Total liabilities and stockholders’ equity	$73,235	$47,007

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
Unaudited

	Three Months ended September 30,		Nine Months ended September 30,		Period from January 21, 2000 (inception) to September 30,
	2006	2005	2006	2005	2006
Operating expenses:
Research and development	$7,487	$7,353	$23,370	$22,090	$92,226
Marketing, general and administrative	2,605	1,534	8,226	4,879	26,718
Total operating expenses	10,092	8,887	31,596	26,969	118,944
Interest income	773	524	2,004	1,229	4,413
Interest expense	(266)	(166)	(644)	(555)	(2,652)
Other income (expense)	—	5	(29)	(7)	(305)
Total other income, net	507	363	1,331	667	1,456
Net loss	(9,585)	(8,524)	(30,265)	(26,302)	(117,488)
Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—	(28,103)
Accretion of Series C redeemable convertible preferred stock issuance costs	—	—	—	(6)	(57)
Net loss applicable to common stockholders	$(9,585)	$(8,524)	$(30,265)	$(26,308)	$(145,648)
Historical net loss per share:
Basic and diluted	$(0.33)	$(0.43)	$(1.13)	$(1.51)
Weighted-average shares-basic and diluted	28,805,214	19,913,038	26,679,507	17,409,227

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

			Period from
			January 21,
			2000
	Nine Months ended		(inception) to
	September 30,		September 30,
	2006	2005	2006
Operating activities
Net loss	$(30,265)	$(26,302)	$(117,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,534	1,341	5,892
Stock-based compensation	2,898	2,159	8,348
Amortization of premium/discount on short-term investments	(428)	(3)	(423)
Other	294	(303)	71
Changes in operating assets and liabilities:
Receivables	(547)	1	(605)
Prepaid expenses and other assets	(88)	229	(953)
Accounts payable and accrued liabilities	1,915	877	5,803
Deferred rent	3,313	404	4,633
Net cash used in operating activities	(21,374)	(21,597)	(94,722)
Investing activities
Purchases of property and equipment	(8,461)	(806)	(22,219)
Purchases of short-term investments	(48,735)	(23,206)	(83,223)
Maturities of short-term investments	40,098	—	52,101
Other assets	—	—	(70)
Restricted cash	(1,901)	56	(3,451)
Net cash used in investing activities	(18,999)	(23,956)	(56,862)
Financing activities
Proceeds from debt	4,822	1,427	20,229
Payments on debt	(2,103)	(1,990)	(11,186)
Issuance of preferred stock, net	—	—	76,144
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock and warrants	45,449	39,550	85,644
Repurchase of restricted common stock	(4)	(7)	(41)
Net cash provided by financing activities	48,164	38,980	171,440
Net (decrease) increase in cash and cash equivalents	7,791	(6,573)	19,856
Cash and cash equivalents at beginning of period	12,065	25,065	—
Cash and cash equivalents at end of period	$19,856	$18,492	$19,856

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$43,678	$43,678

See accompanying notes.

FAVRILLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation.  The three and nine months ended September 30, 2005 Statement of Operations includes stock-based compensation expense in the applicable research and development and marketing, general and administrative amounts in a manner consistent with the three and nine months ended September 30, 2006 Statement of Operations presentation.

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

Determining Fair Value

The Company estimates the fair value of each stock-based award on the grant date using the Black-Scholes valuation model.  To facilitate the adoption of SFAS 123(R), the Company applied provisions of Staff Accounting Bulletin (SAB) 107 in developing its methodologies to estimate our Black-Scholes valuation model inputs.  Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.  Below is a summary of the methodologies the Company utilized to estimate the assumptions:

Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach.  This fair value is then amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

Expected Term- The expected term of the Company’s stock-based awards represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the SAB 107 simplified method, since the Company does not have adequate history of exercises of its stock-based awards since its IPO in February 2005.

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

Estimated Forfeitures – When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.  As stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Fair Value – The fair value of the Company’s stock options granted to employees and non-employee directors for the three and nine months ended September 30, 2006 and 2005 and employee stock purchase plan offerings in the three and nine months ended September 30, 2006 and 2005 was estimated using the following assumptions:

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months ended September 30,		Three Months ended September 30,
	2006	2005	2006	2005

Expected term (in years)	6.25	4.0	1.25	1.25
Volatility	61.8%	70%	57.6%	70%
Expected dividend	0	0	0	0
Weighted average risk-free interest rate	5.02%	4.06%	4.99%	3.88%
Estimated forfeitures	4.0%	—	4.0%	—
Weighted-average fair value	$2.82	$2.61	$1.78	$2.09

	Stock Option Plan		Employee Stock Purchase Plan
	Nine Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005

Expected term (in years)	6.25	4.0	1.25	1.25
Volatility	61.8%	70%	57.6%	70%
Expected dividend	0	0	0	0
Weighted average risk-free interest rate	4.77%	4.25%	4.85%	3.45%
Estimated forfeitures	4.0%	—	4.0%	—
Weighted-average fair value	$4.05	$3.20	$2.40	$2.64

Stock-Based Compensation Expense

Under provisions of SFAS 123(R), the Company recorded approximately $1.0 million and $2.9 million of stock-based compensation expense in our Statement of Operations for the three and nine months ended September 30, 2006, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted both before and after the adoption of SFAS 123(R).  Prior to the adoption of SFAS 123(R), the Company recorded approximately $700,000 and $2.2 million of stock-based compensation for certain options granted during 2004 and 2005 in our Statement of Operations for the three and nine months ended September 30, 2005, respectively, under the provisions of APB 25 based upon their intrinsic value.  Total stock-based compensation expense recognized for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands, except per share data):

	Three Months ended September 30,	Three Months ended September 30,	Nine Months ended September 30,	Nine Months ended September 30,
	2006	2005	2006	2005
Research and development	$458	$347	$1,376	$1,063
General and administrative	577	358	1,522	1,096
Stock-based compensation expense	$1,035	$705	$2,898	$2,159

Net stock-based compensation expense, per common share
Basic and diluted	$0.04	$0.04	$0.11	$0.12

At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized was approximately $7.3 million, net of estimated forfeitures of approximately $440,000.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Pro-forma Disclosures

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to adoption as if it had accounted for all our stock options under the fair value method of the original SFAS 123.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the same period in the prior year (in thousands, except per share data):

	Three Months ended September 30,	Nine Months ended September 30,
	2005	2005
Net loss applicable to common stockholders as reported	$(8,524)	$(26,308)
Add: Stock-based employee compensation expense included in net loss	705	2,159
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(816)	(2,320)
Pro forma net loss applicable to common stockholder	$(8,635)	$(26,469)
Net loss per share:
As reported—Basic and Diluted	$(0.43)	$(1.51)
Pro forma—Basic and Diluted	$(0.43)	$(1.52)

As a result of adopting SFAS 123(R), the Company’s net loss for the three and nine months ended September 30, 2006 is approximately $360,000 and $830,000 larger, respectively, than if the Company had continued to account for stock-based compensation under APB 25.  Basic and diluted net loss per share are $0.01 and $0.03 higher, respectively, than if the Company had continued to account for stock-based compensation under APB 25.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options.  The following is a summary of option activity for the Equity Incentive Plan and the Directors’ Plan:

	Shares	Approximate Weighted- average exercise price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	1,682	$2.50
Granted	896	$6.50
Exercised	(88)	$0.63
Forfeited	(145)	$4.55
Outstanding at September 30, 2006	2,345	$3.98	8.58	$3,173

Vested and expected to vest at September 30, 2006	2,267	$3.93	8.56	$3127

Exercisable at September 30, 2006	1,052	$1.74	8.58	$2,993

Shares available for future stock option grants under the Equity Incentive Plan and the Directors’ Plan were 391,584 and 262,500, respectively, at September 30, 2006.  Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1.1 million options that were in-the-money as of September 30, 2006.

Stock Purchase Plan Information

During the three and nine months ended September 30, 2006, 58,232 and 94,302 shares were issued under the Stock Purchase Plan at a purchase price of $3.66 and $3.93, respectively.  At September 30, 2006, approximately 270,000 shares were reserved for future issuance and the aggregate intrinsic value of these reserved shares outstanding under the Company’s Stock Purchase Plan was $170,000.

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

	Three Months ended		Nine Months ended
	September 30,		September 30
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Historical:
Numerator:
Net loss	$(9,585)	$(8,524)	$(30,265)	$(26,302)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—
Accretion of Series C redeemable convertible stock issuance costs	—	—	—	(6)
Net loss applicable to common stockholders	$(9,585)	$(8,524)	$(30,265)	$(26,308)
Denominator:
Weighted-average common shares	28,971,308	20,303,297	26,890,742	17,879,917
Weighted-average unvested common shares subject to repurchase	(166,094)	(390,259)	(211,235)	(470,690)
Denominator for basic and diluted earnings per share	28,805,214	19,913,038	26,679,507	17,409,227

Basic and diluted net loss per share	$(0.33)	$(0.43)	$(1.13)	$(1.51)
Pro forma:
Net loss applicable to common stockholders	$(9,585)	$(8,524)	$(30,265)	$(26,308)

Pro forma basic and diluted net loss per share	$(0.33)	$(0.43)	$(1.13)	$(1.38)

Shares used above	28,805,214	19,913,038	26,679,507	17,409,227
Pro forma adjustments to reflect weighted-average affect of conversion of preferred stock	—	—	—	1,650,409
Pro forma shares used to compute basic and diluted net loss per share	28,805,214	19,913,038	26,679,507	19,059,636

	As of September 30,
	2006	2005
	(in thousands)
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Redeemable convertible preferred stock	—	—
Convertible preferred stock	—	—
Stock warrants	3,122	30
Options to purchase common stock	2,345	1,481
Common stock subject to repurchase	144	355
	5,611	1,866

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005

Net loss	$(9,585)	$(8,524)	$(30,265)	$(26,302)
Change in unrealized gain/(loss) on short-term investments	11	(30)	50	(42)
Comprehensive loss	$(9,574)	$(8,554)	$(30,215)	$(26,344)

Accumulated other comprehensive loss totaled $4,000 and $54,000 at September 30, 2006 and December 31, 2005, respectively, and was attributed to unrealized losses on short-term investments.

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

4.  Commitments and Contingencies

Leases

As previously disclosed in the footnotes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company committed to lease a 48,000 square-foot facility (New Facility) adjacent to its existing facility (Existing Premises) to house the Company’s corporate headquarters and warehousing operations.  In September 2006, the Company entered into the First Amendment to the Amended and Restated Office Lease Agreement (Amendment) pursuant to which the Company agreed to expand the Existing Premises to include the New Facility.  The Amendment is effective December 1, 2006, with an effective commencement date of March 1, 2007 (ninety-one days after the effective date).  Rental payments related to the New Facility begin on March 1, 2007, with the base rent for the New Facility increasing by 3.5% annually commencing on each March 1st, thereafter.  However, during the first 12 months of the lease related to the New Facility, the Company is obligated to pay only 50% of the base rent and operating expenses attributable to the New Facility.  The provisions of the Amended and Restated Office Lease Agreement related to the Existing Premises regarding operating costs, real estate taxes, insurance, monthly management fees and tenant improvement fees will also apply to the New Facility.  Unless earlier terminated, the Company’s lease of the Existing Premises and the New Facility will expire on June 30, 2025, but the Company has the option to extend the term of the lease with respect to the New Facility for two additional five-year periods.  The Company would have a one-time right to terminate its lease of the New Facility effective as of June 1, 2017, upon six months’ prior notice to the landlord.  The landlord will provide the Company with a tenant improvement allowance of $1.2 million for the New Facility.

Future minimum payments as of September 30, 2006 under non-cancelable operating leases for the Existing Premises and the New Facility are as follows (in thousands):

Operating Leases
2006	$556
2007	3,689
2008	4,335
2009	4,557
2010	4,717
Thereafter	79,667
Total minimum lease payments	$97,521

Tenant Improvement Allowance

As previously disclosed in the footnotes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company entered the Amended and Restated Office Lease Agreement, as amended pursuant to which the landlord agreed to provide improvement allowances of $10.0 million and $1.2 million, respectively, associated with the expansion of the Existing Premises and the build out of the New Facility.  Such costs will be capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the tenant improvement allowance will be recorded as deferred rent and recovered ratable over the remaining term of the lease.  The landlord has incurred approximately $2.2 million in costs through September 30, 2006.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. We initiated a pivotal Phase 3 clinical trial of FavId in patients with follicular B-cell NHL in July 2004 and completed patient enrollment in January 2006 with 347 patients randomized into the trial.  In addition, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials involving more than 130 patients.

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

We were incorporated in Delaware in January 2000. As of September 30, 2006, we had not generated any revenues, and we had financed our operations and internal growth through private placements of our common stock and warrants, equipment and leasehold debt financings and the sale of common stock in our initial public offering or IPO in February 2005. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2006, our deficit accumulated during the development stage was approximately $145.6 million. We expect to incur substantial and increasing losses for the next several years as we:

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

From inception through September 30, 2006, we incurred costs of approximately $92.2 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application, or BLA, for FavId will be an additional $45 million.  We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, primarily multiple sclerosis.

Clinical development timelines, likelihood of success and total costs vary widely. Although we are currently focused primarily on FavId, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an ongoing basis in response to the scientific and clinical success of each product candidate.

At this time, due to the risks inherent in the clinical trial process, clinical trial completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our product candidates could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when, if ever, any cash flows from our current product candidates will commence.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ materially from those estimates. While our significant accounting policies are described in more detail in Note 1 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Deferred Tax Asset Valuation Allowance.    Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2006 and December 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

Stock-Based Compensation.    We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first day of an offering period or the last day of each six-month purchase period during a twenty-four month offering under our employee stock purchase plan.  The benefits provided under these plans are stock-based payments subject to the provisions of SFAS 123(R).  Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective transition method, which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective transition method, prior periods are not revised for comparative purposes.  Prior to the adoption of SFAS 123(R), we recorded compensation expense for these plans based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Prior to our IPO, we established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Board of Directors (the Board). Therefore, the options had no intrinsic value upon grant and no expense was recorded upon issuance. With respect to certain options granted during 2005 and 2004, we had recorded deferred compensation of $350,000 and $9.4 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Board and the deemed fair value per share determined solely for financial reporting purposes.  The deferred stock-based compensation balance of $5.7 million as of December 31, 2005, which was accounted for under APB 25, was reclassified as a reduction of additional paid-in capital upon the adoption of SFAS 123(R) and the unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income or loss in the periods after the date of adoption using the same Black-Scholes valuation model and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports.  The cumulative effect of the change in accounting principle from APB 25 to SFAS 123(R) was not material, because the amortization of expense related to options granted prior to the adoption was based on the single-option approach.  Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was approximately $1.0 million and $2.9 million, respectively. At September 30, 2006, total unrecognized estimated compensation expense related to unvested stock options granted prior to that date was $7.3 million, net of estimated forfeitures of $440,000, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Clinical Trial Cost Accrual. In the normal course of business, we contract with numerous third-party clinical trial centers to perform various clinical trial activities in the on-going development of FavId. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payment under the contracts depends on factors such as the completion of individual patients’ treatments and the related required documentation.  We record expenses for contracted clinical trial costs based upon patient enrollment and the dates that they receive treatment.  These costs are a significant component of research and development expenses.  The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. However, our estimates may not match the timing of actual services performed by the clinical trial centers, which may result in adjustments to our research and development expenses in future periods.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

Research and Development.    Research and development expense increased from approximately $7.4 million for the three months ended September 30, 2005 to $7.5 million for the three months ended September 30, 2006. The increase of approximately $100,000, or 1%, was due primarily to an increase of approximately $430,000 in compensation expenses related to additional personnel and the accrual of the 2006 merit bonus program; an increase of approximately $250,000 primarily related to the amortization of deferred rent associated with our facility expansion; an increase of approximately $200,000 in IT, clinical and regulatory third-party consulting services to prepare for commercialization of FavId and to support our pivotal Phase 3 clinical trial; an increase of approximately $100,000 in stock-based compensation costs due to the implementation of SFAS 123(R); offset by a decrease of approximately $500,000 of raw materials and supplies for the manufacture of FavId due to the completion of patient enrollment into our pivotal Phase 3 clinical trial in the first quarter of 2006 and a decrease of approximately $400,000 in clinical trial site costs and other third-party vendors supporting the pivotal Phase 3 clinical trial.

Marketing, General and Administrative .   Marketing, general and administrative expense increased from approximately $1.5 million for the three months ended September 30, 2005 to $2.6 million for the three months ended September 30, 2006. The increase of $1.1 million, or 73%, primarily reflects an increase of approximately $400,000 in personnel and outside services related to strategic marketing programs; an increase of approximately $200,000 associated with an increase in general and administrative personnel from 20 employees to 24 employees and the accrual of the 2006 merit bonus program; an increase of approximately $200,000 in stock-based compensation costs due to implementation of SFAS 123(R) and an increase of approximately $100,000 in legal fees and other public company expenses.

Interest Income.  Interest income increased from approximately $500,000 for the three months ended September 30, 2005 to approximately $800,000 for the three months ended September 30, 2006. The increase of $300,000, or 60%, was a result of rising interest rates during the past year and an average balance of approximately $55.0 million for the three months ended September 30, 2006 compared to approximately $46.0 million over the same period in 2005.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Research and Development.    Research and development expense increased from approximately $22.1 million for the nine months ended September 30, 2005 to $23.4 million for the nine months ended September 30, 2006. The increase of $1.3 million, or 6%, was due primarily to an increase of approximately $2.0 million due to compensation costs of additional personnel and the accrual of the 2006 merit bonus program; an increase of approximately $700,000 primarily related to the amortization of deferred rent associated with our facility expansion; an increase of approximately $300,000 in stock-based compensation costs due to the implementation of SFAS 123(R); offset by a decrease of approximately $2.0 million of raw materials and supplies for the manufacture of FavId due to the completion of patient enrollment into our pivotal Phase 3 clinical trial in the first quarter of 2006 and a decrease of approximately $500,000 in clinical trial site costs.

Marketing, General and Administrative.   Marketing, general and administrative expense increased from approximately $4.9 million for the nine months ended September 30, 2005 to $8.2 million for the nine months ended September 30, 2006. The increase of approximately $3.3 million, or 67%, primarily reflects an increase of approximately $1.1 million in personnel and outside services related to strategic marketing programs; an increase of approximately $700,000 in compensation costs associated with an increase in administrative personnel from 20 employees to 24 employees and the accrual of the 2006 merit bonus program; an increase of approximately $425,000 in legal and audit fees and other public company expenses; an increase of approximately $425,000 in stock-based compensation due to the implementation of SFAS 123(R); and an increase of approximately $200,000 in facility, maintenance and supply expenses to support the additional general and administrative personnel.

Interest Income.  Interest income increased from approximately $1.2 million for the nine months ended September 30, 2005 to approximately $2.0 million for the nine months ended September 30, 2006. The increase of approximately $800,000, or 67%, was a result of rising interest rates during the past year and an average balance of approximately $54.0 million for the nine months ended September 30, 2006 compared to approximately $49.0 million over the same period in 2005.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of September 30, 2006, we had received proceeds of approximately $76.1 million, net of stock issuance costs of approximately $686,000, from the sale of preferred stock which was converted to common stock immediately preceding our IPO; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions of approximately $3.1 million and offering expenses of approximately $1.4 million; and proceeds of approximately $45.0 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement, net of offering expenses of approximately $400,000.

As of September 30, 2006 we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $17.2 million.  Total debt of $9.0 million was outstanding at that date.  These obligations are secured by our existing and future assets excluding intellectual property and are due in monthly installments through April 2010. They bear interest at stated rates ranging from approximately 9.34% to 11.54%.  The debt agreements subject us to certain financial and non-financial covenants. As of September 30, 2006, we were in compliance with the terms of the debt agreements.

Cash Flows

As of September 30, 2006, cash, cash equivalents and short-term investments were approximately $51.4 million as compared to $34.5 million at December 31, 2005, an increase of approximately $16.9 million. The increase primarily is due to the $45.4 million in gross proceeds received from our private placement during the first quarter of 2006, partially offset by net cash used to fund ongoing operations.

Net cash used in operating activities was approximately $21.4 million for the nine months ended September 30, 2006 compared to $21.6 million for the same period in 2005. The decrease of $200,000 is primarily due to an increase in operating expenses related to additional personnel and other expenses related to the continuing clinical development and preparation for commercialization of FavId offset by increases in accounts payables and accrued liabilities and incentive obligations for our facility expansion project.

Net cash used in investing activities was approximately $19.0 million for the nine months ended September 30, 2006 compared to net cash used in investing activities of $24.0 million for the same period in 2005. The decrease of $5.0 million is due to an increase of $14.6 million in short-term investment maturities net of short-term investment purchases, offset by an increase of $7.7 million in property and equipment purchases and the increase of $1.9 million in restricted cash to collateralize the letter of credit which has been increased to $3.5 million as required by our facility lease agreement.

Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $48.2 million, reflecting primarily the net proceeds from our private placement of common stock and warrants in March 2006 of approximately $45.0 million.  Net cash provided by financing activities for the same period in 2005 totaled $39.0 million, reflecting primarily the net proceeds from our IPO of $39.5 million in February 2005.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of September 30, 2006, all of our short-term investments were government agency securities, corporate notes and bonds, and our cash equivalents were held in checking accounts and money market funds.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to cause material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We believe that a control system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and, therefore, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

During the three months ended September 30, 2006, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than FavId, we have only two other product development programs, which are at significantly earlier stages of development.  In June 2006, we received an allowance from the FDA for an IND for a product candidate, FAV-201, from one of these programs for the treatment of cutaneous T-cell lymphoma. We have ongoing preclinical studies to assess the applicability of our technology to autoimmune diseases, with an initial focus on multiple sclerosis. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. We cannot be certain that the clinical development of FavId or any other product candidate in preclinical testing or clinical trials will be successful, that it will receive the regulatory approvals required to commercialize it, or that any of our other research programs will yield a product candidate suitable for entry into clinical trials. If we are unable to commercialize FavId or our other product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected.

*Failure to obtain product approvals by the FDA could harm our business.

We are subject to rigorous and extensive regulation by the FDA. In the United States, our biologic product candidates, currently in the preclinical and clinical stages of development, cannot be marketed until they are approved by the FDA. Obtaining FDA approval involves the submission of the results of preclinical studies and clinical trials of the product candidates, among other information. We may not be able to obtain FDA approval, and, even if we are able to do so, the approval process typically takes many years and requires the commitment of substantial effort and financial resources. The FDA can delay, limit or deny approval of a biologic product candidate for many reasons, including:

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

We cannot assure you that any of our product candidates in development will be approved in the United States in a timely fashion, or at all. Failure to obtain regulatory approval of our product candidates in a timely fashion, or at all, would prevent or delay us from marketing or selling any products and, therefore, from generating revenues from their sale. If this occurs, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected. In addition, both before and after approval, we are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion and export of biologics. Failure to comply with the law, including statutes and regulations, administered by the FDA, could result in, among others, any of the following actions:

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

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 130 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We completed enrollment of patients in a pivotal double-blind, placebo controlled Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in January 2006 with 349 randomized patients. During the week of November 6, 2006, our Data Monitoring Committee completed a planned interim analysis of data from the secondary endpoint, overall response improvement, in the first 233 patients enrolled in the trial. The analysis did not demonstrate a statistically significant difference between treatment and control groups in the secondary endpoint. We anticipate the final analysis of the primary endpoint, TTP, during the second half of 2007. Four additional Phase 2 clinical trials and one additional Phase 3 clinical trial of FavId are ongoing.  One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma.

We have received a Special Protocol Assessment, or SPA, from the FDA for our pivotal Phase 3 clinical trial of FavId. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. We will not be able to file a BLA for FavId until after we receive an analysis of the primary endpoint, TTP, of our ongoing pivotal Phase 3 clinical trial (assuming the TTP data is positive), which analysis is anticipated in the second half of 2007, or at all. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our ongoing pivotal Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

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

We are a development stage company with a limited operating history. We have financed our operations through private placements of stock and warrants, an initial public offering of our common stock and equipment and leasehold debt financing. We have incurred losses in each year since our inception in 2000. Net losses were $9.6 million and $30.3 million for the three and nine months ended September 30, 2006, respectively, and $8.5 million and $26.3 million for the three and nine months ended September 30 2005, respectively.  As of September 30, 2006, we had an accumulated deficit of $145.6 million.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs, preparations to manufacture FavId on a commercial scale, and, selling, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability

We currently have no source of revenue and may never become profitable.

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

We anticipate our cash, cash equivalents and short-term investments to be approximately $40 million at December 31, 2006.  We will need to raise additional funds in order to commercialize FavId, including the completion of the expansion and qualification of our manufacturing facility for commercial-scale production. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC approved a vote that effectively required us to adopt this statement on January 1, 2006. This statement eliminates the ability to account for stock-based compensation using the intrinsic value method allowed under APB 25 and requires these transactions to be recognized as compensation expense in the statement of operations based on the fair values on the date of grant, with the compensation expense recognized over the period in which an employee or director is required to provide service in exchange for the stock award. This new requirement will result in an increase in our stock-based compensation expense, which may increase our net losses. For example, as a result of adopting SFAS 123(R), the Company’s net loss for the three and nine months ended September 30, 2006 is approximately $360,000 and $830,000 larger, respectively, than if the Company had continued to account for stock-based compensation under APB 25.  Basic and diluted net loss per share for the three and nine months ended September 30, 2006 are $0.01 and $0.03 higher, respectively, than if the Company had continued to account for stock-based compensation under APB 25.

Other Risks Related to Our Business and Industry

*We currently depend on single source suppliers for critical raw materials for manufacturing. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of FavId.

We currently depend on single source suppliers for critical raw materials used in the manufacture of FavId. In particular, our manufacturing process for FavId requires a foreign protein derived from shellfish that is known as keyhole limpet hemocyanin, or KLH. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, which is currently the only supplier of KLH that has submitted the required filing, known as a drug master file, to the FDA. In November 2004, we entered into an eight-year supply and license agreement with biosyn under which biosyn has agreed to supply us with KLH and we have committed to annual KLH purchase requirements during the commercialization of FavId.  In October 2006, we made a payment of $50,000 to biosyn for the achievement of a milestone.  An additional aggregate of up to $250,000 will be due upon the achievement of certain milestones, the timing of which is not known at this time.  Either party may terminate the supply agreement upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. If we identify another supplier of KLH of suitable quality for our purposes, we will not be able to use the supplier as a second source of KLH for the commercial manufacture of FavId unless the KLH is tested to be comparable to the existing KLH.

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

Our pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL is being conducted at 67 centers in the United States and will require long-term follow up of the 347 patients randomized into the trial. One clinical trial of FavId is being conducted under the direction of a physician sponsor, rather than under our supervision. We do not have the ability to independently conduct clinical trials for FavId, or any other product candidate that we may develop, and we must rely on third parties, such as medical institutions and clinical investigators, including physician sponsors, to conduct our clinical trials. In particular, we will rely on these parties to recruit and enroll patients in our clinical trials. We also rely on third-party couriers to transport patient tissue samples and FavId. If any of the third parties upon whom we rely to conduct our clinical trials or transport patient tissue samples and immunotherapies do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, and need to be replaced, our clinical trials may be extended, delayed or terminated.

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

We manufacture FavId for our ongoing pivotal Phase 3 and for the planned and ongoing Phase 1/2/3 clinical trials at our facility in San Diego. We currently lease an 80,000 square foot facility in San Diego, California under a long-term lease agreement. Our manufacturing facility consists of approximately 26,000 square feet of space in the facility. Our manufacturing facility is subject to the licensing requirements of the California Department of Health Services. Our facility was inspected and licensed by the California Department of Health Services. Our facility is subject to re-inspection at any time. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the California Department of Health Services would disrupt our manufacturing processes and prevent us from supplying FavId to patients. If an inspection by the California Department of Health Services indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

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

*If we do not develop a sufficient sales and marketing force or enter into agreements with third parties to sell and market FavId, we may not be able to successfully commercialize our products, which would limit our ability to earn product revenues.

We plan to retain exclusive worldwide rights to FavId for oncology indications at least until we receive the results from the pivotal Phase 3 clinical trial. If we are successful in obtaining BLA approval or foreign marketing approval for FavId, we will need to establish sales and marketing capabilities. In the United States, we plan to do this either by establishing our own sales force or by entering into a co-promotion arrangement with a sales and distribution partner. Outside of the United States, we plan to establish strategic collaborations for the development and marketing of FavId.

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

*If we are unable to establish or manage strategic collaborations in the future, our revenue and product development may be limited.

Our strategy may include reliance on strategic collaborations for co-promotion of FavId in the United States. In addition, we expect to rely on strategic collaborators for commercialization of FavId outside of the United States and, to an even greater extent, for worldwide development and commercialization of product candidates and programs for chronic autoimmune diseases, such as multiple sclerosis. To date, we have not entered into any agreements with third parties for any of these services and do not plan to establish a collaboration for FavId in the United States until we have received results of the pivotal Phase 3 clinical trial.

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

*If our competitors develop and market products that are more effective than our existing product candidates or others we may develop, or obtain marketing approval before we do, our commercial opportunity may be reduced or eliminated.

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

Several companies are engaged in the development and commercialization of passive immunotherapy products for the treatment of B-cell NHL that may compete with FavId. Genentech and Biogen Idec are co-marketing Rituxan for the treatment of relapsed or refractory, indolent B-cell NHL. Biogen Idec is also marketing Zevalin, its passive radioimmunotherapy product. GlaxoSmithKline plc currently markets Bexxar, a passive radioimmunotherapy product.

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

As of September 30, 2006, we had 150 employees. Of these, 121 employees were in research and development comprised of 86 in manufacturing, quality control and quality assurance, 32 in research and process development, and three members of senior management.  Of the remaining employees, three were members of senior management and 26 were in marketing, general and administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth would impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we would need to:

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

Outside of the United States, we have six issued patents and twenty-four pending patent applications.  Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the United States. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

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

The first patent listed above was issued to Genentech in 2001. We do not believe that this patent covers our technology, and we note that in May 2005, a third party filed a request for reexamination of this patent with the U.S. Patent and Trademark Office, requesting that the claims of this patent be reexamined as to their patentability; the reexamination is currently pending.  If this patent reissues and we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

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

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not develop or be sustained. Our stock price has traded in the range of $7.77 - $3.20 from the commencement of our IPO on February 2, 2005 to November 10, 2006.

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

As of September 30, 2006, our officers and directors, stockholders affiliated with our directors and those stockholders owning at least ten percent of our outstanding capital stock together beneficially held approximately 60.6% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

We had invested $40.9 million in proceeds from the offering, net of underwriting discounts and commissions but before expenses, in government agency securities, corporate bonds and notes and money market funds.  Through September 30, 2006, we used approximately $40.7 million of the proceeds from our initial public offering to develop and prepare for filing a biologic license application, or BLA, for regulatory approval of FavId, for development of our other product candidates, for marketing, general and administrative expenses, and for working capital, including debt repayments.

The foregoing payments were direct payments made to third parties who were not our directors or officers (or their associates), persons owning ten percent or more of any class of our equity securities or any other affiliate, except that the proceeds used for operating expense included regular compensation for our officers and directors.  The use of proceeds does not represent a material change from the use of proceeds described in the prospectus we filed pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission on February 3, 2005.

In the three months ended September 30, 2006, there were no unregistered sales of equity.

Item 6.  Exhibits.

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of Registrant.(1)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”).(2)

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement.(2)

10.1	First Amendment to Amended and Restated Office Lease dated September 22, 2006 between the Registrant and Kilroy, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 14, 2006

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)