Form 10-K
period 2006-12-31
FAVRILLE INC
filed 2007-03-28
CIK 1285701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-51134

Favrille, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0892797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10445 Pacific Center Court
San Diego, CA 92121
(Address of principal executive offices, including zip code)

(858) 526-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Securities registered pursuant to Section 12(g) of the Act:
None
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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the Nasdaq National Market on June 30, 2006 was $72,239,394.For purposes of determining this amount, Registrant has defined affiliates to include (a) the executive officers and directors of the Registrant on June 30, 2006 (b) stockholders affiliated with our directors and (c) each stockholder that had informed Registrant by June 30, 2006 that it was the beneficial owner of 10% or more of the outstanding common stock of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 22, 2007, there were 32,503,721 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part III: Items 10, 11, 12 13 and 14	Proxy Statement for 2007 Annual Meeting of Stockholders

FAVRILLE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

PART I

Item 1.            Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId®, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. We initiated a randomized, placebo-controlled, double-blind pivotal Phase 3 clinical trial of FavId in patients with follicular B-cell NHL in July 2004 and completed patient enrollment in January 2006 with 349 patients randomized into the trial. In January 2006 we announced that we received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for FavId.

FavId is being developed for use following treatment with existing standards of care to extend time to disease progression, or TTP, in patients with B-cell NHL. Our Phase 3 clinical trial is designed to evaluate FavId’s ability to extend TTP in patients with follicular B-cell NHL following treatment with Rituxan®, which is the current standard of care for indolent B-cell NHL. Follicular B-cell NHL is the most common form of the indolent disease. We presented the results of an interim analysis of a secondary endpoint, response rate improvement, in our Phase 3 clinical trial of FavId at the American Society of Hematology, or ASH, Annual Meeting in Orlando, Florida, in December 2006. While our independent Data Monitoring Committee concluded that the interim analysis did not demonstrate a statistically significant difference between treatment and control groups for the secondary endpoint, we were encouraged by the high rate of complete remissions in the blinded data, which we believe indicates that we have enrolled an appropriate population for an assessment of our primary endpoint, TTP. Analysis of TTP is event-driven and is currently projected to occur during the fourth quarter of 2007.

In addition to our pivotal Phase 3 clinical trial, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials involving more than 130 patients. Long-term follow-up data from our 89-patient Phase 2 clinical trial of FavId following Rituxan therapy in patients with follicular B-cell NHL suggest that the administration of FavId following Rituxan may extend TTP compared to historical data of Rituxan alone. In particular, the data showed that patients who had a clinical response to Rituxan and then received FavId had not reached median TTP 37 months from the end of patient enrollment. Furthermore, 11of the 13 patients in the trial who converted to complete remission following the initiation of FavId remained in complete remission as of January 2007.

We believe that our proprietary technology will enable us to manufacture FavId in a timely and cost-effective manner and will therefore allow us to offer a treatment option not currently available to physicians and patients.

We believe FavId may be effective in treating other types of B-cell NHL. Four additional Phase 2 clinical trials of FavId are ongoing. One of these clinical trials is being conducted under a separate physician-sponsored Investigational New Drug, or IND, application in the United States. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology may enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma. In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma. We have retained exclusive worldwide commercialization rights to all of our product candidates.

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

Passive immunotherapy utilizes large doses of infused antibodies that bind to antigens primarily expressed by a tumor cell and by few or no normal cells. These antibodies circulate throughout the bloodstream, binding to antigens on targeted cells, thereby flagging them for destruction. One of the most widely used passive immunotherapies for the treatment of B-cell NHL is Rituxan, either alone or in combination with chemotherapy.  Despite their widespread use in fighting cancer, passive immunotherapies such as Rituxan suffer from significant limitations, including a limited duration of efficacy and the development of resistance. Additional passive immunotherapies have attempted to overcome the shortcomings of Rituxan by linking antibodies to radioactive molecules that can directly destroy the cell to which the antibody is bound. However, improvements in time to disease progression, if any, have been modest.

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

Our Solution for the Commercial Production of Active Idiotype Immunotherapy

We have developed a proprietary technology that we believe enables us to overcome historical limitations to the manufacturing and commercialization of active idiotype immunotherapies. Our technology utilizes an insect-cell virus that carries genetic information that is identical to a patient’s lymphoma. By introducing this virus into an insect cell line, we can produce sufficient quantities of idiotype protein for our immunotherapy. We believe our manufacturing process has the following benefits:

• Rapid Production Cycle. Our unique and proprietary manufacturing process allows for the manufacture of FavId for delivery to patients in eight weeks.  We believe our production cycle time is a number of months shorter than previously reported cycle times for manufacturing idiotype immunotherapies for B-cell NHL. Our production timeline allows us to administer FavId at what we believe is the optimal time following treatment with Rituxan.

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

Product	Indication	Patient Population	Status
FavId
Following Rituxan	Follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients(1)	Phase 3 trial enrollment complete: analysis of primary endpoint, TTP, anticipated in the fourth quarter of 2007
Following Rituxan	Follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients	Phase 2 trial enrollment complete: patients in long-term follow-up
Single agent	Indolent B-cell NHL	Relapsed/refractory patients	Phase 2 trial enrollment complete: patients in long-term follow-up
Following autologous stem cell transplant	Indolent B-cell NHL	Patients eligible for autologous stem cell transplant	Phase 2 trial enrollment complete(2)
With maintenance Rituxan	Indolent B-cell NHL	Treatment-naïve patients	Phase 2 trial enrolling patients
Single agent	Non-follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients	Phase 2 trial enrolling patients
Following prior therapy	Follicular B-cell NHL	Patients who progressed in our Phase 3 trial without receiving FavId	Phase 2 trial enrolling patients
FAV-201
Single agent	T-cell lymphoma	Previously treated patients	Received allowance from FDA for IND
Autoimmune Disease	Not applicable	Not applicable	Preclinical development

(1) Patients are considered relapsed if their lymphoma has returned after a response to prior therapy. Patients are considered refractory if they have not responded to prior treatments.

(2) This trial is physician-sponsored, which means that a physician, rather than Favrille, is responsible for managing the conduct of the trial and the resulting data. We provided FavId at our own expense for use in this physician-sponsored trial.

FavId for B-Cell NHL

Overview

Our lead product candidate, FavId, is an active immunotherapy that is based upon unique genetic information extracted from a patient’s tumor. We initiated a pivotal Phase 3 clinical trial evaluating FavId in treatment-naïve or relapsed or refractory follicular B-cell NHL patients following treatment with Rituxan in July 2004  and completed patient enrollment in January 2006. Follicular lymphoma accounts for the majority of all indolent B-cell NHL cases. In addition to our pivotal Phase 3 clinical trial, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials of FavId involving more than 130 indolent B-cell NHL patients. We also have Phase 2 clinical trials of FavId ongoing in other B-cell NHL indications. One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States.  We currently retain exclusive worldwide commercialization rights to FavId.

Market Opportunity

The American Cancer Society cites NHL as the sixth most common form of cancer and the sixth leading cause of death among cancers in the United States. The American Cancer Society predicts that there will be about 63,190 new cases of NHL in the U.S. in 2007, and the NCI has estimated that approximately 332,000 patients suffer from this disease.  B-cell NHL is a cancer of B-cell lymphocytes, the body’s white blood cells principally responsible for fighting disease. Approximately 85% of NHL patients in the United States have B-cell NHL. We believe that approximately half of these patients have the indolent form of the disease. Although indolent B-cell NHL is slow-growing, it is incurable with existing therapies and inevitably fatal. The median survival time for patients diagnosed with advanced stages of indolent B-cell NHL is estimated to be between seven and ten years.

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

Passive Immunotherapy.  Several passive immunotherapy products have been approved for the treatment of B-cell NHL, including Rituxan, Zevalin and Bexxar. Rituxan, a monoclonal antibody, is the leading passive immunotherapy approved for the treatment of B-cell NHL and is being used for both indolent and aggressive B-cell NHL. Standard treatment with Rituxan alone involves four weekly intravenous infusions over a 22-day period. Rituxan is considered to be significantly less toxic to the bone marrow than chemotherapy. Unfortunately, as with patients with indolent B-cell NHL who receive chemotherapy, patients treated with Rituxan eventually relapse. Several clinical trials have suggested that additional doses of Rituxan as a maintenance therapy can improve the time before patients with follicular B-cell NHL relapse. In addition, combinations of Rituxan and chemotherapeutic or immunostimulatory drugs at various doses and schedules may provide patients with an increase in TTP over that expected with Rituxan alone. Rituxan can induce remission in approximately 50% of patients with indolent B-cell NHL and, when used in combination with chemotherapy, in approximately 80% of patients with follicular B-cell NHL.  In these responding patients, the remission lasts approximately one to three years.  When administered with chemotherapy to patients with aggressive B-cell NHL, Rituxan can increase the cure rate and the TTP.

Rituxan used either alone or in combination with another therapy is the current standard of care for the treatment of B-cell NHL patients.  Rituxan is also approved for treatment of rheumatoid arthritis.  Sales of Rituxan for all indications have grown from $162 million in 1998 to approximately $2.1 billion in 2006. Our clinical registration strategy involves the administration of FavId to the group of patients who would receive Rituxan, that is combine active and passive immunotherapies. Since Rituxan is the current standard of  care, we believe this approach of FavId used in combination with Rituxan treatment will allow the largest number of patients with B-cell NHL to benefit.

Clinical Development

Pivotal Phase 3 Clinical Trial – FavId Following Rituxan.  We initiated a Phase 3 clinical trial of FavId following Rituxan induction therapy in patients with follicular B-cell NHL in July 2004 and completed enrollment in January 2006 with 349 patients randomized into the trial. The randomized, double-blind, placebo-controlled trial is being conducted at 67 oncology centers and more than 100 sites across the U.S. Approximately 80 percent of the patients enrolled are treatment-naïve, with the remainder either relapsed from or refractory to prior therapies. The primary endpoint of the trial is TTP, which in this protocol is defined as the time that elapses between randomization and disease progression.

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

We presented the results of an interim analysis of a secondary endpoint, response rate improvement, in our Phase 3 clinical trial of FavId at the American Society of Hematology, or ASH, Annual Meeting in Orlando in December 2006. While our independent Data Monitoring Committee concluded that the interim analysis did not demonstrate a statistically significant difference between treatment and control groups for the secondary endpoint, we were encouraged by the high rate of complete remissions in the blinded data, which we believe indicates that we have enrolled an appropriate population for an assessment of our primary endpoint, TTP. Analysis of TTP is event driven and is currently projected to occur during the fourth quarter of 2007.

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

Phase 2 Clinical Trial – FavId Following Rituxan.  We initiated a Phase 2 clinical trial of FavId in patients with follicular B-cell NHL who were candidates for Rituxan therapy in June 2002. Initially, this trial was limited to relapsed or refractory patients who had previously undergone treatment with Rituxan, chemotherapy or both. In April 2003, we expanded the entry criteria for this trial to include patients with no prior treatment for their lymphoma. The open-label Phase 2 trial was conducted at 20 sites. Enrollment in this trial was completed in December 2003. A total of 103 patients were enrolled in the trial, of which 89 had stable disease or a better response to Rituxan and received FavId, including 54 who were relapsed from or refractory to prior treatments and 35 who were treatment-naïve.

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

Long-term follow-up data from this Phase 2 trial were reported at the ASH Annual Meeting in Atlanta, Georgia, in December 2006. In an oral presentation, co-primary investigator Jane N. Winter, M.D., Feinberg School of Medicine at Northwestern University, reported that the administration of FavId following Rituxan induction therapy appears to extend TTP compared to historical data in patients with follicular B-cell NHL. In particular, the data showed that patients who had a clinical response to Rituxan and then received FavId had not reached median TTP 37 months from the end of patient enrollment. Furthermore, 11 of the 13 patients in the trial who converted to complete remission following the initiation of FavId remained in complete remission as of January 2007.

The overall clinical response rate in the Phase 2 trial increased from 47% at month 3 following Rituxan alone to 63% following the initiation of FavId.

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

Results from the single agent trial, published in the July 2006 issue of the Journal of Clinical Oncology, showed that FavId as a single agent is active and well tolerated in previously treated and relapsed patients with indolent B-cell NHL. The most common adverse events reported were mild to moderate injection site reactions. The median TTP for the 31 evaluable patients was 13.5 months. In January 2007, one patient remained progression free for 56 months.

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

	Single Agent FavId	Witzig Rituxan	McLaughlin Rituxan	Witzig Zevalin
Patients	31	58	166	55
TTP (months)	13.5	10.2	9.0	12.6

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

Phase 2 Clinical Trial – FavId Following Autologous Stem Cell Transplantation.  Patient enrollment for a physician-sponsored Phase 2 clinical trial evaluating FavId following high-dose chemotherapy and autologous stem cell transplantation in patients with NHL began in November 2000. Autologous stem cell transplantation involves removing vital blood cells from a patient before administering large doses of chemotherapy. After chemotherapy, the blood cells are returned to the patient to speed recovery from the chemotherapy treatment. This trial, now closed to patient enrollment, is currently being conducted at two sites.

This trial is designed to evaluate the ability of FavId to induce humoral and cell-mediated immune responses, and to induce or maintain complete clinical or molecular remission, following autologous stem cell transplantation. In addition, the trial is evaluating the correlation of specific T-cell populations with immune responsiveness to FavId, as well as the safety of FavId following autologous stem cell transplantation. After we obtain tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s FavId, patients undergo autologous stem cell transplantation using standard regimens. At three months following transplantation, patients receive the first of five monthly injections of FavId. Patients are assessed at fixed intervals for safety, development of immune responses to their tumor idiotype, and for evidence of molecular remissions.

Interim data from this trial were presented at the annual meetings of the American Society for Blood and Marrow Transplantation (ASBMT) and the Center for International Blood and Marrow Transplant Research (CIBMTR) in Keystone, Colo., in February 2007. A total of 15 patients were treated in the trial, of which nine remained in complete remission up to 61 months post-transplant. The median number of prior regimens for all patients was three, ranging from one to 10. The data showed that the majority of patients in the trial developed a rapid and tumor-specific immune response, often measured following a single dose of FavId.

Phase 2 Clinical Trial – FavId Combined with a Maintenance Rituxan Schedule.  Patient enrollment for a multi-center, physician-sponsored Phase 2 clinical trial evaluating FavId in combination with maintenance Rituxan for the treatment of indolent B-cell NHL began in May 2004. We assumed sponsorship of the IND in August 2004. The trial is open to treatment-naïve patients with indolent B-cell NHL and is designed to enroll a total of 56 patients.

This trial is intended to demonstrate an improvement over the results of certain prior trials using maintenance Rituxan for the treatment of indolent B-cell NHL. In these prior trials patients received four weekly doses of Rituxan every six months for two years.  The trials demonstrated a median TTP of 34 months for patients with indolent B-cell NHL treated with maintenance Rituxan. Despite this long TTP, patients still experienced a high relapse rate and do not appear to be cured of their disease. We believe that by incorporating FavId into a schedule of maintenance Rituxan, patients may experience an increased TTP beyond what would be expected from maintenance Rituxan alone.

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

Phase 2 Clinical Trial – FavId in Non-follicular B-cell NHL.  Patient enrollment for a Phase 2 clinical trial evaluating FavId in patients with non-follicular B-cell NHL was initiated in Europe in June 2005. The trial is open to patients with various non-follicular lymphomas who are either treatment-naïve for their lymphoma, relapsed or refractory following prior chemotherapy for their lymphoma, or relapsed following a prior response to Rituxan. The trial is expected to enroll 15 patients, but enrollment may be expanded if activity is seen in any specific patient subset.

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

Prior to receiving FavId, these patients will be evaluated by their treating physician. If the physician feels that the patient is a candidate for receiving FavId alone, then we will provide the FavId previously manufactured for them in the pivotal trial for use as a single agent. In those patients who may require a more immediate reduction in the amount of their lymphoma, the treating physician will have the option of administering salvage treatment such as chemotherapy prior to the administration of FavId. We expect that many of these patients will be candidates for retreatment with Rituxan prior to starting FavId. In these patients we will be able to compare the TTP which occurs following their receipt of Rituxan on the pivotal trial with their TTP following the receipt of both Rituxan and FavId on this Phase 2 trial. We believe that this comparison will provide further insight into any contribution by FavId to extending TTP following treatment with Rituxan.

Safety. In November 2006, our independent Data Monitoring Board met and reviewed safety data from our pivotal Phase 3 clinical trial of FavId and recommended that we continue the trial as planned.

FAV-201 for T-cell Lymphoma

Our product candidate FAV-201 is a patient-specific T-cell receptor-based immunotherapy. In June 2006, we received an allowance from the FDA for an IND for FAV-201. We intend to initiate a Phase 1/2 clinical trial evaluating the safety and biologic activity of FAV-201 in patients with cutaneous T-cell lymphoma. The trial will build upon preclinical data that suggest activity of an immunotherapy based on a T-cell receptor. Patients will be observed for evidence of specific cell-mediated and humoral immune responses to FAV-201, and any clinical responses will also be documented. The multi-center trial is expected to enroll approximately 30 patients.

Autoimmune Disease Candidate

Autoimmune disease occurs when the body’s immune system mistakenly attacks and destroys body tissue that it believes to be foreign. In certain instances, autoimmune disease can result from an outgrowth of a limited number of disease-causing lymphocytes that recognize self antigens. Preclinical studies have shown that immunotherapies may prevent or treat autoimmune diseases. We have initiated preclinical studies to evaluate whether immunotherapies manufactured in a fashion similar to FAV-201 will be effective in preventing or treating autoimmune disease, with an initial focus on multiple sclerosis.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. Key elements of our strategy for achieving this goal are to:

• Complete Clinical Development and Obtain Regulatory Approval for FavId. We have completed enrollment in a pivotal Phase 3 clinical trial evaluating FavId for the treatment of follicular B-cell NHL. The trial is under an SPA from the FDA. We also received Fast Track designation for FavId from the FDA, which may result in an expedited review by the FDA. Analysis of the primary endpoint, TTP, is event-driven and is currently projected to occur during the fourth quarter of 2007.

• Utilize Our Proprietary Technology to Develop Additional Product Candidates. We believe that active immunotherapy may have applications in a number of additional diseases beyond B-cell NHL, such as T-cell lymphoma and autoimmune diseases, including multiple sclerosis. For example, we are currently studying a second product candidate, FAV-201, for the treatment of T-cell lymphoma and received an allowance from the FDA for an IND for FAV-201 in June 2006. In addition, we have initiated a preclinical development program to identify active immunotherapies for the treatment of multiple sclerosis.

• Retain Commercialization Rights to Our Oncology Products. We intend to focus our internal development efforts on FavId and other oncology product candidates. We hold exclusive worldwide commercialization rights to FavId without any obligation to pay royalties to any third party on sales. We currently plan to retain United States commercialization rights to these product candidates at least until we analyze data from the Phase 3 clinical trials (although we may consider partnering FavId sooner if we determine that circumstances warrant doing so). At that point, we expect to assess whether to market and sell FavId and future products in the United States directly through an internal sales force or together with a co-promotion partner. We intend to seek a commercialization and development partner outside of the United States. We intend to seek one or more collaborators to develop and commercialize our product candidates and programs for chronic autoimmune diseases, such as multiple sclerosis, in exchange for license fees, milestone payments and royalties.

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

Manufacturing Facility

We currently manufacture FavId for our clinical trials in our state-of-the-art, multi-product cGMP manufacturing facility which consists of approximately 26,000 square feet of space in an 80,000 square-foot leased facility. In September 2004, we received a manufacturing license from the California Department of Health Sciences. In November 2005, we signed an amended lease agreement to expand capacity within our existing manufacturing facility to support commercial-scale manufacturing of FavId®. This 80,000-square foot facility will be devoted to manufacturing and research and development, and is intended to give us the capacity to produce FavId to meet commercial needs while continuing to support additional clinical trials. We anticipate that the expanded capacity of our manufacturing facility will be sufficient to supply FavId for up to 4,000 patients per year. In September 2006, we leased an adjacent 48,000-square foot facility to house our corporate headquarters and warehousing operations.  We anticipate that the commercial-scale manufacturing facility will be validated and ready for an FDA pre-approval inspection by the fourth quarter of 2007.

Key Suppliers

We currently depend on single source suppliers for critical raw materials used in the manufacture of FavId. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, which is currently the only supplier of KLH that has submitted a filing, known as a drug master file, with the FDA. In November 2004, we entered into an eight-year supply and license agreement with biosyn under which biosyn has agreed to supply us with KLH. We have purchased the required initial minimum supply of KLH and we have committed to minimum annual KLH purchase requirements during commercialization of FavId.  In October 2006, we made a payment of $50,000 to biosyn for the achievement of a milestone.  An additional aggregate of up to $250,000 will be due upon the achievement of certain milestones, the timing of which is not known at this time.  Either party may terminate the supply agreement upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. There may be no other supplier of KLH of suitable quality for our purposes. In addition, we depend on a single source supplier for the cell growth media we use to produce FavId. We purchase this material from Expression Systems LLC, which in turn obtains several of the components used in the cell growth media from sole suppliers. Expression Systems LLC has submitted a drug master file with the FDA.  We currently rely on purchase orders to obtain this material and do not have a supply agreement with Expression Systems. We intend to qualify a second source for the cell growth media or manufacture the cell growth media in house from commercially available raw materials but may not be able to do so. The GM-CSF that we administer with FavId is commercially available only from Berlex Laboratories, Inc.  In February 2007, we entered into a clinical supply and study agreement with Berlex for clinical trials performed in the United States. The agreement provides for cooperation between Berlex and Favrille on future clinical development and regulatory strategy relating to use of the two products in combination.  GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians. Our current strategy for initial commercialization of FavId involves the administration of FavId following treatment with Rituxan. Rituxan is a passive immunotherapy for patients with NHL, which is also FDA-approved and is commercially available solely from Genentech and Biogen Idec. We currently rely on physicians to order and administer Rituxan to patients prior to the administration of FavId in our registration trial.

Sales and Marketing

We intend to market and sell FavId and future products in the United States either directly through an internal sales force or together with a co-promotion partner. Because the community and institutional referral networks of cancer treatment physicians in the United States are relatively small and well-established, we believe that a small, focused sales and marketing organization will enable us to effectively penetrate our target markets. Outside of the United States, we plan to establish strategic collaborations for the distribution and marketing of FavId.

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

We are aware of a number of companies that are developing active immunotherapies to treat B-cell NHL. Genitope Corporation is evaluating idiotype immunotherapies in clinical trials. Genitope is conducting a Phase 3 clinical trial of its active idiotype immunotherapy product candidate in patients with follicular B-cell NHL who are in first remission following prior treatment with chemotherapy. Antigenics, Inc. completed a Phase 2 clinical trial evaluating its active immunotherapy candidate in indolent B-cell NHL patients. The NCI is also conducting a Phase 3 clinical trial of an active idiotype immunotherapy in collaboration with Biovest Inc., a subsidiary of Accentia Biopharmaceuticals.

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

The most recent advances in the treatment of B-cell NHL have involved the combination of existing products and changes to approved schedules and doses, particularly for Rituxan. Numerous clinical trials reported in recent years have indicated that additional doses of Rituxan and maintenance dosing of Rituxan can improve the time to progression in patients who respond to therapy. Combination therapies involving chemotherapeutic or immuno-stimulatory drugs in combination with Rituxan at various doses and schedules may provide patients with an increase in time to progression over that expected with Rituxan alone. Accordingly, we may face competition as a result of developments in this area.  New products are also in late stage development in B-Cell NHL that could pose a competitive threat for FavId.  Products of note are humanized versions of Rituxan in development by Genentech and GlaxoSmithKline/Genmab, galiximab (anti-CD40) by Biogen Idec, Enzastaurin by Eli Lilly and Velcade by Millenium.

Patents and Proprietary Rights

Our success will depend in large part on our ability to obtain and maintain patent protection for our products and technologies, preserve trade secrets and operate without infringing the intellectual property rights of others. We intend to prosecute and defend our intellectual property rights aggressively. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. Currently we own U.S. Patent No. 6,911,204 together with four pending United States patent applications covering methods of treating immune system diseases, including B-cell and T-cell lymphomas, using our proprietary immunotherapy production methods, as well as methods for combining the idiotype immunotherapies with other therapies that are used to treat diseases of the immune system. We also have six issued patents and over twenty patent applications pending outside of the United States. Our intellectual property related to T-cell receptor-based immunotherapies includes an exclusive royalty-free license from the Sidney Kimmel Cancer Center to intellectual property developed by Dr. Daniel Gold while he was employed there prior to joining us. We have responsibility for the filing, prosecution and maintenance of patent rights associated with this license, but the intellectual property is jointly owned with the Sidney Kimmel Cancer Center which holds a license to use the technology for non-commercial research and educational purposes.

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

We believe that we have valid defenses to any assertion that our product candidates, or the methods that we employ to manufacture them, infringe the claims of the patent held jointly by Genentech and City of Hope National Medical Center relating to the expression of recombinant antibodies. We also believe that the patent may be invalid and/or unenforceable. The relevant patent was issued to Genentech in 2001 in connection with the settlement of a district court action and an interference proceeding in the United States Patent and Trademark Office between Genentech and Celltech R&D Ltd. We believe other biotechnology companies are aware of and are considering the possible impact of this patent and that other companies have negotiated license agreements for this patent. We note that in May 2005, a third party filed a request for reexamination of this patent with the U.S. Patent and Trademark Office, requesting that the claims of this patent be reexamined as to their patentability.  During reexamination the issued claims were rejected; proceedings before the U.S. Patent and Trademark Office continue.  We have not attempted to obtain a license to this patent because we believe that properly construed claims do not cover activities related to the manufacture of FavId and FAV-201. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

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

We plan to seek orphan drug designation for the use of FAV-201 for T-cell lymphoma.  Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances. Our products may not be eligible for orphan drug status or be designated as orphan drugs. Even if designated as orphan drugs, our products may not be approved before other applications or granted orphan drug exclusivity if approved.

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

Employees

As of December 31, 2006, we had 151 employees. Of these, 123 employees were in research and development comprised of 88 in manufacturing, quality control and quality assurance, 32 in research and process development, and three members of senior management. Of the remaining employees, three were members of senior management and 25 were in marketing, general and administration. As of the same date, 17 of our employees had a Ph.D., M.D. or Pharm.D. degree. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Reports

We make available free of charge through our website, www.favrille.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or to be furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Any information that is included on or linked to our Internet site is not a part of this report or any registration statement that incorporates this report by reference.

Executive Officers and Directors of the Registrant

The following table sets forth information regarding our executive officers and directors as of March 1, 2007:

Name	Age	Positions
John P. Longenecker, Ph.D.	59	President, Chief Executive Officer and Director
Tamara A. Seymour	48	Chief Financial Officer and Vice President, Finance and Administration
Daniel P. Gold, Ph.D.	52	Chief Scientific Officer
David L. Guy	44	Chief Commercial Officer
Richard Murawski	58	Senior Vice President, Operations
John F. Bender, Pharm.D.	58	Senior Vice President, Clinical Research
Alice M. Wei	43	Vice President, Regulatory Affairs and Quality
Michael L. Eagle	59	Chairman of the Board of Directors
Cam L. Garner	58	Director
Antonio J. Grillo-Lopez, M.D.	67	Director
Peter Barton Hutt	72	Director
David Molowa	47	Director
Fred Middleton	57	Director
Arda Minocherhomjee, Ph.D.	53	Director
Wayne I. Roe	56	Director
Ivor Royston, M.D.	61	Director

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

Tamara A. Seymour has served as our Chief Financial Officer since May 2001 and also as our Vice President of Finance and Administration since February 2004. From 1991 to May 2001, she served as consulting chief financial officer for a number of biotechnology companies. Her client list included CancerVax Corporation (now Micromet Corporation), LXN Corporation, VitaGen Incorporated and Chromagen. From 1988 through 1991, Ms. Seymour was Director of Finance with Agouron Pharmaceuticals, Inc. between 1980 and 1988, she worked as an accountant with Deloitte & Touche LLP and Coopers & Lybrand, Inc. (now PricewaterhouseCoopers LLP). Ms. Seymour is a Certified Public Accountant and received a bachelor’s degree in Business Administration with an emphasis in Accounting from Valdosta State University and an M.B.A. with an emphasis in Finance from Georgia State University.

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

David L. Guy  joined Favrille as our Chief Commercial Officer in December 2005.  Prior to joining Favrille, Mr. Guy served as Vice President, Global Strategic Marketing and Business Development, Oncology at Schering AG/Berlex from 2002 to 2005. Previously, he served as Director, Oncology Marketing at Genentech from 2000 to 2001.  Prior to Genentech, Mr. Guy spent six years at Sanofi-Aventis as U.S. Business Unit Head, Oncology (Sanofi) from 1994 to 2000 . Mr. Guy earned his Bachelor of Science degree in Biology with a specialization in Molecular Genetics from McMaster University in Hamilton, Ontario.

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

John F. Bender, Pharm.D. served as our Vice President of Clinical Research from May 2001 through March 2005 and has served as our Senior Vice President of Clinical Research since March 2005. From 1981 to 2001, he was at Pfizer Global Research and Development (formerly Parke-Davis), a division of Pfizer, Inc., and served as its Director of Clinical Research-Oncology from 1997 to 2001. At Pfizer, Dr. Bender was involved with the development of over 20 oncology and infectious disease compounds. He received a bachelor’s degree in Biology from Mount Saint Mary’s College, a bachelor’s degree in Pharmacy from the University of Maryland and a Pharm.D. from the University of Utah.

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

Michael L. Eagle has served as a member of our board of directors since September 2003 and as Chairman since September 2006. He was Vice President-Manufacturing for Eli Lilly and Company from 1993 to April 2001. Mr. Eagle is a founding member of Barnard Life Sciences and currently serves as a member of the board of a number of privately-held companies.  Mr. Eagle received a bachelor’s degree in Engineering from Kettering University and an M.B.A. from the Krannert School of Management at Purdue University.

Cam L. Garner has served as a member of our board of directors since December 2000, served as Chairman of our board of directors from May 2001 through September 2006, and served as our acting Chief Executive Officer from August 2001 to February 2002.  Mr. Garner co-founded specialty pharmaceutical companies, Verus Pharmaceuticals, Inc., Cadence Pharmaceuticals, Inc., Zogenix, Inc., DJ Pharma and Xcel Pharmaceuticals, Inc.  He serves as Chairman and CEO of Verus, Chairman of Cadence and Zogenix and served as Chairman of Xcel until it was acquired in 2005 by Valeant Pharmaceuticals International.  He was Chief Executive Officer of Dura Pharmaceuticals, Inc., a pharmaceutical company, from 1989 to 1995 and its Chairman and Chief Executive Officer from 1995 to 2000 until it was sold to Elan in November 2000.   Mr. Garner also serves on the board of directors of Pharmion Corp., Somaxon Pharmaceuticals, Inc., SkinMedica, Inc. and Aegis Therapeutics.   Mr. Garner earned his M.B.A. from Baldwin-Wallace College and his B.A. in Biology from Virginia Wesleyan College.

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

David Molowa Ph.D. was appointed to our Board of Directors in July 2006. Since September 2006, Dr. Molowa has been a partner of Venrock Associates.  Prior to joining Venrock Associates, Dr. Molowa was Managing Director of life science equity research at UBS Securities from 2004 to 2006 and Managing Director of life science equity research at JP Morgan from 2000 to 2004.  From 1991 to 2000, Dr. Molowa was Senior Managing Director of biotechnology equity research at Bear Stearns & Co.  Previous to his career in the financial industry, Dr. Molowa was a senior research biochemist for Merck & Co.  He received a bachelor’s degree in Biology from the University of Richmond, Ph.D. in Pharmacology/Toxicology from the Medical College of Virginia and an M.B.A. from Rutgers University.

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

Arda Minocherhomjee, Ph.D. has served as a member of our board of directors since March 2004. He is currently a partner of Chicago Growth Partners.  Since 1992, Dr. Minocherhomjee has served in various capacities for William Blair & Company, L.L.C., an affiliate of certain holders of our capital stock, including, most recently, as a Principal. Since September 1998, Dr. Minocherhomjee has also served as a managing member of William Blair Capital Partners, an affiliate of William Blair & Company, L.L.C. He currently serves on the board of directors of CryoCor Inc., a medical device company, as well as several privately-held pharmaceutical and medical device companies. Dr. Minocherhomjee received a master’s degree in Pharmacology from the University of Toronto and a Ph.D. and an M.B.A. from the University of British Columbia, and was a post-doctoral fellow in Pharmacology at the University of Washington Medical School.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 130 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We completed enrollment of patients in a pivotal double-blind, placebo controlled Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in January 2006 with 349 randomized patients. During the week of November 6, 2006, our Data Monitoring Committee completed a planned interim analysis of data from the secondary endpoint, overall response improvement, in the first 226 patients enrolled in the trial. The independent Data Monitoring Committee concluded that the interim analysis did not demonstrate a statistically significant difference between treatment and control groups in the secondary endpoint. We anticipate the final analysis of the primary endpoint, TTP, during the fourth quarter of 2007.

Four additional Phase 2 clinical trials of FavId are ongoing.  One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma.

We have received a Special Protocol Assessment, or SPA, from the FDA for our pivotal Phase 3 clinical trial of FavId. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. We will not be able to file a BLA for FavId until after we receive an analysis of the primary endpoint, TTP, of our ongoing pivotal Phase 3 clinical trial (assuming the TTP data is positive), which analysis is anticipated in the fourth quarter of 2007, or at all. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our ongoing pivotal Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

The preliminary, blinded clinical data reported from time to time prior to the release of the final results of our pivotal Phase 3 clinical trial and the preliminary clinical data from our Phase 2 clinical trials have not been fully audited and have been taken from databases that have not been fully reconciled against medical records kept at the clinical sites or that may not include the most current information on patient disease progressions.  The data released may not be indicative of the final results of our pivotal Phase 3 clinical trial or any other clinical trial of FavId.  Failure can occur at any stage of testing.  We do not know whether our Phase 3 clinical trial or any future clinical trials will demonstrate safety and efficacy sufficient to result in marketable products.  Our failure to adequately demonstrate the safety and efficacy of FavId will prevent us from obtaining regulatory approval for, or commercializing, FavId.

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

Administration of FavId requires an adjuvant, which is a substance that is used to enhance the immune response. We use a white blood cell growth factor known as GM-CSF, which is commercially available solely from Berlex Laboratories, Inc., as an adjuvant for FavId. GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians.  In February 2007, we entered into a clinical supply and study agreement with Berlex for clinical trials of FavId performed in the United States, prior to which time we relied on purchase orders to purchase GM-CSF from Berlex.  If we require GM-CSF for use in clinical trials outside the United States, or for use in other clinical trials not covered by our agreement with Berlex, we will need to rely on purchase orders for such purchases.  Our current strategy for the initial commercialization of FavId involves the administration of FavId following treatment with Rituxan. Rituxan is a passive immunotherapy for patients with NHL, which is also FDA-approved and is commercially available solely from Genentech, Inc. and Biogen Idec Inc. We currently rely on physicians to order and administer Rituxan to patients prior to the administration of FavId in our registration trial. If GM-CSF or Rituxan were to become unavailable as a result of regulatory actions, supply constraints or other reasons, our ability to continue the clinical development of FavId would be jeopardized.

Risks Related to Our Financial Results and Need for Financing

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We are a development stage company with a limited operating history. We have financed our operations through private placements of common stock and warrants, an initial public offering of our common stock and equipment and leasehold debt financing. We have incurred losses in each year since our inception in 2000. Net losses applicable to common stockholders were $40.5 million, $35.9 and $54.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.  As of December 31, 2006, we had an accumulated deficit of $155.9 million.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs, preparations to manufacture FavId on a commercial scale, and, selling, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

We believe that our cash, cash equivalents and short-term investments, which was approximately $42.4 million at December 31, 2006, together with the $10 million raised in an equity financing in February 2007 and access to the Committed Equity Financing Facility, or CEFF, through Kingsbridge Capital Limited, will be sufficient to meet our projected operating requirements at least for the next 12 months.  We will need to raise additional funds in order to commercialize FavId, including the completion of the expansion and qualification of our manufacturing facility for commercial-scale production. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this prospectus. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future capital requirements or the adequacy of our available funds will depend on many factors, including, but not limited to:

• the results of our ongoing pivotal Phase 3 clinical trial of FavId;

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

To that end, on June 20, 2006, we filed a shelf registration statement with the SEC on Form S-3 pursuant to which we may periodically sell up to $60 million in debt securities, common stock or warrants to purchase debt securities or common stock.  In February 2007, we sold $10 million of common stock pursuant to the shelf registration statement.  Additionally, we have entered into the CEFF pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $40.0 million of our common stock.  We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Additional funding may not be available to us, and, if available, may not be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. If adequate funds are not available to us, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.

In December 2006, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of 36 months, shares of our common stock for cash consideration up to an aggregate of $40.0 million, subject to specified conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 business days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition (subject to specified exceptions, including conditions or events that are reasonably expected to occur in the ordinary course of our business). If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

We are entitled, in certain circumstances, to deliver a “blackout” notice to Kingsbridge to suspend the use of this prospectus and prohibit Kingsbridge from selling shares under this prospectus for a certain period of time.  If we deliver a blackout notice in the 75 trading days following the settlement of a draw down and the volume weighted average price on the trading day immediately preceding the related blackout period is greater than the volume weighted average price on the first trading day following such blackout period, or if the registration statement of which this prospectus is a part is not effective in circumstances not permitted by our registration rights agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of a specified number of shares held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the registration statement is suspended.  If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders and may result in downward pressure on the price of our common stock. If we draw down amounts under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our stock price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining stock price will have an even greater dilutive effect than if our stock price were stable or increasing and may further decrease our stock price.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC approved a vote that effectively required us to adopt this statement on January 1, 2006. This statement eliminates the ability to account for stock-based compensation using the intrinsic value method allowed under APB 25 and requires these transactions to be recognized as compensation expense in the statement of operations based on the fair values on the date of grant, with the compensation expense recognized over the period in which an employee or director is required to provide service in exchange for the stock award. This new requirement will result in an increase in our stock-based compensation expense, which will increase our net losses. For example, as a result of adopting SFAS 123(R), the Company’s net loss for the year ended December 31, 2006 is approximately $1.3 million larger,  than if the Company had continued to account for stock-based compensation under APB 25.  Basic and diluted net loss per share for year ended December 31, 2006 is $0.05 higher than if the Company had continued to account for stock-based compensation under APB 25.

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

In addition, we depend on a single source supplier for the cell growth media we use to produce FavId. We purchase this material from Expression Systems LLC, which in turn obtains several of the components used in the cell growth media from sole suppliers. We currently rely on purchase orders to obtain this material and do not have a supply agreement with Expression Systems. We intend to qualify a second source for the cell growth media or manufacture the cell growth media in-house from commercially available raw materials but may not be able to do so.

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

Our pivotal Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL is being conducted at 67 centers in the United States and will require long-term follow up of at least 342 patients randomized into the trial. One clinical trial of FavId is being conducted under the direction of a physician sponsor, rather than under our supervision. We do not have the ability to independently conduct clinical trials for FavId, or any other product candidate that we may develop, and we must rely on third parties, such as medical institutions and clinical investigators, including physician sponsors, to conduct our clinical trials. In particular, we will rely on these parties to recruit and enroll patients in our clinical trials. We also rely on third-party couriers to transport patient tissue samples and FavId. If any of the third parties upon whom we rely to conduct our clinical trials or transport patient tissue samples and immunotherapies do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, and need to be replaced, our clinical trials may be extended, delayed or terminated.

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

We manufacture FavId for our ongoing pivotal Phase 3 and for the planned and ongoing Phase 2 clinical trials at our facility in San Diego. We currently lease an 80,000 square foot facility in San Diego, California under a long-term lease agreement. Our manufacturing facility consists of approximately 26,000 square feet of space in the facility. Our manufacturing facility is subject to the licensing requirements of the California Department of Health Services. Our facility was inspected and licensed by the California Department of Health Services. Our facility is subject to re-inspection at any time. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the California Department of Health Services would disrupt our manufacturing processes and prevent us from supplying FavId to patients. If an inspection by the California Department of Health Services indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

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

As of December 31, 2006, we had 151 employees. Of these, 123 employees were in research and development comprised of 88 in manufacturing, quality control and quality assurance, 32 in research and process development, and three members of senior management.  Of the remaining employees, three were members of senior management and 25 were in marketing, general and administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth would impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we would need to:

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

Outside of the United States, we have six issued patents and over twenty pending patent applications.  Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the United States. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets.

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

The first patent listed above was issued to Genentech in 2001. We do not believe that this patent covers our technology, and we note that in May 2005, a third party filed a request for reexamination of this patent with the U.S. Patent and Trademark Office, requesting that the claims of this patent be reexamined as to their patentability; the reexamination is currently pending.  During reexamination the issued claims were rejected; proceedings before the U.S. Patent and Trademark Office continue.  If this patent reissues and we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

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

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not be sustained. Our stock price has traded in the range of $7.77- $2.39 from the commencement of our IPO on February 2, 2005 to March 22, 2007.

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

As of December 31, 2006, our officers and directors and stockholders affiliated with our directors together beneficially held approximately 37.9% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Item 1B.       Unresolved Staff Comments

Not applicable.

Item 2.          Properties

We lease approximately 128,000 square feet of space in two adjacent buildings in San Diego, California under two lease agreements.  The lease term for the 80,000 square foot facility expires on June 30, 2025, but may be extended at our option for two additional five-year periods.  The lease term on the adjacent 48,000 square foot facility expires June 30, 2025, but may be terminated, at no cost to us, as of June 1, 2017, upon six months’ prior notice to the landlord.  We plan to dedicate the existing 80,000 square feet of space for the commercial-scale manufacturing of FavId if it is approved and of product for additional clinical trials.  The 48,000 square foot facility houses our corporate offices.  Construction of improvements for the expansion of manufacturing capacity in the 80,000 square foot facility began in June 2006.

Item 3.          Legal Proceedings

We are currently not a party to any material legal proceeding. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to us by a vote of the security holders during the quarter ended December 31, 2006.

PART II

Item 5.                                   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock commenced trading on the Nasdaq National Market on February 2, 2005 under the symbol “FVRL.” Prior to such time, there was no public market for our common stock.  The table below sets forth the high and low sales prices of common stock:

	High	Low
2006
January 1, 2006 – March 31, 2006	7.77	3.60
April 1, 2006 – June 30, 2006	6.80	4.18
July 1, 2006 – September 30, 2006	4.90	3.92
October 1, 2006 – December 31, 2006	5.25	2.39
2005
February 2, 2005 – March 31, 2005	7.50	4.79
April 1, 2005 – June 30, 2005	5.24	3.46
July 1, 2005 – September 30, 2005	6.60	3.83
October 1, 2005 – December 31, 2005	4.72	3.20

As of March 22, 2007 we had outstanding 32,503,721 shares of common stock held by approximately 1,686 stockholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks brokers and other fiduciaries.

Performance Measurement Comparison

The material in this section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Favrille under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash (i) on February 3, 2005, the first trading day following our initial public offering, in our common stock, (ii) on January 31, 2005 in the Nasdaq Composite Index, U.S. Companies and (iii) on January 31, 2005 in the Nasdaq Biotechnology Index, in each case through December 31, 2006.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.  The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

COMPARISON OF 23-MONTH TOTAL RETURN

AMONG FAVRILLE, INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX,
AND THE NASDAQ BIOTECHNOLOGY INDEX

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

We had invested $40.9 million in proceeds from the offering, net of underwriting discounts and commissions but before expenses, in government agency securities, corporate bonds and notes and money market funds.  Through December 31, 2006, we used all of the proceeds from our initial public offering to develop and prepare for filing a biologic license application, or BLA, for regulatory approval of FavId, for development of our other product candidates, for general and administrative expenses, and for working capital, including debt repayments.

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

Issuer Purchase Of Equity Securities

On October 16, 2006, we repurchased 254 restricted shares of common stock from an employee whose employment had terminated.  These restricted common stock shares had been issued upon the early exercise of employee options and upon termination had not yet vested.

Item 6.    Selected Financial Data

The following selected financial data set forth below should be read in conjunction with Financial Statements and Notes thereto included in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The selected financial data for the years ended December 31, 2006, 2005 and 2004 and the selected balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements, which are included in Item 8. The selected financial data for the years ended 2003 and 2002 and the selected balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited financial statements, which are not included in this report. Our historical results are not necessarily indicative of our future results.

	Years ended December 31,
	2006	2005	2004	2003	2002

Operating expenses:
Research and development	$31,050	$29,592	$19,890	$10,606	$5,308
General and administrative	11,170	6,776	5,716	2,433	2,017
Total operating expenses	42,220	36,368	25,606	13,039	7,325
Loss from operations	(42,220)	(36,368)	(25,606)	(13,039)	(7,325)
Interest income	2,648	1,492	375	108	167
Interest expense	(834)	(703)	(817)	(332)	(88)
Other income (expense)	(105)	(6)	12	8	—
Loss on extinguishment of debt	—	(290)	—	—	—
Total other income (expense), net	1,709	493	(430)	(216)	79
Net loss	(40,511)	(35,875)	(26,036)	(13,255)	(7,246)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	(28,103)	—	—
Accretion of Series C redeemable convertible preferred stock issuance costs	—	(6)	(51)	—	—
Net loss applicable to common stockholders	$(40,511)	$(35,881)	$(54,190)	$(13,255)	$(7,246)
Historical net loss per share:
Basic and diluted	$(1.49)	$(1.99)	$(51.48)	$(16.97)	$(11.87)
Weighted-average shares—basic and diluted	27,247,385	18,060,992	1,052,624	781,054	610,709

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,249	$12,065	$25,065	$5,610	$10,030
Short-term investments	28,160	22,427	1,493	—	—
Working capital	31,504	28,986	22,176	3,466	9,226
Total assets	72,289	47,007	39,130	14,932	11,998
Debt (less current portion)	5,754	3,532	4,224	3,501	207
Redeemable convertible preferred stock	—	—	43,672	—	—
Deficit accumulated during the development stage	(155,894)	(115,383)	(79,502)	(25,312)	(12,057)
Total stockholders’ equity (deficit)	44,635	35,714	(14,654)	8,278	10,727

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. We initiated a pivotal Phase 3 clinical trial of FavId in patients with follicular B-cell NHL in July 2004 and completed patient enrollment in January 2006 with 349 patients randomized into the trial.  In addition, FavId has been evaluated in several multi-center, open-label Phase 2 clinical trials involving more than 130 patients.

We believe FavId may be effective in treating other types of B-cell NHL. Four additional Phase 2 clinical trials of FavId are ongoing. One of these clinical trials is being conducted under a separate physician-sponsored Investigational New Drug, or IND, application in the United States. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology may enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma. We have retained exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of December 31, 2006, we had not generated any revenues, and we had financed our operations and internal growth through private placements of our stock and warrants, equipment and leasehold debt financings and the sale of common stock in our initial public offering, or IPO, in February 2005. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2006, our deficit accumulated during the development stage was approximately $155.9 million. We expect to incur substantial and increasing losses for the next several years as we:

• continue to develop and prepare for the commercialization of our lead product candidate, FavId;

• expand our research and development programs;

• expand our current manufacturing capabilities to support commercial manufacturing of FavId; and

• acquire or in-license oncology products that are complementary to our own.

Financial Operations Overview

Research and Development Expense.  Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of FavId. We have completed enrollment in two Phase 2 clinical trials and continue to evaluate the results. We initiated our pivotal Phase 3 clinical trial of FavId following Rituxan in patients with follicular B-cell NHL in July 2004 and completed patient enrollment in the trial in January 2006.  In addition, four additional Phase 2 clinical trials of FavId are ongoing.

From inception through December 31, 2006, we incurred costs of approximately $99.9 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application, or BLA, for FavId will be an additional $55 million.  We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, initially multiple sclerosis.

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

Marketing, General and Administrative Expense.    Marketing, general and administrative expenses consist primarily of compensation and other expenses related to our marketing and corporate administrative employees, legal fees and other professional services expenses. We anticipate increases in marketing, general and administrative expenses as we add personnel and continue to develop and prepare for commercialization of our product candidates.

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

Stock-Based Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)).  Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  We adopted the provisions of SFAS 123(R) using a modified prospective application.  Accordingly, prior periods have not been revised for comparative purposes.  The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled.  Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, Accounting for Stock-Based Compensation.  We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted both before and after the adoption of SFAS 123(R). The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amount of stock-based compensation expense recognized in the Statement of Operations could have been significantly different than the amounts recorded.  Under provisions of SFAS 123(R), we recorded approximately $4.0 million of stock-based compensation expense in our Statement of Operations for the year ended December 31, 2006.  Prior to the adoption of SFAS 123(R), we recorded approximately $2.9 million and $2.4 million of stock-based compensation expense for certain options granted during 2005 and 2004 in our Statement of Operations for the years ended December 31, 2005 and 2004, respectively, under the provisions of APB 25 based upon their intrinsic value.  At December 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under our stock award plans but not yet recognized was approximately $6.7 million, net of estimated forfeitures of approximately $380,000.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.25 years and will be adjusted for subsequent changes in estimated forfeitures.   See Note 5 to the Financial Statements for further information on our accounting for stock-based compensation.

Lease Obligation.  We recognize rent expense on a straight-line basis over the reasonably assured lease term.  Our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.  We include any rent escalations and other rent holidays in our straight-line rent expense.  In addition, tenant improvements paid by the landlord are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the tenant improvement allowance is recorded as deferred rent and recovered ratably over the remaining term of the lease.

Capitalized Software.  Software developed for internal use, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five years.  Costs incurred until the point the project has reached development stage are expensed in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Determining when a project has reached the development stage, requires the use of judgment.  Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented above relating to them.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2006 to 2005

Research and Development.    Research and development expense increased from approximately $29.6 million in 2005 to $31.1 million in 2006. The increase of $1.5 million, or 5%, was due primarily to an increase of approximately $2.4 million for the compensation costs of additional personnel and the 2006 merit bonus program; an increase of approximately $950,000 primarily due to the increased amortization of deferred rent associated with the amended long-term lease agreements related to our facility expansion; an increase of approximately $650,000 to support our pivotal Phase 3 clinical trial and Information Technology outside services, clinical and regulatory third-party consulting services to prepare for the commercialization of FavId; and an increase of approximately $550,000 in stock-based compensation costs due to the implementation of SFAS 123(R); offset by a decrease of approximately $2.3 million of raw materials and supplies for the manufacture of FavId due to the completion of patient enrollment into our pivotal Phase 3 clinical trial in the first quarter of 2006 and a decrease of approximately $1.3 million in clinical trial site costs.

Marketing, General and Administrative.    Marketing, general and administrative expense increased from approximately $6.8 million in 2005 to $11.2 million in 2006. The increase of $4.4 million, or 65%, primarily reflects an increase of approximately $1.9 million in personnel and outside services related to strategic marketing programs; an increase of approximately $800,000 in compensation costs associated with additional administrative personnel, discretionary bonuses paid in 2006 and the 2006 merit bonus program; an increase of approximately $600,000 in stock-based compensation due to the implementation of SFAS 123(R); and an increase of approximately $550,000 in legal and audit fees and other public company expenses.

Interest Income.  Interest income increased from approximately $1.5 million in 2005 to $2.6 million in 2006. The increase of $1.1 million, or 73%, was primarily a result of rising interest rates during  2006 and the higher average cash, cash equivalents and short term investments balance of $51.7 million available for investment during 2006 as compared to $46.0 million in 2005.  The higher cash, cash equivalents and short term investments is due to the addition of net proceeds of $45 million from our private placement of common stock and warrants in March 2006.

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

Interest Expense.  Interest expense decreased from approximately $817,000 in 2004 to $703,000 in 2005. The decrease of $114,000, or 14%, was primarily due to repayments of approximately $5.5 million associated with our debt agreements with GE Technology Finance with interest rates ranging from 11.44% to 14.66%, offset by approximately $5.0 million of new borrowings under new debt agreements, with Oxford Finance Corporation (“Oxford”) and GE Capital Corporation with interest rates ranging from 9.34% to 12.17%.

Interest Income.  Interest income increased from approximately $375,000 in 2004 to $1.5 million in 2005. The increase of $1.1 million, or 300%, was primarily a result of the increase in interest rates during  2005 and the higher average cash, cash equivalents and short term investments balance of $46.0 million available for investment during 2005 as compared to $28.9 million in 2004.  The higher cash, cash equivalents and short term investments is due to the addition of net proceeds of $39.5 million from our IPO in February 2005.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of December 31, 2006, we had received proceeds of approximately $76.1 million, net of stock issuance costs from the sale of preferred stock which was converted to common stock; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions and offering expenses; and proceeds of approximately $45.0 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement, net of offering expenses.

As of December 31, 2006 we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $20.0 million.  Total debt of $10.7 million was outstanding at that date.  These obligations are secured by our existing and future assets excluding intellectual property and are due in monthly installments through July 2010. They bear interest at stated rates ranging from approximately 9.34% to 12.17%.  The debt agreements subject us to certain financial and non-financial covenants. As of December 31, 2006, we were in compliance with the terms of the debt agreements.

Cash Flows

As of December 31, 2006, cash, cash equivalents and short-term investments were approximately $42.4 million as compared to $34.5 million at December 31, 2005, an increase of approximately $7.9 million. The increase resulted primarily from the $45.0 million  in net proceeds received from our private placement during the first quarter of 2006, partially offset by net cash used to fund ongoing operations.

Net cash used in operating activities was approximately $32.1 million for the year ended December 31, 2006, compared to approximately $29.6 million for the same period in 2005.  The increase of approximately $2.5 million is primarily due to an increase in operating expenses related to additional personnel and other expenses related to the continuing clinical development and preparation for commercialization of FavId.

Net cash used in investing activities for the year ended December 31, 2006 was approximately $15.5 million compared to net cash used in investing activities of $22.7 million for the same period in 2005.  The decrease of approximately $7.2 million is due to an increase of approximately $16.0 million in short-term investment maturities net of short-term investment purchases, offset by an increase of approximately $6.8 in property and equipment purchases and the increase of $1.9 million in restricted cash to collateralize the letter of credit, which has been increased to $3.5 million as required by our facility lease agreement.

Net cash provided by financing activities for the year ended December 31, 2006 totaled $49.8 million, reflecting primarily the net proceeds from our private placement of common stock and warrants in the first quarter of 2006 of approximately $45.0 million.  Net cash provided by financing for the same period in 2005 totaled approximately $39.4 million, reflecting primarily the net proceeds of our  IPO of $39.5 million in February 2005.

Funding Requirements

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

• the results of our ongoing pivotal Phase 3 clinical trial of FavId;

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

As of December 31, 2006, 2005 and 2004, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 8 of the Notes to Financial Statements included elsewhere in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)

Long-term debt obligations(1)	$12,389	$5,994	$6,098	$297	$—
Operating lease obligations	96,873	3,693	8,892	9,599	74,689

Total	$109,262	9,687	14,990	9,896	74,689

(1) Includes monthly principal and interest payments. The stated annual rates of interest on the loans range from 9.34% to 12.17%.

Under terms of an existing supply agreement, we are obligated to pay fees of up to $250,000 based upon certain events occurring. As the timing of those events is unknown they have been excluded from the table.

We also enter into agreements with service providers and clinical sites that administer and conduct our clinical trials, respectively. We make payments to the service providers and sites based upon the number of patients enrolled. For the years ended December 31, 2006, 2005 and 2004, we had made aggregate payments of $5.2 million, $5.1 million and $2.1 million, respectively, in connection with our clinical trials. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future patient enrollment costs we will incur and therefore have excluded these costs from the above table.

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

As of December 31, 2006, we had $3.5 million in restricted cash associated with our facility lease.

Related Party Transactions

For a description of our related party transactions, see “Certain Relationships and Related Transactions.”

Subsequent Event

On February 12, 2007, we entered into common stock purchase agreements with certain investors relating to a registered direct offering of an aggregate 3,333,334 shares of our common stock at $3.00 per share to the investors for gross proceeds of approximately $10 million.

The common stock was issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 13, 2007, in connection with a shelf takedown from our Registration Statement on Form S-3 (File No. 333-135169) which became effective on July 11, 2006.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will first be effective for us for the year beginning January 1, 2008.  We are in the process of analyzing the effects of this pronouncement.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006 and will first be effective for us  for the year beginning January 1, 2007.  We are currently evaluating the impact of FIN 48 on results of operations, financial position and cash flows.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of December 31, 2006, all of our short-term investments were government agency securities, corporate notes and bonds, and our cash equivalents were held in checking accounts and money market funds.

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

During the year ended December 31, 2006, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.         Directors and Executive Officers of the Registrant

Directors and Executive Officers

See the section entitled “Executive Officers and Directors of the Registrant” in Part I, Item 1 hereof for certain information regarding executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownerhip reporting compliance is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with Favrille’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

Code of Ethics

We have adopted the Favrille, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees.  The Code of Business Conduct and Ethics is available on our website at www.favrille.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Corporate Governance

The information required by this item with respect to corporate governance matters is incorporated by reference from the Proxy Statement.

Item 11.         Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to all of our equity compensation plans in effect as of December 31, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,365,384	$3.99	631,508
Equity compensation plans not approved by security holders	—	—	—
Total	2,365,384	—	631,508

The other information required by this item is incorporated by reference from the Proxy Statement.

Item 13.         Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the Proxy Statement.

Item 14.         Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement.

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

(1)    Financial Statements

The following Financial Statements of Favrille, Inc. are included in this Annual Report on Form 10-K beginning on page 52:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2006 and 2005
Statements of Operations for each of the three years in the period ended December 31, 2006 and the period from January 21, 2000 (inception) to December 31, 2006
Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2006 and the period from January 21, 2000 (inception) to December 31, 2006
Statements of Cash Flows for each of the three years in the period ended December 31, 2006 and the period from January 21, 2000 (inception) to December 31, 2006
Notes to Financial Statements

(2)    Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3)    Exhibits

The exhibits required by Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Favrille, Inc.

We have audited the accompanying balance sheets of Favrille, Inc. (a development stage company) (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 and the period from January 21, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Favrille, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and the period from January 21, 2000 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Favrille, Inc, changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards 123 (Revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP

San Diego, California
March 23, 2007

FAVRILLE, INC.
(a development stage company)

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$14,249	$12,065
Short-term investments	28,160	22,427
Other current assets	850	935
Total current assets	43,259	35,427
Property and equipment, net	25,071	9,430
Restricted cash	3,451	1,550
Other assets	508	600
Total assets	$72,289	$47,007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$6,779	$3,888
Current portion of debt	4,976	2,553
Total current liabilities	11,755	6,441
Debt, less current portion	5,754	3,532
Deferred rent	10,145	1,320
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock, $0.001 par value 75,000,000 shares authorized; 29,060,081 and 20,329,046 issued and outstanding at December 31, 2006 and 2005, respectively	29	20
Additional paid-in capital	200,497	156,882
Deferred stock-based compensation	—	(5,655)
Note receivable from stockholder	—	(96)
Accumulated other comprehensive income (loss)	3	(54)
Deficit accumulated during the development stage	(155,894)	(115,383)
Total stockholders’ equity	44,635	35,714
Total liabilities and stockholders’ equity	$72,289	$47,007

See accompanying notes.

FAVRILLE, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years ended December 31,			Period from January 21, 2000 (inception) to December 31,
	2006	2005	2004	2006

Operating expenses:
Research and development	$31,050	$29,592	$19,890	$99,906
Marketing, general and administrative	11,170	6,776	5,716	29,663
Total operating expenses	42,220	36,368	25,606	129,569
Interest income	2,648	1,492	375	5,057
Interest expense	(834)	(703)	(817)	(2,841)
Other income (expense)	(105)	(6)	12	(91)
Loss on extinguishment of debt	—	(290)	—	(290)
Total other income (expense), net	1,709	493	(430)	1,835
Net loss	(40,511)	(35,875)	(26,036)	(127,734)
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	(28,103)	(28,103)
Accretion of Series C redeemable convertible preferred stock issuance costs	—	(6)	(51)	(57)
Net loss applicable to common stockholders	$(40,511)	$(35,881)	$(54,190)	$(155,894)
Historical net loss per share:
Basic and diluted	$(1.49)	$(1.99)	$(51.48)
Weighted-average shares—basic and diluted	27,247,385	18,060,992	1,052,624

See accompanying notes

FAVRILLE, INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from January 21, 2000 (inception) to December 31, 2006
(in thousands, except share and per share data)

					Additional
	Convertible Preferred Stock		Common stock		Paid-In
	Shares	Amount	Shares	Amount	Capital
Issuance of common stock for cash	—	$—	588,713	$1	$2
Issuance of Series A Convertible Preferred Stock, in May and June, net of issuance costs of $89,000	1,156,610	1	—	—	5,910
Net loss and comprehensive loss	—	—	—	—	—
Balance at December 31, 2000	1,156,610	1	588,713	1	5,912
Issuance of common stock for cash	—	—	50,119	—	26
Exercise of options to purchase common stock	—	—	39,128	—	20
Issuance of warrant in conjunction with credit agreement	—	—	—	—	22
Repurchase of common stock	—	—	(2,120)	—	—
Net loss and comprehensive loss	—	—	—	—	—
Balance at December 31, 2001	1,156,610	1	675,840	1	5,980
Issuance of common stock for cash	—	—	28,912	—	17
Issuance of Series B Convertible Preferred Stock net of issuance costs of $136,000	2,563,605	3	—	—	16,085
Conversion of Promissory Notes into Series B stock	103,123	—	—	—	653
Non-cash stock compensation	—	—	—	—	18
Issuance of common stock for license agreement	—	—	40,867	—	21
Issuance of options related to consulting agreement	—	—	—	—	1
Exercise of options to purchase common stock	—	—	196,474	—	102
Repurchase of common stock at	—	—	(3,919)	—	(2)
Net loss and comprehensive loss	—	—	—	—	—
Balance at December 31, 2002	3,823,338	4	938,174	1	22,875
Issuance of Series B-2 Convertible Preferred Stock	1,681,992	2	—	—	10,522
Issuance of common stock for license agreement	—	—	38,553	—	24
Issuance of options related to consulting agreement	—	—	—	—	16
Issuance of warrant in conjunction with credit agreement	—	—	—	—	84
Exercise of options to purchase common stock	—	—	6,056	—	4
Repurchase of common stock	—	—	(1,687)	—	(1)
Deferred stock-based compensation related to issuance of stock options to employees	—	—	—	—	1,595
Amortization of stock-based compensation	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—
Balance at December 31, 2003	5,505,330	6	981,096	1	35,119

	Deferred Stock-Based Compensation	Note Receivable from Stockholder	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of common stock for cash	$—	$—	$—	$—	$3
Issuance of Series A Convertible Preferred Stock, in May and June, net of issuance costs of $89,000	—	—	—	—	5,911
Net loss and comprehensive loss	—	—	—	(1,053)	(1,053)
Balance at December 31, 2000	—	—	—	(1,053)	4,861
Issuance of common stock for cash	—	—	—	—	26
Exercise of options to purchase common stock	—	—	—	—	20
Issuance of warrant in conjunction with credit agreement	—	—	—	—	22
Repurchase of common stock	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	(3,758)	(3,758)
Balance at December 31, 2001	—	—	—	(4,811)	1,171
Issuance of common stock for cash	—	—	—	—	17
Issuance of Series B Convertible Preferred Stock net of issuance costs of $136,000	—	—	—	—	16,088
Conversion of Promissory Notes into Series B stock	—	—	—	—	653
Non-cash stock compensation	—	—	—	—	18
Issuance of common stock for license agreement	—	—	—	—	21
Issuance of options related to consulting agreement	—	—	—	—	1
Exercise of options to purchase common stock	—	(96)	—	—	6
Repurchase of common stock at	—	—	—	—	(2)
Net loss and comprehensive loss	—	—	—	(7,246)	(7,246)
Balance at December 31, 2002	—	(96)	—	(12,057)	10,727
Issuance of Series B-2 Convertible Preferred Stock	—	—	—	—	10,524
Issuance of common stock for license agreement	—	—	—	—	24
Issuance of options related to consulting agreement	—	—	—	—	16
Issuance of warrant in conjunction with credit agreement	—	—	—	—	84
Exercise of options to purchase common stock	—	—	—	—	4
Repurchase of common stock	—	—	—	—	(1)
Deferred stock-based compensation related to issuance of stock options to employees	(1,595)	—	—	—	—
Amortization of stock-based compensation	155	—	—	—	155
Net loss and comprehensive loss	—	—	—	(13,255)	(13,255)
Balance at December 31, 2003	(1,440)	(96)	—	(25,312)	8,278

FAVRILLE, INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from January 21, 2000 (inception) to December 31, 2006
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common stock		Additional Paid-In
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2003	5,505,330	$6	981,096	$1	$35,119
Issuance of options and warrant related to consulting agreement	—	—	—	—	169
Exercise of options to purchase common stock	—	—	889,266	1	555
Exercise of warrant to purchase common stock	—	—	9,638	—	6
Repurchase of common stock	—	—	(41,286)	—	(26)
Issuance of warrant in conjunction with credit agreement	—	—	—	—	36
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—	28,103
Deferred stock-based compensation related to issuance of stock options to employees	—	—	—	—	9,362
Accretion of Series C redeemable Preferred Stock issuance costs	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—
Comprehensive Loss:
Unrealized loss on cash equivalents and short-term investments	—	—	—	—	—
Net loss	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—
Balance at December 31, 2004	5,505,330	6	1,838,714	2	73,324
Issuance of common stock related to initial public offering and follow on offering, net of approximately $4.6 million of issuance costs	—	—	6,285,000	6	39,436
Deferred stock-based compensation related to issuance of stock options to employees	—	—	—	—	350
Deferred stock-based compensation related to cancellations of stock options to employees	—	—	—	—	(221)
Exercise of options to purchase common stock	—	—	13,126	—	9
Issuance of common stock related to Employee Stock Purchase Plan	—	—	27,050	—	106
Repurchase of common stock	—	—	(12,188)	—	(8)
Expiration of warrant	—	—	—	—	(27)
Issuance of warrant in conjunction with credit agreement	—	—	—	—	241
Conversion of Series C redeemable Preferred Stock to common stock	—	—	6,672,014	6	43,672
Conversion of preferred stock to common stock	(5,505,330)	(6)	5,505,330	6	—
Accretion of Series C redeemable Preferred Stock issuance costs	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—
Comprehensive Loss:
Unrealized loss on cash equivalents and short-term investments	—	—	—	—	—
Net loss	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—
Balance at December 31, 2005	—	$—	20,329,046	$20	$156,882
Exercise of options to purchase common stock	—	—	90,262	—	57
Issuance of common stock related to Employee Stock Purchase Plan	—	—	94,302	1	355
Repurchase of common stock	—	—	(8,662)	—	(5)
Elimination of deferred compensation upon adoption of SFAS 123R	—	—	—	—	(5,655)
Stock-based compensation related to stock options to employees under SFAS 123R	—	—	—	—	4,010
Issuance of common stock related to PIPE, net of approximately $450,000 of issuance costs	—	—	8,555,133	8	44,561
Sale of warrant to purchase common stock related to PIPE	—	—	—	—	374
Issuance costs related to Committed Equity Financing Facility	—	—	—	—	(82)
Payment of note receivable from stockholder	—	—	—	—	—
Comprehensive Loss:
Unrealized gain on cash equivalents and short-term investments	—	—	—	—	—
Net loss	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—
Balance at December 31, 2006	—	$—	29,060,081	$29	$200,497

	Deferred Stock-Based Compensation	Note Receivable from Stockholder	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2003	$(1,440)	$(96)	$—	$(25,312)	$8,278
Issuance of options and warrant related to consulting agreement	—	—	—	—	169
Exercise of options to purchase common stock	—	—	—	—	556
Exercise of warrant to purchase common stock	—	—	—	—	6
Repurchase of common stock	—	—	—	—	(26)
Issuance of warrant in conjunction with credit agreement	—	—	—	—	36
Deemed dividend–beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	(28,103)	—
Deferred stock-based compensation related to issuance of stock options to employees	(9,362)	—	—	—	—
Accretion of Series C redeemable Preferred Stock issuance costs	—	—	—	(51)	(51)
Amortization of stock-based compensation	2,416	—	—	—	2,416
Comprehensive Loss:
Unrealized loss on cash equivalents and short-term investments	—	—	(2)	—	(2)
Net loss	—	—	—	(26,036)	(26,036)
Net comprehensive loss	—	—	—	—	(26,038)
Balance at December 31, 2004	(8,386)	(96)	(2)	(79,502)	(14,654)
Issuance of common stock related to initial public offering and follow on offering, net of approximately $4.6 million of issuance costs	—	—	—	—	39,442
Deferred stock-based compensation related to issuance of stock options to employees	(350)	—	—	—	—
Deferred stock-based compensation related to cancellations of stock options to employees	221	—	—	—
Exercise of options to purchase common stock	—	—	—	—	9
Issuance of common stock related to Employee Stock Purchase Plan	—	—	—	—	106
Repurchase of common stock	—	—	—	—	(8)
Expiration of warrant	—	—	—	—	(27)
Issuance of warrant in conjunction with credit agreement	—	—	—	—	241
Conversion of Series C redeemable Preferred Stock to common stock	—	—	—	—	43,678
Conversion of preferred stock to common stock	—	—	—	—	—
Accretion of Series C redeemable Preferred Stock issuance costs	—	—	—	(6)	(6)
Amortization of stock-based compensation	2,860	—	—	—	2,860
Comprehensive Loss:
Unrealized loss on cash equivalents and short-term investments	—	—	(52)	—	(52)
Net loss	—	—	—	(35,875)	(35,875)
Net comprehensive loss	—	—	—	—	(35,927)
Balance at December 31, 2005	$(5,655)	$(96)	$(54)	$(115,383)	$35,714
Exercise of options to purchase common stock	—	—	—	—	57
Issuance of common stock related to Employee Stock Purchase Plan	—	—	—	—	356
Repurchase of common stock	—	—	—	—	(5)
Elimination of deferred compensation upon adoption of SFAS 123R	5,655	—	—	—	—
Stock-based compensation related to stock options to employees under SFAS 123R	—	—	—	—	4,010
Issuance of common stock related to PIPE, net of approximately $450,000 of issuance costs	—	—	—	—	44,569
Sale of warrant to purchase common stock related to PIPE	—	—	—	—	374
Issuance costs related to Committed Equity Financing Facility	—	—	—	—	(82)
Payment of note receivable from stockholder	—	96	—	—	96
Comprehensive Loss:
Unrealized gain on cash equivalents and short-term investments	—	—	57	—	57
Net loss	—	—	—	(40,511)	(40,511)
Net comprehensive loss	—	—	—	—	(40,454)
Balance at December 31, 2006	$—	$—	$3	$(155,894)	$44,635

See accompanying notes.

FAVRILLE, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,			Period from January 21, 2000 (inception) to December 31,
	2006	2005	2004	2006
Operating activities:
Net loss	$(40,511)	$(35,875)	$(26,036)	$(127,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,133	1,825	1,426	6,491
Stock-based compensation	4,010	2,860	2,416	9,460
Amortization of premium/discount on short-term investments	(638)	6	(1)	(633)
Other	281	(566)	228	58
Changes in operating assets and liabilities:
Other assets	105	329	(165)	(818)
Accounts payable and accrued liabilities	1,072	1,285	913	4,960
Deferred rent	1,443	527	596	2,763
Net cash used in operating activities	(32,105)	(29,609)	(20,623)	(105,453)
Investing activities:
Purchases of property and equipment	(8,586)	(1,805)	(4,347)	(22,344)
Purchases of short-term investments	(63,386)	(32,995)	(1,493)	(97,874)
Maturities of short-term investments	58,348	12,003	—	70,351
Other assets	—	—	219	(70)
Restricted cash	(1,901)	56	52	(3,451)
Net cash used in investing activities	(15,525)	(22,741)	(5,569)	(53,388)
Financing activities:
Proceeds from debt	7,563	5,300	3,675	22,970
Payments on debt	(3,113)	(5,499)	(2,119)	(12,196)
Issuance of preferred stock, net	—	—	43,621	76,144
Deferred IPO issuances costs, net	—	—	(66)	—
Proceeds from issuance of convertible promissory note	—	—	—	650
Issuance of common stock and warrants	45,369	39,557	562	85,564
Repurchase of restricted common stock	(5)	(8)	(26)	(42)
Net cash provided by financing activities	49,814	39,350	45,647	173,090
Net (decrease) increase in cash and cash equivalents	2,184	(13,000)	19,455	14,249
Cash and cash equivalents at beginning of period	12,065	25,065	5,610	—
Cash and cash equivalents at end of period	$14,249	$12,065	$25,065	$14,249
Supplemental disclosures of cash flow information:
Cash paid for interest	$703	$654	$732	$2,183
Supplemental non-cash financing activities:
Issuance of warrant related to line of credit agreement	$—	$241	$36	$383
Issuance of options and warrant related to consulting agreement	$—	$—	$169	$186
Issuance of preferred stock upon conversion of promissory note	$—	$—	$—	$650
Issuance of restricted common stock for license agreements	$—	$—	$—	$45
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	$—	$—	$28,103	$28,103
Accretion of Series C redeemable convertible preferred stock issuance costs	$—	$6	$51	$57
Conversion of Series C to common stock	$—	$43,678	$—	$43,678
Capitalized interest recorded as property, plant and equipment	$91	$—	$—	$91
Accrued asset acquisitions	$1,819	$—	$—	$1,819
Leasehold improvements acquired under tenant improvement allowance	$7,382	$—	$—	$7,382

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

The Company is a development stage company in the initial stage of its operations, and since inception, the Company has been engaged in organizational activities, including: recruiting personnel; establishing office and manufacturing facilities; conducting research and clinical development; and obtaining financing. From inception through December 31, 2006, the Company has incurred net losses of $127.7 million and has a deficit accumulated during the development stage of approximately $155.9 million.

Financial Statements Preparation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations.

Cash Equivalents and Short-Term Investments

Highly liquid investments and original maturities of three months or less, when purchased, are classified as cash and cash equivalents. Cash equivalents are comprised of commercial paper and U.S. government debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Investments with maturities greater than three months when purchased are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized gains and losses on investments accounted for all of the accumulated other comprehensive income (loss) balance in the Statement of Stockholders’ Equity (Deficit). The Company manages its cash equivalents and short-term investments as a portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations.

Clinical Trial Accruals

 In the normal course of business, the Company contracts with numerous third-party clinical trial centers to perform various clinical trial activities in the on-going development of FavId. The financial terms of these agreements are subject to negotiation and variation from contract to contract may result in uneven payment flows. Payment under the contracts depend on factors such as the completion of individual patients’ treatments and the related required documentation.  These costs are a significant component of research and development expenses.  The Company records expenses for contracted clinical trial costs based upon patient enrollment and the dates that they receive treatment.  The Company obtains information regarding the numbers of patients enrolled and the numbers of treatments administered during each period through regular communication between its internal clinical trial personnel and the third-party clinical trial centers performing such enrollment and treatment. The objective of the accrual policy is to match the recording of expenses in the Company’s financial statements to the actual services received and efforts expended, and the Company believes that its regular communications with third-party clinical trial centers regarding patient enrollment and treatment provide the most reliable basis for determining the timing and amount of expenses it records for clinical trial costs. Despite the Company’s efforts to obtain accurate and current information from third-party clinical trial centers, the estimates may not match the timing of actual services performed by the clinical trial centers, which may result in adjustments to the research and development expenses in future periods.  However, to date there have been no material adjustments to clinical trial accruals in any of the periods presented, and the Company does not expect any material adjustments in future reporting periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant credit risk, consist primarily of cash and cash equivalents, short-term investments and restricted cash. The Company maintains cash deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. In addition, the Company invests in a variety of financial instruments and, by policy, limits the amount of credit exposure with any one issuer.

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

Capitalized Software

In accordance with the Statement of Position, (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company expenses costs as incurred for software developed for internal use incurred during the preliminary project stage and during the post-implementation/operation stage.  Direct costs incurred during the application development stage, which provide additional functionality, are capitalized and are amortized on a straight-line basis over their estimated useful lives of five years, commencing on the date the software is placed into use.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value. Accordingly, there have been no indicators of impairment through December 31, 2006 or 2005.

Deferred Rent

Rent expense is recorded on a straight-line basis over the terms of the leases. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying balance sheets.  Tenant improvements paid by the landlord are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the tenant improvement allowance is recorded as deferred rent and will be recovered ratably over the remaining term of the lease.

Research and Development

Research and development costs are expensed as incurred and consist primarily of costs associated with the clinical trials of the Company’s product candidates, compensation and other expenses for research and development personnel, supplies, costs for consultants, facility costs and depreciation.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income (loss) are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company has disclosed its comprehensive income (loss) in the statement of stockholders’ equity (deficit).

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)).  Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  The Company adopted the provisions of SFAS 123(R) using a modified prospective application.  Accordingly, prior periods have not been revised for comparative purposes.  The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date, that are subsequently modified or cancelled.  Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, Accounting for Stock-Based Compensation.  For further discussion of the adoption of SFAS 123(R) refer to Note 5 of the Financial Statements.

The Company has elected the FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (SFAS 123(R)-3).  Under this method, the Company has elected to adopt the alternative transition method , which includes a simplified method to establish the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, that is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured on the balance sheet date based upon enacted tax rates, which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period such tax rate changes are enacted. A valuation allowance is established when necessary to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration.  A full valuation allowance was recorded on the Company’s net deferred tax assets as of December 31, 2006 and 2005, due to uncertainties related to the Company’s ability to utilize deferred tax assets in the foreseeable future.  These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities.  At this time, the Company believes it has appropriate support for the positions taken on its tax returns.

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

	As of December 31,
	2006	2005	2004
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Redeemable convertible preferred stock	—	—	6,672,014
Convertible preferred stock	—	—	5,505,330
Stock warrants	3,371,787	127,499	47,057
Options to purchase common stock	2,365,384	1,682,237	959,753
Common stock subject to repurchase	107,399	288,683	599,325
	5,844,570	2,098,419	13,783,479

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

Recent Accounting Pronouncements

In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements.  The SEC concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 states that if correcting an error in the current year materially affects the current year’s statement of operations, the prior period financial statements must be restated.  SAB 108 is effective for fiscal years ending after November 15, 2006 and was first effective for the Company for the year ended December 31, 2006.  The adoption of SAB 108 did not significantly affect our financial condition or results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will first be effective for the Company for the year beginning January 1, 2008.  The Company is in the process of analyzing the effects of this pronouncement.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006 and will first be effective for the Company for the year beginning January 1, 2007.  The Company is currently evaluating the impact of FIN 48 on results of operations, financial position and cash flows.

2. Financial Statement Information

Short-term Investments

Short-term investments by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006:
Government Agency Securities	$598	$—	$—	$598
Corporate Bonds and Notes	21,962	4	—	21,966
Asset –Backed Securities	2,395	—	(1)	2,394
Certificate of Deposit	3,202	—	—	3,202
Total	$28,157	$4	$(1)	$28,160
December 31, 2005:
Government Agency Securities	$10,427	$—	$(31)	$10,396
Corporate Bonds and Notes	8,784	—	(14)	8,770
Asset –Backed Securities	3,270	—	(9)	3,261
Total	$22,481	$—	$(54)	$22,427

All investments that have gross unrealized losses have been held for less than twelve months. At December 31, 2006 the Company had a net unrealized gain on short-term investments of approximately $3,000.  At December 31, 2005, the Company had an unrealized loss on short-term investments of approximately $54,000. These unrealized gains and losses are included in the statement of stockholders’ equity as other comprehensive income and loss.  Contractual maturities of short-term investments are due in one year or less.  There have been no significant realized gains or losses on investments since the inception of the Company.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Lab equipment	$3,570	$3,749
Manufacturing equipment	2,968	2,998
Computer, software and office equipment	3,384	2,606
Leasehold improvements	4,817	4,299
Construction in process	16,197	7
	30,936	13,659
Accumulated depreciation and amortization	(5,865)	(4,229)
	$25,071	$9,430

Total depreciation expense, including amortization for assets under capital lease, for the years ended December 31, 2006, 2005 and 2004, and the period from January 21, 2000 (inception) to December 31, 2006 was $2.1 million, $1.8 million, $1.4 million and $6.5 million, respectively.  As of December 31, 2006, approximately $4.3 million of unamortized capitalized software costs were included in construction in process.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Accounts payable	$1,230	$1,295
Accrued clinical trial costs	558	825
Accrued compensation	2,288	832
Accrued liabilities	2,703	936
	$6,779	$3,888

3. Commitments and Contingencies

Equipment Lines of Credit

During December 2005, the Company entered into loan and security agreement with a lender and an amendment to a loan and security agreement with another lender (Agreements) under which the lenders agreed to extend to the Company a line of credit equal to $20.0 million.  As a condition of the Agreements, on December 30, 2005, the Company borrowed $3.0 million against the line of credit to repay the outstanding balance of existing loan and security agreements executed in March 2003.  The Agreements state that the remaining proceeds are to be used solely for the purchase of eligible equipment and certain leasehold improvements through December 2007.  Borrowings against the line of credit will be structured as promissory notes with the interest rate fixed at the time of each draw based on the three-year treasury bill.  Such borrowings are to be secured by all existing and future assets of the Company, excluding intellectual property, and repaid, monthly, over 36 to 42 months, depending upon the nature of the equipment financed.  The Company has agreed not to pledge its intellectual property to any third party or permit a third party to restrict the Company’s ability to pledge its intellectual property.  However, the Company retains the right to grant non-exclusive licenses of its intellectual property in the ordinary course of business and non-exclusive and exclusive licenses of its intellectual property in connection with joint ventures and corporate collaborations in the ordinary course of business.  The Agreements contain a restrictive financial covenant requiring the Company maintain a minimum of $15.0 million in available cash, cash equivalent and short-term investments.  In addition, the Agreements subject the Company to certain non-financial covenants.  As of December 31, 2006, the Company was in compliance with the terms of the Agreements.  As of December 31, 2006 and 2005, the Company had borrowings outstanding under the loan and security agreement totaling approximately $8.7 million and $3.0 million, respectively.  Borrowings under the line of credit bore interest at rates ranging from 11.45% to 12.17% per annum.

During July 2004, the Company entered into a loan and security agreement under which the lender agreed to extend to the Company a line of credit equal to $2.5 million. In June 2005, the lender increased the line of credit by $1.6 million, which created a total line of credit facility of $4.1 million. The proceeds were used solely for the purchase of eligible equipment, leasehold improvements and software.  Borrowings under the line of credit bear interest at 9.34% and 10.93% per annum and are collateralized by certain of the financed equipment. Principal and interest, related to each draw, are payable monthly over 36 months or 42 months. The loan and security agreement subjects the Company to certain financial and non-financial covenants. As of December 31, 2006, the Company was in compliance with the terms of the loan and security agreement.  As of December 31, 2006 and 2005, the Company had borrowings outstanding under the loan and security agreement totaling $2.0 million and $3.3 million respectively.

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

Future minimum principal payments due under the above loan and security agreements are as follows at December 31 (in thousands):

2007	$5,070
2008	3,216
2009	2,250
2010	287
Total	10,823
Less: Amounts representing debt discount	(93)
Net loan	10,730
Less: Current portion	4,976
Long-term portion	$5,754

Leases

In November 2005, the Company entered into an amended and restated lease agreement (Lease Agreement) with its landlord to expand its existing facility to support commercial-scale manufacturing of FavId.  This 80,000-square foot facility (Existing Facility) will be devoted to manufacturing and research and development.  The landlord will provide the Company with a tenant improvement allowance of $10 million for the Existing Facility.   In September 2006, the Company entered into the First Amendment to the Amended and Restated Office Lease Agreement (Amendment) pursuant to which the Company agreed to expand the Existing Premises to include an adjacent 48,000-square foot facility (New Facility) to house the Company’s corporate headquarters and warehousing operations.  The landlord will provide the Company with a tenant improvement allowance of $1.2 million for the New Facility.   The Amendment was effective December 1, 2006, with a commencement date of March 1, 2007 (ninety-one days after the effective date).  The landlord has incurred approximately $7.4 million in costs through December 31, 2006.

Existing Facility  Under the Lease Agreement, monthly base rent for the Existing Facility will average approximately $168,000 for the period November 2005 through January 2007.  Monthly rent will be approximately $288,000 per month beginning in February 2007 and then will increase by 3.5% annually commencing in February 2008.  The Lease Agreement further required the Company to increase the security deposit provided to the landlord from approximately $166,000 to approximately $355,000, upon execution of the Lease Agreement.  In addition, prior to any distribution of the tenant improvement allowance, the Company was required to deliver to the landlord an amendment to the existing letter of credit to increase the amount from approximately $1.6 million to approximately $3.5 million, which amount will be subject to increases, reductions and reinstatements under specified circumstances.  The Company is responsible for all operating costs and real estate taxes incurred with respect to the Existing Facility and is required to maintain insurance at specified minimum levels during the term of the Lease Agreement.  In addition, the Company is obligated to pay the landlord monthly management fees equal to 2.25% of the applicable base rent during the term of the Lease Agreement and an additional fee equal to 1% of the construction costs incurred in connection with tenant improvements.

Unless earlier terminated, the Lease Agreement will expire June 30, 2025, but the Company has the option to extend the term of the Lease Agreement for two additional five-year periods.  Construction of the tenant improvements began in June 2006.

New Facility  Under the Amendment, rental payments for the New Facility begin on March 1, 2007, with the base rent for the New Facility increasing by 3.5% annually commencing on March 2008.  However, during the first 12 months of the lease for the New Facility, the Company is obligated to pay only 50% of the base rent and operating expenses attributable to the New Facility.  The provisions of the Lease Agreement related to the Existing Premises regarding operating costs, real estate taxes, insurance, monthly management fees and tenant improvement fees will also apply to the New Facility.  Unless earlier terminated, the Company’s lease of the New Facility will expire on June 30, 2025, but the Company has the option to extend the term of the lease for two additional five-year periods.  The Company has a one-time right to terminate its lease of the New Facility effective as of June 1, 2017, upon six months’ prior notice to the landlord.

In January 2003, the Company entered into a 15 and one-half year lease for approximately 49,000 square feet of manufacturing, laboratory and office space  (Original Lease). The Original Lease had stated rental increases over the lease term. Under the terms of the Original Lease agreement, the Company was required to pay a security deposit of approximately $152,000 and execute a $1.6 million letter of credit in favor of the landlord, which is secured by a restricted investment in money market funds. The restricted investment is included in restricted cash in the accompanying balance sheets. The Original Lease required the Company to pay for its share of maintenance, insurance and property taxes. In July 2004, the Company amended its Original Lease to add an additional 14,000 square feet of office space. The lease term on the additional space was to expire July 31, 2008, but could be extended at the Company’s option for two additional two year periods. In August 2005, the Company amended the Original Lease to add the remaining 17,000 square feet of space in order to occupy the entire building.  The lease term on the additional space was to expire on January 31, 2007.  In November 2005, the Company terminated the Original Lease and all amendments thereto upon executing an amended and restated Lease Agreement as noted above.

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

Future annual minimum payments under non-cancelable operating leases are as follows at December 31 (in thousands):

Operating Leases
2007	$3,693
2008	4,335
2009	4,557
2010	4,717
2011	4,882
Thereafter	74,689
Total minimum lease payments	$96,873

The Company records rental expense on a straight-line basis over the term of the lease.  Rental expense, including equipment rental, for the years ended December 31, 2006, 2005 and 2004, and the period from January 21, 2000 (inception) to December 31, 2006 and was  $3.6 million, $2.4 million, $2.5 million and $10.7 million, respectively.

The landlord tenant improvement allowances of $10.0 million and $1.2 million associated with the expansion of the Existing Facility and the build out of the New Facility, respectively, will be capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the tenant improvement allowance is  recorded as deferred rent and will be recovered ratably over the remaining term of the lease.

4. License Agreements

In November 2004, the Company entered into a supply and license agreement with one of its vendors and made a $50,000 milestone payment, upon execution of the agreement.  In October 2006, the Company made an additional payment of $50,000 for the achievement of a subsequent milestone.  An additional aggregate of up to $250,000 will be due upon the achievement of certain milestones, the timing of which is not known at this time. The initial term of the agreement is 96 months and is automatically renewable for 12 month periods unless terminated by written notice by either party.  Either party may terminate the agreement earlier upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. The payments were recorded as license fees and are amortized to research and development expense over the term of the agreement.  During 2005, the Company purchased the required minimum raw material under the agreement.  Expense related to the amortization of the license and minimum purchase requirement for the years ended December 31, 2006 and 2005 and the period from January 21, 2000 (inception) to December 31, 2006 totaled approximately $11,000,  $241,000 and $253,000, respectively.

In December 2003, the Company entered into a non-exclusive worldwide fee-bearing royalty-free license agreement for certain patent rights. In consideration for the patent rights, the Company paid an initial fee of $20,000 and the first annual payment of $10,000 upon execution of the agreement in 2003 and is committed to annual payments of $10,000 through the Company’s clinical development period (anticipated to end in 2008) and, after commercialization of its first product candidate, an aggregate of $225,000 in annual fees and a milestone payment. The annual payment is recorded as research and development expense. The initial fee has been recorded as a license fee and is amortized to research and development expense over a five-year period, the estimated life of the technology. Expense related to the license agreement for the years ended December 31, 2006, 2005 and 2004 and the period from January 21, 2000 (inception) to December 31, 2006 totaled approximately $14,000, $14,000, $14,000 and $43,200, respectively.

5.   Change in Accounting Method for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)).  SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income or loss.  The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees on a straight-line basis over the vesting period, which is generally four years.  Prior to January 1, 2006, the Company recorded compensation expense for stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Prior to the Company’s initial public offering (IPO), the Company established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Board of Directors (the Board). Therefore, the options had no intrinsic value upon grant and no expense was recorded upon issuance. With respect to certain options granted during 2005 and 2004, the Company had recorded deferred compensation of $350,000 and $9.4 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Board and the deemed fair value per share determined solely for financial reporting purposes.

The Company has elected the modified prospective transition method for adopting SFAS 123(R).  Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption.  The deferred stock-based compensation balance of $5.7 million as of December 31, 2005, which was accounted for under APB 25, was reclassified as a reduction of additional paid-in capital upon the adoption of SFAS 123(R).  In addition, the unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income or loss in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our quarterly and annual reports.  The cumulative effect of the change in accounting principle from APB 25 to SFAS 123(R) was not material, because the amortization of expense related to options granted prior to the adoption was based on the single-option approach.

Stock-Based Compensation under SFAS 123(R)

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

Estimated Forfeitures – When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.  As stock-based compensation expense recognized in the Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Fair Value – The fair value of the Company’s stock options granted to employees and non-employee directors and employee stock purchase plan offerings for the years ended December 31, 2006, 2005 and 2004 was estimated using the following assumptions:

	Stock Option Plans			Employee Stock Purchase Plans
	2006	2005	2004	2006	2005	2004
Weighted average risk-free interest rate	4.77%	4.30%	2.83%	4.99%	4.41%	N/A
Volatility	61.8%	70%	70%	57.6%	70%	N/A
Dividend yield	0%	0%	0%	0%	0%	N/A
Weighted average expected life (years)	6.25	4.0	4.0	1.25	1.8	N/A

69

Stock-Based Compensation Expense

Under provisions of SFAS 123(R), the Company recorded approximately $4.0 million of stock-based compensation expense in our Statement of Operations for the year ended December 31, 2006.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted both before and after the adoption of SFAS 123(R).  Prior to the adoption of SFAS 123(R), the Company recorded approximately $2.9 million and $2.4 million of stock-based compensation for certain options granted during 2005 and 2004 in our Statement of Operations for the years ended December 31, 2005 and 2004, respectively, under the provisions of APB 25 based upon their intrinsic value.  Total stock-based compensation expense recognized for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands, except per share data):

	2006	2005	2004
Research and development	$1,961	$1,406	$1,196
General and administrative	2,049	1,453	1,220
Stock-based compensation expense	$4,010	$2,859	$2,416

At December 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized was approximately $6.7 million, net of estimated forfeitures of approximately $380,000.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.25 years and will be adjusted for subsequent changes in estimated forfeitures.

The Company has a net operating loss carry-forward as of December 31, 2006, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations.  Additionally, no incremental tax benefits were recognized from stock options exercised in 2006 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Pro-forma Disclosures

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to adoption as if it had accounted for all our stock options under the fair value method of the original SFAS 123.  The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the same period in the prior years (in thousands, except per share data):

	Years ended December 31,
	2005	2004
Net loss applicable to common stockholders as reported.	$(35,881)	$(54,190)
Add: Stock-based employee compensation expense included in net loss	2,860	2,416

Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(3,217)	(2,564)

Pro forma net loss applicable to common stockholder	$(36,238)	$(54,338)
Net loss per share:
As reported—Basic and Diluted	$(1.99)	$(51.48)
Pro forma—Basic and Diluted	$(2.01)	$(51.62)

As a result of adopting SFAS 123(R), the Company’s net loss for the year ended December 31, 2006 is approximately $1.3 million larger than if the Company had continued to account for stock-based compensation under APB 25.  Basic and diluted net loss per share is $0.05 higher than if the Company had continued to account for stock-based compensation under APB 25.

The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123.

6.  Stockholders’ Equity

Committed Equity Financing Facility

On December 19, 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 5.8 million shares of the Company’s common stock or an aggregate of $40 million during the next three years.  The Company may require Kingsbridge to purchase newly-issued shares of the Company’s common stock at a price between 90% and 94% of the volume-weighted average price on each trading day during an eight-day pricing period. The maximum dollar amount of shares that the Company may require Kingsbridge to purchase in any such pricing period is the lesser of $10 million or 1.75% of the Company’s market capitalization at the time of a draw down under the CEFF.   The Company is not obligated to sell any of the $40 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties.  As of December 31, 2006, no shares have been sold to Kingsbridge.

In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.98 per share (the “Warrant”). The Warrant is exercisable beginning six months after the date of issuance and for a period of five years thereafter.

On February 15, 2007, the Company filed a resale registration statement with the Securities and Exchange Commission (“SEC”) with respect to resale shares of common stock pursuant to the CEFF and underlying warrant.  To date no securities have been issued pursuant to this registration statement.

Registration Statement

On June 20, 2006, the Company filed a shelf registration statement on Form S-3 with the Securities Exchange Commission. The shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its common stock, debt securities or warrants, or any combination of such securities, for proceeds in an aggregate amount of up to $60 million.

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

Restricted Stock

In January 2000, the Company issued approximately 396,000 restricted shares of the Company’s common stock to certain employees with vesting over a three-year period. During 2002 and 2001, the Company issued an additional 9,638 and 50,119, respectively, of restricted shares of common stock to certain directors and consultants. The restricted stock vests monthly, over a period of two to four years. In addition, during 2006, 2005, 2004 and the period from January 21, 2000 (inception) to December 31, 2006, the Company issued none, 1,536, 706,268 and 942,950 shares, respectively, of restricted shares of common stock upon the early exercise of stock options, as noted below. The options generally vest over four years. Included in the restricted stock issued in 2002 are 185,060 shares of common stock issued upon the early exercise of options by an officer of the Company through a full recourse promissory note for $96,000. The note receivable from stockholder had a maturity date of April 19, 2006 and was paid in full at that time. During the years ended December 31, 2006, 2005, 2004 and the period from January 21, 2000 (inception) to December 31, 2006, the Company repurchased 8,666, 12,188, 41,286 and 67,743 unvested shares, respectively. As of December 31, 2006 and 2005, 107,399 shares and 288,683 shares, respectively, were unvested and subject to repurchase by the Company.

Stock Options

Under the Amended and Restated 2001 Equity Incentive Plan (the Equity Incentive Plan), the Company is authorized to issue approximately 3.8 million shares of common stock under various instruments. Options granted under the Equity Incentive Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. Prior to the Company’s IPO in February 2005, all options granted under the Equity Incentive Plan allowed for early exercise prior to the option becoming fully vested.   On the first day of each fiscal year, beginning in 2006, the share reserve under the  Equity Incentive Plan is automatically increased by the number of shares equal to the least of: i) 5% of the Company’s outstanding shares of Common Stock on the day preceding the first day of such fiscal year; ii) 1.3 million shares of common stock; or iii) an amount determined by the Board.

In December 2004, the Board approved the 2005 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan), which became effective on the closing date (February 7, 2005) of the registration statement filed in connection with the Company’s IPO and was amended in June 2006.  The Directors’ Plan provides for the automatic grant of non-statutory options to purchase shares of common stock to non-employee directors.  An aggregate of 420,000 shares of common stock have been reserved for future issuance under the Directors’ Plan.  This amount may be increased annually on the first day of the Company’s fiscal year, from 2005 to 2013, by the lesser of  90,000 shares of common stock or an amount determined by the Board.  In 2006, the Board did not increase the shares reserved for future issuance.

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

The following table summarizes the Company’s stock option activity for employee and director stock options (shares in thousands):

	Shares	Approximate Weighted- average exercise price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
			(in Years)	(in thousands)
Outstanding at December 31, 2000	—	$—
Granted	69	0.52
Exercised	(39)	0.52
Cancelled/Forfeited	—	—
Outstanding at December 31, 2001	30	0.52
Granted	361	0.57
Exercised	(196)	0.53
Cancelled/Forfeited	(4)	0.54
Outstanding at December 31, 2002	191	0.61
Granted	312	0.63
Exercised	(6)	0.60
Cancelled/Forfeited	(28)	0.62
Outstanding at December 31, 2003	469	0.62
Granted	1,389	0.64
Exercised	(889)	0.63
Forfeited	(10)	0.62
Expired	—	—
Outstanding at December 31, 2004	959	0.63
Granted	792	4.74
Exercised	(13)	3.36
Forfeited	(56)	2.56
Expired	—	—
Outstanding at December 31, 2005	1,682	2.50
Granted	923	6.45
Exercised	(90)	0.65
Forfeited	(132)	4.42
Expired	(18)	5.40
Outstanding at December 31, 2006	2,365	$3.99	8.34	$1,498

Vested and expected to vest at December 31, 2006	2,301	$3.95	8.33	$1,485

Exercisable at December 31, 2006	1,166	$1.99	8.34	$1,498

Exercisable at December 31, 2005	995	$0.90

Exercisable at December 31, 2004	959	$0.63

The weighted-average fair value of options granted during 2006, 2005 and 2004, and for the period from January 31, 2000 (inception) to December 31, 2006 was $4.02, $2.85, $6.88 and $4.61, respectively.  At December 31, 2006 and 2005, 1,165,525 and 994,942 outstanding options were exercisable, respectively.  In 2004, all outstanding options were exercisable, and options to purchase 226,477 were vested.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price.  During the years ended December 31, 2006, 2005, and 2004, the total intrinsic value of options exercised was $327,692, $34,995 and $16,764, respectively.  In determining the intrinsic value of stock options exercised prior to the IPO in February 2005, the Company established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Board.  Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 804,000 options that were in-the-money as of December 31, 2006.

Shares available for future stock option grants under the Equity Incentive Plan and the Directors’ Plan were 631,508 at December 31, 2006.  At December 31, 2005, the Company had issued more shares than available for future issuance or grant under the Equity Incentive Plan, creating a deficit of approximately 40,020 shares.  The deficit was offset on January 1, 2006 as a result of an automatic increase to the share reserve of 1,016,452 shares.  At December 31, 2004, 683,000 shares remained available for future issuance or grant under the Equity Incentive Plan.

The following table summarizes information as of December 31, 2006 concerning options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.52 - $0.73	804,200	7.19	$0.64	804,200	$0.63
$0.74 - $4.60	396,883	9.11	$3.97	123,544	$4.11
$4.61 - $5.50	475,930	8.43	$5.37	216,554	$5.46
$5.51 - $7.05	184,355	8.72	$5.72	21,227	$5.65
$7.06 - $7.40	504,016	9.22	$7.40	—	$—
$0.52 - $7.40	2,365,384	8.34	$3.99	1,165,525	$1.99

Employee Stock Purchase Plan

In December 2004, the Board approved the 2005 Employee Stock Purchase Plan (the Purchase Plan) which became effective on the closing date (February 7, 2005) of the registration statement filed in connection with the Company’s IPO.

Under the Purchase Plan, the Company may issue up to 350,000 shares of common stock to eligible employees who elect to participate in the Purchase Plan.  This amount will be increased annually on the first day of the Company’s fiscal year, from 2005 to 2013, by the least of i) 2% of the Company’s outstanding shares of Common Stock on the day preceding such fiscal year, ii) 50,000 shares of Common Stock or iii) an amount determined by the Board.  In 2006, the Board approved an increase of 50,000 shares under the Purchase Plan.  Employees participating in the Purchase Plan will obtain the right to purchase shares of Common Stock at the lower of 85% of the Common Stock closing price on the first day of the offering period or 85% of the Common Stock closing price on the purchase date.  The initial offering period commenced upon the closing date (February 7, 2005) of the Company’s IPO and will be approximately 24 to 27 months in duration, with purchase dates occurring every six months.  As of December 31, 2006 and 2005, employees had purchased 94,302 and 27,050 shares, respectively, of Common Stock under the Purchase Plan.  At December 31, 2006, approximately 229,000 shares were reserved for future issuance and there was no aggregate intrinsic value of these reserved shares outstanding under the Purchase Plan.

Warrants

In December 2006, in conjunction with a Committed Equity Financing Facility, or CEFF, the Company issued warrants to purchase up to 250,000 shares of the Company’s Common Stock at an exercise price of $3.98 per share. The warrant is exercisable beginning six months after the date of grant through June 19, 2012.  The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $343,000 and recorded that amount in a contra-equity account.  The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.68%; dividend yield of 0%; expected volatility of 61.8%; and an expected life of five years and six months.  As of December 31, 2006, the warrants remained outstanding.

In March 2006, in conjunction with a securities purchase agreement relating to a private placement of approximately $45.4 million, the Company issued warrants to purchase up to 2,994,288 shares of the Company’s Common Stock at an exercise price of $5.26 per share.  At the closing, investors in the private placement paid an additional purchase price equal to $0.125 per share underlying the warrants.   The warrants are exercisable through March 7, 2011.  The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $8.9 million and recorded that amount in a contra-equity account which was deducted from the proceeds received.  The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.76%; dividend yield of 0%; expected volatility of 61.8%; and an expected life of five years.  As of December 31, 2006, the warrants remained outstanding.

In December 2005, in conjunction with a loan and security agreement, the Company issued warrants to purchase up to an aggregate of 97,668 shares of the Company’s Common Stock at an exercise price of approximately $4.10 per share. The warrants are exercisable through December 30, 2010. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $241,000, which was recorded as a debt discount and is being amortized over 24 months, which is equal to the repayment term of the promissory note under the loan and security agreement. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.35%; dividend yield of 0%; expected volatility of 70%; and an expected life of five years.  Amortization of approximately $162,000 was recorded as interest expense during the year ended December 31, 2006, and for the period from January 21, 2000 (inception) to December 31, 2006, respectively.  No interest expense was recorded during the year ended December 31, 2005.  As of December 31, 2006, the warrants remained outstanding.

In March 2003, in conjunction with a loan and security agreement, the Company issued warrants to purchase shares of the Company’s Series B Preferred Stock. Under the terms of the warrant agreement, upon the Company completing its IPO, the underlying preferred stock shares of the warrants converted into common stock shares.  As a result, the underlying warrants were converted into warrants to purchase an aggregate of approximately 22,121 shares of the Company’s Common Stock at an exercise price of approximately $6.33 per share.  The warrants are exercisable through March 20, 2010. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $84,000, which was recorded as a debt discount and was amortized over the term of the loan and security agreement. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 3.0%; dividend yield of 0%; expected volatility of 70%; and an expected life of five years. Amortization of $17,000 and $84,000 was recorded as interest expense during the year ended December 31, 2005, and for the period from January 21, 2000 (inception) to December 31, 2006, respectively.  No interest expense was recorded during the year ended December 31, 2006. As of December 31, 2006, the warrants remained outstanding.

In March 2001, in conjunction with its line of credit agreement, the Company issued a warrant to purchase shares of the Company’s Series A Preferred Stock. On May 15, 2005, the warrant agreement was amended to allow the warrant holder to purchase up to an aggregate of 7,710 shares of the Company’s Common Stock at an exercise price of approximately $5.19 per share.  The warrant is exercisable through the later of March 15, 2008 or five years after the Company’s initial public offering. The Company determined the fair value of the warrant on the grant date, using the Black-Scholes pricing model, of $22,400, which was recorded as a debt discount and was amortized over the term of the line of credit. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.3%; dividend yield of 0%; expected volatility of 60%; and an expected life of five years. Amortization of approximately $500, $4,900 and $22,400 was recorded as interest expense during the years ended December 31, 2004 and 2003, and for the period from January 21, 2000 (inception) to December 31, 2006, respectively. As of December 31, 2006, the warrant remained outstanding.

The weighted-average exercise price of warrants outstanding as of December 31, 2006, 2005 and 2004 was approximately $5.14, $4.55 and $5.02, respectively. The weighted-average fair value of warrants granted during 2006, 2005, 2004 and for the period from January 31, 2000 (inception) to December 31, 2006 was $2.99, $2.47, $5.14 and $2.98, respectively. The weighted-average remaining contractual life of the warrants outstanding at December 31, 2006 and 2005 was 4.26 years and 4.70 years, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at December 31 (in thousands):

	2006	2005
Warrant for the purchase of common stock	3,372	127
Common stock options
Granted and outstanding	2,365	1,682
Reserved for future issuance	632	380
Common stock reserved for Employee Stock Purchase Plan	229	273
	6,598	2,462

7. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are shown below. A valuation allowance of $53.1 million and $36.7 million as of December 31, 2006 and 2005, respectively, has been recognized to offset the net deferred tax assets as realization of such net assets has not met “the more likely than not” threshold required under SFAS No. 109.

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$45,390	$31,738
Tax credits	6,921	4,860
Deferred rent	1,126	538
Deferred compensation	300	262
Other	41	22
Total deferred tax assets	53,778	37,420
Valuation allowance for deferred tax assets	(53,107)	(36,696)
Net deferred tax assets	671	724
Deferred tax liabilities:
Depreciation and amortization	(671)	(724)
Net deferred taxes	$—	$—

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31,
	2006	2005	2004
	(in thousands)
Tax at federal statutory rate	$(14,179)	$(12,556)	$(9,113)
State, net of federal benefit	(2,049)	(1,836)	(1,327)
Tax credits	(2,061)	(2,355)	(800)
Change in valuation allowance	16,410	15,531	10,100
Permanent differences – Stock based compensation	1,403	1,001	883
Permanent differences – Other	496	589	242
Other	(20)	(374)	15
Provision for income taxes	$—	$—	$—

At December 31, 2006 and 2005, the Company had federal tax net operating loss carryforwards of approximately $111.2 million and $77.8 million, respectively. At December 31, 2006 and 2005, the Company had California tax net operating loss carryforwards of approximately $112.6 million and $78.5 million, respectively. The federal and California tax loss carryforwards will begin expiring in 2020 and 2012, respectively, unless previously utilized. At December 31, 2006, the Company also had federal and California research and development tax credit carryforwards totaling approximately $4.8 million and $3.1 million, respectively. The federal research and development tax credit carryforward will begin expiring in 2020 unless previously utilized. At December 31, 2006, the Company had a California manufacturer’s investment credit carryforward of approximately $141,000.

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

8. Related Party Transactions

In July 2004 and July 2005, the Company entered into consulting agreements with a family member of one of its executive officers (the Consultant) to provide agreed upon services to the Company and receive compensation based upon an hourly rate.  The term of the consulting agreements were one year but the agreements automatically renewed in one year increments unless otherwise terminated by the parties.  The Consultant is no longer providing services under the July 2004 agreement.  The July 2005 agreement was terminated in March 2006. For the years ended December 31, 2006, 2005 and 2004, and the period from January 21, 2000 (inception) to December 31, 2006, the Company paid the Consultant approximately $46,000, $75,000, 19,000 and $140,000, respectively, including reimbursement of ordinary business expenses.

In March 2003, the Company entered into a consulting agreement with one of its major investors (the Investor). The Investor designated a consultant to provide certain administrative, business and technical support to the Company. Compensation under the agreement included a fee of $8,500 per month to be paid to the Investor for performance of services provided by the consultant. In addition, a warrant for the purchase of up to 19,277 shares of the Company’s Common Stock was issued to the consultant (Note 5). The agreement terminated in 2005.  For the years ended December 31, 2005 and 2004, and the period from January 21, 2000 (inception) to December 31, 2006, the Company paid the Investor approximately $70,000, $150,000 and $313,000 respectively, including reimbursement of ordinary business expenses.

In February 2001, April 2003 and April 2005, the Company entered into consulting agreements with one of its directors (the Director).  Under the terms of the consulting agreements the Director would provide agreed upon services to the Company and receive compensation based upon an hourly rate. The initial term of the consulting agreements are one year but the agreements automatically renew in one year increments unless otherwise terminated by the parties. The Director ceased providing services under the February 2001, April 2003 and April 2005 agreements. For the years ended December 31, 2005 and 2004, and the period from January 21, 2000 (inception) to December 31, 2006, the Director received compensation of approximately $6,000 and $7,000 and $61,000, respectively.

In September 2000, the Company entered into a lease agreement with a non-profit organization with which the Company shares a common director. The related rent expense was $124,000, $476,000 and $1.6 million for the years ended December 31, 2004, 2003 and for the period from January 21, 2000 (inception) to December 31, 2006, respectively. The lease agreement expired on March 31, 2004.

9. Subsequent Events

On February 12, 2007, the Company entered into common stock purchase agreements with certain investors relating to a registered direct offering of an aggregate 3,333,334 shares of the Company’s common stock at $3.00 per share to the investors for gross proceeds of approximately $10 million.

The common stock was issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 13, 2007, in connection with a shelf takedown from the Company’s Registration Statement on Form S-3 (File No. 333-135169) which became effective on July 11, 2006.

10. Quarterly Financial Data (unaudited)

The following table summarizes certain of the Company’s operating results by quarter for 2006 and 2005 (in thousands):

	2006
	First	Second	Third	Fourth	Total
Net loss applicable to common stockholders (a):	$(10,855)	$(9,825)	$(9,585)	$(10,248)	$(40,511)

Net loss per share applicable to common stockholders (a):	$(0.49)	$(0.34)	$(0.339)	$(0.35)	$(1.49)

	2005
	First	Second	Third	Fourth	Total
Net loss applicable to common stockholders (a):	$(8,411)	$(9,373)	$(8,524)	$(9,573)	$(35,881)
Net loss per share applicable to common stockholders (a):	$(0.69)	$(0.47)	$(0.43)	$(0.48)	$(1.99)

(a)  The sum of the four quarters will not agree to the year total due to rounding within a quarter.

Index to Exhibits

15.  (b) The following exhibits are filed as part of, or incorporated into, the 2006 Favrille, Inc. Annual Report on Form 10-K:

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)
3.2	Registrant’s Amended and Restated Bylaws.(1)
4.1	Form of Common Stock Certificate of Registrant.(1)
4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)
4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)
4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”).(7)
4.5	Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited.(9)
4.6	Securities Purchase Agreement dated February 12, 2007, by and among Favrille and certain investors.(10)
4.7	Warrant to purchase 250,000 shares of Common Stock dated December 19, 2006 issued to Kingsbridge Capital Limited.(9)
4.8	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.9	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.(6)
4.10	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.(6)
10.1	Form of Indemnity Agreement for Registrant’s directors and officers.(1)(2)
10.2	Form of Indemnity Agreement for Registrant’s directors and officers.(8)(2)
10.3	Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder.(1)(2)
10.4A	2005 Non-Employee Directors’ Stock Option Plan, as amended (the “NEDSOP”).(2)
10.4B	Form of Stock Option Agreement under the NEDSOP.(1)(2)
10.5	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.(1)(2)
10.6	Employment Agreement dated January 6, 2005 between the Registrant and John P. Longenecker, Ph.D.(1)(2)
10.7	Office Lease dated January 31, 2003 between the Registrant and Kilroy Realty, L.P.(1)
10.8	First Amendment to Lease dated July 7, 2004 between the Registrant and Kilroy Realty, L.P.(1)
10.9	Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(1)
10.10	Loan and Security Agreement No. 24-0117 dated March 20, 2003 among the Registrant, Heller Financial Leasing, Inc. and Lighthouse Capital Partners IV, L.P.(1)
10.11	Supply Agreement made on November 12, 2004 between the Registrant and Biosyn Arzneimittel GmbH.(1)(3)
10.12	Employment Agreement dated January 6, 2005 between the Registrant and Tamara A. Seymour.(1)(2)
10.13	Employment Agreement dated January 6, 2005 between the Registrant and Daniel P. Gold, Ph.D.(1)(2)
10.14	Employment Agreement dated January 6, 2005 between the Registrant and Alice Wei.(1)(2)
10.15	Employment Agreement dated January 6, 2005 between the Registrant and John F. Bender, Pharm.D.(1)(2)
10.16	Employment Agreement dated January 6, 2005 between the Registrant and Richard Murawski.(1)(2)
10.17	Employment Agreement dated December 1, 2005 between the Registrant and David L. Guy.(2)(6)
10.18	Form of Employment Agreement between the Registrant and its executive officers.(1)(2)
10.19	Letter Agreement dated May 28, 2004 between the Registrant and Oxford Finance Corporation.(4)
10.20	Amendment dated June 16, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(4)
10.21	Letter Agreement dated June 27, 2005 between the Registrant and Oxford Finance Corporation.(4)
10.22	Third Amendment to Lease dated July 7, 2005 between Registrant and Kilroy, L.P.(4)

10.23	Amended and Restated Office Lease dated October 31, 2005 between the Registrant and Kilroy Realty, L.P.(5)
10.24	Master Security Agreement dated December 30, 2005 between the Registrant and General Electric Capital Corporation.(6)
10.25	Amendment dated December 30, 2005 to the Master Security Agreement dated December 30, 2005 between the Registrant and General Electric Capital Corporation.(6)
10.26	Promissory Note dated December 30, 2005 between the Registrant and General Electric Capital Corporation.(6)
10.27	Amendment dated December 30, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(6)
10.28	Promissory Note dated December 30, 2005 between the Registrant and Oxford Finance Corporation.(6)
10.29	Common Stock Purchase Agreement dated December 19, 2006 between the Registrant and Kingsbridge.(9)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page of this report.
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and Chief Financial Officer of Favrille, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350).

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

(6)             Filed on March 29, 2006 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

(7)             Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

(8)             Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 7, 2006 and incorporated herein by reference.

(9)             Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 20, 2006 and incorporated herein by reference.

(10)       Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 13, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAVRILLE, INC.

By:	/s/ JOHN P. LONGENECKER, PH.D.
John P. Longenecker President and Chief Executive Officer

Dated: March 28, 2007

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

Signature	Title	Date

/s/ JOHN P. LONGENECKER, PH.D.	President, Chief Executive Officer and	March 28, 2007
John P. Longenecker	Director (Principal Executive Officer)

/s/ TAMARA A. SEYMOUR	Chief Financial Officer	March 28, 2007
Tamara A. Seymour	(Principal Financial and Accounting Officer)

/s/ CAM L. GARNER	Director	March 28, 2007
Cam L. Garner

/s/ MICHAEL L. EAGLE	Director	March 28, 2007
Michael L. Eagle

/s/ ANTONIO J. GRILLO-LOPEZ, M.D.	Director	March 28, 2007
Antonio J. Grillo-Lopez

Director
Peter Barton Hutt

Director
David Molowa

/s/ FRED MIDDLETON	Director	March 28, 2007
Fred Middleton

Director
Arda Minocherhomjee, Ph.D.

/s/ WAYNE I. ROE	Director	March 28, 2007
Wayne I. Roe

Director
Ivor Royston, M.D.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)
3.2	Registrant’s Amended and Restated Bylaws.(1)
4.1	Form of Common Stock Certificate of Registrant.(1)
4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)
4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)
4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”).(7)
4.5	Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited.(9)
4.6	Securities Purchase Agreement dated February 12, 2007, by and among Favrille and certain investors.(10)
4.7	Warrant to purchase 250,000 shares of Common Stock dated December 19, 2006 issued to Kingsbridge Capital Limited.(9)
4.8	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.9	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.(6)
4.10	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.(6)
10.1	Form of Indemnity Agreement for Registrant’s directors and officers.(1)(2)
10.2	Form of Indemnity Agreement for Registrant’s directors and officers.(8)(2)
10.3	Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder.(1)(2)
10.4A	2005 Non-Employee Directors’ Stock Option Plan, as amended (the “NEDSOP”).(2)
10.4B	Form of Stock Option Agreement under the NEDSOP.(1)(2)
10.5	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.(1)(2)
10.6	Employment Agreement dated January 6, 2005 between the Registrant and John P. Longenecker, Ph.D.(1)(2)
10.7	Office Lease dated January 31, 2003 between the Registrant and Kilroy Realty, L.P.(1)
10.8	First Amendment to Lease dated July 7, 2004 between the Registrant and Kilroy Realty, L.P.(1)
10.9	Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(1)
10.10	Loan and Security Agreement No. 24-0117 dated March 20, 2003 among the Registrant, Heller Financial Leasing, Inc. and Lighthouse Capital Partners IV, L.P.(1)
10.11	Supply Agreement made on November 12, 2004 between the Registrant and Biosyn Arzneimittel GmbH.(1)(3)
10.12	Employment Agreement dated January 6, 2005 between the Registrant and Tamara A. Seymour.(1)(2)
10.13	Employment Agreement dated January 6, 2005 between the Registrant and Daniel P. Gold, Ph.D.(1)(2)
10.14	Employment Agreement dated January 6, 2005 between the Registrant and Alice Wei.(1)(2)
10.15	Employment Agreement dated January 6, 2005 between the Registrant and John F. Bender, Pharm.D.(1)(2)
10.16	Employment Agreement dated January 6, 2005 between the Registrant and Richard Murawski.(1)(2)
10.17	Employment Agreement dated December 1, 2005 between the Registrant and David L. Guy.(2)(6)
10.18	Form of Employment Agreement between the Registrant and its executive officers.(1)(2)
10.19	Letter Agreement dated May 28, 2004 between the Registrant and Oxford Finance Corporation.(4)
10.20	Amendment dated June 16, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(4)
10.21	Letter Agreement dated June 27, 2005 between the Registrant and Oxford Finance Corporation.(4)
10.22	Third Amendment to Lease dated July 7, 2005 between Registrant and Kilroy, L.P.(4)

10.23	Amended and Restated Office Lease dated October 31, 2005 between the Registrant and Kilroy Realty, L.P.(5)
10.24	Master Security Agreement dated December 30, 2005 between the Registrant and General Electric Capital Corporation.(6)
10.25	Amendment dated December 30, 2005 to the Master Security Agreement dated December 30, 2005 between the Registrant and General Electric Capital Corporation.(6)
10.26	Promissory Note dated December 30, 2005 between the Registrant and General Electric Capital Corporation.(6)
10.27	Amendment dated December 30, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(6)
10.28	Promissory Note dated December 30, 2005 between the Registrant and Oxford Finance Corporation.(6)
10.29	Common Stock Purchase Agreement dated December 19, 2006 between the Registrant and Kingsbridge.(9)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page of this report.
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of Favrille, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350).

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

(6)             Filed on March 29, 2006 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

(7)             Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

(8)             Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 7, 2006 and incorporated herein by reference.

(9)             Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 20, 2006 and incorporated herein by reference.

(10)       Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 13, 2007 and incorporated herein by reference.