Form 10-Q
period 2007-03-31
FAVRILLE INC
filed 2007-05-11
CIK 1285701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES  ☐     NO  ☒

The number of shares of the Registrant’s common stock outstanding as of May 2, 2007 was 32,504,629.

FAVRILLE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2007
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006
Statements of Operations (Unaudited) for the three months ended March 31, 2007 and 2006 and the period from January 21, 2000 (inception) to March 31, 2007 (Unaudited)
Statements of Cash Flows (Unaudited) for the three months ended March 31, 2007 and 2006 and the period from January 21, 2000 (inception) to March 31, 2007 (Unaudited)
Notes to Condensed Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,188	$14,249
Short-term investments	19,699	28,160
Receivables	265	242
Prepaid expenses and other current assets	1,010	608
Total current assets	43,162	43,259
Property and equipment, net	32,314	25,071
Restricted cash	3,451	3,451
Other assets	497	508
Total assets	$79,424	$72,289
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,838	$6,779
Current portion of debt	5,848	4,976
Total current liabilities	11,686	11,755
Debt, less current portion	8,095	5,754
Deferred rent	14,280	10,145
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000 shares authorized at March 31, 2007 and December 31, 2006; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value:
Authorized shares, 75,000,000 at March 31, 2007 and December 31, 2006; Issued and outstanding shares— 32,503,721 and 29,060,081 at March 31, 2007 and December 31, 2006, respectively	33	29
Additional paid-in capital	211,754	200,497
Accumulated other comprehensive loss	1	3
Deficit accumulated during the development stage	(166,425)	(155,894)
Total stockholders’ equity	45,363	44,635
Total liabilities and stockholders’ equity	$79,424	$72,289

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

			Period from January 21, 2000
	Three Months ended March 31,		(inception) to March 31,
	2007	2006	2007
Operating expenses:
Research and development	$7,997	$8,421	$107,903
Marketing, general and administrative	2,912	2,701	32,575
Total operating expenses	10,909	11,122	140,478
Interest income	565	432	5,622
Interest expense	(187)	(165)	(3,028)
Other income (expense)	—	—	(381)
Total other income, net	378	267	2,213
Net loss	(10,531)	(10,855)	(138,265)

Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	(28,103)

Accretion of Series C redeemable convertible preferred stock issuance costs	—	—	(57)
Net loss applicable to common stockholders	$(10,531)	$(10,855)	$(166,425)
Historical net loss per share:
Basic and diluted	$(0.34)	$(0.49)
Weighted-average shares-basic and diluted	30,690	22,355

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

			Period from
			January 21,
			2000
	Three Months ended		(inception) to
	March 31,		March 31,
	2007	2006	2007
Operating activities
Net loss	$(10,531)	$(10,855)	$(138,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	659	511	7,150
Stock-based compensation	1,054	879	10,514
Amortization of premium/discount on short-term investments	(177)	1	(810)
Other	36	131	94
Changes in operating assets and liabilities:
Other assets	(420)	(448)	(1,238)
Accounts payable and accrued liabilities	(1,178)	1,462	3,782
Deferred rent	466	418	3,229
Net cash used in operating activities	(10,091)	(7,901)	(115,544)
Investing activities
Purchases of property and equipment	(3,990)	(932)	(26,334)
Purchases of short-term investments	(6,263)	(5,909)	(104,137)
Maturities of short-term investments	14,900	8,650	85,251
Other assets	—	—	(70)
Restricted cash	—	—	(3,451)
Net cash used in investing activities	4,647	1,809	(48,741)
Financing activities
Proceeds from debt	4,362	315	27,332
Payments on debt	(1,186)	(557)	(13,382)
Issuance of preferred stock, net	—	—	76,144
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock and warrants	10,207	45,168	95,771
Repurchase of restricted common stock	—	(1)	(42)
Net cash provided by financing activities	13,383	44,925	186,473
Net increase in cash and cash equivalents	7,939	38,833	22,188
Cash and cash equivalents at beginning of period	14,249	12,065	—
Cash and cash equivalents at end of period	$22,188	$50,898	$22,188

Supplemental schedule of non-cash investing and financing activities:
Capitalized interest recorded as property and equipment	$127	$—	$218
Accrued property and equipment acquisitions	$238	$—	$2,057
Leasehold improvements acquired under tenant improvement allowance	$3,669	$—	$11,051
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$43,678

See accompanying notes.

FAVRILLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

UNAUDITED

1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

Stock-Based Compensation

Total stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 were as follows (in thousands, except per share data):

	Three Months ended March 31,	Three Months ended March 31,
	2007	2006
Research and development	$399	$433
General and administrative	655	446
Share-based compensation expense	$1,054	$879

The Company recorded approximately $1 million of stock-based compensation expense in our Statement of Operations for the three months ended March 31, 2007.  At March 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized was approximately $6.4 million, net of estimated forfeitures of approximately $590,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures.

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

	As of March 31
	(in thousands)
	2007	2006
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Stock warrants	3,372	3,122
Options to purchase common stock	3,183	2,376
Common stock subject to repurchase	81	233
	6,636	5,731

Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2006, 2005 and 2004, the Company has not recognized any interest or penalties.  Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the US and various state jurisdictions.  The Company’s tax years for 2000 and forward are subject to examination by the US and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows.  At January 1, 2007, we had net deferred tax assets of $53.8 million.  The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards.  Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  We have not yet determined whether such an ownership change has occurred. However, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended March 31,
	2007	2006

Net loss	$(10,531)	$(10,855)
Change in unrealized gain (loss) on short-term investments	(2)	47
Comprehensive loss	$(10,533)	$(10,808)

Accumulated other comprehensive loss totaled $653 and $2,715 at March 31, 2007 and December 31, 2006, respectively, and was attributed to unrealized losses on short-term investments.

3.  Stockholders’ Equity

Registration Statement

On June 20, 2006, the Company filed a shelf registration statement on Form S-3 with the Securities Exchange Commission (the “SEC”). The shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its common stock, debt securities or warrants, or any combination of such securities, for proceeds in an aggregate amount of up to $60 million. The shelf registration statement was declared effective by the SEC on July 11, 2006.

On February 12, 2007, the Company entered into common stock purchase agreements with certain investors relating to a registered direct offering of an aggregate 3,333,334 shares of our common stock at $3.00 per share to the investors for gross proceeds of approximately $10 million.  The common stock was issued pursuant to a prospectus supplement filed with the SEC on February 13, 2007, in connection with a shelf takedown from our shelf registration statement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words “anticipate”, “expect”, “believe”, “plan”, “intend”, and similar expressions are intended to identify such statements. Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to those discussed herein and, in particular, the risks described in Item 1A of Part II  and throughout our Annual Report on Form 10-K for the year ended December 31, 2006. Actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We believe FavId may be effective in treating other types of B-cell NHL. Four additional Phase 2 clinical trials of FavId are ongoing. One of these clinical trials is being conducted under a separate physician-sponsored Investigational New Drug, or IND, application in the United States. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology may enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma. We have exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of March 31, 2007, we had not generated any revenues, and we had financed our operations and internal growth through private placements of our stock and warrants, equipment and leasehold debt financings, the sale of common stock in our initial public offering, or IPO, in February 2005, and a registered direct offering of common stock in February 2007. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2007, our deficit accumulated during the development stage was approximately $166.4 million. We expect to incur substantial and increasing losses for the next several years as we:

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

From inception through March 31, 2007, we incurred costs of approximately $107.9 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application, or BLA, for FavId will be an additional $48 million.   We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, initially multiple sclerosis.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 1 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Stock-Based Compensation.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” (SFAS 123 (R)).  Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  The Company adopted the provisions of SFAS 123 (R) using a modified prospective application.  Accordingly, prior periods have not been revised for comparative purposes.  The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled.  Estimated compensation for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, Accounting for Stock-Based Compensation.

Lease Obligation.  We recognize rent expense on a straight-line basis over the reasonably assured lease term.  Our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.  We include any rent escalations and rent holidays in our straight-line rent expense.  In addition, tenant improvements paid by the landlord are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the tenant improvement allowance is recorded as deferred rent and recovered ratably over the remaining term of the lease.

Capitalized Software.  Software developed for internal use, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five years.  Costs incurred until the point the project has reached development stage are expensed in accordance with Statement of Position (“SOP”) 98-1,  “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Determining when a project has reached the development stage requires the use of judgment.  Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented above relating to them.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Research and Development.    Research and development expense decreased from approximately $8.4 million during the three months ended March 31, 2006 to $8 million during the three months ended March 31, 2007. The decrease of $424,000, or 5%, was due primarily to an increase of approximately $525,000 of utilities, maintenance and depreciation expenses, deferred rent and lab supplies associated with the commercial-scale facility expansion; offset by a decrease of approximately $1 million in Phase 3 clinical trial expense related to the completion of patient enrollment into the trial in January 2006.

Marketing, General and Administrative.    Marketing, general and administrative expense increased from approximately $2.7 million during the three months ended March 31, 2006 to $2.9 million during the three months ended March 31, 2007. The increase of $211,000, or 8%, primarily reflects an increase of approximately $200,000 in compensation costs associated with additional administrative personnel and $190,000 in stock-based compensation; offset by a decrease of approximately $75,000 in outside services related to strategic marketing programs and $75,000 associated with consulting services related to a software implementation project expensed in 2006.

Interest Income Interest income increased from approximately $432,000 during the three months ended March 31, 2006 to $565,000 during the three months ended March 31, 2007. The increase of $133,000, or 31%, was primarily the result of higher average interest rates in 2007 compared to 2006.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of March 31, 2007, we had received proceeds of approximately $76.1 million, net of stock issuance costs, from the sale of preferred stock which was converted to common stock; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions and offering expenses; proceeds of approximately $45.0 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement, net of offering expenses; and proceeds of approximately $9.9 million from a registered direct offering of common stock to certain investors, net of offering expenses.

As of March 31, 2007 we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $27.3 million.  Total debt of $13.9 million was outstanding at that date.  These obligations are secured by our existing and future assets excluding intellectual property and are due in monthly installments through October 2010. They bear interest at stated rates ranging from approximately 9.34% to 12.17%.  The debt agreements subject us to certain financial and non-financial covenants. As of March 31, 2007, we were in compliance with the terms of the debt agreements.

Cash Flows

As of March 31, 2007, cash, cash equivalents and short-term investments were approximately $41.9 million as compared to $42.4 million at December 31, 2006, a decrease of approximately $522,000. The decrease resulted primarily from net cash used to fund ongoing operations partially offset by the $10 million in gross proceeds from the registered direct offering of our common stock in February 2007.

Net cash used in operating activities was approximately $9.9 million for the three months ended March 31, 2007, compared to approximately $7.9 million for the same period in 2006.  The increase of approximately $2 million is primarily due to an increase in operating expenses related to additional personnel and other expenses related to the continuing clinical development and preparation for commercialization of FavId.

Net cash provided by investing activities for the three months ended March 31, 2007 was approximately $4.4 million compared to net cash provided by investing activities of $1.8 million for the same period in 2006.  The increase of approximately $2.6 million is due to an increase of approximately $5.9 million in short-term investment maturities net of short-term investment purchases, offset by an increase of approximately $3.3 million in property and equipment purchases.

Net cash provided by financing activities for the three months ended March 31, 2007 totaled $13.4 million, reflecting primarily the gross proceeds of approximatley $ 10 million from our registered direct offering of common stock in February  2007.  Net cash provided by financing for the same period in 2006 totaled approximately $44.9 million, reflecting primarily the net proceeds of approximately $ 45 million from our private placement of common stock and warrants in March 2006.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from equipment and leasehold improvement debt financing. In addition, we may finance future cash needs through additional sales of equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash, cash equivalents and short-term investments will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of March 31, 2007, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 8 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of March 31, 2007, all of our short-term investments were  corporate notes and bonds, and our cash equivalents were held in checking accounts and money market funds.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm, as permitted by temporary rules established by the Securities and Exchange Commission that are applicable to registrants that are neither “large accelerated filers” nor “accelerated filers,” as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

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

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

* Before we can seek regulatory approval of any of our product candidates, we must successfully complete clinical trials, which are uncertain.

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 130 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We completed enrollment of patients in a pivotal double-blind, placebo controlled Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in January 2006 with 349 randomized patients. During the week of November 6, 2006, our Data Monitoring Committee completed a planned interim analysis of data from the secondary endpoint, overall response improvement, in the first 226 patients enrolled in the trial. The independent Data Monitoring Committee concluded that the interim analysis did not demonstrate a statistically significant difference between treatment and control groups in the secondary endpoint. We anticipate the final analysis of the primary endpoint of our Phase 3 clinical trial, TTP, around the end of 2007. However, we cannot guarantee when the necessary data from the trial will be available, and accordingly, we may not be able to complete final analysis of the TTP data within the projected time frame.

Four additional Phase 2 clinical trials of FavId are ongoing.  One of these clinical trials is being conducted under a separate physician-sponsored IND in the United States.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma.

We have received a Special Protocol Assessment, or SPA, from the FDA for our pivotal Phase 3 clinical trial of FavId. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. We will not be able to file a BLA for FavId until after we receive an analysis of the primary endpoint, TTP, of our ongoing pivotal Phase 3 clinical trial (assuming the TTP data is positive), which analysis is anticipated around the end of 2007, or at all. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our ongoing pivotal Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

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

Risks Related to Our Financial Results and Need for Financing

* We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We are a development stage company with a limited operating history. We have financed our operations through private placements of common stock and warrants, an initial public offering of our common stock and equipment and leasehold debt financing. We have incurred losses in each year since our inception in 2000. Net losses applicable to common stockholders were $10.5 million and $10.9 million for the three months ended March 31, 2007, and 2006, respectively.  As of March 31, 2007, we had an accumulated deficit of $166.4 million.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs, preparations to manufacture FavId on a commercial scale, and, selling, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

* We will need substantial additional funds to continue operations, which we may not be able to raise on favorable terms, or at all.

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

We believe that our cash, cash equivalents and short-term investments, which was approximately $41.9 million at March 31, 2007 and access to the Committed Equity Financing Facility, or CEFF, through Kingsbridge Capital Limited, will be sufficient to meet our projected operating requirements at least for the next 12 months.  We will need to raise additional funds in order to commercialize FavId, including the completion of the expansion and qualification of our manufacturing facility for commercial-scale production. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this prospectus. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

* Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business

Other Risks Related to Our Business and Industry

* We currently depend on single source suppliers for critical raw materials for manufacturing. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of FavId.

We currently depend on single source suppliers for critical raw materials used in the manufacture of FavId. In particular, our manufacturing process for FavId requires a foreign protein derived from shellfish that is known as keyhole limpet hemocyanin, or KLH. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, which is currently the only supplier of KLH that has submitted the required filing, known as a drug master file, to the FDA. In November 2004, we entered into an eight-year supply and license agreement with biosyn under which biosyn has agreed to supply us with KLH and we have agreed to make payments upon the achievement of certain milestones and committed to annual KLH purchase requirements during the commercialization of FavId.  Either party may terminate the supply agreement upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. If we identify another supplier of KLH of suitable quality for our purposes, we will not be able to use the supplier as a second source of KLH for the commercial manufacture of FavId unless the KLH is tested to be comparable to the existing KLH.

In addition, we depend on a single source supplier for the cell growth media we use to produce FavId. We purchase this material from Expression Systems LLC, which in turn obtains several of the components used in the cell growth media from sole suppliers. In April 2007, we executed five-year supply and non-exclusive license agreements with Expression Systems. Each agreement is renewable for one three-year period at our option. Under the terms of the agreements, we have the right to purchase raw material components from Expression Systems and manufacture the cell growth media in-house.

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

* If our manufacturing facility is damaged or destroyed, our ability to manufacture products will be significantly affected, which could delay or prevent completion of our clinical trials and commercialization of FavId or any other product candidates that we may develop.

We currently rely on the availability and condition of our manufacturing facility in San Diego to manufacture FavId. We lease the property where this facility is located under a lease agreement that expires June 30, 2025, but may be extended at our option for two additional five-year periods. After that time, we may not be able to negotiate a new lease for our facility. If our current facility or any additional facility we may construct or acquire, or our equipment in such facilities is damaged or destroyed, we will not be able to quickly or inexpensively replace our manufacturing capacity. This would significantly affect our ability to complete clinical trials of, and to manufacture and commercialize, FavId, or any other product candidates that we may develop.

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

* If we do not develop a sufficient sales and marketing force or enter into agreements with third parties to sell and market FavId, we may not be able to successfully commercialize our products, which would limit our ability to earn product revenues.

We have exclusive worldwide rights to FavId. If we are successful in obtaining BLA approval or foreign marketing approval for FavId, we will need to establish sales and marketing capabilities. In the United States, we plan to do this either by establishing our own sales force or by entering into a co-promotion arrangement with a sales and distribution partner. Outside of the United States, we plan to establish strategic collaborations for the development and marketing of FavId.

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

Our strategy may include reliance on strategic collaborations for co-promotion of FavId in the United States. In addition, we expect to rely on strategic collaborators for commercialization of FavId outside of the United States and, to an even greater extent, for worldwide development and commercialization of product candidates and programs for chronic autoimmune diseases, such as multiple sclerosis. To date, we have not entered into any agreements with third parties for any of these services.

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

* We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 31, 2007, we had 152 employees. Of these, 123 employees were in research and development comprised of 86 in manufacturing, quality control and quality assurance, 34 in research and process development, and three members of senior management.  Of the remaining employees, three were members of senior management and 26 were in marketing, general and administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth would impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we would need to:

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

* Until our initial public offering in February 2005, there was no public market for our common stock, and the price of our common stock may be volatile and could decline significantly.

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not be sustained. Our stock price has traded in the range of $7.77- $2.39 from the commencement of our IPO on February 2, 2005 to May 2, 2007.

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

* Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of March 31, 2007, our officers and directors and stockholders affiliated with our directors together beneficially held approximately 34.3% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of Registrant.(1)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”). (2)

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement. (2)

4.6	Securities Purchase Agreement dated February 12, 2007, by and among Favrille and certain investors.(3)

4.7	Warrant to purchase 250,000 shares of Common Stock dated December 19, 2006 issued to Kingsbridge Capital Limited.(4)

4.8	Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited.(4)

4.9	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.(5)

4.10	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.(5)

10.1	Employment Agreement dated May 2, 2007 between Registrant and Richard G. Ghalie, M.D. (6)

31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).

32

Certification by the Chief Executive Officer and Chief Financial Officer of Favrille, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to Favrille, Inc.’s Registration Statement on Form S-1 (File No. 333-114299), as amended, and incorporated by reference herein.
(2)	Filed as an exhibit to Favrille’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to Favrille’s Current Report on Form 8-K dated February 13, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to Favrille’s Current Report on Form 8-K dated December 20, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to Favrille’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(6)	Indicates management contract or compensatory plan.

Favrille, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2007

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)