Form 10-Q
period 2007-06-30
FAVRILLE INC
filed 2007-08-14
CIK 1285701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51134

Favrille, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0892797
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10445 Pacific Center Court, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 526-8000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒   NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of August 9, 2007 was 32,966,619.

FAVRILLE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006
Statements of Operations (Unaudited) for the three and six months ended June 30, 2007 and 2006 and the period from January 21, 2000 (inception) to June 30, 2007
Statements of Cash Flows (Unaudited) for the six months ended June 30, 2007 and 2006 and the period from January 21, 2000 (inception) to June 30, 2007
Notes to Condensed Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,577	$14,249
Short-term investments	13,433	28,160
Receivables	219	242
Prepaid expenses and other current assets	1,071	608
Total current assets	31,300	43,259
Property and equipment, net	34,057	25,071
Restricted cash	3,451	3,451
Other assets	492	508
Total assets	$69,300	$72,289
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$6,692	$6,779
Current portion of debt	5,890	4,976
Total current liabilities	12,582	11,755
Debt, less current portion	7,870	5,754
Deferred rent	14,713	10,145
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000 shares authorized at June 30, 2007 and December 31, 2006; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—

Common stock, $0.001 par value:
Authorized shares, 75,000,000 at June 30, 2007 and December 31, 2006; Issued and outstanding shares — 32,505,002 and 29,060,081 at June 30, 2007 and December 31, 2006, respectively	33	29
Additional paid-in capital	212,912	200,497
Accumulated other comprehensive loss	3	3
Deficit accumulated during the development stage	(178,813)	(155,894)
Total stockholders’ equity	34,135	44,635
Total liabilities and stockholders’ equity	$69,300	$72,289

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months ended June 30,		Six Months ended June 30,		Period from January 21, 2000 (inception) to June 30,
	2007	2006	2007	2006	2007
Operating expenses:
Research and development	$9,623	$7,462	$17,620	$15,883	$117,526
Marketing, general and administrative	2,948	2,919	5,860	5,620	35,523
Total operating expenses	12,571	10,381	23,480	21,503	153,049
Interest income	497	798	1,062	1,231	6,119
Interest expense	(314)	(213)	(501)	(379)	(3,342)
Other income (expense)	—	(29)	—	(29)	(381)
Total other income, net	183	556	561	823	2,396
Net loss	(12,388)	(9,825)	(22,919)	(20,680)	(150,653)

Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—	(28,103)

Accretion of Series C redeemable convertible preferred stock issuance costs	—	—	—	—	(57)
Net loss applicable to common stockholders	$(12,388)	$(9,825)	$(22,919)	$(20,680)	$(178,813)
Historical net loss per share:
Basic and diluted	$(0.38)	$(0.34)	$(0.73)	$(0.81)
Weighted-average shares-basic and diluted	32,435	28,709	31,598	25,598

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

			Period from
			January 21,
			2000
	Six Months ended		(inception) to
	June 30,		June 30,
	2007	2006	2007
Operating activities
Net loss	$(22,919)	$(20,680)	$(150,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,484	1,010	7,975
Stock-based compensation	2,259	1,864	11,719
Amortization of premium/discount on short-term investments	(334)	(162)	(969)
Other	64	269	215
Changes in operating assets and liabilities:
Other assets	(435)	(333)	(1,253)
Accounts payable and accrued liabilities	(317)	1,551	4,643
Deferred rent	873	693	3,636
Net cash used in operating activities	(19,325)	(15,788)	(124,687)
Investing activities
Purchases of property and equipment	(6,535)	(2,595)	(28,970)
Purchases of short-term investments	(11,337)	(32,055)	(109,211)
Maturities of short-term investments	26,400	21,848	96,751
Other assets	—	—	(70)
Restricted cash	—	(1,901)	(3,451)
Net cash provided by (used in) investing activities	8,528	(14,703)	(44,951)
Financing activities
Proceeds from debt	5,623	3,315	28,593
Payments on debt	(2,659)	(1,249)	(14,855)
Issuance of preferred stock, net	—	—	76,144
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock and warrants	10,161	45,183	95,725
Repurchase of restricted common stock	—	(6)	(42)
Net cash provided by financing activities	13,125	47,243	186,215
Net increase in cash and cash equivalents	2,328	16,752	16,577
Cash and cash equivalents at beginning of period	14,249	12,065	—
Cash and cash equivalents at end of period	$16,577	$28,817	$16,577

Supplemental schedule of non-cash investing and financing activities:
Capitalized interest recorded as property and equipment	$231	$—	$322
Accrued property and equipment acquisitions	$232	$—	$2,050
Leasehold improvements acquired under tenant improvement allowance	$3,696	$—	$11,077
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$43,678

See accompanying notes.

FAVRILLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

Stock-Based Compensation

Total stock-based compensation expense recognized for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months ended June 30,	Three Months ended June 30,	Six Months ended June 30,	Six Months ended June 30,
	2007	2006	2007	2006
Research and development	$610	$485	$1,027	$918
General and administrative	594	499	1,231	946
Stock-based compensation expense	$1,204	$984	$2,258	$1,864

The Company recorded approximately $1.2 million and $2.3 million of stock-based compensation expense in our Statement of Operations for the three and six months ended June 30, 2007.  At June 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees with standard four year vesting under the Company’s stock award plans but not yet recognized was approximately $6.3 million, net of estimated forfeitures of approximately $596,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

In the second quarter of 2007 the Company granted 778,875 performance-based stock option awards under the Favrille, Inc. Amended and Restated 2001 Equity Incentive Plan. Vesting is tied to achievement of certain milestones. For purposes of measuring compensation expense, the amount of awards ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones, as well as defined criteria for assessing achievement of the performance related milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable.

Of the performance-based stock awards granted in the second quarter of 2007, the vesting of 438,875 of the options is contingent upon multiple performance conditions as follows: 1) Options Group A: 40% of the options will vest monthly over 24 months from the completion of certain milestones related to the preparation for the commercialization of FavId and 2) Options Group B: the remaining 60% of the options will vest monthly over 24 months from the completion of certain other milestones.

The total unrecognized compensation costs related to the Options Group A at the date of grant was approximately $370,000, net of estimated forfeitures of approximately $44,000. Management has deemed the completion of the milestones to be probable. Therefore, the stock-based compensation related to Options Group A is being expensed ratably from May 2007 through January 2010. Management has determined that it cannot assess the likelihood of certain other milestones at this time. Therefore, the achievements of such milestones are not currently deemed probable. The compensation cost related to the Options Group B of approximately $621,000 will be recognized when achievement of the milestones are deemed probable.

Of the performance-based stock option awards granted in the second quarter of 2007, the 340,000 of these options will fully vest upon the FDA’s approval to market FavId. Management cannot assess the likelihood of the FDA’s approval of FavId as it is dependent upon many factors including the outcome of pivotal Phase 3 data analysis. The compensation costs related to these options of approximately $783,000 will be recognized upon achievement of the milestone.

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

	As of June 30
	(in thousands)
	2007	2006
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:

Common stock equivalents:
Stock warrants	3,372	3,122
Options to purchase common stock	4,338	2,388
Common stock subject to repurchase	58	185
	7,768	5,695

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

The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows.  At January 1, 2007, we had net deferred tax assets of $53.8 million.  The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards.  Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  We have not yet determined whether such an ownership change has occurred. However, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

Net loss	$(12,388)	$(9,825)	$(22,919)	$(20,680)
Change in unrealized gain/(loss) on short-term investments	2	(9)	—	38
Comprehensive loss	$(12,386)	$(9,834)	$(22,919)	$(20,642)

Accumulated other comprehensive gain totaled $2,737 and $2,715 at June 30, 2007 and December 31, 2006, respectively, and was attributed to unrealized gains on short-term investments.

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

4.  Subsequent Event

In accordance with our committed equity financing facility with Kingsbridge Capital Limited (Kingsbridge), on July 17, 2007 and July 23, 2007, we issued an aggregate of 462,195 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.4 million. The common stock was issued pursuant to a prospectus supplement filed with the SEC on July 24, 2007.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. We initiated a pivotal Phase 3 clinical trial of FavId in patients with follicular B-cell NHL in July 2004 and completed patient enrollment in January 2006 with 349 patients randomized into the trial. The primary endpoint for the trial is time to disease progression, or TTP. According to our Special Protocol Assessment with the Food and Drug Administration, the triggers for this analysis are either a specified number of progressions or a predetermined patient observation time. Our primary focus has been on the pre-specified number of progressions. However, as previously communicated, we have experienced a slowing in the rate of progressions over the past several months. The consequence of this is that we are now evaluating use of the other option, patient observation time, for triggering the analysis. The analysis of our primary endpoint is now projected to occur in the first half of 2008.

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

In addition, we acquired a panel of optimized anti-CD20 antibodies along with corresponding patents and an exclusive, royalty-free license to selected pending patents for commercialization of the panel from Diversa Corporation (now Verenium Corporation) in June 2007. The acquisition of these anti-CD20 antibodies is an extension of our commitment to developing next generation treatment approaches for B-cell NHL. Access to this panel may also allow us to explore the use of these products alone or in combination in therapeutic areas outside the oncology market. We are currently initiating a plan to select a preferred candidate for preclinical studies.

We have exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of June 30, 2007, we had not generated any revenues, and we had financed our operations and internal growth through the sale of our equity securities and equipment and leasehold debt financings. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2007, our deficit accumulated during the development stage was approximately $178.8 million. We expect to incur substantial and increasing losses for the next several years as we:

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

From inception through June 30, 2007, we incurred costs of approximately $117.5 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application, or BLA, for FavId by the second quarter of 2008 will be an additional $40 million.   Any delay in the analysis of the TTP data from our pivotal Phase 3 trial will cause a delay in the BLA filing date and, therefore, could increase these additional costs. We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201, preclinical research of treatments for autoimmune diseases, initially multiple sclerosis, and preclinical research of our series of optimized anti-CD20 antibodies.

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

In the second quarter of 2007 the Company granted 778,875 performance-based stock option awards under the Favrille, Inc. Amended and Restated 2001 Equity Incentive Plan. Vesting is tied to achievement of certain milestones. For purposes of measuring compensation expense, the amount of awards ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones, as well as defined criteria for assessing achievement of the performance related milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Research and Development.    Research and development expense increased from approximately $7.5 million during the three months ended June 30, 2006 to $9.6 million during the three months ended June 30, 2007. The increase of $2.1million, or 28%, was due primarily to an increase in personnel costs of approximately $635,000 which includes additional employees, temporary staff and increased stock based compensation and an increase of approximately $1.1 million in facility operating costs, rent expense and depreciation related to the facility expansion.

Marketing, General and Administrative.    Marketing, general and administrative expense was approximately $2.9 million during the three months ended June 30, 2006 and, 2007. Personnel costs increased by approximately $356,000 primarily due to additional personnel in our commercial operations organization and additional stock based compensation offset primarily by a decrease of approximately $300,000 due to consulting and outside services related to a software implementation project and strategic marketing programs expenses during 2006.

Interest Income. Interest income decreased from approximately $798,000 during the three months ended June 30, 2006 to $497,000 during the three months ended June 30, 2007. The decrease of $301,000, or 38%, was primarily the result of the reduction in the average balance of cash, cash equivalents and short-term investments from $64 million in 2006 compared to $34 million in 2007 partially offset by increased interest rates.

Interest Expense. Interest expense increased from approximately $213,000 during the three months ended June 30, 2006 to $314,000 during the three months ended June 30, 2007. The increase of $101,000 or 47% is primarily due to the $5.4 million in additional debt outstanding under our credit facility partially offset by capitalized interest of $104,000 associated with our facility expansion and software implementation projects.

Comparison of the Six Months Ended June 30, 2007 and 2006

Research and Development.    Research and development expense increased from approximately $15.9 million during the six months ended June 30, 2006 to $17.6 million during the six months ended June 30, 2007. The increase of $1.7 million, or 11%, was primarily due to an increase in personnel costs of approximately $680,000 which includes additional employees, temporary staff and increased stock based compensation and an increase of approximately $1.8 million in facility operating costs, rent expense, supplies and depreciation related to the facility expansion; offset by a decrease of approximately $1 million in Phase 3 clinical trial expense related to the completion of patient enrollment into the trial in January 2006.

Marketing, General and Administrative.    Marketing, general and administrative expense increased from approximately $5.6 million during the six months ended June 30, 2006 to $5.9 million during the six months ended June 30, 2007. The increase of $240,000, or 4%, primarily reflects an increase of approximately $825,000 in compensation costs associated with additional personnel in our commercial organization and additional stock-based compensation; offset by a decrease of approximately $650,000 in consulting and outside services related to a software implementation project and strategic marketing programs expensed in 2006.

Interest Income.  Interest income decreased from approximately $1.2 million during the six months ended June 30, 2006 to $1.1 million during the six months ended June 30, 2007. The decrease of $169,000, or 14%, was primarily the result of the reduction in the average balance of cash, cash equivalents and short-term investments from $54 million in 2006 compared to $38 million in 2007 partially offset by increased interest rates.

Interest Expense.  Interest expense increased from approximately $379,000 during the three months ended June 30, 2006 to $501,000 during the three months ended June 30, 2007. The increase of $122,000 or 32% is primarily due to the $5.4 million in additional debt outstanding under our credit facility partially offset by capitalized interest of $231,000 associated with our facility expansion and software implementation projects.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of June 30, 2007, we had received proceeds of approximately $76.1 million, net of stock issuance costs, from the sale of preferred stock which was converted to common stock; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions and offering expenses; proceeds of approximately $45 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement, net of offering expenses; and proceeds of approximately $9.9 million from a registered direct offering of common stock to certain investors, net of offering expenses. In July 2007, we received proceeds of $1.4 million from the sale of common stock to Kingsbridge under our committed equity financing facility.

As of June 30, 2007 we had financed the purchase of equipment, software and leasehold improvements through debt totaling approximately $28.6 million.  Total debt of $13.8 million was outstanding at that date.  These obligations are secured by our existing and future assets excluding intellectual property and are due in monthly installments through January 2011. They bear interest at stated rates ranging from approximately 9.34% to 12.17%.  The debt agreements subject us to certain financial and non-financial covenants. As of June 30, 2007, we were in compliance with the terms of the debt agreements.

Cash Flows

As of June 30, 2007, cash, cash equivalents and short-term investments were approximately $30 million as compared to $42.4 million at December 31, 2006, a decrease of approximately $12.4 million. The decrease resulted primarily from net cash used to fund ongoing operations partially offset by the $10 million in gross proceeds from the registered direct offering of our common stock in February 2007.

Net cash used in operating activities was approximately $19.3 million for the six months ended June 30, 2007, compared to approximately $15.8 million for the same period in 2006.  The increase of approximately $3.5 million is primarily due to an increase in operating expenses related to additional personnel and other expenses related to the continuing clinical development and preparation for commercialization of FavId.

Net cash provided by investing activities for the six months ended June 30, 2007 was approximately $8.5 million compared to net cash used in investing activities of $14.7 million for the same period in 2006.  The increase in cash provided by investing activities of approximately $23.2 million is due to an increase of approximately $25.3 million in short-term investment maturities net of short-term investment purchases, offset partially by an increase of approximately $3.9 million in property and equipment purchases.

Net cash provided by financing activities for the six months ended June 30, 2007 totaled $13.1 million, reflecting primarily the gross proceeds of approximately $10 million from our registered direct offering of common stock in February 2007.  Net cash provided by financing for the same period in 2006 totaled approximately $47.2 million, reflecting primarily the net proceeds of approximately $45 million from our private placement of common stock and warrants in March 2006.

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

As of June 30, 2007, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 8 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of June 30, 2007, all of our short-term investments were corporate notes and bonds, and our cash equivalents were held in checking accounts and money market funds.

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

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than FavId, we have only three other product development programs, which are at significantly earlier stages of development.  In June 2006, we received an allowance from the FDA for an IND for a product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma. We have ongoing preclinical studies to assess the applicability of our technology to autoimmune diseases, with an initial focus on multiple sclerosis. In June 2007, we acquired a series of optimized anti-CD20 antibodies from Diversa Corporation (now Verenium Corporation). We are currently initiating a plan to select a preferred candidate for preclinical studies. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. We cannot be certain that the clinical development of FavId or any other product candidate in preclinical testing or clinical trials will be successful, that it will receive the regulatory approvals required to commercialize it, or that any of our other research programs will yield a product candidate suitable for entry into clinical trials. If we are unable to commercialize FavId or our other product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected.

* Before we can seek regulatory approval of any of our product candidates, we must successfully complete clinical trials, which are uncertain.

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 130 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We completed enrollment of patients in a pivotal double-blind, placebo controlled Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in January 2006 with 349 randomized patients. During the week of November 6, 2006, our Data Monitoring Committee completed a planned interim analysis of data from the secondary endpoint, overall response improvement, in the first 226 patients enrolled in the trial. The independent Data Monitoring Committee concluded that the interim analysis did not demonstrate a statistically significant difference between treatment and control groups in the secondary endpoint. Analysis of time to progression, or TTP, the primary endpoint of our Phase 3 clinical trial, TTP, is currently projected to occur during the first half of 2008. However, we cannot guarantee when the necessary data from the trial will be available, and accordingly, we may not be able to complete final analysis of the TTP data within the projected time frame. According to our Special Protocol Assessment with the Food and Drug Administration, the triggers for this analysis are either a specified number of progressions or a predetermined patient observation time. Our primary focus has been on the pre-specified number of progressions. However, as previously communicated, we have experienced a slowing in the rate of progressions over the past several months. The consequence of this is that we are now evaluating use of the other option, patient observation time, for triggering the analysis.

Three additional Phase 2 clinical trials of FavId are ongoing.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma.

We have received a Special Protocol Assessment, or SPA, from the FDA for our pivotal Phase 3 clinical trial of FavId. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. We will not be able to file a BLA for FavId until after we receive an analysis of the primary endpoint, TTP, of our ongoing pivotal Phase 3 clinical trial (assuming the TTP data is positive), which analysis is anticipated during the first half of 2008, or at all. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial has commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our ongoing pivotal Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

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

We are a development stage company with a limited operating history. We have financed our operations through private placements of common stock and warrants, an initial public offering of our common stock and equipment and leasehold debt financing. We have incurred losses in each year since our inception in 2000. Net losses applicable to common stockholders were $12.4 million and $9.8 million for the three months ended June 30, 2007, and 2006, respectively, and $22.9 million and $20.7 million for the six months ended June 30, 2007 and 2006, respectively.   As of June 30, 2007, we had an accumulated deficit of $178.8 million.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs, preparations to manufacture FavId on a commercial scale, and, selling, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

*We currently have no source of revenue and may never become profitable.

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

•       manufacture commercial quantities of FavId at acceptable cost levels; and

•       successfully market and sell FavId.

We do not anticipate that we will generate revenues until 2009, at the earliest. Further, we do not expect to achieve profitability for at least several years after generating material revenues. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

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

We believe that our cash, cash equivalents and short-term investments, which was approximately $30 million at June 30, 2007 and access to the Committed Equity Financing Facility, or CEFF, through Kingsbridge Capital Limited, will be sufficient to meet our projected operating requirements through the first half of 2008. We will need to raise additional funds in order to commercialize FavId. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this prospectus. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

To that end, on June 20, 2006, we filed a shelf registration statement with the SEC on Form S-3 pursuant to which we may periodically sell up to $60 million in debt securities, common stock or warrants to purchase debt securities or common stock.  In February 2007, we sold $10 million of common stock pursuant to the shelf registration statement.  Additionally, we have entered into the CEFF pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $40.0 million of our common stock.  In July 2007, we sold 462,195 shares of common stock to Kingsbridge pursuant to the CEFF for gross proceeds totaling $1.4 million. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Additional funding may not be available to us, and, if available, may not be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. If adequate funds are not available to us, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

*Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.

In December 2006, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of 36 months, shares of our common stock for cash consideration up to an aggregate of $40.0 million, subject to specified conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 business days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition (subject to specified exceptions, including conditions or events that are reasonably expected to occur in the ordinary course of our business). If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all. In July 2007, we issued an aggregate of 462,195 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.4 million.

We are entitled, in certain circumstances, to deliver a “blackout” notice to Kingsbridge to suspend the use of this prospectus and prohibit Kingsbridge from selling shares under this prospectus for a certain period of time.  If we deliver a blackout notice in the 60 trading days following the settlement of a draw down and the volume weighted average price on the trading day immediately preceding the related blackout period is greater than the volume weighted average price on the first trading day following such blackout period, or if the registration statement of which this prospectus is a part is not effective in circumstances not permitted by our registration rights agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of a specified number of shares held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the registration statement is suspended.  If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

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

We manufacture FavId for our ongoing pivotal Phase 3 and for the planned and ongoing Phase 2 clinical trials at our facility in San Diego. We currently lease an 80,000 square foot facility in San Diego, California under a long-term lease agreement. Our pilot manufacturing facility consisted of approximately 26,000 square feet of space in the facility. Our facility was inspected and licensed by the California Department of Health Services. Our facility is subject to re-inspection at any time. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the California Department of Health Services would disrupt our manufacturing processes and prevent us from supplying FavId to patients. If an inspection by the California Department of Health Services indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

We expanded and qualified our current facility for commercial scale manufacturing in order to commercialize FavId or any other product candidates that we may develop. We completed construction to expand this facility during the second quarter of 2007 and are currently validating the expanded  facility to comply with cGMP requirements. The entire 80,000 square foot facility will be dedicated to manufacturing. We cannot assure you that we would be able to meet commercial demand for FavId in this facility. Additionally, we may require a larger production facility to meet the demand for FavId if it is approved. We would need to raise additional debt or equity capital to finance construction of the larger facility. Such financing may not be available or, if available, may not be obtained on terms favorable to us or our stockholders.

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

*If our manufacturing facility is damaged or destroyed, our ability to manufacture products will be significantly affected, which could delay or prevent completion of our clinical trials and commercialization of FavId or any other product candidates that we may develop.

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

*Our efforts to discover, develop and commercialize new product candidates beyond FavId are at an early stage and are subject to a high risk of failure.

Our strategy is focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. The process of successfully developing product candidates is very time-consuming, expensive and unpredictable. We have only recently begun to direct significant effort toward the development of product candidates in addition to FavId, such as FAV-201 for T-cell lymphoma and a preclinical product candidate for the treatment of multiple sclerosis. In addition, we acquired a series of optimized anti-CD20 antibodies in June 2007. We are currently initiating a plan to select a preferred candidate for initiating preclinical studies.

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

There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Prescription Drug and Medicare Improvement Act of 2003 was recently enacted. This legislation provides for a Medicare prescription drug benefit which began in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues. However, we expect that FavId will be administered under the supervision of a physician and, therefore, fall outside of the prescription drug legislation.

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

As of June 30, 2007, we had 156 employees. Of these, 127 employees were in research and development comprised of 91 in manufacturing, quality control and quality assurance, 31 in research and process development, and five members of senior management.  Of the remaining employees, three were members of senior management and 26 were in marketing, general and administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth would impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we would need to:

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

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not be sustained. Our stock price has traded in the range of $7.77- $2.39 from the commencement of our IPO on February 2, 2005 to August 9, 2007.

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

As of June 30, 2007, our officers and directors and stockholders affiliated with our directors together beneficially held approximately 34.4% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate of Registrant.(1)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”). (2)

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement. (2)

4.6	Securities Purchase Agreement dated February 12, 2007, by and among Favrille and certain investors.(3)

4.7	Warrant to purchase 250,000 shares of Common Stock dated December 19, 2006 issued to Kingsbridge Capital Limited.(4)

4.8	Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited.(4)

4.9	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.(5)

4.10	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.(5)

4.11	Amendment No. 1 to Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited.

31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).

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

Dated: August 14, 2007

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)