Form 10-Q/A
period 2007-06-30
FAVRILLE INC
filed 2007-10-30
CIK 1285701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quaterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No 000-51134

FAVRILLE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0892797
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10445 Pacific Center Court
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 526-8000

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

The number of shares of the Registrant’s common stock outstanding as of October 26, 2007 was 33,753,101.

FAVRILLE, INC.

EXPLANATORY NOTE

                Favrille, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the purpose of adding Part II, Item 4. Submission of Matters to a Vote of Security Holders to the Company’s Form 10-Q originally filed on August 14, 2007.  In addition, the Company is also amending Part II, Item 6. Exhibits of such Form 10-Q to include Exhibits 31.3 and 31.4, as required by the filing of this Amendment.  This Amendment, together with the Quarterly Report on Form 10-Q of the Company previously filed for the quarter ended June 30, 2007, constitutes the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2007.

PART II

Item 4.    Submission of Matters to a Vote of Security Holders

At our 2007 annual meeting of stockholders held on June 20, 2007, the stockholders were asked to vote on three items as follows:

1.    The election of three directors to hold office until the 2010 annual meeting of stockholders. The nominees for election were Michael L. Eagle, Cam L. Garner and Peter Barton Hutt. No other nominations were received in accordance with the Company’s Bylaws.

2.    The amendment of the Company’s Amended and Restated 2001 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,000,000 shares and amend the “evergreen” provision of such plan.

3.    The ratification of the selection of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 28,105,729 shares of the 32,504,629 shares of our common stock of record entitled to vote, were as follows:

1. The election of Michael L. Eagle, Cam L. Garner and Peter Barton Hutt as directors of the Company until the 2010 annual meeting of stockholders and until their successors are elected was approved as follows:

	For	Withheld
Michael L. Eagle	28,011,716	94,013

Cam L. Garner	28,014,685	91,044

Peter Barton Hutt	28,020,600	85,129

2. The amendment of the Company’s Amended and Restated 2001 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,000,000 shares and amend the “evergreen” provision of such plan was approved as follows:

For	Against	Abstain	Broker Non-Vote
19,862,422	3,754,804	162,747	4,325,756

3. The ratification of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007 was approved as follows:

For	Against	Abstain
28,068,862	32,791	4,076

2

Item 6.    Exhibits

Exhibit Number	Description of Document
3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)
3.2	Registrant’s Amended and Restated Bylaws.(7)
4.1	Form of Common Stock Certificate of Registrant.(1)
4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)
4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)
4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”).(2)
4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement.(2)
4.6	Securities Purchase Agreement dated February 12, 2007, by and among Favrille and certain investors.(3)
4.7	Warrant to purchase 250,000 shares of Common Stock dated December 19, 2006 issued to Kingsbridge Capital Limited.(4)
4.8	Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited.(4)
4.9	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.(5)
4.10	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.(5)
4.11	Amendment No. 1 to Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited.(6)
31.1	Certification, dated August 14, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.(6)
31.2	Certification, dated August 14, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.(6)
31.3	Certification, dated October 30, 2007, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification, dated October 30, 2007, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications, dated August 14, 2007, of Registrant’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.(6)

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

(6)                    Filed as an exhibit to Favrille’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

(7)                    Filed as an exhibit to Favrille’s Current Report on Form 8-K dated October 4, 2007 and incorporated herein by reference.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FAVRILLE, INC.

Date:	October 30, 2007

	By:	/s/ Tamara A. Seymour
Tamara A. Seymour
Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)