Form 10-Q
period 2007-09-30
FAVRILLE INC
filed 2007-11-14
CIK 1285701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of November 12, 2007 was 49,169,476.

FAVRILLE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006
Statements of Operations (Unaudited) for the three and nine months ended September 30, 2007 and 2006 and the period from January 21, 2000 (inception) to September 30, 2007
Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and 2006 and the period from January 21, 2000 (inception) to September 30, 2007
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

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,568	$14,249
Short-term investments	1,298	28,160
Receivables	219	242
Prepaid expenses and other current assets	873	608
Total current assets	21,958	43,259
Property and equipment, net	34,148	25,071
Restricted cash	3,451	3,451
Other assets	487	508
Total assets	$60,044	$72,289
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,964	$6,779
Current portion of debt	5,767	4,976
Total current liabilities	10,731	11,755
Debt, less current portion	7,576	5,754
Deferred rent	15,179	10,145
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000 shares authorized at September 30, 2007 and December 31, 2006; no shares issued and outstanding at September 30, 2007 and December 31,2006	—	—

Common stock, $0.001 par value:
Authorized shares, 75,000,000 at September 30, 2007 and December 31, 2006; Issued and outstanding shares — 33,753,206 and 29,060,081 at September 30, 2007 and December 31,2006, respectively	34	29
Additional paid-in capital	217,665	200,497
Accumulated other comprehensive income	—	3
Deficit accumulated during the development stage	(191,141)	(155,894)
Total stockholders’ equity	26,558	44,635
Total liabilities and stockholders’ equity	$60,044	$72,289

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months ended September 30,		Nine Months ended September 30,		Period from January 21, 2000 (inception) to September 30,
	2007	2006	2007	2006	2007
Operating expenses:
Research and development	$9,480	$7,487	$27,100	$23,370	$127,006
Marketing, general and administrative	2,938	2,605	8,798	8,226	38,461
Total operating expenses	12,418	10,092	35,898	31,596	165,467
Interest income	361	773	1,423	2,004	6,480
Interest expense	(271)	(266)	(772)	(644)	(3,613)
Other income (expense)	—	—	—	(29)	(381)
Total other income, net	90	507	651	1,331	2,486
Net loss	(12,328)	(9,585)	(35,247)	(30,265)	(162,981)

Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—	(28,103)

Accretion of Series C redeemable convertible preferred stock issuance costs	—	—	—	—	(57)
Net loss applicable to common stockholders	$(12,328)	$(9,585)	$(35,247)	$(30,265)	$(191,141)
Historical net loss per share:
Basic and diluted	$(0.37)	$(0.33)	$(1.10)	$(1.13)
Weighted-average shares-basic and diluted	32,929	28,805	32,039	26,680

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

			Period from
			January 21,
			2000
	Nine Months ended		(inception) to
	September 30,		September 30,
	2007	2006	2007
Operating activities
Net loss	$(35,247)	$(30,265)	$(162,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,361	1,534	8,852
Stock-based compensation	3,530	2,898	12,990
Amortization of premium/discount on short-term investments	(401)	(428)	(1,034)
Other	83	294	232
Changes in operating assets and liabilities:
Other assets	(237)	(635)	(1,055)
Accounts payable and accrued liabilities	(437)	1,915	4,523
Deferred rent	1,216	3,313	3,979
Net cash used in operating activities	(29,132)	(21,374)	(134,494)
Investing activities
Purchases of property and equipment	(8,983)	(8,461)	(31,418)
Purchases of short-term investments	(11,337)	(48,735)	(109,211)
Maturities of short-term investments	38,599	40,098	108,950
Other assets	—	—	(70)
Restricted cash	—	(1,901)	(3,451)
Net cash provided by (used in) investing activities	18,279	(18,999)	(35,200)
Financing activities
Proceeds from debt	6,884	4,822	29,854
Payments on debt	(4,356)	(2,103)	(16,552)
Issuance of preferred stock, net	—	—	76,144
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock and warrants	13,644	45,449	99,208
Repurchase of restricted common stock	—	(4)	(42)
Net cash provided by financing activities	16,172	48,164	189,262
Net increase in cash and cash equivalents	5,319	7,791	19,568
Cash and cash equivalents at beginning of period	14,249	12,065	—
Cash and cash equivalents at end of period	$19,568	$19,856	$19,568

Supplemental schedule of non-cash investing and financing activities:
Capitalized interest recorded as property and equipment	$336	$—	$427
Accrued property and equipment acquisitions	$(1,377)	$—	$442
Leasehold improvements acquired under tenant improvement allowance	$3,818	$—	$11,200
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$43,678

See accompanying notes.

FAVRILLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

Stock-Based Compensation

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months ended September 30,	Three Months ended September 30,	Nine Months ended September 30,	Nine Months ended September 30,
	2007	2006	2007	2006
Research and development	$670	$458	$1,698	$1,376
General and administrative	601	577	1,832	1,522
Stock-based compensation expense	$1,271	$1,035	$3,530	$2,898

The Company recorded approximately $1.3 million and $3.5 million of stock-based compensation expense in our Statement of Operations for the three and nine months ended September 30, 2007.  At September 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees with four-year vesting under the Company’s stock award plans but not yet recognized was approximately $5.3 million, net of estimated forfeitures of approximately $539,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

The Company granted employees 15,875 and 795,250 performance-based stock option awards under the Favrille, Inc. Amended and Restated 2001 Equity Incentive Plan for the three and nine months ended September 30, 2007, respectively. Vesting is tied to achievement of certain milestones. For purposes of measuring compensation expense, the amount of awards ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

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

Of the performance-based stock awards granted to employees in 2007, the vesting of the options is contingent upon multiple performance conditions as follows: 1) Options Group A: 40% of the options will vest monthly over 24 months from the completion of certain milestones related to the preparation for the commercialization of FavId and 2) Options Group B: the remaining 60% of the options will vest monthly over 24 months from the completion of certain other milestones.

The total unrecognized compensation costs related to the Options Group A at the date of grant was approximately $385,000, net of estimated forfeitures of approximately $51,000. Management has deemed the completion of the milestones to be probable. Therefore, the stock-based compensation related to Options Group A is being expensed ratably from May 2007 through October 2010. Management has determined that it cannot assess the likelihood of certain other milestones at this time. Therefore, the achievements of such milestones are not currently deemed probable. The compensation cost related to the Options Group B of approximately $655,000 will be recognized when achievement of the milestones are deemed probable.

Of the performance-based stock option awards granted in 2007, 340,000 of these options will fully vest upon the FDA’s approval to market FavId. Management cannot assess the likelihood of the FDA’s approval of FavId as it is dependent upon many factors including the outcome of pivotal Phase 3 data analysis. The compensation costs related to these options of approximately $783,000 will be recognized upon achievement of the milestone.

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

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
	As of September 30
	2007	2006
	(in thousands)
Common stock equivalents:
Stock warrants	3,372	3,122
Options to purchase common stock	3,582	2,345
Common stock subject to repurchase	35	144
	6,989	5,611

Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Net loss	$(12,328)	$(9,585)	$(35,247)	$(30,265)
Change in unrealized gain/(loss) on short-term investments	(3)	11	(3)	50
Comprehensive loss	$(12,331)	$(9,574)	$(35,250)	$(30,215)

Accumulated other comprehensive gain/(loss) totaled $(235) and $2,715 at September 30, 2007 and December 31, 2006, respectively, and was attributed to unrealized gains/(losses) on short-term investments.

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

On February 15, 2007, the Company filed a resale registration statement with the Securities and Exchange Commission (“SEC”) with respect to resale shares of common stock pursuant to the CEFF and underlying warrant. The registration statement was declared effective by the SEC on May 2, 2007.

In accordance with the CEFF, on July 17, 2007 and July 23, 2007, the Company issued an aggregate of 462,195 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.4 million. The common stock was issued pursuant to a prospectus supplement filed with the SEC on July 24, 2007.

In accordance with the CEFF, on September 17, 2007 and September 21, 2007, the Company issued an aggregate of 673,395 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.9 million. The common stock was issued pursuant to a prospectus supplement filed with the SEC on September 25, 2007.

4.  Subsequent Event

On November 2, 2007, the Company entered into definitive agreements with primarily institutional investors to sell 7,416,520 shares of its common stock and warrants to purchase up to 4,449,910 shares of its common stock for gross proceeds of approximately $21.1 million, before deducting placement agent fees and estimated offering expenses, in a “registered direct” offering. The investors purchased the shares of common stock and warrants to purchase common stock (together, a “unit”) at a price of $2.845 per unit, each unit consisting of one share and a warrant to purchase 0.6 shares of common stock. The warrants are exercisable at any time prior to November 7, 2012. The exercise price of the warrants is $2.77 per share. The common stock was issued pursuant to a prospectus supplement filed with the SEC on November 2, 2007, in connection with a takedown from our shelf registration statement.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, FavId, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. We initiated a pivotal, double-blind, placebo controlled Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in July 2004. We completed patient registration in January 2006 and randomized the last of the 349 patients in June 2006. We anticipate analysis of the primary endpoint for the trial, time to disease progression, or TTP, no later than July 2008.

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

We were incorporated in Delaware in January 2000. As of September 30, 2007, we had not generated any revenues, and we had financed our operations and internal growth through the sale of our equity securities and equipment and leasehold debt financings. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2007, our deficit accumulated during the development stage was approximately $191.1 million. We expect to incur substantial and increasing losses for the next several years as we:

•    continue to develop and prepare for the commercialization of our lead product candidate, FavId;

•    expand our research and development programs;

•    expand our current manufacturing capabilities to support commercial manufacturing of FavId; and

•    acquire or in-license oncology products that are complementary to our own.

Financial Operations Overview

Research and Development Expense. Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of FavId. We have completed enrollment in two Phase 2 clinical trials and continue to evaluate the results. We initiated our pivotal, double-blind, placebo controlled Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in July 2004. We completed patient registration in January 2006 and randomized the last of the 349 patients in June 2006. In addition, four additional Phase 2 clinical trials of FavId are ongoing.

From inception through September 30, 2007, we incurred costs of approximately $127.0 million associated with the research and development of FavId, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance FavId and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application, or BLA, for FavId by the fourth quarter of 2008 will be an additional $46 million.  Any delay in the analysis of the TTP data from our pivotal Phase 3 trial will cause a delay in the BLA filing date and, therefore, could increase these additional costs. We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201, preclinical research of treatments for autoimmune diseases, initially multiple sclerosis, and preclinical research of our series of optimized anti-CD20 antibodies.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 1of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Stock-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payments,” (SFAS 123 (R)).  Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  The Company adopted the provisions of SFAS 123 (R) using a modified prospective application.  Accordingly, prior periods have not been revised for comparative purposes.  The valuation provisions of SFAS123(R) apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled.  Estimated compensation for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, Accounting for Stock-Based Compensation.

During the nine months ended September 30, 2007, the Company granted employees 795,250 performance-based stock option awards under the Favrille, Inc. Amended and Restated 2001 Equity Incentive Plan. Vesting is tied to achievement of certain milestones. For purposes of measuring compensation expense, the amount of awards ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones, as well as defined criteria for assessing achievement of the performance related milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Research and Development.    Research and development expense increased from approximately $7.5 million during the three months ended September 30, 2006 to $9.5 million during the three months ended September 30, 2007. The increase of $2.0 million, or 27%, was due primarily to an increase of approximately $1.8 million in utilities, validation, depreciation, rent and lab supplies associated with the commercial-scale manufacturing facility expansion, $500,000 in additional salary expense, and $200,000 of increased stock-based compensation; offset by a decrease of approximately $500,000 in Phase 3 clinical trial expense related to the completion of patient enrollment into the trial in January 2006.

Marketing, General and Administrative.    Marketing, general and administrative expense increased from approximately $2.6 million during the three months ended September 30, 2006 to $2.9 million during the three months ended September 30, 2007. The increase of $300,000, or 12%, primarily reflects an increase of approximately $200,000 in compensation costs associated with additional administrative personnel, and $100,000 in consulting expense related to strategic marketing programs.

Interest Income.  Interest income decreased from approximately $770,000 during the three months ended September 30, 2006 to $360,000 during the three months ended September 30, 2007. The decrease of $410,000, or 53%, was primarily the result of the reduction in the average balance of cash, cash equivalents and short-term investments.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Research and Development.  Research and development expense increased from approximately $23.4 million during the nine months ended September 30, 2006 to $27.1 million during the nine months ended September 30, 2007. The increase of $3.7 million, or 16%, was due primarily to an increase of approximately $3.8 million in utilities, validation, depreciation, rent and lab supplies associated with the commercial-scale manufacturing facility expansion, $1 million in additional salary expense, and $300,000 of increased stock-based compensation; offset by a decrease of approximately $1.9 million in expenses associated with our pivotal Phase 3 clinical trial which completed patient enrollment in January 2006.

Marketing, General and Administrative.  Marketing, general and administrative expense increased from approximately $8.2 million during the nine months ended September 30, 2006 to $8.8 million during the nine months ended September 30, 2007. The increase of $600,000, or 7%, primarily reflects an increase of approximately $800,000 in compensation costs associated with additional commercial and administrative personnel and $300,000 of increased stock-based compensation; offset by a decrease of approximately $300,000 in outside services expense related to strategic marketing programs, and $200,000 in consulting related to our commercial software implementation project.

Interest Income.   Interest income decreased from approximately $2.0 million during the nine months ended September 30, 2006 to $1.4 million during the nine months ended September 30, 2007. The decrease of $600,000, or 30%, was primarily the result of the reduction in the average balance of cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of September 30, 2007, we had received proceeds of approximately $76.1 million, net of stock issuance costs, from the sale of preferred stock which was converted to common stock; proceeds from the sale of common stock in our IPO of approximately $39.4 million, net of underwriters’ discounts and commissions and offering expenses; proceeds of approximately $45 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement, net of offering expenses; proceeds of approximately $9.9 million from a registered direct offering of common stock to certain investors, net of offering expenses; and proceeds of $3.3 million from the sale of common stock to certain investors, in a committed equity financing facility. In November 2007, we received proceeds of approximately $20 million, net of offering expenses, from a registered direct offering of common stock and warrants to purchase common stock to certain investors.

As of September 30, 2007 we had financed the purchase of equipment, software and leasehold improvements through debt totaling approximately $29.9 million.  Total debt of $13.3 million was outstanding at that date.  These obligations are secured by our existing and future assets excluding intellectual property and are due in monthly installments through January 2011. They bear interest at stated rates ranging from approximately 9.34% to 12.17%.  The debt agreements subject us to certain financial and non-financial covenants. As of September 30, 2007, we were in compliance with the terms of the debt agreements.

Cash Flows

As of September 30, 2007, cash, cash equivalents and short-term investments were approximately $20.9 million as compared to $42.4 million at December 31, 2006, a decrease of approximately $21.5 million. The decrease resulted primarily from net cash used to fund ongoing operations partially offset by the $10 million in gross proceeds from the registered direct offering of our common stock in February 2007.

Net cash used in operating activities was approximately $29.1 million for the nine months ended September 30, 2007, compared to approximately $21.4 million for the same period in 2006.  The increase of approximately $7.7 million is primarily due to an increase in operating expenses related to additional personnel and other expenses related to the continuing clinical development and preparation for commercialization of FavId.

Net cash provided by investing activities for the nine months ended September 30, 2007 was approximately $18.3 million compared to net cash used in investing activities of $19 million for the same period in 2006.  The increase in cash provided by investing activities of approximately $37.3 million is primarily due to an increase of approximately $35.9 million in short-term investment maturities net of short-term investment purchases.

Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $16.2 million, reflecting primarily the net proceeds of approximately $9.9 million from our registered direct offering of common stock in February 2007 and $3.3 million from our committed equity financing facility sale of common stock in the third quarter of 2007.  Net cash provided by financing for the same period in 2006 totaled approximately $48.2 million, reflecting primarily the net proceeds of approximately $45 million from our private placement of common stock and warrants in March 2006.

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

As of September 30, 2007, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 8 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of September 30, 2007, all of our short-term investments were corporate notes and bonds, and our cash equivalents were held in checking accounts and money market funds.

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

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•    product recall or seizure;

•    interruption of production;

•    operating restrictions;

•    injunctions; and

•    criminal prosecution.

* We are dependent on the success of our lead product candidate, FavId, and we cannot be certain that it will be commercialized.

We have expended significant time, money and effort in the development of our lead product candidate, FavId, which is still in clinical development, has not yet received regulatory approval and may never be commercialized. In order to commercialize FavId, we will need to demonstrate to the FDA and other regulatory agencies that it satisfies rigorous standards of safety and effectiveness. We completed registration of patients in a pivotal, double-blind, placebo controlled Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in January 2006 and randomized the last of the 349 patients June 2006

We are also evaluating FavId for use in other B-cell NHL indications. However, even if we were to receive regulatory approval of FavId for the treatment of follicular B-cell NHL or the other indications we are exploring, our ability to successfully commercialize FavId could be jeopardized by the emergence of a competitive product that exhibits greater efficacy, longer duration of response or other benefits. In addition, because our initial regulatory and marketing strategy contemplates the administration of FavId to patients following treatment with Rituxan, the commercial opportunity for FavId may be limited by the degree to which oncologists continue to use Rituxan to treat indolent B-cell NHL. Furthermore, to the extent FavId fails to gain market acceptance for its initial indication, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize FavId for other indications.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of FavId involving over 130 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We completed registration of patients in a pivotal, double-blind, placebo controlled Phase 3 clinical trial of FavId for the treatment of follicular B-cell NHL in January 2006 and randomized the last of the 349 patients in June 2006. During the week of November 6, 2006, our independent Data Monitoring Board, or DMB, completed a planned interim analysis of data from the secondary endpoint, overall response improvement, in the first 226 patients enrolled in the trial. The DMB concluded that the interim analysis did not demonstrate a statistically significant difference between treatment and control groups in the secondary endpoint. On October 25, 2007, we announced that the DMB was convened to assess TTP for patients in the control group of our Phase 3 trial. The DMB assessment, which was conducted in accordance with the clinical protocol under our SPA, indicated that the control group behavior is consistent with data reported in the published literature on which we based our assumptions for trial design and statistical analysis. Based in part on the guidance provided by the DMB, we have determined April 2008 to be the appropriate time for data cutoff of the Phase 3 trial. We anticipate that the analysis of the data will be completed and made available no later than July 2008. However, we cannot guarantee when the necessary data from the trial will be available, and accordingly, we may not be able to complete final analysis of the TTP data within the projected time frame.

Moreover, we cannot guarantee that the control group behavior will ultimately be consistent with data reported in the published literature on which we based our assumptions for trial design and statistical analysis.

Four additional Phase 2 clinical trials of FavId are ongoing.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma.

We have received a Special Protocol Assessment, or SPA, from the FDA for our pivotal Phase 3 clinical trial of FavId. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. We will not be able to file a BLA for FavId until after we complete the analysis of the primary endpoint, TTP, of our ongoing pivotal Phase 3 clinical trial. We anticipate the analysis of the primary endpoint to be completed and made available no later than July 2008. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial has commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of FavId for the treatment of indolent B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of FavId based on our ongoing pivotal Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of FavId, our launch of FavId would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

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

* The development of FavId requires the continued availability of two FDA-approved drugs: GM-CSF and Rituxan.

Administration of FavId requires an adjuvant, which is a substance that is used to enhance the immune response. We use a white blood cell growth factor known as GM-CSF, which is commercially available solely from Bayer HealthCare Pharmaceuticals (formerly Berlex Laboratories, Inc.), as an adjuvant for FavId. GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians.  In February 2007, we entered into a clinical supply and study agreement with Berlex for clinical trials of FavId performed in the United States, prior to which time we relied on purchase orders to purchase GM-CSF from Berlex.  If we require GM-CSF for use in clinical trials outside the United States, or for use in other clinical trials not covered by our agreement with Berlex, we will need to rely on purchase orders for such purchases.  Our current strategy for the initial commercialization of FavId involves the administration of FavId following treatment with Rituxan. Rituxan is a passive immunotherapy for patients with NHL, which is also FDA-approved and is commercially available solely from Genentech, Inc. and Biogen Idec Inc. We currently rely on physicians to order and administer Rituxan to patients prior to the administration of FavId in our registration trial. If GM-CSF or Rituxan were to become unavailable as a result of regulatory actions, supply constraints or other reasons, our ability to continue the clinical development of FavId would be jeopardized.

Risks Related to Our Financial Results and Need for Financing

* We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We are a development stage company with a limited operating history. We have financed our operations through private placements of common stock and warrants, public offerings of our common stock and warrants to purchase our common stock, equipment and leasehold debt financing, and our Committed Equity Financing Facility, or CEFF, through Kingsbridge Capital Limited. We have incurred losses in each year since our inception in 2000. For the three and nine months ended September 30, 2007, the Company reported net losses of $12.3 million, or $0.37 per share, and $35.2 million, or $1.10 per share, respectively, compared to a net loss of $9.6 million, or $0.33 per share, and $30.3 million, or $1.13 per share, for the same periods in 2006.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs, preparations to manufacture FavId on a commercial scale, and selling, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

* We currently have no source of revenue and may never become profitable.

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

We believe that our cash, cash equivalents and short-term investments, which were approximately $20.9 million at September 30, 2007 and the proceeds of $20 million, net of expenses, from the sale of common stock and warrants in a registered direct offering in November 2007, will be sufficient to meet our projected operating requirements through the middle of 2008. We will need to raise additional funds in order to commercialize FavId, including completion of clinical development-related and regulatory activities necessary for completion of a BLA submission for FavId. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in these risk factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future capital requirements or the adequacy of our available funds will depend on many factors, including, but not limited to:

•      the results of our ongoing pivotal Phase 3 clinical trial of FavId;

•      magnitude and cost of our product development efforts and other research and development activities;

•      rate of progress toward obtaining regulatory approval for FavId and our other product candidates;

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

To that end, on June 20, 2006, we filed a shelf registration statement with the SEC on Form S-3 pursuant to which we may periodically sell up to $60 million in debt securities, common stock or warrants to purchase debt securities or common stock.  In February 2007, we sold $10 million of common stock and in November 2007, we sold $21 million of common stock and warrants pursuant to the shelf registration statement.  Additionally, we have entered into the CEFF pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $40.0 million of our common stock.   In July 2007, we sold 462,195 shares of common stock to Kingsbridge pursuant to the CEFF for gross proceeds totaling $1.4 million. In September 2007, we issued an aggregate of 673,395 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.9 million.   We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Additional funding may not be available to us, and, if available, may not be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. If adequate funds are not available to us, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

* Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.

In December 2006, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of 36 months, shares of our common stock for cash consideration up to an aggregate of $40.0 million, subject to specified conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 business days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition (subject to specified exceptions, including conditions or events that are reasonably expected to occur in the ordinary course of our business). If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all. In July 2007, we issued an aggregate of 462,195 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.4 million.   In September 2007, we issued an aggregate of 673,395 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.9 million.

We are entitled, in certain circumstances, to deliver a “blackout” notice to Kingsbridge to suspend the use of the prospectus included in the resale registration statement and prohibit Kingsbridge from selling shares under such prospectus for a certain period of time.  If we deliver a blackout notice in the 60 trading days following the settlement of a draw down and the volume weighted average price on the trading day immediately preceding the related blackout period is greater than the volume weighted average price on the first trading day following such blackout period, or if such registration statement is not effective in circumstances not permitted by our registration rights agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of a specified number of shares held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the registration statement is suspended.  If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

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

* Before we can obtain marketing approval for or commercially distribute FavId, we must have a commercial-scale facility for the manufacture of FavId. In addition, the FDA and the California Department of Health Services must find our manufacturing facility and process satisfactory.

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

We currently rely on the availability and condition of our manufacturing facility in San Diego to manufacture FavId. We lease the property where this facility is located under a lease agreement that expires June 30, 2025, but may be extended at our option for two additional five-year periods. After that time, we may not be able to negotiate a new lease for our facility. If our current facility or any additional facility we may construct or acquire, or our equipment in such facilities, is damaged or destroyed, we will not be able to quickly or inexpensively replace our manufacturing capacity. This would significantly affect our ability to complete clinical trials of, and to manufacture and commercialize, FavId, or any other product candidates that we may develop.

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

* If we are unable to establish or manage strategic collaborations in the future, our revenue and product development may be limited.

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

* Our efforts to discover, develop and commercialize new product candidates beyond FavId are at an early stage and are subject to a high risk of failure.

Our strategy is focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. The process of successfully developing product candidates is very time-consuming, expensive and unpredictable. We have only recently begun to direct significant effort toward the development of product candidates in addition to FavId, such as FAV-201 for T-cell lymphoma and a preclinical product candidate for the treatment of multiple sclerosis. In addition, we acquired a series of optimized anti-CD20 antibodies in June 2007. We are currently initiating a plan to select a preferred candidate for initiating preclinical studies. Development of these product candidates will depend substantially upon the availability of funding for our research and development programs.

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

Several companies are engaged in the development and commercialization of passive immunotherapy products for the treatment of B-cell NHL that may compete with FavId. Genentech and Biogen Idec are co-marketing Rituxan for the treatment of relapsed or refractory, indolent B-cell NHL. Cell Therapeutics, Inc. is marketing Zevalin, a passive radioimmunotherapy product. GlaxoSmithKline plc currently markets Bexxar, a passive radioimmunotherapy product.

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

* We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

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

As of September 30, 2007, we had 158 employees. Of these, 129 employees were in research and development comprised of 92 in manufacturing, quality control and quality assurance, 32 in research and process development, and five members of senior management.  Of the remaining employees, three were members of senior management and 26 were in marketing, general and administration. We will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize FavId, FAV-201, or any other product candidates that we may develop. Future growth would impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees. Our ability to commercialize FavId, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we would need to:

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

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not be sustained. Our stock price has traded in the range of $7.77- $2.19 from the commencement of our IPO on February 2, 2005 to November 9, 2007.

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

As of November 9, 2007, our officers and directors and stockholders affiliated with our directors together beneficially held approximately 34.9% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

* We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules related to corporate governance and other matters subsequently adopted by the SEC and the Nasdaq Global Market, could result in increased costs to us. The new rules and any related regulations that may be proposed in the future could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

On February 15, 2007, the Company filed a resale registration statement with the Securities and Exchange Commission (“SEC”) with respect to resale shares of common stock pursuant to the CEFF. The registration statement was declared effective by the SEC on May 2, 2007.

In accordance with the CEFF, on July 17, 2007 and July 23, 2007, the Company issued an aggregate of 462,195 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.4 million. The common stock was issued pursuant to a prospectus supplement filed with the SEC on July 24, 2007.

In accordance with the CEFF, on September 17, 2007 and September 21, 2007, the Company issued an aggregate of 673,395 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.9 million. The common stock was issued pursuant to a prospectus supplement filed with the SEC on September 25, 2007.

Item 6.  Exhibits.

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(7)

4.1	Form of Common Stock Certificate of Registrant.(1)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”). (2)

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement. (2)

4.6	Securities Purchase Agreement dated February 12, 2007, by and among Favrille and certain investors.(3)

4.7	Warrant to purchase 250,000 shares of Common Stock dated December 19, 2006 issued to Kingsbridge Capital Limited.(4)

4.8	Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited.(4)

4.9	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.(5)

4.10	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.(5)

4.11	Amendment No. 1 to Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited.(6)

4.12	Form of Warrant issued to investors in November 2007 registered direct offering. (8)

31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).

32

Certification by the Chief Executive Officer and Chief Financial Officer of Favrille, Inc., as required by Rule13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to Favrille, Inc.’s Registration Statement on Form S-1 (File No. 333-114299), as amended, and incorporated by reference herein.
(2)	Filed as an exhibit to Favrille’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to Favrille’s Current Report on Form 8-K dated February 13, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Favrille’s Current Report on Form 8-K dated December 20, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to Favrille’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(6)	Filed as an exhibit to Favrille’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(7)	Filed as an exhibit to Favrille’s Current Report on Form 8-K dated October 4, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to Favrille’s Current Report on Form 8-K dated November 2, 2007 and incorporated herein by reference.

Favrille, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)