Form 10-Q/A
period 2007-09-30
FAVRILLE INC
filed 2008-01-17
CIK 1285701

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

YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of January 10, 2008 was 41,168,432.

FAVRILLE, INC.

EXPLANATORY NOTE

The cover page of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed by Favrille, Inc. (the “Company”) with the Securities and Exchange Commission on November 14, 2007 inadvertently stated an incorrect number of outstanding shares of the Company’s common stock. Specifically, the number as of November 12, 2007 was 41,169,476, and not 49,169,476. This Amendment, together with the Quarterly Report on Form 10-Q of the Company previously filed for the quarter ended September 30, 2007, constitutes the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2007.

Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended. Additionally, this Amendment on Form 10-Q/A does not purport to provide an update for or a discussion of any developments subsequent to the filing of the original Form 10-Q.

PART II

Item 6.  Exhibits.

Part II, Item 6. Exhibits of such Form 10-Q is hereby amended to include the exhibits listed on the accompanying index to exhibits, as required by the filing of this Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FAVRILLE, INC.

Date:	January 17, 2008

		By:	/s/ Tamara A. Seymour
Tamara A. Seymour
Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.3	Certification, dated January 17, 2008, of Registrant’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification, dated January 17, 2008, of Registrant’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.