Form 10-K
period 2007-12-31
FAVRILLE INC
filed 2008-02-29
CIK 1285701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(858) 526-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

                The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on The Nasdaq Global Market on June 30, 2007 was $83,794,859.   For purposes of determining this amount, Registrant has defined affiliates to include (a) the executive officers and directors of the Registrant on June 30, 2007 (b) stockholders affiliated with our directors and (c) each stockholder that had informed Registrant by June 30, 2007 that it was the beneficial owner of 10% or more of the outstanding common stock of the Registrant.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 25, 2008, there were 41,168,432 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FAVRILLE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

PART  I

Item 1.                    Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, Specifid™ (mitumprotimut-T, formerly FavId®), is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL.

Lymphoma is the sixth most common cancer in the U.S. Despite a wide range of treatment options, follicular lymphoma remains a significant unmet medical need. Follicular lymphoma is the most common form of the indolent, or low-grade, disease. Rituxan® is the current standard of care for indolent B-cell NHL, with sales that exceeded $2 billion for all indications in the U.S. in 2007. Despite the widespread use of Rituxan, it is not a cure, and patients eventually experience relapse, also known as disease progression.

In July 2004, we initiated a randomized, placebo-controlled, double-blind, Phase 3 registration trial of Specifid following treatment with Rituxan in patients with follicular B-cell NHL who are treatment-naïve or relapsed from or refractory to prior therapies. We completed enrollment in January 2006 with 349 patients randomized into the trial. Our Phase 3 trial is designed to evaluate Specifid’s ability to extend a patient’s time to disease progression, or TTP, beyond what is achieved with Rituxan alone. We have established a data cutoff date of April 2008 and anticipate that the analysis of the primary endpoint, TTP, in the trial will be completed and made available no later than July 2008. The Phase 3 trial was performed under a Special Protocol Assessment, or SPA, granted by the U.S. Food and Drug Administration, or FDA, in May 2004. In January 2006, we announced that Specifid was also granted Fast Track designation from the FDA.

In addition to our Phase 3 registration trial, Specifid has been evaluated in several multi-center, open-label Phase 2 clinical trials involving more than 200 patients. Four-year follow-up data from our 89-patient Phase 2 clinical trial of Specifid following treatment with Rituxan suggest that the administration of Specifid following Rituxan may extend TTP in patients with follicular B-cell NHL compared to historical data of patients on Rituxan alone.

We believe that our proprietary technology will enable us to manufacture Specifid in a timely and cost-effective manner and will therefore allow us to offer a treatment option not currently available to physicians and patients.

We believe Specifid may also be effective in treating other types of B-cell NHL. In addition to the Phase 3 registration trial and the 89-patient Phase 2 trial, four additional Phase 2 clinical trials of Specifid are ongoing. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology may enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases. In June 2006, we received an allowance from the FDA for an Investigational New Drug, or IND, for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma.

In addition, we acquired a panel of optimized anti-CD20 antibodies along with an exclusive, royalty-free license to issued and selected pending patents for commercialization of the panel from Diversa Corporation (now Verenium Corporation) in June 2007.

The acquisition of these anti-CD20 antibodies is an extension of our commitment to developing next-generation treatment approaches for B-cell NHL. Access to this panel may also allow us to explore the use of these products alone or in combination in therapeutic areas outside the oncology market. We are currently developing a plan to select a preferred candidate for preclinical studies.

We have exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000.

The Immune System

The immune system is the body’s major defense against foreign pathogens, such as viruses and bacteria. The principal cells that make up the immune system are termed white blood cells. A subset of white blood cells, known as lymphocytes, is essential in generating an effective immune response to disease-causing agents. Lymphocytes consist primarily of B-cells and T-cells, which normally recognize and respond to antigens found within proteins derived from foreign pathogens. The B-cell receptor that recognizes an antigen is called an antibody. Once B-cells recognize antigens, they initiate a sequence of events that results in the immune system’s production of large amounts of antibodies specific to that antigen. These antibodies then circulate throughout the body and bind to their target antigen, thereby flagging pathogens for destruction. This type of immune response is known as the antibody-based, or humoral, immune response.

T-cells are responsible for carrying out what is known as the cell-mediated immune response. T-cell receptors recognize antigens presented on the surface of other cells. When a T-cell recognizes its target, it responds in one of two ways: either it destroys the target directly, or it produces a variety of proteins that cause the growth and activation of itself and other T-cells and B-cells, which can then destroy the target.

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

The immune system is generally very effective in destroying pathogens – viruses, bacteria, or other foreign microorganisms that it recognizes as foreign. For this reason, a properly functioning immune system is highly regulated to ensure that its destructive power is not directed against normal tissue. If this regulation breaks down, an immune response may be generated against normal tissue, which can lead to autoimmune diseases, such as multiple sclerosis, rheumatoid arthritis and lupus. In the case of cancer, this strict regulation of the immune system may prevent an effective immune response from being mounted because of the body’s inability to distinguish the cancer as foreign. Researchers believe that teaching the immune system to recognize the proteins associated with cancer cells as foreign will enable the immune system to identify and eliminate cancers, such as lymphoma.

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

Active immunotherapy teaches the patient’s own immune system to recognize and fight cancer. Active immunotherapy is designed to program the immune system to generate a sustained and robust humoral (B-cell) and cell-mediated (T-cell) immune response. Idiotype immunotherapy, including our product candidate, Specifid, for the treatment of B-cell NHL, is an example of active immunotherapy. In the case of B-cell NHL, the antibody protein made by a person’s B-cell NHL is used as a target for immune attack. The unique antigens in this antibody protein are referred to as the idiotype. The immune system can differentiate between lymphoma cells and normal B-cells based on their idiotype. As a result, following successful idiotype immunotherapy, a patient’s immune response is specific to their B-cell lymphoma.

Development of Active Idiotype Immunotherapy

Active idiotype immunotherapy has been studied in patients with B-cell NHL since the late 1980s and has shown substantial promise in clinical trials. Trials conducted at the Stanford University Medical Center and the National Cancer Institute, or NCI, evaluated the use of active idiotype immunotherapy in treating patients with indolent B-cell NHL. The results suggest that active idiotype immunotherapy significantly increases the duration of response in patients previously placed into remission with chemotherapy. Remission is defined as at least a 50% reduction in tumor burden. The immunotherapy administered in both the Stanford and NCI trials was similar to Specifid in that it involved the combination of an idiotype protein derived from a patient’s tumor with a foreign protein, keyhole limpet hemocyanin, or KLH. KLH is a protein derived from a shellfish that elicits a strong immune response.

In the Stanford trial, 21 of 41 patients treated with idiotype immunotherapy mounted an immune response to their idiotype protein. The median TTP in these patients was calculated to be 7.9 years, compared to a median TTP of 1.3 years for the patients who failed to mount an immune response. For purposes of this trial, TTP was defined as the interval between the date of last dose of chemotherapy and the recurrence of disease. The median TTP for the responding patients was calculated based on available data using a statistical method known as a Kaplan-Meier analysis, which allows for the estimation of a median time when not all of the patients have reached the event being measured at the time of analysis. The results from this trial were published in the medical journal Blood in May 1997.

In an attempt to increase the idiotype-specific immune response, the NCI trial supplemented the idiotype immunotherapy with granulocyte macrophage colony stimulating factor, or GM-CSF, a white blood cell growth factor designed to enhance the immune response. Lymphoma-specific immune responses were reported for 19 of the 20 patients in the trial, and the most recent update from this trial in December 2005 indicates that with a median follow-up time of 9.2 years, 45% of patients remain in continuous complete remission with an overall survival rate of 90%. The trial also showed that the immunotherapy converted eight of 11 patients tested to a molecular remission, which means no evidence of tumor could be seen even at the more sensitive level of DNA detection. The preliminary results from the NCI trial were published in the medical journal Nature Medicine in October 1999, and the most recent update from this trial was published in Blood in November 2003.

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

Our Solution for the Commercial Production of Active Idiotype Immunotherapy

We have developed a proprietary technology that we believe enables us to overcome historical limitations to the manufacturing and commercialization of active idiotype immunotherapies. Our technology utilizes an insect-cell virus that carries genetic information that is identical to a patient’s lymphoma. By introducing this virus into an insect cell line, we can produce sufficient quantities of idiotype protein for our immunotherapy. We believe our manufacturing process has the following benefits:

• Rapid Production Cycle. Our unique and proprietary manufacturing process allows for the manufacture of Specifid for delivery to patients in as few as eight weeks. We believe our production cycle time is a number of months shorter than previously reported cycle times for manufacturing idiotype immunotherapies for B-cell NHL. Our production timeline allows us to administer Specifid at what we believe is the optimal time following treatment with Rituxan.

• Reliable Manufacturing. Our underlying production method for each patient will not change regardless of the number of units of Specifid produced. This small-scale unit operation is easily replicated to produce multiple patient therapies simultaneously without the risks associated with traditional scale-up for commercial production.

• Automation. This small-scale unit operation is amenable to automation. The time required to identify the genetic information used to construct the insect-cell expression vector has been reduced by technological advances, including automation, some of which are the result of the Human Genome Project. We believe that many other steps in the production of Specifid can be automated.

Our production process requires standardized small volumes, is readily reproducible and requires limited production time. As a result, we believe our cost of production can allow for a commercially viable product with gross margins similar to those seen for other biopharmaceuticals and enable physicians to use Specifid in concert with all existing standards of care for indolent B-cell NHL, including Rituxan.

Our Development Programs

The chart below summarizes the status of ongoing, recently completed and currently planned clinical and preclinical development programs. We have retained exclusive worldwide commercialization rights to all of our product candidates.

Product	Indication	Patient Population	Status
Specifid
Following Rituxan	Follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients(1)	Phase 3 trial enrollment complete: analysis of primary endpoint, TTP, anticipated no later than July 2008

Following Rituxan	Follicular B-cell NHL	Treatment-naïve or relapsed/refractory patients	Phase 2 trial enrollment complete: patients in long-term follow-up

Single agent	Indolent B-cell NHL	Relapsed/refractory patients	Phase 2 trial enrollment complete: patients in long-term follow-up

Following autologous stem cell transplant	Indolent B-cell NHL	Patients eligible for autologous stem cell transplant	Phase 2 trial enrollment complete(2)

With maintenance Rituxan	Follicular B-cell NHL	Treatment-naïve patients	Phase 2 trial enrolling patients

Single agent	Indolent B-cell NHL	Treatment-naïve or relapsed/refractory patients	Phase 2 trial enrolling patients

Following prior therapy	Follicular B-cell NHL	Patients who progressed in our Phase 3 trial without receiving Specifid	Phase 2 trial enrolling patients

FAV-201	Cutaneous T-cell lymphoma	Previously treated patients	IND

Anti-CD20 Antibodies	Not applicable	Not applicable	Preclinical development

(1)          Patients are considered relapsed if their lymphoma has returned after a response to prior therapy. Patients are considered refractory if they have not responded to prior treatments.

(2)          This trial is physician-sponsored, which means that a physician, rather than Favrille, is responsible for managing the conduct of the trial and the resulting data. We provided Specifid at our own expense for use in this physician-sponsored trial.

Specifid for B-Cell NHL

Overview

Our lead product candidate, Specifid (mitumprotimut-T, formerly FavId), is an active immunotherapy that is based upon unique genetic information extracted from a patient’s tumor. We initiated a Phase 3 registration trial evaluating Specifid in treatment-naïve or relapsed or refractory follicular B-cell NHL patients following treatment with Rituxan in July 2004 and completed patient enrollment in January 2006. Follicular lymphoma accounts for the majority of all indolent B-cell NHL cases. In addition to our Phase 3 registration trial, Specifid has been evaluated in several multi-center, open-label Phase 2 clinical trials of Specifid involving more than 200 indolent B-cell NHL patients. We also have Phase 2 clinical trials of Specifid ongoing in other B-cell NHL indications. One of these clinical trials was conducted under a separate physician-sponsored IND in the U.S. We have exclusive worldwide commercialization rights to Specifid.

Market Opportunity

NHL is the sixth most common form of cancer in the U.S. The American Cancer Society estimates that 63,190 people were diagnosed with NHL in the U.S. in 2007, and the NCI has most recently estimated that approximately 332,000 patients suffer from this disease. B-cell NHL is a cancer of B-cell lymphocytes, the body’s white blood cells principally responsible for fighting disease. In adults, approximately 85% of NHL cases are of B-cell origin. Approximately 45-50% of these patients have the indolent form of the disease. Although indolent B-cell NHL is slow-growing, it is incurable with existing therapies and inevitably fatal. The median survival time for patients diagnosed with advanced stages of indolent B-cell NHL is estimated to be between seven and 10 years.

Current Treatments

Overview. B-cell NHL is composed of a diverse group of malignancies with varying patterns of behavior and responses to treatment. Both the prognosis for patients with this disease, and the treatment that they are likely to receive, depend on the histologic type and stage. B-cell NHL is commonly divided into two groups: indolent NHL and aggressive NHL. Patients diagnosed with indolent B-cell NHL have a relatively good prognosis, with a median survival time between seven and 10 years. Early-stage indolent B-cell NHL can be effectively treated and often cured with radiation therapy alone. However the vast majority of indolent B-cell NHL patients are diagnosed with advanced-stage disease. Patients with advanced-stage indolent B-cell NHL are not considered curable but generally respond to treatment with a remission. These remissions are generally temporary, however, and patients require additional treatments when their disease relapses. Aggressive B-cell NHL is rapidly fatal without treatment. Only 50% of these patients can be cured with chemotherapy alone or with combinations of chemotherapy and Rituxan. The vast majority of relapses occur in the first two years following frontline therapy.

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

Passive Immunotherapy. Several passive immunotherapy products have been approved for the treatment of B-cell NHL, including Rituxan, Zevalin® and Bexxar®. Rituxan, a monoclonal antibody, is the leading passive immunotherapy approved for the treatment of B-cell NHL and is being used for both indolent and aggressive B-cell NHL. Standard treatment with Rituxan alone involves four weekly intravenous infusions over a 22-day period. Rituxan is considered to be significantly less toxic to the bone marrow than chemotherapy. Unfortunately, as with patients with indolent B-cell NHL who receive chemotherapy, patients treated with Rituxan eventually relapse. Several clinical trials have suggested that additional doses of Rituxan as a maintenance therapy can improve the time before patients with follicular B-cell NHL relapse. In addition, combinations of Rituxan and chemotherapeutic or immunostimulatory drugs at various doses and schedules may provide patients with an increase in TTP over that expected with Rituxan alone. Rituxan can induce remission in approximately 50% of patients with relapsed indolent B-cell NHL and, when used in combination with chemotherapy, in approximately 80% of patients with follicular B-cell NHL. In these responding patients, the remission lasts approximately one to three years. When administered with chemotherapy to patients with aggressive B-cell NHL, Rituxan can increase the TTP and the cure rate.

Rituxan used either alone or in combination with another therapy is the current standard of care for the treatment of B-cell NHL patients. Rituxan is also approved for treatment of rheumatoid arthritis. Sales of Rituxan for all indications have grown from $162 million in 1998 to more than $2 billion in 2007. Our clinical registration strategy involves the administration of Specifid to the group of patients who would receive Rituxan; that is, combining active and passive immunotherapies. Since Rituxan is the current standard of care, we believe this approach of Specifid used in combination with Rituxan treatment will allow the largest number of patients with B-cell NHL to benefit.

Clinical Development

Phase 3 Clinical Registration Trial – Specifid Following Rituxan. We initiated a Phase 3 clinical trial of Specifid following Rituxan induction therapy in patients with follicular B-cell NHL in July 2004 and completed enrollment in January 2006 with 349 patients randomized into the trial. The randomized, double-blind, placebo-controlled trial is being conducted at 67 oncology centers and more than 100 sites across the U.S. Approximately 80% of the patients enrolled are treatment-naïve, with the remainder either relapsed from or refractory to prior therapies. The primary endpoint of the trial is TTP, which in this protocol is defined as the time that elapses between randomization and disease progression.

We obtain tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s Specifid. In addition, a CT scan is conducted in order to measure tumor burden before Rituxan treatment. Each patient then receives the standard four doses of Rituxan alone at one-week intervals while the patient’s Specifid is being manufactured. Five weeks after the last dose of Rituxan is administered, the patient is re-evaluated and a CT scan is conducted to assess the patient’s response to Rituxan. A patient whose disease remains stable or improves following treatment with Rituxan is randomized to receive either Specifid with GM-CSF or placebo with GM-CSF. During the induction phase, randomized patients receive monthly injections of Specifid or placebo for six months. If a patient’s lymphoma remains under control after the induction phase, the patient receives maintenance injections of Specifid or placebo given every other month for a year and then every third month until the time of disease progression. Throughout the trial, patients receive CT scans every three months for the first two years and every six months thereafter to determine whether their lymphoma is under control. During the trial, patients do not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial terminates.

We presented the results of an interim analysis of a secondary endpoint, response rate improvement, in our Phase 3 clinical trial of Specifid at the American Society of Hematology, or ASH, Annual Meeting in December 2006. While an independent Data Monitoring Board, or DMB, concluded that the interim analysis did not demonstrate a statistically significant difference between treatment and control groups for the secondary endpoint, we were encouraged by the high rate of complete remissions in the blinded data, which we believe indicates that we have enrolled an appropriate population for an assessment of our primary endpoint, TTP.

In October 2007 the independent DMB conducted an administrative analysis of the unblinded control arm in agreement with the FDA and under an SPA amendment. The objective of this analysis, which was conducted according to the trial protocol, was to assess the behavior of disease progression in the control arm and determine the duration of follow-up needed prior to unblinding the trial. The outcome of this DMB analysis suggested that the control arm was acting according to the assumptions we used in designing the trial. Based in part on this information, we have determined April 2008 to be the appropriate time for data cutoff of the Phase 3 trial. Analysis of the primary endpoint, time to disease progression, is expected to be completed and made available no later than July 2008.

We have a Special Protocol Assessment, or SPA, from the FDA for our Phase 3 clinical trial. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 registration trial and provided comments regarding the trial’s adequacy to form the basis for approval of a Biologics Licensing Application, or BLA, if the trial is successful in meeting its predetermined objectives. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial has commenced.

In January 2006 we announced that we received Fast Track designation from the FDA for Specifid. Fast Track designation is granted for a new drug that is intended to treat a serious or life-threatening condition and demonstrates the potential to address an unmet medical need and as a result is eligible for priority review by the FDA. This action by the FDA has the potential to save Favrille valuable time in the regulatory approval process and serves as an acknowledgement of the potential for Specifid in the treatment of follicular B-cell NHL.

Phase 2 Clinical Trial – Specifid Following Rituxan. We initiated a Phase 2 clinical trial of Specifid in patients with follicular B-cell NHL who were candidates for Rituxan therapy in June 2002. Initially, this trial was limited to relapsed or refractory patients who had previously undergone treatment with Rituxan, chemotherapy or both. In April 2003, we expanded the entry criteria for this trial to include patients with no prior treatment for their lymphoma. The open-label Phase 2 trial was conducted at 20 sites. Enrollment in this trial was completed in December 2003. A total of 103 patients were enrolled in the trial, of which 89 evaluable patients had stable disease or a better response to Rituxan and received Specifid, including 54 who were relapsed from or refractory to prior treatments and 35 who were treatment-naïve.

We obtained tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s Specifid. In addition, a CT scan was conducted in order to measure tumor burden before Rituxan treatment. Each patient then received four doses of Rituxan alone at one-week intervals while the patient’s Specifid was being manufactured. Approximately eight weeks after the last dose of Rituxan, the patient was re-evaluated and a CT scan was conducted to assess the patient’s response to Rituxan. Patients whose disease remained stable or improved following Rituxan treatment received monthly injections of Specifid and GM-CSF for six months. If a patient remains progression free after this induction period, the patient continues to receive maintenance injections of Specifid given every other month for a year and then every third month until the time of disease progression. Throughout the trial, patients receive CT scans every three months to determine whether their lymphoma is under control. During the trial, patients do not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial terminates.

Long-term follow-up data from this Phase 2 trial were reported at the ASH Annual Meeting in December 2007. Dr. Omer Koc of the Cleveland Clinic and co-primary investigator in the trial reported that the administration of Specifid following Rituxan induction therapy appears to extend TTP compared to historical data in patients with follicular B-cell NHL. In particular, 40% of the treatment-naive patients in the trial (n=35) remain progression-free at four years, compared to the published literature, which shows that approximately 20% of patients treated with Rituxan alone were progression-free at three years. Most adverse events reported were of low grade, the most common of which was injection site reaction.

The positive interim results found in this Phase 2 clinical trial do not guarantee final results, and our positive assessment of Specifid in this clinical trial could differ from our assessment of Specifid following completion of this trial or the pending Phase 3 clinical trial. We believe an analysis of the characteristics of those patients in our trial whose disease relapsed compared to those whose disease had not allowed us to optimize the design of our Phase 3 registration trial.

Phase 2 Clinical Trial – Specifid as a Single Therapeutic Agent in Relapsed or Refractory NHL Patients. In September 2002, we completed enrollment of a Phase 2 clinical trial evaluating Specifid as a single therapeutic agent in indolent B-cell NHL patients who were either relapsed from, or refractory to, prior treatments. The trial was conducted at multiple sites and was designed to determine whether use of Specifid alone could stimulate an immune response and whether this response would result in a clinical benefit. We obtained tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s Specifid. In addition, a CT scan was conducted in order to measure tumor burden before Specifid treatment. Each patient received monthly injections of Specifid and GM-CSF for six months. If a patient’s lymphoma remains under control after the induction period, the patient receives maintenance injections of Specifid given every other month for a year and then every third month until TTP. Throughout the trial, patients receive CT scans every three months to determine whether their lymphoma is under control. During the trial, patients do not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial terminates.

Results from the single agent trial, published in the July 2006 issue of the Journal of Clinical Oncology, showed that Specifid as a single agent is active and well tolerated in previously treated and relapsed patients with indolent B-cell NHL. The most common adverse events reported were mild to moderate injection site reactions. The median TTP for the 31 evaluable patients was 13.5 months.

These results are encouraging compared to results from similar patients treated with other lymphoma biologic therapies. In a clinical trial conducted by Witzig and reported in the May 2002 issue of the Journal of Clinical Oncology, patients with follicular NHL treated with Rituxan alone had a median TTP of 10.2 months. In addition, patients with follicular NHL treated with Zevalin had a median TTP of 12.6 months. Similarly, in a trial conducted by McLaughlin and reported in the August 1998 issue of the Journal of Clinical Oncology, patients treated with Rituxan alone had a TTP of 9.0 months.

	Single Agent Specifid	Witzig Rituxan	McLaughlin Rituxan	Witzig Zevalin
Patients	31	58	166	55
TTP (months)	13.5	10.2	9.0	12.6

This clinical trial demonstrated that Specifid as a single agent is well tolerated and has activity in pretreated patients with relapsed indolent B-cell NHL. Patients with two or fewer prior therapies and with tumor burdens of less than 50 square centimeters at initiation of the trial appeared more likely to respond to administration of Specifid than more heavily pretreated patients or patients with larger tumors.

Phase 2 Clinical Trial – Specifid Following Autologous Stem Cell Transplantation. Patient enrollment for a physician-sponsored Phase 2 clinical trial evaluating Specifid following high-dose chemotherapy and autologous stem cell transplantation in patients with B-cell lymphoma began in November 2000. Autologous stem cell transplantation involves removing vital blood cells from a patient before administering large doses of chemotherapy. After chemotherapy, the blood cells are returned to the patient to speed recovery from the chemotherapy treatment. This trial, now closed to patient enrollment, was conducted at two sites.

This trial is designed to evaluate the ability of Specifid to induce humoral and cell-mediated immune responses, and to induce or maintain complete clinical or molecular remission, following autologous stem cell transplantation. In addition, the trial is evaluating the correlation of specific T-cell populations with immune responsiveness to Specifid, as well as the safety of Specifid following autologous stem cell transplantation. After we obtain tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s Specifid, patients undergo autologous stem cell transplantation using standard regimens. At three months following transplantation, patients receive the first of five monthly injections of Specifid. Patients are assessed at fixed intervals for safety, development of immune responses to their tumor idiotype, and for evidence of molecular remissions.

Interim data from this trial were presented at the annual meetings of the American Society for Blood and Marrow Transplantation and the Center for International Blood and Marrow Transplant Research in February 2007. A total of 15 patients were treated in the trial, of which nine remained in complete remission up to 61 months post-transplant. The median number of prior regimens for all patients was three, ranging from one to 10. The data showed that the majority of patients in the trial developed a rapid and tumor-specific immune response, often measured following a single dose of Specifid.

Phase 2 Clinical Trial – Specifid Combined with a Maintenance Rituxan Schedule. Patient enrollment for a multi-center, physician-sponsored Phase 2 clinical trial evaluating Specifid in combination with maintenance Rituxan for the treatment of indolent B-cell NHL began in May 2004. We assumed sponsorship of the IND in August 2004. The trial is open to treatment-naïve patients with indolent NHL and is designed to enroll a total of 56 patients.

This trial is intended to demonstrate an improvement over the results of certain prior trials using maintenance Rituxan for the treatment of indolent B-cell NHL. In these prior trials patients received four weekly doses of Rituxan every six months for two years. The trials demonstrated a median TTP of 34 months for patients with indolent B-cell NHL treated with maintenance Rituxan. Despite this long TTP, patients still experienced a high relapse rate and do not appear to be cured of their disease. We believe that by incorporating Specifid into a schedule of maintenance Rituxan, patients may experience an increased TTP beyond what would be expected from maintenance Rituxan alone.

This trial is designed to evaluate the safety of this regimen, and to assess its efficacy, based on the endpoints of response rate and event-free survival. Event-free survival is defined as the time period from the start of Rituxan to the time of disease progression or death. We obtain tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s Specifid. In addition, a CT scan is conducted in order to measure tumor burden before the start of Rituxan treatment. Patients receive the same dose and schedule of maintenance Rituxan as was administered in the prior trials of maintenance Rituxan. Specifid is incorporated into this treatment regimen starting on the third month and is administered monthly for the first 12 months, every other month for the second 12 months, and every three months thereafter. Specifid is not administered during those months when patients receive Rituxan. With each Specifid administration, GM-CSF is administered on four consecutive days beginning on the day of such Specifid administration. Throughout the trial, patients receive CT scans every three months to determine whether their lymphoma is under control. During the trial, patients do not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial terminates.

The progress of this trial was reported at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2007. According to Dr. John Hainsworth of the Sarah Cannon Research Institute and principal investigator in the trial, the early data show that concurrent treatment with maintenance Rituxan and FavId is feasible and well tolerated. The trial is still open to patient enrollment and patients will continue to be followed in order to better assess the long-term benefit of this approach for the treatment of follicular NHL.

Phase 2 Clinical Trial – Specifid in Indolent B-cell NHL. Patient enrollment for a Phase 2 clinical trial evaluating Specifid in patients with all forms of indolent B-cell NHL was initiated in Europe in June 2005. The trial is open to patients with differing forms of indolent B-cell NHL who are either treatment-naïve for their lymphoma, relapsed or refractory following prior chemotherapy for their lymphoma, or relapsed following a prior response to Rituxan. The trial is expected to enroll 15 patients, but enrollment may be expanded if activity is seen in any specific patient subset.

This trial is designed to evaluate the efficacy of Specifid in patients with indolent NHL, based on overall response rate, duration of response, time to progression and event-free survival. We will obtain tumor cells via biopsy from each patient to establish the genetic profile of the tumor for our use in manufacturing the patient’s Specifid. In addition, a CT scan will be conducted in order to measure tumor burden before Specifid treatment. Specifid will be administered monthly for the first six months, every other month for the next 12 months, and every three months thereafter until disease progression. With each Specifid administration, GM-CSF will be administered on four consecutive days beginning on the day of such Specifid administration. Patients in the trial who need immediate therapy may receive Rituxan prior to administration of Specifid and GM-CSF, while patients with more indolent disease that is not in need of immediate treatment may receive Specifid and GM-CSF administered as a single agent. Throughout the trial, patients will receive CT scans every three months to determine whether their lymphoma is under control. During the trial, patients will not receive any cancer therapy other than that administered in the trial. However, once a patient’s disease progresses, the patient’s participation in the trial will terminate.

Interim data from this trial were reported at the Congress of the European Hematology Association in June 2007. According to Dr. Emanuele Zucca of the Oncology Institute of Southern Switzerland and co-investigator in the trial, the preliminary results from the trial are encouraging, as is the feasibility of administering a patient-specific active immunotherapy, manufactured in the U.S., in patients in Europe.

Phase 2 Clinical Trial – Specifid Following Prior Therapy. We continue to enroll patients in our Phase 2 clinical trial of Specifid in patients who have received prior therapy for their follicular B-cell NHL. This trial was designed primarily to provide Specifid to those patients in our Phase 3 registration trial who did not receive Specifid. This would include patients who progressed after receiving Rituxan, and those patients who were randomized to placebo and later progressed. This trial is being conducted at sites participating in our Phase 3 clinical trial.

Prior to receiving Specifid, these patients will be evaluated by their treating physician. If the physician feels that the patient is a candidate for receiving Specifid alone, then we will provide the Specifid previously manufactured for them in the registration trial for use as a single agent. In those patients who may require a more immediate reduction in the amount of their lymphoma, the treating physician will have the option of administering salvage treatment such as chemotherapy prior to the administration of Specifid. We expect that many of these patients will be candidates for re-treatment with Rituxan prior to starting Specifid. In these patients we will be able to compare the TTP which occurs following their receipt of Rituxan in the registration trial with their TTP following the receipt of both Rituxan and Specifid in this Phase 2 trial. We believe that this comparison will provide further insight into any contribution by Specifid to extending TTP following treatment with Rituxan.

Safety. Specifid has been generally well-tolerated in clinical trials to date. Most adverse events reported are of limited severity and duration; the most common is injection site reaction. In November 2006, an independent DMB met and reviewed safety data from our Phase 3 registration trial of Specifid and recommended that we continue the trial as planned.

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

Anti-CD20 Antibodies

We acquired a series of optimized anti-CD20 antibodies from Diversa Corporation (now Verenium Corporation) in June 2007. We obtained the panel of antibodies, which have been optimized using Diversa’s proprietary Human Framework Reassembly™ technology, along with the corresponding patents and an exclusive, royalty-free license to selected pending patents for commercialization of the panel. This acquisition is an extension of our commitment to developing next-generation treatment approaches for B-cell non-Hodgkin’s lymphoma. We may also explore the use of these products alone or in combination in therapeutic areas outside the oncology market.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. Key elements of our strategy for achieving this goal are to:

• Complete Clinical Development and Obtain Regulatory Approval for Specifid. We have completed enrollment in a Phase 3 registration trial evaluating Specifid for the treatment of follicular B-cell NHL. The trial is under an SPA from the FDA. We also received Fast Track designation for Specifid from the FDA, which may result in an expedited review by the FDA. Analysis of the primary endpoint, TTP, is expected no later than July 2008.

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

• Retain Commercialization Rights to Our Oncology Products. We intend to focus our internal development efforts on Specifid and other oncology product candidates. We have exclusive worldwide commercialization rights to Specifid without any obligation to pay royalties to any third party on sales. We currently plan to retain U.S. commercialization rights to these product candidates at least until we analyze data from the Phase 3 clinical trials (although we may consider partnering Specifid sooner if we determine that circumstances warrant doing so). At that point, we expect to assess whether to market and sell Specifid and future products in the U.S. directly through an internal sales force or together with a co-promotion partner. We intend to seek a commercialization and development partner outside of the U.S. We intend to seek one or more collaborators to develop and commercialize our product candidates in exchange for license fees, milestone payments and royalties.

• Expand our Product Portfolio Through In-Licensing and Acquisitions. We intend to capitalize upon our expertise in immunology, oncology, immunotherapy, clinical development and regulatory affairs to in-license or acquire complementary product candidates in various stages of development. For example, we acquired a panel of optimized anti-CD20 antibodies along with corresponding patents and an exclusive, royalty-free license to selected pending patents for commercialization of the panel from Diversa Corporation (now Verenium Corporation) in June 2007.

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

Cell Culture

The next step in the process involves the use of an insect cell-specific expression vector to produce the recombinant idiotype that forms the basis for Specifid. We insert the expression vector into a continually growing insect cell line, which converts this genetic information into an insect cell virus, referred to as a baculovirus. We then add the baculovirus culture to a second insect cell line that subsequently secretes high levels of idiotype protein. Within a few days, milligram quantities of this idiotype protein are harvested. The cell culture medium used to grow the insect cells is completely devoid of any animal products, which we believe enhances the safety of the final product.

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

Manufacturing Facility

We manufacture Specifid for our ongoing Phase 3 registration trial and for ongoing and additional Phase 2 clinical trials at our facility in San Diego, California. We lease an 80,000 square-foot facility in San Diego under a long-term lease agreement. Our facility has been inspected and licensed by the California Department of Health Services. We expanded and qualified our facility for commercial scale manufacturing in order to commercialize Specifid or any other product candidates that we may develop. We completed construction to expand this facility during the second quarter of 2007. The 80,000 square foot facility will be dedicated to manufacturing. We anticipate that the expanded capacity of our manufacturing facility will be sufficient to supply Specifid for up to 4,000 patients per year.

Key Suppliers

We currently depend on single source suppliers for critical raw materials used in the manufacture of Specifid. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, which is currently the only supplier of KLH that has submitted a reference filing, known as a drug master file, with the FDA. In November 2004, we entered into an eight-year supply and license agreement with biosyn under which biosyn has agreed to supply us with KLH. We have purchased the required initial minimum supply of KLH and we have committed to minimum annual KLH purchase requirements during commercialization of Specifid. An aggregate of up to $250,000 will be due upon the achievement of certain milestones, the timing of which is not known at this time. Either party may terminate the supply agreement upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. There may be no other supplier of KLH of suitable quality for our purposes.

In addition, we depend on a single source supplier for the cell growth media we use to produce Specifid. We purchase this material from Expression Systems LLC, which in turn obtains several of the components used in the cell growth media from sole suppliers. In April 2007, we executed five-year supply and non-exclusive license agreements with Expression Systems. Each agreement is renewable for one three-year period at our option. Under the terms of the agreements, we have the right to purchase raw material components from Expression Systems and manufacture the cell growth media in-house.

The GM-CSF that we administer with Specifid is commercially available only from Bayer HealthCare Pharmaceuticals, or Bayer (formerly Berlex Laboratories, Inc.). In February 2007, we entered into a clinical supply and study agreement with Bayer for clinical trials performed in the U.S. The agreement provides for cooperation between Bayer and Favrille on future clinical development and regulatory strategy relating to use of the two products in combination. GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians.

Our current strategy for initial commercialization of Specifid involves the administration of Specifid following treatment with Rituxan. Rituxan is a passive immunotherapy for patients with NHL, which is also FDA-approved and is commercially available solely from Genentech and Biogen Idec. We currently rely on physicians to order and administer Rituxan to patients prior to the administration of Specifid in our registration trial.

Sales and Marketing

We intend to market and sell Specifid and future products in the U.S. either directly through an internal sales force or together with a co-promotion partner. Because the community and institutional referral networks of cancer treatment physicians in the U.S. are relatively small and well-established, we believe that a small, focused sales and marketing organization will enable us to effectively penetrate our target markets. Outside of the U.S., we plan to establish strategic collaborations for the distribution and marketing of Specifid.

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

We are aware of a number of companies that are developing active immunotherapies to treat B-cell NHL. In December 2007, Genitope Corporation reported initial results of a Phase 3 clinical trial of its active idiotype immunotherapy product candidate in patients with follicular B-cell NHL who are in first remission following prior treatment with chemotherapy. In the primary analysis, there was no statistically significant difference in the progression-free survival of patients receiving Genitope’s active idiotype immunotherapy compared to patients receiving the control substance, which included KLH and GM-CSF. Biovest International, Inc., a majority-owned subsidiary of Accentia Biopharmaceuticals, Inc., is conducting a Phase 3 clinical trial of an active idiotype immunotherapy that was begun by the NCI. An interim analysis of unblinded data from this trial is expected in April 2008.

Several companies are engaged in the development and commercialization of passive immunotherapy products for the treatment of B-cell NHL that may compete with Specifid. Genentech and Biogen Idec are co-marketing Rituxan for the treatment of relapsed or refractory, indolent B-cell NHL. Cell Therapeutics, Inc. is marketing Zevalin, its passive radioimmunotherapy product. GlaxoSmithKline plc is marketing Bexxar, its passive radioimmunotherapy product.

The most recent advances in the treatment of B-cell NHL have involved the combination of existing products and changes to approved schedules and doses, particularly for Rituxan. Numerous clinical trials reported in recent years have indicated that additional doses of Rituxan and maintenance dosing of Rituxan can improve the time to progression in patients who respond to therapy. Combination therapies involving chemotherapeutic or immunostimulatory drugs in combination with Rituxan at various doses and schedules may provide patients with an increase in time to progression over that expected with Rituxan alone. Accordingly, we may face competition as a result of developments in this area. New products are also in late stage development in B-Cell NHL that could pose a competitive threat for Specifid. Products of note are humanized versions of Rituxan in development by Genentech and GlaxoSmithKline/Genmab, galiximab (anti-CD40) by Biogen Idec, Enzastaurin® by Eli Lilly, Velcade® by Millenium and Treanda® by Cephalon.

Patents and Proprietary Rights

Our success will depend in large part on our ability to obtain and maintain patent protection for our products and technologies, preserve trade secrets and operate without infringing the intellectual property rights of others. We intend to prosecute and defend our intellectual property rights aggressively. Our policy is to seek patent protection for the inventions that we consider important to the development of our business. Currently we own U.S. Patent No. 6,911,204 together with five pending U.S. patent applications covering methods of treating immune system diseases, including B-cell and T-cell lymphomas, using our proprietary immunotherapy production methods, and methods for combining the idiotype immunotherapies with other therapies that are used to treat diseases of the immune system, as well as a panel of optimized anti-CD20 antibodies and their use in treating immune system diseases.

We also have six issued patents and over twenty patent applications pending outside of the U.S. Our intellectual property related to T-cell receptor-based immunotherapies includes an exclusive royalty-free license from the Sidney Kimmel Cancer Center to intellectual property developed by Dr. Daniel Gold while he was employed there prior to joining us. We have responsibility for the filing, prosecution and maintenance of patent rights associated with this license, but the intellectual property is jointly owned with the Sidney Kimmel Cancer Center which holds a license to use the technology for non-commercial research and educational purposes.

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

While our product candidates are in clinical trials, and prior to commercialization, we believe our current activities in the U.S. fall within the scope of the exemptions against patent infringement provided by 35 U.S.C. Section 271(e) which covers activities related to developing information for submission to the FDA. As our product candidates progress toward commercialization, the possibility of an infringement claim against us increases. While we attempt to ensure that our product candidates and the methods we employ to manufacture them do not infringe other parties’ patents and proprietary rights, competitors or other parties may assert that we infringe on their patents or proprietary rights. Competitors or third parties may be issued patents that may cover subject matter that we use in developing, producing, or administering our products. In particular, we are aware of the following third party patents:

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

We believe that we have valid defenses to any assertion that our product candidates, or the methods that we employ to manufacture them, infringe the claims of the patent held jointly by Genentech and City of Hope National Medical Center relating to the expression of recombinant antibodies. We also believe that the patent may be invalid and/or unenforceable. The relevant patent was issued to Genentech in 2001 in connection with the settlement of a district court action and an interference proceeding in the U.S. Patent and Trademark Office between Genentech and Celltech R&D Ltd. We believe other biotechnology companies are aware of and are considering the possible impact of this patent and that other companies have negotiated license agreements for this patent. We note that in May 2005, a third party filed a request for reexamination of this patent with the U.S. Patent and Trademark Office, requesting that the claims of this patent be reexamined as to their patentability. During reexamination the issued claims were rejected; proceedings before the U.S. Patent and Trademark Office continue. We have not attempted to obtain a license to this patent because we believe that properly construed claims do not cover activities related to the manufacture of Specifid and FAV-201. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

We also believe that we have valid defenses to any assertion that our product candidates infringe the claims of the patent held by Genitope relating to immunotherapy using idiotype proteins produced using T-lymphoid cells for treatment of B-cell lymphoma, and the claims of the patent held by Schering Corp. relating to use of GM-CSF as a vaccine adjuvant for use against infectious diseases. The relevant Genitope patent issued in 1999. We believe that Specifid and FAV-201 and the methods we use to manufacture them do not infringe the claims of the patent. The relevant Schering patent issued in 1997. We believe that Specifid and FAV-201 and the methods we use to manufacture them do not infringe the claims of the patent and that the claims of the patent are invalid.

Although we believe that our product candidates, production methods and other activities do not currently infringe the intellectual property rights of these and other third parties, we cannot be certain that a third party will not challenge our position in the future. If a third party alleges that we are infringing its intellectual property rights, we may need to obtain a license from that third party, but there can be no assurance that any such license will be available on acceptable terms or at all. Any infringement claim that results in litigation could result in substantial cost to us and the diversion of management’s attention away from our core business and could also prevent us from marketing our products. To enforce patents issued to us or to determine the scope and validity of other parties’ proprietary rights, we may also become involved in litigation or in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial costs to us or an adverse decision as to the priority of our inventions. We may be involved in interference and/or opposition proceedings in the future. We believe there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

Government Regulation

The testing, development, manufacturing, labeling, storage, record keeping, advertising, promotion, export and marketing, among other things, of our product candidates are subject to extensive regulation by governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical and biologic products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates are regulated by the FDA as biologics. Biologics require the submission of a Biologics License Application, or BLA, and approval by the FDA prior to being marketed in the U.S. None of our product candidates have been approved by the FDA for marketing in the U.S., and we currently have no BLAs pending. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us to administrative or judicial sanctions, including, but not limited to, FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines, injunction and criminal prosecution.

The steps required before a biologic may be approved for marketing in the U.S. generally include:

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

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the facility cGMP compliance is satisfactory. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Approval entails limitations on the indicated uses for which a product may be marketed. Also, if we seek to make certain changes to an approved product, such as promoting or labeling a product for a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need FDA review and approval before the change can be implemented.

We are utilizing the procedure called “Special Protocol Assessment” for Specifid. Under this procedure, a sponsor may seek the FDA’s agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except in limited circumstances. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. Although we received our SPA, there can be no assurance that any of our trials will have a successful outcome.

In December 2005, we received the FDA designation of Specifid as a “fast track product” for treatment of patients with follicular B-cell NHL. We also intend to apply for “fast track” designation for FAV-201 for T-cell lymphoma. Fast track products are those which are intended for the treatment of a serious or life-threatening condition and which demonstrate the potential to address unmet medical needs for such conditions. Fast track products are eligible for two means of potentially expediting product development and FDA review of BLAs. First, a fast track product may be approved on the basis of either a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit. It is sometimes possible to demonstrate efficacy with respect to such endpoints in a shorter period of time than would be the case for other endpoints. Approvals of this kind may be subject to requirements for appropriate post-approval studies to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint, and to certain other conditions. Second, if the FDA determines after review of preliminary clinical data submitted by the sponsor that a fast track product may be effective, it may begin review of portions of a BLA before the sponsor submits the complete BLA, thereby accelerating the date on which review of a portion of the BLA can begin. There can be no assurance that any of our product candidates in development will receive designation as fast track products, and even if they are designated as fast track products, there can be no assurance that our product candidates will be reviewed or approved more expeditiously than would otherwise have been the case.

We intend to request priority review of our BLA for Specifid. A priority designation sets the target date for the FDA to complete review of a BLA within six months of the date of submission. Priority review of biologics is available for product candidates which, if approved, would be a significant improvement in the safety or effectiveness of the treatment of a serious or life-threatening disease. Even if priority review is granted, there can be no assurance that FDA review will be completed within six months or any other specific period of time, nor that the product candidate will be approved.

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

We plan to seek orphan drug designation for the use of FAV-201 for T-cell lymphoma. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances. Our products may not be eligible for orphan drug status or be designated as orphan drugs. Even if designated as orphan drugs, our products may not be approved before other applications or granted orphan drug exclusivity if approved.

Third-Party Reimbursement

We expect that sales volumes and prices of our products will be dependent in part on the availability of coverage and reimbursement from third-party payors. In the U.S., such payors include governmental programs, including Medicare and Medicaid, private insurance plans and managed care programs. The Medicare program, a federally-funded and administered health insurance program, is the nation’s single largest payor, and provides for coverage for certain medical products and services for certain aged and disabled individuals and individuals with end-stage renal disease. Significantly, other third-party payors often model their coverage and reimbursement policies after Medicare. Medicare and other third-party payors may deny coverage and reimbursement if they determine that a medical product or procedure is not medically necessary or used for an unapproved indication, among other things. There can be no assurance that a new product will be considered medically necessary or otherwise eligible for coverage and reimbursement. Our ability to earn sufficient returns on our products may depend in part on the extent to which adequate third-party reimbursement is available for the costs of such products and related treatments. Significant uncertainty exists as to the coverage and reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage and reimbursement will be available.

Fraud and Abuse Laws

If we are able to commercialize Specifid or any other product candidates that we may develop, we will be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. Healthcare fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that a statute or prohibition has been violated. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In addition, some allegations under these laws have been claimed to violate the False Claims Act, discussed in more detail below.

In addition, if we are able to commercialize Specifid or any other product candidates that we may develop, we could become subject to false claims litigation under federal statutes, which can lead to civil money penalties, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. These false claims statutes include the False Claims Act, which any person to bring suit on behalf of the federal government alleging the submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against biotechnology companies have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action.

Employees

As of December 31, 2007, we had 155 employees. Of these, 127 employees were in research and development comprised of 89 in manufacturing, quality control and quality assurance, 33 in research and process development, and five members of senior management. Of the remaining employees, three were members of senior management and 25 were in marketing, general and administration. As of the same date, 17 of our employees had a Ph.D., M.D. or Pharm.D. degree. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Executive Officers and Directors of the Registrant

The following table sets forth information regarding our executive officers and directors as of February 29, 2008:

Name	Age	Positions
John P. Longenecker, Ph.D.	60	President, Chief Executive Officer and Director
Tamara A. Seymour	49	Chief Financial Officer and Vice President, Finance and Administration
Daniel P. Gold, Ph.D.	53	Chief Scientific Officer
Richard G. Ghalie, M.D.	50	Chief Medical Officer
David L. Guy	45	Chief Commercial Officer
Richard Murawski	59	Senior Vice President, Operations
John F. Bender, Pharm.D.	59	Senior Vice President, Clinical Research
Alice M. Wei	44	Vice President, Regulatory Affairs and Quality
Michael L. Eagle	60	Chairman of the Board of Directors
Cam L. Garner	59	Director
Antonio J. Grillo-Lopez, M.D.	68	Director
Peter Barton Hutt	73	Director
David Molowa	48	Director
Fred Middleton	58	Director
Wayne I. Roe	57	Director
Ivor Royston, M.D.	62	Director

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

Tamara A. Seymour has served as our Chief Financial Officer since May 2001 and also as our Vice President of Finance and Administration since February 2004. From 1991 to May 2001, she served as consulting chief financial officer for a number of biotechnology companies. Her client list included CancerVax Corporation (now Micromet Corporation), LXN Corporation, VitaGen Incorporated and Chromagen. From 1988 to 1991, Ms. Seymour was Director of Finance with Agouron Pharmaceuticals, Inc. Between 1980 and 1988, she worked as an accountant with Deloitte & Touche LLP and Coopers & Lybrand, Inc. (now PricewaterhouseCoopers LLP). Ms. Seymour is a Certified Public Accountant and received a bachelor’s degree in Business Administration with an emphasis in Accounting from Valdosta State University and an M.B.A. with an emphasis in Finance from Georgia State University.

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

Richard G. Ghalie, M.D. has served as our Chief Medical Officer since May 2007. Prior to joining Favrille, Dr. Ghalie served as Vice President of Medical Affairs and Professional Services at Ligand Pharmaceuticals Inc. from 2003 to 2007. Previously, he was Vice President of Clinical Development and Regulatory Affairs at NeoRx Corporation from 2001 to 2003. He joined Immunex Corporation in 1994 and served as its Senior Medical Director of Oncology Products from 2000 to 2001. From 1989 to 1994, he was an assistant professor of medicine at Rush Medical Center and was Medical Director of the Bone Marrow Transplant Center of Rush Cancer Institute. Dr. Ghalie received an M.D. from St. Joseph University School of Medicine in Lebanon, an M.S. in Biology and Statistics from the University of Paris, France and an M.B.A. from the University of Washington.

David L. Guy has served as our Chief Commercial Officer since December 2005. Prior to joining Favrille, Mr. Guy served as Vice President, Global Strategic Marketing and Business Development, Oncology at Schering AG/Berlex from 2002 to 2005. Previously, he served as Director, Oncology Marketing at Genentech from 2000 to 2001. From 1994 to 2000, Mr. Guy was at sanofi-aventis, most recently as U.S. Business Unit Head, Oncology (Sanofi). Mr. Guy earned his Bachelor of Science degree in Biology with a specialization in Molecular Genetics from McMaster University in Hamilton, Ontario.

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

Michael L. Eagle has served as a member of our board of directors since September 2003 and as Chairman since September 2006. He was Vice President-Manufacturing for Eli Lilly and Company from 1993 to April 2001. Mr. Eagle is a founding member of Barnard Life Sciences and currently serves on the boards of directors of Siegel-Robert Corporation, a privately held industrial manufacturing company, Somaxon Pharmaceuticals, Inc., a specialty pharmaceutical company, XTENT Inc., a medical device company and Micrus Endovascular. Mr. Eagle received a bachelor’s degree in Engineering from Kettering University and an M.B.A. from the Krannert School of Management at Purdue University.

Cam L. Garner has served as a member of our board of directors since December 2000, served as Chairman of our board of directors from May 2001 through September 2006, and served as our acting Chief Executive Officer from August 2001 to February 2002. Mr. Garner has co-founded specialty pharmaceutical companies, Verus Pharmaceuticals, Inc., Cadence Pharmaceuticals, Inc., Zogenix, Inc., Evoke Pharma, Elevation Pharmaceuticals, Inc., DJ Pharma (sold to Biovail in 2000) and Xcel Pharmaceuticals, Inc (acquired by Valeant Pharmaceuticals International in March 2005). He serves as Executive Chairman of Verus and Chairman of Cadence, Zogenix, Evoke and Elevation. He was Chief Executive Officer of Dura Pharmaceuticals, Inc. from 1989 to 1995 and its Chairman and Chief Executive Officer from 1995 to 2000 until it was sold to Elan in November 2000. Mr. Garner also serves on the board of directors of Pharmion Corp., a pharmaceutical company, Somaxon Pharmaceuticals, Inc., a specialty pharmaceutical company, SkinMedica, Inc., a dermatology focused pharmaceutical company and Aegis Therapeutics, a privately held specialty pharmaceutical company. Mr. Garner earned his M.B.A. from Baldwin-Wallace College and his B.A. in Biology from Virginia Wesleyan College.

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

David Molowa Ph.D. was appointed to our Board of Directors in July 2006. Since July 2007, Dr. Molowa has been a General Partner of MPM BioEquities, the public fund group of MPM Capital. Prior to joining MPM BioEquities, he was a partner of Venrock Associates from September 2006. Previously, Dr. Molowa was Managing Director of life science equity research at UBS Securities from 2004 to 2006 and Managing Director of life science equity research at JP Morgan from 2000 to 2004. From 1991 to 2000, Dr. Molowa was Senior Managing Director of biotechnology equity research at Bear Stearns & Co. Previous to his career in the financial industry, Dr. Molowa was a senior research biochemist for Merck & Co. He received a bachelor’s degree in Biology from the University of Richmond, Ph.D. in Pharmacology/Toxicology from the Medical College of Virginia and an M.B.A. from Rutgers University.

Fred Middleton has served as a member of our board of directors since May 2002. Since 1987, he has been a General Partner/Managing Director of Sanderling Ventures, a firm specializing in biomedical venture capital, and an affiliate of certain holders of our capital stock. From 1984 through 1986, he was Managing General Partner of Morgan Stanley Ventures, an affiliate of Morgan Stanley & Co. He joined Genentech, Inc. in 1978 and was part of a management team in the company’s early formative period, assisting in developing its strategy and holding a variety of roles, including Vice Presidencies of Finance, Administration and Corporate Development, and Chief Financial Officer. Mr. Middleton also served as President of Genentech Development Corporation. He currently serves as Chairman of the Board of Stereotaxis, Inc., a biotechnology company, and also as a director of several privately-held companies. Mr. Middleton received a bachelor’s degree in Chemistry from the Massachusetts Institute of Technology and an M.B.A. with distinction from Harvard Business School.

Wayne I. Roe has served as a member of our board of directors since February 2001. He was the founding Chief Executive Officer and Chairman of Covance Health Economics and Outcomes Services, Inc. from 1988 to 1999 and previously served as Vice President for Economic and Health Policy for the Health Industry Manufacturers Association. He currently sits on the boards of directors of ISTA Pharmaceuticals, Inc., a specialty pharmaceutical company, and a number of privately-held companies. Mr. Roe also serves on the executive committee of the Maryland Angels Fund. Mr. Roe received a bachelor’s degree in Economics from Union College and an M.A. in Economics from the University of Maryland.

Ivor Royston, M.D. has served as a member of our board of directors since January 2000, and served as our acting Chief Executive Officer from January 2000 to August 2001. He is a co-founder of Forward Ventures, a venture fund affiliated with certain holders of our capital stock. From 1990 to 2000, Dr. Royston served as the founding President and Chief Executive Officer of the non-profit

Sidney Kimmel Cancer Center. He remains a member of the Board of Trustees of that organization. In 1986, Dr. Royston co-founded IDEC Pharmaceuticals Corporation (now Biogen Idec), and in 1978 he founded Hybritech, Inc. From 1978 to 1990, Dr. Royston served on the faculty of the medical school and cancer center at the University of California, San Diego. Dr. Royston also serves on the board of directors of Avalon Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Royston received a bachelor’s degree in Human Biology and an M.D. from The Johns Hopkins University and completed post-doctoral training in internal medicine and medical oncology at Stanford University.

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

Going Concern—See “Going Concern” in Note 1 of Notes to Financial Statements and page 24 of this Risk Factors section, in which we discuss the need to obtain additional financing in 2008.

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

In addition, the specific active immunotherapy technology on which Specifid is based is a relatively new form of cancer therapy that presents novel issues for the FDA to consider, which may make the regulatory process especially difficult.

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

•    product recall or seizure;

•    interruption of production;

•    operating restrictions;

•    injunctions; and

•    criminal prosecution.

We are dependent on the success of our lead product candidate, Specifid, and we cannot be certain that it will be commercialized.

We have expended significant time, money and effort in the development of our lead product candidate, Specifid, which is still in clinical development, has not yet received regulatory approval and may never be commercialized. In order to commercialize Specifid, we will need to demonstrate to the FDA and other regulatory agencies that it satisfies rigorous standards of safety and effectiveness. We completed enrollment of patients in a registrational, double-blind, placebo controlled Phase 3 clinical trial of Specifid for the treatment of follicular B-cell NHL in January 2006 and randomized the last of the 349 patients June 2006.

We are also evaluating Specifid for use in other B-cell NHL indications. However, even if we were to receive regulatory approval of Specifid for the treatment of follicular B-cell NHL or the other indications we are exploring, our ability to successfully commercialize Specifid could be jeopardized by the emergence of a competitive product that exhibits greater efficacy, longer duration of response or other benefits. In addition, because our initial regulatory and marketing strategy contemplates the administration of Specifid to patients following treatment with Rituxan, the commercial opportunity for Specifid may be limited by the degree to which oncologists continue to use Rituxan to treat indolent B-cell NHL. Furthermore, to the extent Specifid fails to gain market acceptance for its initial indication, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize Specifid for other indications.

Other than Specifid, we have only three other product development programs, which are at significantly earlier stages of development.  In June 2006, we received an allowance from the FDA for an IND for a product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma. We have ongoing preclinical studies to assess the applicability of our technology to autoimmune diseases, with an initial focus on multiple sclerosis. In June 2007, we acquired a series of optimized anti-CD20 antibodies from Diversa Corporation (now Verenium Corporation). We are currently initiating a plan to select a preferred candidate for preclinical studies. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. We cannot be certain that the clinical development of Specifid or any other product candidate in preclinical testing or clinical trials will be successful, that it will receive the regulatory approvals required to commercialize it, or that any of our other research programs will yield a product candidate suitable for entry into clinical trials. If we are unable to commercialize Specifid or our other product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, our ability to raise additional capital will be impaired and our stock price may be negatively affected.

Before we can seek regulatory approval of any of our product candidates, we must successfully complete clinical trials, which are uncertain.

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of Specifid involving over 130 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We completed registration of patients in a double-blind, placebo controlled Phase 3 registrational trial of Specifid for the treatment of follicular B-cell NHL in January 2006 and randomized the last of the 349 patients in June 2006. During the week of November 6, 2006, our independent Data Monitoring Board, or DMB, completed a planned interim analysis of data from the secondary endpoint, overall response improvement, in the first 226 patients enrolled in the trial. The DMB concluded that the interim analysis did not demonstrate a statistically significant difference between treatment and control groups in the secondary endpoint. On October 25, 2007, we announced that the DMB was convened to assess TTP for patients in the control group of our Phase 3 trial. The DMB assessment, which was conducted in accordance with the clinical protocol under our SPA, indicated that the control group behavior is consistent with data reported in the published literature on which we based our assumptions for trial design and statistical analysis. Based in part on the guidance provided by the DMB, we have determined April 2008 to be the appropriate time for data cutoff of the Phase 3 trial. We anticipate that the analysis of the data will be completed and made available no later than July 2008. However, we cannot guarantee when the necessary data from the trial will be available, and accordingly, we may not be able to complete final analysis of the TTP data within the projected timeframe. Moreover, we cannot guarantee that the control group behavior will ultimately be consistent with data reported in the published literature on which we based our assumptions for trial design and statistical analysis.

Four additional Phase 2 clinical trials of Specifid are ongoing.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma.

We have received a Special Protocol Assessment, or SPA, from the FDA for our pivotal Phase 3 clinical trial of Specifid. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. We will not be able to file a BLA for Specifid until after we complete the analysis of the primary endpoint, TTP, of our ongoing registrational Phase 3 clinical trial. We anticipate the analysis of the primary endpoint to be completed and made available no later than July 2008. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial has commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of

Specifid for the treatment of follicular B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of Specifid based on our ongoing pivotal Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of Specifid, our launch of Specifid would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

The preliminary, blinded clinical data reported from time to time prior to the release of the final results of our registrational Phase 3 clinical trial and the preliminary clinical data from our Phase 2 clinical trials have not been fully audited and have been taken from databases that have not been fully reconciled against medical records kept at the clinical sites or that may not include the most current information on patient disease progressions.  The data released may not be indicative of the final results of our registrational Phase 3 clinical trial or any other clinical trial of Specifid.  Failure can occur at any stage of testing.  We do not know whether our Phase 3 clinical trial or any future clinical trials will demonstrate safety and efficacy sufficient to result in marketable products.  Our failure to adequately demonstrate the safety and efficacy of Specifid will prevent us from obtaining regulatory approval for, or commercializing, Specifid.

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

Failure to enroll patients in our clinical trials may cause delays in developing Specifid or any other product candidate.

We may encounter delays in development and commercialization, or fail to obtain marketing approval, of Specifid or any other product candidate that we may develop if we are unable to enroll enough patients to complete clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial and competing clinical trials. Although we completed patient enrollment in our registrational Phase 3 clinical trial of Specifid in January 2006, we have from time to time experienced slower-than-expected patient enrollment in our clinical trials and may do so in the future if additional clinical trials of Specifid are required or if we clinically develop any of our other product candidates. Delays in planned patient enrollment may result in increased costs and harm our ability to complete our clinical trials and obtain regulatory approval.

The development of Specifid requires the continued availability of two FDA-approved drugs: GM-CSF and Rituxan, and if either of those drugs becomes unavailable we may not be able to continue development of, or commercialize, Specifid.

Administration of Specifid requires an adjuvant, which is a substance that is used to enhance the immune response. We use a white blood cell growth factor known as GM-CSF, which is commercially available solely from Bayer HealthCare Pharmaceuticals (formerly Berlex Laboratories, Inc.), as an adjuvant for Specifid. GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians.  In February 2007, we entered into a clinical supply and study agreement with Berlex for clinical trials of Specifid performed in the United States, prior to which time we relied on purchase orders to purchase GM-CSF from Berlex.  If we require GM-CSF for use in clinical trials outside the United States, or for use in other clinical trials not covered by our agreement with Berlex, we will need to rely on purchase orders for such purchases.  Our current strategy for the initial commercialization of Specifid involves the administration of Specifid following treatment with Rituxan. Rituxan is a passive immunotherapy for patients with NHL, which is also FDA-approved and is commercially available solely from Genentech, Inc. and Biogen Idec Inc. We currently rely on physicians to order and administer Rituxan to patients prior to the administration of Specifid in our registration trial. If GM-CSF or Rituxan were to become unavailable as a result of regulatory actions, supply constraints or other reasons, our ability to continue the clinical development of Specifid would be jeopardized.

Risks Related to Our Financial Results and Need for Financing

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We are a development stage company with a limited operating history. We have financed our operations through private placements of common stock and warrants, public offerings of our common stock and warrants to purchase our common stock, equipment and leasehold debt financing, and our Committed Equity Financing Facility, or CEFF, through Kingsbridge Capital Limited. We have incurred losses in each year since our inception in 2000. For the year ended December 31, 2007, the Company reported net losses of $43.1 million, or $1.28 per share, compared to a net loss of $40.5 million, or $1.49 per share for 2006.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs, preparations to manufacture Specifid on a commercial scale, and marketing, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and year to year and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

We currently have no source of revenue and may never become profitable.

Our ability to become profitable will depend upon our ability to generate revenue. To date, Specifid has not generated any revenue, and we do not know when or if Specifid will generate revenue. Our ability to generate revenue depends on a number of factors, including our ability to:

•     successfully complete clinical trials for Specifid;

•     obtain regulatory approval for Specifid, including regulatory approval for our commercial scale manufacturing facility  and process;

•     manufacture commercial quantities of Specifid at acceptable cost levels; and

•     successfully market and sell Specifid.

We do not anticipate that we will generate revenues until 2009, at the earliest. Further, we do not expect to achieve profitability for at least several years after generating material revenues. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We may not be able to continue as a going concern. We will need substantial additional funds to continue operations, which we may not be able to raise on favorable terms, or at all.

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

As more fully described in Note 1 of the Notes to Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements related to the uncertainty of our ability to continue as a going concern. We believe that our cash, cash equivalents and short-term investments, which were approximately $29.9 million at December 31, 2007, will allow us to complete analysis of the primary endpoint in our Phase 3 registration trial, which is anticipated to occur no later than July 2008, but we will need to raise additional financing to continue operations beyond such time.  This cash forecast excludes any proceeds from our CEFF which is discussed below. Although we may seek additional financing prior to that time, potential equity investors or other capital resources may not be willing to provide funding before our Phase 3 results are available.  If the results of our Phase 3 trial are negative or inconclusive, we may not be able to raise the necessary funds to continue as a going concern entity.  Even if the results of our Phase 3 trial are positive, we will need to raise additional financing within a very short period after completion of our analysis of such results in order to continue the clinical development activities necessary for completion of a BLA and prepare for commercialization, and we may not be able to complete a financing, either on favorable terms or at all, within such period.  If we are unable to complete an equity offering, or otherwise obtain sufficient financing, we may be required to reduce, defer, or discontinue our clinical development activities or may not be able to continue as a going concern entity.

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

•      the results of our ongoing Phase 3 registration trial of Specifid;

•      magnitude and cost of our product development efforts and other research and development activities;

•      rate of progress toward obtaining regulatory approval for Specifid and our other product candidates;

•      costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•      our ability to establish and maintain collaborative, licensing or other arrangements for the development, sale, marketing or distribution of our product candidates and the terms of those arrangements;

•      effects of competing technological and market developments;

•      the cost of expansion of our current facility for commercial production or the construction of a large separate commercial-scale production facility; and

•      the success of the commercialization of Specifid.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

To that end, on June 20, 2006, we filed a shelf registration statement with the SEC on Form S-3 pursuant to which we may periodically sell up to $60 million in debt securities, common stock or warrants to purchase debt securities or common stock.  In February 2007, we sold $10 million of common stock and in November 2007, we sold $21.1 million of common stock and warrants pursuant to the shelf registration statement.  Additionally, we have entered into the CEFF pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $40 million of our common stock.   In July 2007, we sold 462,195 shares of common stock to Kingsbridge pursuant to the CEFF for gross proceeds totaling $1.4 million. In September 2007, we issued an aggregate of 673,395 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.9 million.   We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Additional funding may not be available to us, and, if available, may not be on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. If adequate funds are not available to us, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

Our credit facilities with Oxford Finance Corporation and GE Capital Corporation include a restrictive financial covenant, violation of which could restrict a significant amount of our available cash balances.

Our loan and security agreements with Oxford Finance Corporation and GE Capital Corporation, or the lenders, contain a restrictive financial covenant requiring us to maintain a minimum of $15 million in available cash, cash equivalents and short-term investments, or available cash balances.  If our available cash balances drop below $15 million, the lenders could require us to execute a letter of credit, or LOC, for their benefit equal to the outstanding loan balances at that time. We would be required to use a significant amount of our available cash balance to collateralize the LOC which would reduce the cash available to fund operations of the Company.

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.

In December 2006, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of 36 months, shares of our common stock for cash consideration up to an aggregate of $40 million, subject to specified conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 business days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition (subject to specified exceptions, including conditions or events that are reasonably expected to occur in the ordinary course of our business). If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all. In July 2007, we issued an aggregate of 462,195 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.4 million.   In September 2007, we issued an aggregate of 673,395 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.9 million.

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

Other Risks Related to Our Business and Industry

We currently depend on single source suppliers for critical raw materials for manufacturing. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of Specifid.

We currently depend on single source suppliers for critical raw materials used in the manufacture of Specifid. In particular, our manufacturing process for Specifid requires a foreign protein derived from shellfish that is known as keyhole limpet hemocyanin, or KLH. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, which is currently the only supplier of KLH that has submitted the required filing, known as a drug master file, to the FDA. In November 2004, we entered into an eight-year supply and license agreement with biosyn under which biosyn has agreed to supply us with KLH and we have agreed to make payments upon the achievement of certain milestones and committed to annual KLH purchase requirements during the commercialization of Specifid.  Either party may terminate the supply agreement upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. If we identify another supplier of KLH of suitable quality for our purposes, we will not be able to use the supplier as a second source of KLH for the commercial manufacture of Specifid unless the KLH is tested to be comparable to the existing KLH.

In addition, we depend on a single source supplier for the cell growth media we use to produce Specifid. We purchase this material from Expression Systems LLC, which in turn obtains several of the components used in the cell growth media from sole suppliers. In April 2007, we executed five-year supply and non-exclusive license agreements with Expression Systems. Each agreement is renewable for one three-year period at our option. Under the terms of the agreements, we have the right to purchase raw material components from Expression Systems and manufacture the cell growth media in-house.

Establishing additional or replacement suppliers for these materials may take a substantial amount of time. In addition, we may have difficulty obtaining similar materials from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of Specifid, or any other product candidates that we may develop, could be interrupted for an extended period of time, which may delay completion of our clinical trials or commercialization. If we are unable to obtain adequate amounts of these materials, our clinical trials will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different materials that may not be as safe or as effective. As a result, regulatory approval of Specifid, or any other product candidates that we may develop, may not be received at all.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not be able to obtain regulatory approval for or commercialize Specifid or any other product candidates that we may develop.

Our registrational Phase 3 clinical trial of Specifid for the treatment of follicular B-cell NHL is being conducted at 67 centers in the United States and will require long-term follow up of at least 342 patients randomized into the trial. One clinical trial of Specifid is being conducted under the direction of a physician sponsor, rather than under our supervision. We do not have the ability to independently conduct clinical trials for Specifid, or any other product candidate that we may develop, and we must rely on third parties, such as medical institutions and clinical investigators, including physician sponsors, to conduct our clinical trials. In particular, we will rely on these parties to recruit and enroll patients in our clinical trials. We also rely on third-party couriers to transport patient tissue samples and Specifid. If any of the third parties upon whom we rely to conduct our clinical trials or transport patient tissue samples and immunotherapies do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, and need to be replaced, our clinical trials may be extended, delayed or terminated.

If the quality or accuracy of the clinical data obtained by medical institutions and clinical investigators, including physician sponsors and other third-party vendors involved in data management, is compromised due to their failure to adhere to applicable laws or our clinical protocols or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize Specifid, or any other product candidates that we may develop. If any of our relationships with any of these organizations or individuals terminates, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these third parties would delay our clinical trials and could jeopardize our ability to commercialize Specifid and our other product candidates on a timely basis, or at all.

Even if we obtain regulatory approval, we will continue to be subject to extensive government regulation that may cause us to delay the introduction of our products or withdraw our products from the market.

Even if we obtain regulatory approval for Specifid or our other product candidates, we will still be subject to extensive regulation. These regulations will impact many aspects of our operations, including production, record keeping, quality control, adverse event reporting, storage, labeling, advertising, promotion and personnel. In addition, the later discovery of previously unknown problems may result in restrictions of the product candidates, including their withdrawal from the market. Furthermore, regulatory approval may subject us to ongoing requirements for post-marketing studies. If we or any third party that we involve in our operations fail to comply with any continuing regulations, we may be subject to, among other things, product seizures, recalls, fines or other civil penalties, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution.

Before we can obtain marketing approval for or commercially distribute Specifid, we must have a commercial-scale facility for the manufacture of Specifid. In addition, the FDA and the California Department of Health Services must find our manufacturing facility and process satisfactory.

Our manufacturing methods, equipment and processes must comply with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. We may also need to perform extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern, among other things, record keeping, production processes and controls, personnel and quality control. We have only undertaken initial steps towards achieving compliance with these regulatory requirements. Additional steps will require expenditure of significant time, money and effort. We cannot predict the likelihood that the FDA will find our facility satisfactory, even if we believe that we have taken the necessary steps to achieve compliance. If we fail to comply with these requirements or fail to pass a pre-approval inspection of our manufacturing facility in connection with an application to obtain marketing approval for Specifid or another product candidate, we would not receive regulatory approval, and we would be subject to possible regulatory action.

We manufacture Specifid for our ongoing Phase 3 registration trial and for the planned and ongoing Phase 2 clinical trials at our facility in San Diego, California. We currently lease an 80,000 square foot facility in San Diego under a long-term lease agreement. Our facility was inspected and licensed by the California Department of Health Services. Our facility is subject to re-inspection at any time. Failure to maintain a license from the California Department of Health Services or to meet the inspection criteria of the California Department of Health Services would disrupt our manufacturing processes and prevent us from supplying Specifid to patients. If an inspection by the California Department of Health Services indicates that there are deficiencies in our manufacturing process, we could be required to take remedial actions at potentially significant expense, and our facility may be temporarily or permanently closed.

We expanded and qualified our current facility for commercial scale manufacturing in order to commercialize Specifid or any other product candidates that we may develop. We completed construction to expand this facility during the second quarter of 2007. The entire 80,000 square foot facility will be dedicated to manufacturing. We cannot assure you that we would be able to meet commercial demand for Specifid in this facility. Additionally, we may require a larger production facility to meet the demand for Specifid if it is approved. We would need to raise additional debt or equity capital to finance construction of the larger facility. Such financing may not be available or, if available, may not be obtained on terms favorable to us or our stockholders.

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

We may experience difficulties in manufacturing Specifid or any other product candidates that we may develop, which could prevent us from completing our ongoing clinical trials and commercializing these product candidates.

Manufacturing Specifid is a complex, multi-step process that requires us to expend significant time, money and effort in production, record keeping and quality systems to assure that Specifid will meet product specifications and other regulatory requirements. To date, we have manufactured Specifid only for use in Phase 2 and Phase 3 clinical trials and have no experience in manufacturing Specifid for the commercial quantities that might be required if we receive regulatory approval. In particular, we cannot be sure that we will be able to manufacture Specifid at a cost that would enable commercial use. We may experience any of the following problems in our efforts to manufacture our product candidates for our expanding clinical trials or on a commercial scale:

•     failure to obtain a sufficient supply of key raw materials;

•     difficulties in completing the development and validation of the specialized assays required to ensure the consistency of  our product candidates, including Specifid;

•     difficulties in obtaining adequate tumor samples from treating physicians and hospitals;

•     difficulties in manufacturing Specifid for multiple patients simultaneously;

•     difficulties in the timely shipping of tumor samples to us or in the shipping of Specifid to the treating physicians due to  errors by third-party couriers, transportation restrictions or other reasons;

•     failure to ensure adequate quality control and assurance in the manufacturing process as we increase the production  quantities of Specifid;

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

•     difficulty in qualifying a second-source supplier for certain critical equipment; and

•     shortages of qualified personnel.

In addition, because our manufacturing process only begins upon our receipt of a patient’s tumor biopsy, we cannot produce inventory reserves of our product candidate to be stored in anticipation of any of these potential manufacturing problems. The failure to produce an adequate supply of Specifid could delay our clinical trials and, in turn, delay submission of a BLA for Specifid and commercial launch. Similarly, any difficulties we experience in the manufacture and supply of other product candidates, such as FAV-201, would delay the clinical trials of those product candidates.

If our manufacturing facility is damaged or destroyed, our ability to manufacture products will be significantly affected, which could delay or prevent completion of our clinical trials and commercialization of Specifid or any other product candidates that we may develop.

We currently rely on the availability and condition of our manufacturing facility in San Diego to manufacture Specifid. We lease the property where this facility is located under a lease agreement that expires June 30, 2025, but may be extended at our option for two additional five-year periods. After that time, we may not be able to negotiate a new lease for our facility. If our current facility or any additional facility we may construct or acquire, or our equipment in such facilities, is damaged or destroyed, we will not be able to quickly or inexpensively replace our manufacturing capacity. This would significantly affect our ability to complete clinical trials of, and to manufacture and commercialize, Specifid, or any other product candidates that we may develop.

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

If we do not develop a sufficient sales and marketing force or enter into agreements with third parties to sell and market Specifid, we may not be able to successfully commercialize our products, which would limit our ability to earn product revenues.

We have exclusive worldwide rights to Specifid. If we are successful in obtaining BLA approval or foreign marketing approval for Specifid, we will need to establish sales and marketing capabilities. In the United States, we plan to do this either by establishing our own sales force or by entering into a co-promotion arrangement with a sales and distribution partner. Outside of the United States, we plan to establish strategic collaborations for the development and marketing of Specifid.

We do not presently possess the resources or experience necessary to market Specifid or our other product candidates ourselves, and we currently have no arrangements for the promotion or distribution of our product candidates. Our future commercial success will depend on our ability to establish our own sales and marketing infrastructure or to collaborate with third parties that have greater sales and marketing experience and resources. Developing effective internal sales and marketing capabilities, which would include the hiring of a sales force, would require a significant amount of our financial resources and time.

We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, or at all, and any sales force we do establish may not be capable of generating demand for Specifid or any other product candidate we may develop. In addition, if we cannot enter into co-promotion arrangements in the United States, or other strategic collaborations for the development and marketing of Specifid in other countries, in a timely manner and on acceptable terms, we may not be able to successfully commercialize Specifid or any other product candidate that we may develop.

To the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we directly marketed and sold Specifid, or any other product candidates that we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue and will not become profitable.

If physicians and patients do not use any of our products that may be approved, our ability to generate revenue in the future will be limited.

If approved, Specifid and other product candidates that we may develop may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Demand for any approved product that we may develop will depend on many factors, including:

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

Furthermore, to the extent Specifid fails to gain market acceptance for its initial indication, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize Specifid for other indications.

If we are unable to obtain acceptable prices or adequate coverage and reimbursement from third-party payors for Specifid, or any other product candidates that we may develop, our revenues and prospects for profitability will suffer.

Our ability to commercialize Specifid, or any other product candidates that we may develop, depends on the extent to which coverage and reimbursement for Specifid, or any other product candidates that we may develop, will be available from:

•      governmental payors, such as Medicare and Medicaid;

•      private health insurers, including managed care organizations; and

•      other third-party payors.

Many patients will not be capable of paying for Specifid, and may be incapable of paying for any other product candidates that we may develop, themselves and will rely on third-party payors to pay for their medical needs. The federal and state governments, insurance companies, managed care organizations and other third-party payors are actively seeking to contain or reduce costs of health care in the United States and exert increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are scrutinizing newly approved medical products and services and may not cover or may limit coverage and reimbursement for our product candidates. In particular, third-party payors may limit the indications for which they will reimburse patients who use Specifid, or any other product candidates that we may develop. Cost-control initiatives could cause us to decrease the price we might establish for Specifid, or any other product candidates that we may develop, which would result in lower product revenues. If the prices for Specifid, or any other product candidates that we may develop, decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels for Specifid, or any other product candidates that we may develop, our revenue and prospects for profitability will suffer.

If we are unable to establish or manage strategic collaborations in the future, our revenue and product development may be limited.

Our strategy may include reliance on strategic collaborations for co-promotion of Specifid in the United States. In addition, we expect to rely on strategic collaborators for commercialization of Specifid outside of the United States and, to an even greater extent, for worldwide development and commercialization of product candidates and programs for chronic autoimmune diseases, such as multiple sclerosis. To date, we have not entered into any agreements with third parties for any of these services.

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

If we enter into development or commercialization collaborations, our success will in part depend on the performance of our corporate collaborators. We likely will not directly control the amount or timing of resources devoted by our corporate collaborators to activities related to our product candidates. Our corporate collaborators may not commit sufficient resources to our research and development programs or the commercialization, marketing or distribution of our product candidates. If any corporate collaborator fails to commit sufficient resources, our preclinical or clinical development related to the collaboration could be delayed or terminated. Also, our collaborators may pursue development or commercialization of other products, product candidates or alternative technologies in preference to our product candidates. Finally, our collaborators may terminate our relationships, and we may be unable to establish additional corporate collaborations in the future on acceptable terms, or at all.

Our efforts to discover, develop and commercialize new product candidates beyond Specifid are at an early stage and are subject to a high risk of failure.

Our strategy is focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. The process of successfully developing product candidates is very time-consuming, expensive and unpredictable. We have only recently begun to direct significant effort toward the development of product candidates in addition to Specifid, such as FAV-201 for T-cell lymphoma and a preclinical product candidate for the treatment of multiple sclerosis. In addition, we acquired a series of optimized anti-CD20 antibodies in June 2007. We are currently initiating a plan to select a preferred candidate for initiating preclinical studies. Development of these product candidates will depend substantially upon the availability of funding for our research and development programs.

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

We are aware of a number of companies that are developing active immunotherapies to treat B-cell NHL. Genitope Corporation, or Genitope, is evaluating its idiotype immunotherapy product candidate, MyVax (Id-KLH), or MyVax, in a Phase 3 clinical trial in patients with follicular B-cell NHL who are in remission following prior treatment with chemotherapy. Top-line results of the MyVax pivotal Phase III trial were announced in December 2007. Genitope reported that the trial was unable to show a statistical benefit in progression free survival for patients receiving MyVax plus GM-CSF versus KLH plus GM-CSF. Antigenics, Inc. completed a Phase 2 clinical trial evaluating its active immunotherapy candidate in indolent NHL patients. The NCI is also conducting a Phase 3 clinical trial of an active idiotype immunotherapy in collaboration with Accentia Biopharmaceuticals.

Several companies are engaged in the development and commercialization of passive immunotherapy products for the treatment of B-cell NHL that may compete with Specifid. Genentech and Biogen Idec are co-marketing Rituxan for the treatment of relapsed or refractory, indolent B-cell NHL. Cell Therapeutics, Inc. is marketing Zevalin, a passive radioimmunotherapy product. GlaxoSmithKline plc currently markets Bexxar, a passive radioimmunotherapy product.

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

There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Prescription Drug and Medicare Improvement

Act of 2003 was recently enacted. This legislation provides for a Medicare prescription drug benefit which began in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues. However, we expect that Specifid will be administered under the supervision of a physician and, therefore, fall outside of the prescription drug legislation.

We depend on attracting and retaining key scientific and management personnel to advance our technology, and the loss of these personnel could impair the development of our products.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly John P. Longenecker, Ph.D., our President and Chief Executive Officer, and Daniel P. Gold, Ph.D., one of our co-founders and our Chief Scientific Officer. The loss of services of Dr. Longenecker or Dr. Gold, or one or more of our other members of senior management, could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of Specifid. Although we have employment agreements with each of our executives, their employment with us is “at will,” and each executive can terminate his or her agreement with us at any time. We do not carry “key person” insurance covering members of senior management, other than Drs. Longenecker and Gold. This insurance may not continue to be available on commercially reasonable terms and may prove inadequate to compensate us for the loss of their services.

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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2007, we had 155 employees. Of these, 127 employees were in research and development which was comprised of 89 in manufacturing, quality control and quality assurance, 33 in research and process development, and five members of senior management.  Of the remaining employees, three were members of senior management and 25 were in marketing, general and administration. If results of our Phase 3 registration trial are positive, we will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize Specifid, FAV-201, or any other product candidates that we may develop. Future growth would impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees, and could impose significant added expenses to our operations. Our ability to commercialize Specifid, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we would need to:

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

If we are able to commercialize Specifid or any other product candidates that we may develop, we will be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. Because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In addition, some allegations under these laws have been claimed to violate the False Claims Act, discussed in more detail below.

In addition, if we are able to commercialize Specifid or any other product candidates that we may develop, we could become subject to false claims litigation under federal statutes, which can lead to civil money penalties, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. These false claims statutes include the False Claims Act, which allows any person to bring suit on behalf of the United States federal government alleging the submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against biotechnology companies have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation or, if we are not successful in defending against such actions, that such actions will not have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that the costs of defending claims or allegations under the False Claims Act will not have a material adverse effect on our business, financial condition and results of operations.

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

We attempt to protect our intellectual property position by filing United States patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently we own U.S. Patent No. 6,911,204 concerning the treatment of NHL with our technology together with five pending United States patent applications covering methods of treating immune system diseases, including B-cell and T-cell lymphomas, using our proprietary immunotherapy production methods, as well as methods for combining the idiotype immunotherapies with other therapies that are used to treat diseases of the immune system, as well as a panel of optimized anti-CD20 antibodies and their use in treating immune system diseases.

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

We are not able to prevent others, including potential competitors, from using certain types of patient-specific idiotype protein-KLH conjugates, like those we use in our lead product candidate, Specifid, for the treatment of indolent B-cell NHL.

Certain types of patient-specific idiotype-KLH conjugates, comprising single idiotype proteins, and their use for the treatment of indolent B-cell NHL are in the public domain and therefore cannot be patented. Consequently, we may only be able to seek patent protection for methods of treating immune system diseases, including B-cell and T-cell lymphomas, using our proprietary immunotherapy production methods for making idiotype protein conjugates and compositions comprising such conjugates, as well as methods for combining the idiotype or T-cell receptor-based immunotherapies with other therapies that are used to treat diseases of the immune system. As a result, we may not be able to prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with Specifid.

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

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not be sustained. Our stock price has traded in the range of $7.77- $1.37 from the commencement of our IPO on February 2, 2005 to February 25, 2008.

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

•     announcement of FDA approval or non-approval of Specifid or any other product candidates that we may develop, or  delays in the FDA review process;

•     actions taken by regulatory agencies with respect to Specifid and FAV-201, or any other product candidates that we may  develop, or our clinical trials, manufacturing process or sales and marketing activities;

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

As of February 25, 2008, our officers and directors and stockholders affiliated with our directors together beneficially held approximately 35.2% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                    Properties

We lease approximately 128,000 square feet of space in two adjacent buildings in San Diego, California under two lease agreements.  The lease term for the 80,000 square foot facility expires in June 2025, but may be extended at our option for two additional five-year periods.  We plan to dedicate the existing 80,000 square feet of space for the commercial-scale manufacturing of Specifid if it is approved and of product for additional clinical trials.  Construction of improvements for the expansion of manufacturing capacity in the 80,000 square foot facility was completed in October 2007.  The lease term on the adjacent 48,000 square foot facility expires in June 2025, but may be terminated, at no cost to us, in June 2017, upon six months’ prior notice to the landlord.  The 48,000 square foot facility houses our corporate offices.  Construction of improvements for the expansion of administrative capacity in the 48,000 square foot facility was completed in October 2007.

Item 3.                    Legal Proceedings

We are currently not a party to any material legal proceeding. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.                    Submission of Matters to a Vote of Security Holders

No matters were submitted to us by a vote of the security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock commenced trading on The Nasdaq Global Market on February 2, 2005 under the symbol “FVRL.” Prior to such time, there was no public market for our common stock.  The table below sets forth the high and low sales prices of common stock:

	High	Low
2007
January 1, 2007 – March 31, 2007	3.60	2.45
April 1, 2007 – June 30, 2007	4.30	2.93
July 1, 2007 – September 30, 2007	3.70	2.64
October 1, 2007 – December 31, 2007	3.10	1.50
2006
January 1, 2006 – March 31, 2006	7.77	3.60
April 1, 2006 – June 30, 2006	6.80	4.18
July 1, 2006 – September 30, 2006	4.90	3.92
October 1, 2006 – December 31, 2006	5.25	2.39

As of February 25, 2008 we had outstanding 41,168,432 shares of common stock held by approximately 2,860 stockholders including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks brokers and other fiduciaries.

Performance Measurement Comparison

The material in this section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Favrille under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph illustrates a comparison of the total cumulative returns of an investment of $100 in cash on our common stock since February 2, 2005, the first trading day our common stock, to two indices: the Nasdaq Composite Index, U.S. Companies and the Nasdaq Biotechnology Index.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.  The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

COMPARISON OF THE CUMULATIVE TOTAL RETURN

AMONG FAVRILLE, INC.,

THE NASDAQ STOCK MARKET (U.S.) INDEX,

AND THE NASDAQ BIOTECHNOLOGY INDEX

$140
$120
$100
$80
$60
$40
$20
$0
Dec-04
Mar-05
Jun-05
Sep-05
Dec-05
Mar-06
Jun-06
Sep-06
Dec-06
Mar-07
Jun-07
Sep-07
Dec-07
FVRL
NASDAQ Biotechnology Index
NASDAQ Stock Market

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

Issuer Repurchases Of Equity Securities

During the year ended December 31, 2007, we repurchased 2,634 restricted shares of common stock from employees whose employment had terminated.  These restricted common stock shares had been issued upon the early exercise of employee options and upon termination had not yet vested.  As of December 31, 2007, we had an aggregate of 18,166 shares of restricted common stock that are subject to repurchase options upon termination of employment.  See “Restricted Stock” in Note 6 of Notes to Financial Statements for additional details.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October, 2007	105	$0.63	—	—
November, 2007	145	0.73	—	—
December, 2007	1,044	0.73	—
Total	1,294	$0.72	—	$—

Item 6.                    Selected Financial Data

The following selected financial data set forth below should be read in conjunction with Financial Statements and Notes thereto included in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The selected financial data for the years ended December 31, 2007, 2006, and 2005 and the selected balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements, which are included in Item 8. The selected financial data for the years ended 2004 and 2003 and the selected balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited financial statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$34,864	$31,050	$29,592	$19,890	$10,606
Marketing, general and administrative	11,198	11,170	6,776	5,716	2,433
Total operating expenses	46,062	42,220	36,368	25,606	13,039
Loss from operations	(46,062)	(42,220)	(36,368)	(25,606)	(13,039)
Interest income	1,786	2,648	1,492	375	108
Interest expense	(1,053)	(834)	(703)	(817)	(332)
Other income (expense)	(66)	(105)	(296)	12	8
Change in valuation of warrants	2,314	—	—	—	—
Total other income (expense), net	2,981	1,709	493	(430)	(216)
Net loss	(43,081)	(40,511)	(35,875)	(26,036)	(13,255)
Deemed dividend and accretion of Series C redeemable convertible preferred stock	—	—	(6)	(28,154)	—
Net loss applicable to common stockholders	$(43,081)	$(40,511)	$(35,881)	$(54,190)	$(13,255)
Historical net loss per share:
Basic and diluted	$(1.28)	$(1.49)	$(1.99)	$(51.48)	$(16.97)
Weighted-average shares—basic and diluted	33,581,590	27,247,385	18,060,992	1,052,624	781,054

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,362	$14,249	$12,065	$25,065	$5,610
Short-term investments	3,577	28,160	22,427	1,493	—
Working capital	19,427	31,504	28,986	22,176	3,466
Total assets	67,955	72,289	47,007	39,130	14,932
Debt, less current portion	6,342	5,754	3,532	4,224	3,501
Redeemable convertible preferred stock	—	—	—	43,672	—
Deficit accumulated during the development stage	(198,975)	(155,894)	(115,383)	(79,502)	(25,312)
Total stockholders’ equity (deficit)	34,880	44,635	35,714	(14,654)	8,278

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, Specifid, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. We initiated a Phase 3 registration trial of Specifid in patients with follicular B-cell NHL in July 2004 and completed patient enrollment in January 2006 with 349 patients randomized into the trial.  In addition, Specifid has been evaluated in several multi-center, open-label Phase 2 clinical trials involving more than 200 patients.

We believe Specifid may be effective in treating other types of B-cell NHL. In addition to our 89-patient Phase 2 clinical trial, four additional Phase 2 clinical trials of Specifid are ongoing. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology may enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma. We have exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of December 31, 2007, we had not generated any revenues, and we had financed our operations and internal growth through private placements of our stock and warrants, equipment and leasehold debt financings and the sale of common stock in our initial public offering, or IPO, in February 2005. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2007, our deficit accumulated during the development stage was approximately $199 million. We expect to incur substantial and increasing losses for the next several years as we:

• continue to develop and prepare for the commercialization of our lead product candidate, Specifid;

• expand our research and development programs;

• expand our current manufacturing capabilities to support commercial manufacturing of Specifid; and

• acquire or in-license oncology products that are complementary to our own.

Going Concern

As more fully described in the Risk Factors and Note 1 of the Notes to Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements related to the uncertainty of our ability to continue as a going concern. At December 31, 2007, we had $29.9 million in cash, cash equivalents and short-term investments that we believe will allow us to complete analysis of the primary endpoint in our Phase 3 registration trial, which is anticipated to occur no later than July 2008, but we will need to raise additional financing to continue operations beyond such time.  Although we may seek additional financing prior to that time, potential equity investors or other capital resources may not be willing to provide funding before our Phase 3 results are available.  If the results of our Phase 3 trial are negative or inconclusive, we may not be able to raise the necessary funds to continue as a going concern entity.  Even if the results of our Phase 3 trial are positive, we will need to raise additional financing within a very short period after completion of our analysis of such results in order to continue the clinical development activities necessary for completion of a BLA and prepare for commercialization, and we may not be able to complete a financing, either on favorable terms or at all, within such period.  If we are unable to complete an equity offering, or otherwise obtain sufficient financing, we may be required to reduce, defer, or discontinue our clinical development activities or may not be able to continue as a going concern entity.

Financial Operations Overview

Research and Development Expense.  Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of Specifid. We completed enrollment in our Phase 3 registration trial of Specifid following Rituxan in patients with follicular B-cell NHL in January 2006. We anticipate that the analysis of the primary endpoint in the trial will be completed and made available no later than July 2008. We have also completed enrollment in an 89-patient Phase 2 clinical trial and continue to evaluate the results. Four additional Phase 2 clinical trials of Specifid are ongoing.

From inception through December 31, 2007, we incurred costs of approximately $134.8 million associated with the research and development of Specifid, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance Specifid and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application, or BLA, for Specifid will be an additional $40 million.  We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, initially multiple sclerosis.

Clinical development timelines, likelihood of success and total costs vary widely. Although we are currently focused primarily on Specifid, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an ongoing basis in response to the scientific and clinical success of each product candidate.

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

Stock-Based Compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)).  Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  We adopted the provisions of SFAS 123(R) using a modified prospective application.  Accordingly, prior periods have not been revised for comparative purposes.  The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled.  Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, Accounting for Stock-Based Compensation.  Under provisions of SFAS 123(R), we recorded approximately $4.6 million and $4.0 million of stock-based compensation expense in our Statements of Operations for the years ended December 31, 2007 and 2006, respectively.  Prior to the adoption of SFAS 123(R), we recorded approximately $2.9 million of stock-based compensation expense for certain options granted during 2005 and 2004 in our Statement of Operations for the year ended December 31, 2005 under the provisions of APB 25 based upon their intrinsic value.  At December 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under our stock award plans but not yet recognized, excluding performance-based options, was approximately $4.8 million, net of estimated forfeitures of approximately $470,000.  This cost will be amortized using the straight-line method over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

In 2007, we granted to employees performance-based stock options for the purchase of approximately 800,000 shares of common stock under the 2001 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”).  Vesting is tied to achievement of certain milestones. For purposes of measuring compensation expense, the amount of awards ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Management has initially assessed the likelihood of achieving all of the milestones as less than probable as they are dependent upon many factors which are not determinable at this time.  As such, the compensation cost related to the options of approximately $1.9 million will be recognized, over their respective expected terms, when achievement of the milestones is deemed probable.

Refer to Note 5 and Note 6 of the Notes to Financial Statements for further information on our accounting for stock-based compensation.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2007 to 2006

Research and Development.  Research and development expense increased from approximately $31.1 million in 2006 to $34.9 million in 2007. The increase of $3.8 million, or 12%, was due primarily to an increase of approximately $1.7 in increased rent, $1.3 million in additional depreciation and $500,000 in additional utility expense associated with the expansion of our commercial-scale manufacturing facility; an increase of approximately $1.9 million in additional outside services and consulting and other expenses to support our Phase 3 registration trial; an increase of approximately $1.2 million for additional personnel; and an increase of approximately $225,000 in stock-based compensation costs; offset by a decrease of approximately $2.2 million in clinical trial site costs; and the decrease in cash bonus expense of $800,000 as possible payment of the Company’s cash bonus plan is contingent upon meeting certain milestones in 2008 which are currently considered less than probable.

Marketing, General and Administrative.  Marketing, general and administrative expense was approximately $11.2 million in 2006 and 2007. Although there was no change in the total spending, there was an increase of approximately $350,000 in stock-based compensation; an increase of approximately $750,000 for additional administrative personnel; and an increase of approximately $200,000 in maintenance fees associated with our new commercial software infrastructure; offset by a decrease of approximately $700,000 related to strategic marketing programs and consulting services associated with the preparation of the commercial infrastructure for Specifid which was expensed during 2006; a decrease of approximately $100,000 in travel costs; and the decrease in cash bonus expense of $500,000 as possible payment of the Company’s cash bonus plan is contingent upon meeting certain milestones in 2008 which are currently considered less than probable.

Interest Income.  Interest income decreased from approximately $2.6 million in 2006 to $1.8 million in 2007. The decrease of $800,000, or 31%, was primarily a result of lower average cash, cash equivalents and short term investments balance of $31.4 million available for investment in 2007 as compared to $51.7 million in 2006.  The lower cash, cash equivalents and short-term investments is due primarily to the timing of our financing effort in 2007 and an increase in operating expense.

Interest Expense.  Interest expense increased from approximately $830,000 in 2006 to $1.1 million in 2007. The increase of $220,000, or 26%, was primarily a result the higher average loan balance of $12.8 million in 2007 as compared to $7.6 million in 2006; offset by approximately $400,000 of capitalized interest in 2007 associated with our ongoing commercial software projects and expansion of our commercial-scale manufacturing facility.

Change in Valuation of Warrants.  In November 2007, the Company issued warrants to purchase 4.4 million shares of Common Stock in conjunction with the registered direct offering of Common Stock and warrants. These warrants were recorded as a liability of $4.8 million utilizing the Black-Scholes valuation model for estimating the fair value as of the closing date, November 7, 2007. On December 31, 2007, the warrants were revalued at $2.5 million. The $2.3 million change in value was recorded as other income.

Comparison of Fiscal Years Ended December 31, 2006 to 2005

Research and Development.  Research and development expense increased from approximately $29.6 million in 2005 to $31.1 million in 2006. The increase of $1.5 million, or 5%, was due primarily to an increase of approximately $2.4 million for the compensation costs of additional personnel and the 2006 merit bonus program; an increase of approximately $950,000 primarily due to the increased amortization of deferred rent associated with the amended long-term lease agreements related to our facility expansion; an increase of approximately $650,000 to support our Phase 3 registration trial and Information Technology outside services, clinical and regulatory third-party consulting services to prepare for the commercialization of Specifid; and an increase of approximately $550,000 in stock-based compensation costs due to the implementation of SFAS 123(R); offset by a decrease of approximately $2.3 million of raw materials and supplies for the manufacture of Specifid due to the completion of patient enrollment into our pivotal Phase 3 clinical trial in the first quarter of 2006 and a decrease of approximately $1.3 million in clinical trial site costs.

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

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of December 31, 2007, we had received proceeds of approximately $76.1 million, net of stock issuance costs from the sale of preferred stock which was converted to common stock; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions and offering expenses; proceeds of approximately $74.9 million from the sale of common stock and warrants to purchase common stock to certain investors, in private placement and registered direct offerings, net of offering expenses and proceeds of $3.3 million from the sale of common stock to certain investors, in a committed equity financing facility.

As of December 31, 2007 we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $29.9 million.  Total debt of $11.6 million was outstanding at that date.  These obligations are secured by our existing and future assets excluding intellectual property and are due in monthly installments through January 2011. They bear interest at effective rates ranging from approximately 9.34% to 12.17%.  The debt agreements subject us to certain financial and non-financial covenants. As of December 31, 2007, we were in compliance with the terms of the debt agreements.

Cash Flows

As of December 31, 2007, cash, cash equivalents and short-term investments were approximately $29.9 million as compared to $42.4 million at December 31, 2006, a decrease of approximately $12.5 million. The decrease resulted primarily from the net cash used to fund ongoing operations; offset by $33.5 million in net proceeds received from sales of common stock and warrants to purchase common stock during 2007.

As of December 31, 2006, cash, cash equivalents and short-term investments were approximately $42.4 million as compared to $34.5 million at December 31, 2005, an increase of approximately $7.9 million. The increase resulted primarily from the $45 million in net proceeds received from our private placement in 2006, partially offset by net cash used to fund ongoing operations.

Net cash used in operating activities was approximately $37.7 million for the year ended December 31, 2007, compared to approximately $32.1 million for the same period in 2006.  The increase of approximately $5.6 million is primarily due to an increase in operating expenses related to additional personnel and other expenses related to the continuing clinical development and preparation for commercialization of Specifid.

Net cash used in operating activities was approximately $32.1 million for the year ended December 31, 2006, compared to approximately $29.6 million for the same period in 2005.  The increase of approximately $2.5 million is primarily due to an increase in operating expenses related to additional personnel and other expenses related to the continuing clinical development and preparation for commercialization of Specifid.

Net cash provided by investing activities for the year ended December 31, 2007 was approximately $15.4 million compared to net cash used in investing activities of $15.5 million for the same period in 2006.  The increased use of cash of approximately $30.9 million is due to a decrease of approximately $48.5 million in purchases of short-term investments, a decrease of $18.5 million in maturities of short-term investments and $1.9 million in restricted cash to collateralize the letter of credit, which was required in 2006 in connection with our facility lease agreement; offset by an increase of approximately $1 million in property and equipment purchases.

Net cash used in investing activities for the year ended December 31, 2006 was approximately $15.5 million compared to net cash used in investing activities of $22.7 million for the same period in 2005.  The decrease of approximately $7.2 million is due to an increase of approximately $16 million in short-term investment maturities net of short-term investment purchases, offset by an increase of approximately $6.8 million in property and equipment purchases and the increase of $1.9 million in restricted cash to collateralize the letter of credit.

Net cash provided by financing activities for the year ended December 31, 2007 totaled $34.3 million, reflecting primarily the net proceeds from sales of common stock and warrants in 2007 of approximately $33.5 million.  Net cash provided by financing for the same period in 2006 totaled approximately $49.8 million, reflecting primarily the net proceeds of our private placement of common stock and warrants in 2006 of approximately $45 million.

Net cash provided by financing activities for the year ended December 31, 2006 totaled $49.8 million, reflecting primarily the net proceeds from our private placement of common stock and warrants in 2006 of approximately $45 million.  Net cash provided by financing for the same period in 2005 totaled approximately $39.4 million, reflecting primarily the net proceeds of our IPO of $39.5 million in February 2005.

Funding Requirements

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

• the results of our ongoing pivotal Phase 3 clinical trial of Specifid;

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

• effects of competing technological and market developments; and

• the success of the commercialization of Specifid.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from equipment and leasehold improvement debt financing. We believe that our existing funds will allow us to complete analysis of the primary endpoint in our Phase 3 registration trial, which is anticipated to occur no later than July 2008, but we will need to raise additional financing to continue operations beyond such time.  We intend to seek additional financing through the sale of equity securities, strategic collaboration agreements, debt financings or a combination of the foregoing.  However, potential equity investors, strategic partners and other sources of financing may not be willing to provide funding before our Phase 3 results are available.  If the results of our Phase 3 trial are negative or inconclusive, we may not be able to raise the necessary funds to continue as a going concern entity.  Even if the results of our Phase 3 trial are positive, we will need to raise additional financing within a very short period after completion of our analysis of such results in order to continue the clinical development activities necessary for completion of a BLA and prepare for commercialization, and we may not be able to complete a financing, either on favorable terms or at all, within such period. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Our loan and security agreements with Oxford Finance Corporation and GE Capital Corporation, or the lenders, contain a restrictive financial covenant requiring us to maintain a minimum of $15 million in available cash, cash equivalents and short-term investments, or available cash balances.  If our available cash balances drop below $15 million, the lenders could require us to execute a letter of credit, or LOC, for their benefit equal to the outstanding loan balances at that time. We would be required to use a significant amount of our available cash balance to collateralize the LOC which would reduce the cash available to fund operations of the Company.

As of December 31, 2007, 2006 and 2005, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 8 of the Notes to Financial Statements included elsewhere in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)

Long-term debt obligations(1)	$13,166	$6,292	$6,861	$13	$—
Operating lease obligations	93,217	4,343	9,290	9,948	69,636

Total	$106,383	10,635	16,151	9,961	69,636

(1) Includes monthly principal and interest payments. The stated annual rates of interest on the loans range from 9.34% to 12.17%.

Under terms of existing supply and licensing agreements, we are obligated to make milestone payments of up to $950,000 based upon certain events occurring. As the timing of those events is unknown they have been excluded from the table.

We also enter into agreements with service providers and clinical sites that administer and conduct our clinical trials, respectively. We make payments to the service providers and sites based upon the number of patients enrolled. For the years ended December 31, 2007, 2006 and 2005, we had made aggregate payments of $3 million, $5.2 million, and $5.1 million, respectively  in connection with our clinical trials. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future patient enrollment costs we will incur and therefore have excluded these costs from the above table.

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

As of December 31, 2007, we had $3.5 million in restricted cash associated with our facility lease.

Related Party Transactions

For a description of our related party transactions, see Item 13, “Certain Relationships and Related Transactions” and refer to Note 8 of the Notes to Financial Statements.

Subsequent Event

In January 2008, we granted to employees performance-based stock options for the purchase of approximately 1.8 million shares of common stock under the Equity Incentive Plan.  Vesting is tied to achievement of certain milestones. For purposes of measuring compensation expense, the amount of awards ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Management has initially assessed the likelihood of achieving all of the milestones as less than probable as they are dependent upon many factors which are not determinable.  As such, the compensation cost related to the options of approximately $1.8 million will be recognized, over their respective expected terms, when achievement of the milestones is deemed probable.

Recently Issued Accounting Pronouncements

Refer to Note 1 of the Notes to Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates over the next year would have a significant impact on our interest income. As of December 31, 2007, all of our short-term investments were corporate bonds and notes and asset-backed securities, and our cash equivalents were held in checking accounts and money market funds.

Item 8.            Financial Statements and Supplementary Data

The information required by this Item is included in Part IV, Item 15(a).

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Control

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report included below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Favrille, Inc.

We have audited Favrille, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Favrille, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Favrille, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Favrille, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and the period of January 21, 2000 (inception) to December 31, 2007 and our report dated February 26, 2008 expressed an unqualified opinion thereon, and included an explanatory paragraph that highlighted a going concern uncertainty.

/s/ Ernst & Young LLP
San Diego, California
February 26, 2008

Item 9B. Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors and Executive Officers

See the section entitled “Executive Officers and Directors of the Registrant” in Part I, Item 1 hereof for certain information regarding executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on a review of the copies of Section 16(a) forms reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted the Favrille, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees.  The Code of Business Conduct and Ethics is available in the Corporate Governance section under “Investor Relations” on our website at www.favrille.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

We have adopted a formal process by which stockholders may recommend nominees to our board of directors. This information is available in the Corporate Governance section under "Investor Relations" on our website at www.favrille.com. No material changes to this policy have been made since we provided disclosure regarding this policy in our proxy statement for 2007 annual meeting of stockholders.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

The Audit Committee is composed of three directors.  Until June 21, 2007, the members of the Audit Committee were Mr. Middleton and Drs. Minocherhomjee and Molowa.  On June 21, 2007, Mr. Roe was appointed to the Audit Committee, replacing Dr. Minocherhomjee.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards).  The Board of Directors has also determined that Mr. Middleton qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.  The Board made a qualitative assessment of Mr. Middleton’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Item 11.                 Executive Compensation

Compensation Committee Report

The material in this report is not “soliciting material,” is not deemed “filed” with the Commission, and is not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Mr. Michael L. Eagle

Mr. Wayne I. Roe

Dr. Ivor Royston

Compensation Discussion and Analysis

Overview

Our executive compensation and benefit program aims to encourage our management team to continually pursue our strategic opportunities while effectively managing the risks and challenges inherent to a development stage pharmaceutical/biotechnology company. Specifically, we have created a compensation package that combines short- and long-term components, cash and equity, and fixed and contingent payments, in the proportions we believe are most appropriate to motivate and reward our senior management for achieving the following goals:

•                  foster a highly creative, collegial and integrated team whose participants understand and share our business objectives and ethical and cultural values;

•                  lead the Company by demonstrating forward thinking in the identification, development and commercialization of those product candidates, both internally developed and in-licensed, that fit most closely within our clinical targets;

•                  control the multiple dimensions of our business, from research and development, through clinical trials, manufacturing, strategic alliances and all aspects of operations in order to maximize the value of each dollar deployed;

•                  identify and satisfy our short and long-term financing requirements in a highly strategic and creative manner, and deploy available funds for maximum benefit to us and our stockholders; and

•                  create a scientific and clinical organization capable of directing resources toward practical and commercially viable products, whether developed in-house or licensed from strategic partners.

Our executive compensation structure not only aims to be competitive in our industry, but also to be fair relative to compensation paid to other professionals within our organization, relative to our short and long-term performance and relative to the value we deliver to our stockholders. As we continually develop our compensation approach, we seek to implement an approach that rewards our executive officers when we achieve our goals and objectives, and generate returns consistent with other early stage pharmaceutical/biotechnology companies in our industry. At the same time, we align the compensation risks of our key managers with the downside to our stockholders if such key managers’ decisions result in poor performance and our goals and objectives are not achieved. We seek to foster a performance-oriented culture, where individual performance is aligned with organizational objectives. We evaluate and reward our executive officers based on their contribution to the achievement of short and longer term goals and objectives; their willingness to challenge and improve existing policies and structures; and their ability to take advantage of unique opportunities and overcome difficult challenges within our business.

Components of our Executive Compensation and Benefits Program

Our performance-driven compensation program consists of five components: base salary, annual cash bonuses, long-term incentives, benefits and severance/termination protection.

We utilize short term compensation, including base salary, annual adjustments to base salary and cash bonuses, to motivate and reward our key executives in accordance with our “Performance on Objectives” program. Our Compensation Committee has established this program to set and refine management objectives, and to measure performance against those objectives. We measure and provide feedback on the following categories of individual performance:

•                  delivery of results against our “Performance on Objectives” program;

•                  assessment of professional effectiveness, consisting of a portfolio of competencies that include leadership, commitment, creativity and team accomplishment; and

•                  knowledge and skills, focusing on capabilities, capacity and willingness to learn.

We balance individual and company-wide goals and achievements. On an individual level, we set clearly defined goals for each member of our executive team, focusing on the categories mentioned above, with an emphasis on quantifiable and achievable goals. Our process is participatory, rather than dictatorial; we engage in a collaborative process with each executive to define his or her personal objectives, as well as those of the function/department for which the executive is responsible. Each executive participates in establishing the objectives of our company as a whole, and offers his or her views as to the goals of each function/department, insofar as those goals impact the individual executive’s own organization and our company overall. Corporate goals are ultimately approved by the Board. Individual goals for executive officers other than our Chief Executive Officer are ultimately approved by the Compensation Committee. Our Chief Executive Officer’s individual goals are the corporate goals.

We evaluate each executive officer annually based on the achievement of Company goals and objectives, departmental or functional area goals and individual performance objectives. At the end of each year, we review final results versus objectives and begin discussions regarding performance objectives for the next fiscal year. Incentive compensation, based on the achievement of goals and objectives, may be awarded in the form of an annual performance cash bonus and/or equity-based awards. Our annual performance cash bonuses are used to reward the achievement of annual objectives, and our equity-based awards are used to align the interests of our senior executives with those of our stockholders and to promote a longer term performance perspective and reward progress toward achieving our long-term strategy.

Our senior executives’ total compensation may vary significantly year to year based on Company, functional area and individual performance.

Short-term Compensation: Our short-term compensation program consists of base salary and cash bonuses. Base salary will typically be used to recognize the experience, skills, knowledge and responsibilities required of each executive officer, as well as competitive market conditions. In establishing the 2007 base salaries of the named executive officers, our Compensation Committee and management took into account a number of factors, including the executive’s seniority, position and functional role, level of responsibility and, to the extent such individual was employed by us for at least the prior three months, his or her accomplishments against personal and corporate objectives. For executives hired during the fourth quarter of any year, the base salary is not adjusted during the subsequent year. Base salaries for our senior executives are generally positioned between the 50th and 60th percentiles versus our peer group (see discussion under “Competitive Market Review”).

The base salary of our named executive group is reviewed on an annual basis and adjustments are made to reflect performance-based factors, as well as competitive conditions. Increases are considered within the context of our overall annual merit increase budget before more specific individual and market competitive factors are considered. We do not apply specific formulas to determine increases. Generally executive salaries are adjusted effective January 1 of each year.

During 2006, the Board approved an annual performance-based cash bonus program for our executive officers based on the achievement of corporate annual goals and objectives, departmental or functional area goals, as well as individual performance objectives. Awards under the program are based on a thorough quantitative and qualitative review of all the facts and circumstances related to corporate, department/function and individual performance when determining each individual’s annual bonus. Under the program, our Chief Executive Officer is eligible to receive a target bonus equal to 40% of his base salary based on upon achievement of corporate objectives, and each of our other executive officers is eligible to receive a target bonus equal to 30% of his or her base salary, 60% of which is derived from corporate objectives and 40% of which is derived from individual objectives. An individual may receive an award from zero to 100% of his or her target bonus based on the review of results.

Long-term Compensation: At present, our long-term compensation consists solely of stock options. Our option grants are designed to align management’s performance objectives with the interests of our stockholders. Our Compensation Committee grants options to key executives in order to enable them to participate in the long term appreciation of our stockholder value, while personally feeling the impact of any business setbacks, whether Company-specific or industry based. Additionally, stock options provide a means of ensuring the retention of key executives, inasmuch as they are in almost all cases subject to vesting over an extended period of time.

In general, stock options are granted annually in March of each year during an open trading window, and are subject to vesting based on the executive’s continued employment. Most options vest over four years with 25% vesting on the first anniversary of the grant date and then 1/48th vesting each month thereafter.

The initial option grant made to each executive upon joining the Company is primarily based on competitive conditions applicable to the executive’s specific position. In addition, the Compensation Committee considers the number of options owned by other executives in comparable positions within our Company and has established stock option targets for specified categories of executives. The Compensation Committee believes this strategy is consistent with the approach of other development stage companies in our industry and is appropriate for aligning the interests of our executives with those of our stockholders over the long term.

Generally, annual stock option grants to executives are based on achievement of corporate and individual goals and objectives. Our Chief Executive Officer is eligible to receive options up to 40% of the expected stock option grant for a newly-hired Chief Executive Officer. Each of our other executive officers is eligible to receive options up to 35% of the expected stock option grant for newly-hired personnel in a comparable position.

Ultimately, awards to senior executives are driven by their sustained performance over time, their ability to impact our results that drive stockholder value, their organization level, their potential to take on roles of increasing responsibility in our Company, and competitive equity award levels for similar positions and organization levels in our peer companies.

In March 2007, our Board granted stock options to executives based upon the recommendations of our Compensation Committee. These grants were made during our regularly scheduled Board meeting, during an open trading window. The exercise price of the options was equal to the closing trading price of our stock on the day immediately prior to the date of grant. The Compensation Committee believes this ensures that the exercise price of our options will not be influenced by non-public information. The options vest over fours years with 25% vesting on the first anniversary of the date of grant and 1/48th vesting monthly over the remaining 36 months.

In June 2007, our Board granted performance-based stock options to executives based upon the recommendations of our Compensation Committee. The exercise price of the options was equal to the closing trading price of our stock on the day immediately prior to the date of grant. The Compensation Committee believes this ensures that the exercise price of our options will not be influenced by non-public information. The options will fully vest and become exercisable only upon FDA approval to market Specifid.

In January 2008, our Board granted performance-based stock options to executives based upon the recommendations of our Compensation Committee. In lieu of granting annual stock options in 2008, the Compensation Committee used market survey data developed by our executive compensation consulting firm, Setren, Smallberg & Associates, to increase the potential ownership of executives, on a one-time adjustment basis. These options put into place market incentives that will help drive the creation of stockholder value at a unique juncture in the Company’s history, immediately prior to potential FDA approval of Specifid, the Company’s lead product candidate. The exercise price of the options was equal to the closing trading price of our stock on the day immediately prior to the date of grant. The Compensation Committee believes this ensures that the exercise price of our options will not be influenced by non-public information. Fifty percent (50%) of the shares shall vest immediately upon FDA approval of Specifid and the remaining 50% will vest monthly over the following 24 months.

Benefits. We provide the following benefits to our senior executives generally on the same basis as the benefits provided to all employees:

•                  Health, dental and vision insurance;

•                  Life insurance;

•                  Health and dependent care flexible spending account;

•                  Employee Stock Purchase Plan;

•                  Short-and long-term disability; and

•                  401(k) plan.

These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Severance Compensation & Termination Protection: We have entered into employment agreements with our executive officers, including our Chief Executive Officer and all other named executive officers. These agreements are described in more detail elsewhere in this Annual Report, including the section titled “Employment Agreements and Arrangements”. These agreements provide for severance compensation to be paid and stock options to be accelerated, each in specified amounts, if the executives are terminated without cause by us. “Cause” is defined in the agreements. The Compensation Committee believes that these severance compensation and stock option acceleration provisions are necessary to attract and retain qualified executives while preserving the Company’s flexibility to make changes in senior management if such changes are in the best interests of the Company and its stockholders.

Assessment of 2006 and 2007 Performance Results Versus Our Objectives

Our primary business objective is to become a leader in the development and commercialization of oncology therapeutics. We intend to build our oncology product portfolio through our internal research efforts, our use of proprietary technologies and our acquisition or in-licensing of complementary products and technologies. In order to enable these strategic initiatives to continue, we must continue to focus on effective financing strategies, which may include raising additional capital through the issuance of equity instruments. We must also focus on continually strengthening our management team, in order to provide the human resources necessary to carry out our business objectives.

Based on management’s proposal, the Board approved the following corporate objectives for 2006:

•                  Complete financings to appropriately fund the Company and manage operating expenses to budget (20%)

•                  Develop commercialization plans for our lead product, Specifid, for US and international markets (20%)

•                  Design and initiate construction of commercial-scale manufacturing facility (15%)

•                  Design systems to manage the commercial-scale manufacturing processes (25%)

•                  Manage clinical trial program and complete interim analysis of pivotal Phase 3 clinical trial (20%)

We continued to make significant progress in our product development efforts: we completed patient enrollment for our pivotal Phase 3 clinical trial of Specifid; received fast-track designation from the FDA for Specifid; announced three-year follow up data from our Phase 2 clinical trial of Specifid following Rituxan in patients with follicular B-cell NHL; and announced the results of a planned interim analysis of our pivotal Phase 3 clinical trial. We also initiated construction to expand our 20,000 square-foot pilot manufacturing facility into an 80,000 square-foot commercial scale manufacturing facility in which we plan to manufacture Specifid for commercial sale after we receive FDA approval. In March 2006, we completed a private placement of our common stock and warrants for gross proceeds of $45.4 million. In addition, in December 2006, we entered into a Committed Equity Financing Facility with Kingsbridge Capital which gives us access to up to $40 million at our discretion over the next three years. Overall, the Company accomplished 84% of its corporate objectives for 2006. These developments reflected the efforts of our management team and were taken into account by the Compensation Committee in awarding increases in base salary and performance-based cash bonuses and stock options to our named executive officers.

Based on management’s proposal, the Board approved the following corporate objectives for 2007:

•                  Execute financing strategy to support Company operations as appropriate (33%)

•                  Manage commercialization and portfolio expansion programs (33%)

•                  Complete construction of commercial-scale manufacturing facility and manage implementation of systems and manufacturing processes necessary for inclusion in Biologics License Application for Specifid (34%)

In 2007, we implemented major systems and clinical trial databases to allow for data collection and analysis of the primary endpoint in our Phase 3 clinical registration trial anticipated no later than July 2008.  We completed two registered direct offerings of common stock and warrants for aggregate gross proceeds of approximately $31 million in February and November of 2007 and sold 1.1 million shares of common stock in accordance with our CEFF for total gross proceeds of $3 million in July and September of 2007.  We completed the expansion of our commercial-scale manufacturing facility and the validation is on schedule to be completed by the time of our anticipated BLA filing for Specifid, which is expected to occur by the end of 2008. In June 2007, we expanded our product pipeline with the acquisition of a panel of optimized anti-CD20 antibodies along with corresponding patents and an exclusive, royalty-free license to selected pending patents for commercialization of the panel. Overall, the Company accomplished 59% of its corporate objectives. These developments reflected the efforts of our management team which will be taken into account by the Compensation Committee in awarding increases in base salary and performance-based cash bonuses to our named executive officers which have been made contingent upon our achieving certain milestones during 2008.

Compensation Actions for Our Chief Executive Officer and Our Other Named Executive Officers

Compensation actions during 2006 and 2007 reflect our management’s and the Compensation Committee’s assessments of performance relative to corporate goals and objectives, departmental or functional area goals and individual performance objectives and comparisons against market benchmarks described earlier in this discussion.

John P. Longenecker, Ph.D., our Chief Executive Officer, makes recommendations to our Compensation Committee as to individual compensation actions for the senior executives included within the named executive officers (other than himself). During 2006, using the same criteria outlined above, the Compensation Committee worked directly with Setren, Smallberg & Associates, its independent compensation consultant, to determine the compensation recommendations that the Compensation Committee made to our Board of Directors regarding specific compensation actions for Dr. Longenecker and our other named executive officers. During 2007, upon the recommendation of Setren, Smallberg & Associates, the Compensation Committee asked our Chief Financial Officer to “age”, or increase, the 2006 data presented by Setren, Smallberg & Associates by 4%. The Compensation Committee used the “aged” data and the performance measurements outlined above to make recommendations to our Board of Directors regarding specific compensation actions for Dr. Longenecker and to determine compensation actions for our other named executive officers.

Compensation actions taken during 2007 for our Chief Executive Officer and our other named executive officers are summarized as follows:

John P. Longenecker, Ph.D. — President, Chief Executive Officer and Director

As Chief Executive Officer, Dr. Longenecker has overall responsibility for the execution of our annual and long-term plans consistent with our strategy. Under Dr. Longenecker’s leadership, we made significant progress in 2006 and 2007 toward those goals. Specifically as noted in the corporate objectives above, Dr. Longenecker continued to focus management on continuing clinical development of Specifid while preparing for commercialization of Specifid upon FDA approval. Dr. Longenecker also led our efforts to continue to raise necessary funds for ongoing operations and oversaw negotiations with our investors relating to financing terms. Our Compensation Committee also recognized Dr. Longenecker’s significant contributions in defining and maintaining our corporate culture and collegial, inclusive team-building processes.

•                  Base Salary: In March 2007, at the recommendation of the Compensation Committee, our Board of Directors set Dr. Longenecker’s 2007 base salary at $400,000, effective January 1, 2007. This base salary represents a 3.9% increase from the prior year’s salary of $385,000. This increase was awarded to recognize Dr. Longenecker’s accomplishments in 2006 and the position of his 2006 base salary versus market benchmarks.

•                  Annual Merit Cash Bonus: In accordance with the Company’s annual merit cash bonus plan, Dr. Longenecker is eligible for a cash bonus of up to 40% of his base salary. In March 2007, the Board awarded Dr. Longenecker a cash bonus of $129,360 based on the achievement of 84% of 2006 corporate objectives listed above.  The cash bonus based on the achievement of 59% of the 2007 corporate objectives has not been awarded and has been made contingent upon the Company’s achieving certain milestones in 2008.

•                  Annual Stock Option Grants: In March 2007, at the recommendation of the Compensation Committee, our Board of Directors granted Dr. Longenecker options to purchase 271,695 shares of our common stock at an exercise price of $2.57 per share. This represented the closing price of our common stock on the day preceding the date of grant. The options vest over fours years with 25% vesting on the first anniversary of the date of grant and 1/48th vesting monthly over the remaining 36 months.

•                  Performance-based Stock Option Grants Tied to Future Milestones: In June 2007, at the recommendation of the Compensation Committee, our Board of Directors granted Dr. Longenecker options to purchase 60,000 shares of our common stock at an exercise price of $3.88 per share. This represented the closing price of our common stock on the day preceding the date of grant. The options will fully vest and become exercisable only upon FDA approval to market Specifid.

Tamara A. Seymour — Chief Financial Officer and Vice-President of Finance and Administration

•                  Individual Objectives: In 2006 and 2007, Ms. Seymour’s performance was assessed on the following individual objectives:  leadership of cash flow management and cost reduction programs (15%); completion of equity financings (15%); management of corporate governance, SEC reporting and finance functions (25%); development and oversight of investor relations function (15%); management of human resource, administration and IT functions (30%).

•                  Base Salary: In March 2007, at the recommendation of the Compensation Committee, our Board of Directors set Ms. Seymour’s 2007 base salary at $275,000, effective January 1, 2007. This base salary represents a 10% increase from the prior year’s salary of $250,000. This increase was awarded by our Board of Directors to recognize Ms. Seymour’s accomplishments in 2006 and the position of her 2006 base salary versus market benchmarks.

•                  Annual Merit Cash Bonus: In accordance with the Company’s annual merit cash bonus plan, Ms. Seymour is eligible for a cash bonus of up to 30% of her base salary. In March 2007, the Board awarded Ms. Seymour a cash bonus of $65,700 based on the achievement of 84% of 2006 corporate objectives and 92% of her individual objectives.  The cash bonus based on the achievement of 59% of the 2007 corporate objectives and 90% of her individual objectives has not been awarded and has been made contingent upon the Company’s achieving certain milestones in 2008.

•                  Annual Stock Option Grants: In March 2007, at the recommendation of the Compensation Committee, our Board of Directors granted Ms. Seymour options to purchase 61,980 shares of our common stock at an exercise price of $2.58 per share. This represented the closing price of our common stock on the day preceding the date of grant. The options vest over fours years with 25% vesting on the first anniversary of the date of grant and 1/48th vesting monthly over the remaining 36 months.

•                  Performance-based Stock Option Grants Tied to Future Milestones:  In June 2007, at the recommendation of the Compensation Committee, our Board of Directors granted Ms. Seymour options to purchase 40,000 shares of our common stock at an exercise price of $3.88 per share. This represented the closing price of our common stock on the day preceding the date of grant. The options will fully vest and become exercisable only upon FDA approval to market Specifid.

Daniel Gold, Ph.D. — Chief Scientific Officer and Founder

•                  Individual Objectives:  In 2006 and 2007, Dr. Gold’s performance was assessed on the following individual objectives: management of the technology transfer from development to commercial manufacturing process and assist in validation in support of filing Biologic License Application for Specifid (50%); leadership of portfolio expansion plan (15%); participation in equity financing efforts (15%); management and oversight of research and development function (20%).

•                  Base Salary: In March 2007, at the recommendation of the Compensation Committee, our Board of Directors set Dr. Gold’s 2007 base salary at $295,000, effective January 1, 2007. This base salary represents a 7.3% increase from the prior year’s salary of $275,000. This increase was awarded to recognize Dr. Gold’s accomplishments in 2006 and the position of his 2006 base salary versus market benchmarks.

•                  Annual Merit Cash Bonus: In accordance with the Company’s annual merit cash bonus plan, Dr. Gold is eligible for a cash bonus of up to 30% of his base salary. In March 2007, the Board awarded Dr. Gold a cash bonus of $71,940 based on the achievement of 84% of 2006 corporate objectives and 92% of his individual objectives.  The cash bonus based on the achievement of 59% of the 2007 corporate objectives and 95% of his individual objectives has not been awarded and has been made contingent upon the Company’s achieving certain milestones in 2008.

•                  Annual Stock Option Grants: In March 2007, at the recommendation of the Compensation Committee, our Board of Directors granted Dr. Gold options to purchase 130,697 shares of our common stock at an exercise price of $2.58 per share. This represented the closing price of our common stock on the day preceding the date of grant. The options vest over fours years with 25% vesting on the first anniversary of the date of grant and 1/48th vesting monthly over the remaining 36 months.

•                  Performance-based Stock Option Grants Tied to Future Milestones:  In June 2007, at the recommendation of the Compensation Committee, our Board of Directors granted Dr. Gold options to purchase 40,000 shares of our common stock at an exercise price of $3.88 per share. This represented the closing price of our common stock on the day preceding the date of grant. The options will fully vest and become exercisable only upon FDA approval to market Specifid.

David L. Guy — Chief Commercial Officer

•                  Individual Objectives:  In 2006 and 2007, Mr. Guy’s performance was assessed on the following individual objectives: development and implementation of commercialization and marketing strategy and infrastructure for Specifid (45%); management of business development function (25%); development and oversight of Favrille’s communications with medical community (20%); oversight of project management function (10%).

•                  Base Salary: In March 2007, at the recommendation of the Compensation Committee, our Board of Directors set Mr. Guy’s 2007 base salary at $265,000, effective January 1, 2007. This base salary represents a 6% increase from the prior year’s salary of $250,000. This increase was awarded to recognize Mr. Guy’s accomplishments in 2006 and the position of his 2006 base salary versus market benchmarks.

•                  Annual Merit Cash Bonus: In accordance with the Company’s annual merit cash bonus plan, Mr. Guy is eligible for a cash bonus of up to 30% of his base salary. In March 2007, the Board awarded Mr. Guy a cash bonus of $66,300 based on the achievement of 84% of 2006 corporate objectives and 95% of his individual objectives.  The cash bonus based on the achievement of 59% of the 2007 corporate objectives and 85% of his individual objectives has not been awarded and has been made contingent upon the Company’s achieving certain milestones in 2008.

•                  Annual Stock Option Grants: In March 2007, at the recommendation of the Compensation Committee, our Board of Directors granted Mr. Guy options to purchase 62,546 shares of our common stock at an exercise price of $2.58 per share. This represented the closing price of our common stock on the day preceding the date of grant. The options vest over fours years with 25% vesting on the first anniversary of the date of grant and 1/48th vesting monthly over the remaining 36 months.

•                  Performance-based Stock Option Grants Tied to Future Milestones: In June 2007, at the recommendation of the Compensation Committee, our Board of Directors granted Mr. Guy options to purchase 40,000 shares of our common stock at an exercise price of $3.88 per share. This represented the closing price of our common stock on the day preceding the date of grant. The options will fully vest and become exercisable only upon FDA approval to market Specifid.

John Bender, Pharm.D. — Sr. Vice-President of Clinical Research

•                  Individual Objectives: In 2006, Dr. Bender’s performance was assessed on the following objectives: management and oversight of clinical research function (45%); management and oversight of pivotal Phase 3 clinical trial for Specifid (55%). In 2007, Dr. Bender’s performance was assessed on the following objectives: management and oversight of clinical research function (20%); leadership of preparation of clinical data section of the Biologics License Application for Specifid (80%).

•                  Base Salary: In March 2007, at the recommendation of the Compensation Committee, our Board of Directors set Dr. Bender’s 2007 base salary at $272,000 effective January 1, 2007. This base salary represents a 4.1% increase from the prior year’s salary of $261,250. This increase was awarded to recognize Dr. Bender’s accomplishments in 2006.

•                  Annual Merit Cash Bonus: In accordance with the Company’s annual merit cash bonus plan, Dr. Bender is eligible for a cash bonus of up to 30% of his base salary. In March 2007, the Board awarded Dr. Bender a cash bonus of $69,284 based on the achievement of 84% of 2006 corporate objectives and 95% of his individual objectives.  The cash bonus based on the achievement of 59% of the 2007 corporate objectives and 95% of his individual objectives has not been awarded and has been made contingent upon the Company’s achieving certain milestones in 2008.

•                  Annual Stock Option Grants: In March 2007, at the recommendation of the Compensation Committee, our Board of Directors granted Dr. Bender options to purchase 62,546 shares of our common stock at an exercise price of $2.58 per share. This represented the closing price of our common stock on the day preceding the date of grant. The options vest over fours years with 25% vesting on the first anniversary of the date of grant and 1/48th vesting monthly over the remaining 36 months.

•                  Performance-based Stock Option Grants Tied to Future Milestones: In June 2007, at the recommendation of the Compensation Committee, our Board of Directors granted Dr. Bender options to purchase 40,000 shares of our common stock at exercise price of $3.88 per share. This represented the closing price of our common stock on the day preceding the date of grant. The options will fully vest and become exercisable only upon FDA approval to market Specifid.

2006 / 2007 Executive Annual Merit Cash Bonus Plan Payout to Named Executive Officers

Named Executive Officer	Year	Base Salary ($)	Target Bonus % (as a % of base salary)	Target Bonus ($)	Corporate Goal % (as a % of target bonus %)	Individual Goal % (as a % of target bonus %)	Actual Corporate Goal %	Actual Individual Goal %	Actual Bonus ($)
John P. Longenecker	2006	385,000	40%	154,000	100%	—	84%	—	129,360
	2007	400,000	40%	160,000	100%	—	59%	—		(1)

Tamara A. Seymour	2006	250,000	30%	75,000	60%	40%	84%	92%	65,700
	2007	275,000	30%	82,500	60%	40%	59%	90%		(1)

Daniel P. Gold, Ph.D.	2006	275,000	30%	82,500	60%	40%	84%	92%	71,940
	2007	295,000	30%	88,500	60%	40%	59%	95%		(1)

David L. Guy	2006	250,000	30%	75,000	60%	40%	84%	95%	66,300
	2007	265,000	30%	79,500	60%	40%	59%	85%		(1)

John Bender	2006	261,250	30%	78,375	60%	40%	84%	95%	69,284
	2007	272,000	30%	81,600	60%	40%	59%	95%		(1)

(1)          The 2008 cash bonus based on the achievement of the 2007 corporate and individual objectives has not been awarded and has been made contingent upon the Company’s achieving certain milestones in 2008.

Compensation actions taken during 2008 for our Chief Executive Officer and our other named executive officers are summarized as follows:

At the Board’s discretion, the 2008 annual base salary increases and merit cash bonuses for executives, which are based on 2007 performance and normally would have been paid in March 2008, have been made contingent upon our achieving certain milestones in 2008.

In January 2008, our Board granted performance-based stock options to executives based upon the recommendations of our Compensation Committee. In lieu of granting annual stock options in 2008, the Compensation Committee increased the potential ownership of executives, on a one-time adjustment basis. These options put into place market incentives that will help drive the creation of stockholder value at a unique juncture in the Company’s history, immediately prior to potential FDA approval of Specifid, the Company’s lead product candidate. The exercise price of the options of $1.72 per share was equal to the closing trading price of our stock on the day immediately prior to the date of grant. Fifty percent (50%) of the shares shall vest immediately upon FDA approval of Specifid and the remaining 50% will vest monthly over the following 24 months.

2008 Performance-Based Stock Options

Name and Principal Position	Number of Securities Underlying Options (#)	Grant Date	Exercise or Base Price of Option Awards ($/Sh)
John P. Longenecker, Ph.D., President and Chief Executive Officer	621,534	1/30/2008	1.72
Tamara A. Seymour, Chief Financial Officer	133,694	1/30/2008	1.72
Daniel P. Gold, Ph.D. Chief Scientific Officer	132,664	1/30/2008	1.72
David L. Guy, Chief Commercial Officer	103,872	1/30/2008	1.72
John Bender, Senior Vice President of Clinical Research	113,445	1/30/2008	1.72

Competitive Market Review

Our market for experienced management is highly competitive. We aim to attract and retain the most highly qualified executives to manage each of our business functions. In doing so, we aim to draw upon a pool of talent that is highly sought after by both large and established pharmaceutical and biotechnology companies in our geographic area and by other development stage life science companies. We draw upon a market that is national in scope: executives are recruited from the East Coast for West Coast positions and visa versa; international pharmaceutical companies seek to draw talent from growing biotech companies and we recruit from the pharmaceutical industry.

We believe we have competitive advantages in our ability to offer significant upside potential through stock options. Nonetheless, we must recognize market cash compensation levels and satisfy the day-to-day financial requirements of our candidates through competitive base salaries and cash bonuses. We also compete on the basis of our vision of future success; our culture and company values; the cohesiveness and productivity of our teams; and the excellence of our management personnel. In all of these areas, we compete with other emerging life sciences companies. In order to succeed in attracting “best of breed” executives, we continually draw upon comparative data presented by Setren, Smallberg & Associates, our compensation consultants, as well as other nationally recognized surveys, such as the Radford Biotechnology Executive Compensation Report (“Radford”). Our management and Compensation Committee review data that analyzes various cross-sections of our industry, from biotech, diagnostics, therapeutics and medical devices, as well as relevant geographical areas ranging from the San Diego biotech community to the Boston and Cambridge, Massachusetts area.

Market Benchmarks: How We Define Market and How We Use Market Compensation Data. In 2006, the Compensation Committee’s independent compensation consultant conducted an executive total compensation review that compares our Company’s executive total compensation programs and levels to those in the market. Our consultant works directly with the Compensation Committee and management to interpret results, make certain specific and general recommendations and assist in the determination of next steps. In accordance with the policy set by our Compensation Committee, in 2007 our Chief Financial Officer “aged” or increased the data by 4%.

Defining the Market. We used three market references recommended by our compensation consultants to compare our executive total compensation practices and levels to those in the market:

•                  Select Publicly-held Cancer Immunotherapy Companies — Five biotechnology companies focused on cancer immunotherapies at a similar stage of development as us, with similar headcount and market capitalization: Genitope Corporation, Dendreon Corporation, Antigenics, Inc., Cell Genesys, Inc. and CancerVax Corporation (now Micromet, Inc.).

•                  Select 2003-2005 IPO Class Biotechnology Companies — Five biotechnology companies which completed their IPO during the late 2003 through early 2005 window: Inhibitex, Inc., Metabasis Therapeutics, Inc., CoTherix, Inc. (now Actelion Pharmaceuticals, Ltd..), Threshold Pharmaceuticals, Inc. and Dynavax Technologies Corporation.

•                  Radford Biotechnology Executive Compensation Report by Aon Consulting: A national survey of executive compensation levels and practices that covers approximately 1,300 positions in 550 organizations.

Determining Market Levels and Specific Comparisons. We compare our practices and levels by each compensation component, by total annual direct compensation (including target annual incentive opportunity) and by total direct compensation including equity compensation components. The competitive comparisons made in this process are used to determine our approximate position relative to the appropriate market benchmark by compensation component and in total.

Total Compensation

We intend to continue our strategy of compensating our named executive officers at competitive levels, with the opportunity to earn above-market pay for above-market performance, through programs that emphasize performance-based incentive compensation in the form of cash and equity. To that end, total executive compensation is structured to ensure that, due to the nature of our business, there is an equal focus on our financial performance and stockholder return. The total compensation paid to the named executive officers generally is expected to fall between the 50th and 60th percentiles of total compensation paid to executives holding equivalent positions in our peer group of companies. We believe that this position was consistent with our financial performance and the individual performance of each of our named executive officers. We also believe that the total compensation was reasonable in the aggregate. Further, in light of our compensation philosophy, we believe that the total compensation package for our executives should continue to consist of base salary, annual cash incentive awards (bonus), long-term equity-based incentive compensation, and certain other benefits.

The competitive posture of our total annual direct compensation versus the market benchmarks will vary year to year based on corporate, department/functional area and individual performance, as well as the performance of the peer group companies and their respective level of annual performance bonus awards made to their executives.

Evolution of our Compensation Strategy

Our compensation strategy is necessarily tied to our stage of development. Accordingly, the specific direction, emphasis and components of our executive compensation program continue to evolve in parallel with the evolution of our business. For example, we expect that if we obtain FDA marketing approval for and commercialize our lead product candidate and have more predictable financial resources, our executive compensation program’s emphasis on stock options may diminish somewhat in favor of long-term cash payouts. Similarly, if our lead product candidate receives FDA marketing approval and is commercialized, our goals will be modified to incorporate various achievements expected of a public company with a commercial product. Our Compensation Discussion and Analysis will, in the future, reflect any such evolutionary changes that may occur.

Summary Compensation Table

The following table provides information regarding compensation earned during the years ended December 31, 2007 and 2006 by the Company’s Chief Executive Officer, Chief Financial Officer and its three other most highly compensated executive officers, who are collectively referred to as  “Named Executive Officers” elsewhere in this Annual Report.

Summary Compensation Table for Fiscal 2007

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(1)		Total ($)
John P. Longenecker, Ph.D., President and Chief Executive Officer	2007	400,870		—		1,173,249	—	(6)			1,574,119
	2006	385,643		100,000	(2)	1,071,070	129,360	(3)			1,686,073
Tamara A. Seymour, Chief Financial Officer	2007	275,797		—		291,750	—	(6)			567,547
	2006	250,643		40,000	(2)	250,823	65,700	(3)			607,166
Daniel P. Gold, Ph.D. Chief Scientific Officer	2007	295,855		—		449,928	—	(6)			745,783
	2006	275,643		40,000	(2)	402,007	71,940	(3)			789,590
David L. Guy, Chief Commercial Officer	2007	265,769		—		120,171	—	(6)			385,940
	2006	271,593	(4)	—		92,680	66,300	(3)	152,835	(5)	583,408
John Bender, Senior Vice President of Clinical	2007	272,789		—		248,129	—	(6)			520,918
	2006	261,893		40,000	(2)	228,500	69,284	(3)			599,677

(1)          In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all of our salaried employees and certain perquisites and other personal benefits received by a named executive officer which do not exceed $10,000 in the aggregate.

(2)           Amounts represent bonuses awarded in March 2006 in recognition of the Company’s achievements during the first quarter of 2006, which included completion of patient enrollment in our pivotal Phase 3 clinical trial, fast-track designation for Specifid from the FDA and the March 2006 private placement of our common stock and warrants.

(3)           Amounts represent bonuses paid in March 2007, pursuant to the merit cash bonus plan approved by our Board in March 2006.

(4)           Annual base salary was $250,000. Amount represents payments during 2006 for services rendered December 1, 2005 through December 31, 2006.

(5)           In 2006, in connection with a relocation package, we paid to David Guy, our Chief Commercial Officer, $109,895 in moving expenses and $42,940 in tax payments related to the payment of moving expenses.

(6)           At the discretion of the Board, the annual merit cash bonus based on the achievement of the 2007 corporate and individual objectives has not been awarded and has been made contingent upon the Company’s achieving certain milestones in 2008.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2007, certain information regarding grants of plan-based awards to the Named Executive Officers:

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Market Price on	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshod (#)	Target (#)	Max (#)	Options (#) (3)	Awards ($/Sh) (4)	Date of Grant ($)	Awards ($)
John P. Longenecker, .			94,600	160,000
Ph.D	3/9/2007							271,695	2.57	2.60	389,977
	6/20/2007					60,000			3.88	3.72	138,000
Tamara A. Seymour			60,000	82,500
	3/2/2007							61,980	2.58	2.73	89,906
	6/20/2007					40,000			3.88	3.72	92,000
Daniel P. Gold, Ph.D.			64,000	88,500
	3/2/2007							130,697	2.58	2.73	189,452
	6/20/2007					40,000			3.88	3.72	92,000
David L. Guy			58,500	79,500
	3/2/2007							62,546	2.58	2.73	90,664
	6/20/2007					40,000			3.88	3.72	92,000
John Bender			60,000	81,600
	3/2/2007							62,546	2.58	2.73	90,664
	6/20/2007					40,000			3.88	3.72	92,000

(1)          At the discretion of the Board, the annual merit cash bonuses based on the achievement of the 2007 corporate and individual objectives have not been awarded and have been made contingent upon the Company’s achieving certain milestones in 2008.

(2)          The performance-based stock options fully vest and become exercisable only upon FDA approval to market Specifid.

(3)          The option awards were granted pursuant to the terms of our Amended and Restated 2001 Equity Incentive Plan.  The options fully vest on the fourth anniversary of the vesting commencement date set forth in the option grant notice, with 25% of the shares subject to the option vesting on the first anniversary of the vesting commencement date and  the remainder vesting in equal monthly installments for three years thereafter.  The options expire ten years from the date of grant.

(4)          The exercise price equals the closing price of our common stock in the Nasdaq Global Market on the trading day immediately preceding the date of grant, which is defined by our Incentive Plan to be the “fair market value” of our common stock on the date of grant.

Employment Agreements and Arrangements

Employment Agreement with Dr. Longenecker

In February 2002, we entered into an employment agreement with Dr. Longenecker, our President and Chief Executive Officer, which was subsequently amended and restated in January 2005. The employment agreement sets forth Dr. Longenecker’s initial base salary, which is subject to adjustment upon annual review. The agreement entitles Dr. Longenecker to receive medical benefits and participate in our 401(k) program, as well as any executive benefit plan adopted by us. In May 2007 the agreement was amended for the purposes of compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

Dr. Longenecker is an “at will” employee, and we can terminate his employment at any time, with or without cause. Similarly, Dr. Longenecker may terminate his employment with us at any time. Under the agreement, if we terminate his employment other than for cause, he will be entitled to 12 months salary and benefits and that portion of his stock options which would have vested if he had remained employed for an additional 12 months will immediately vest on the date of termination, provided he executes a waiver and general release in favor of us.

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

Other Employment Agreements

We have also entered into employment agreements with Tamara A. Seymour, Alice M. Wei, Richard Murawski, John F. Bender, Pharm.D., David L. Guy and Daniel P. Gold, Ph.D.  These employment agreements set forth the executives’ initial base salaries, which are subject to adjustment upon annual review, and annual cash bonus eligibility. Pursuant to the employment agreements, the executives are entitled to receive medical benefits and participate in our 401(k) program, as well as any executive benefit plan adopted by us. In May 2007 the agreements were amended for the purposes of compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

Each of the executives is an “at will” employee, and we can terminate their employment at any time, with or without cause. Similarly, each executive may terminate his or her employment with us at any time. Under the agreements, if we terminate an executive’s employment other than for cause, he or she shall be entitled to nine months’ salary and benefits and that portion of the stock options which would have vested if he or she had remained employed for an additional nine months will immediately vest on the date of termination, provided the executive executes a waiver and general release in favor of us.

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

In March 2006, we entered into an amendment of Alice Wei’s employment agreement under which we have agreed that she will provide services at a targeted rate of 80% effort level and her salary will be adjusted on a pro-rata basis.

Merit Cash Bonus Program

In March 2006, the Board approved a merit cash bonus program for our executive officers. The bonus program is effective January 1, 2006 and will be applied annually at the beginning of each calendar year.  Our Chief Executive Officer and other executive officers are eligible to receive cash bonuses under the bonus program.  Any such bonuses will be awarded in March of each year for the preceding year’s performance and will be allocated as follows:

(i)    The Company’s Chief Executive Officer would be eligible to receive a cash bonus in an amount of up to 40% of his base salary; and

(ii)   Each other executive officer would be eligible to receive a cash bonus in an amount of up to 30% of his or her base salary.

The amount of each such bonus awarded is based on achievement of predetermined objectives established for the preceding year, as approved by the Compensation Committee during the annual review process. Such objectives will be derived from corporate objectives and individual/departmental objectives that are approved by the Board. The Board (or Compensation Committee, as applicable) determines the amount of such bonus as follows:

(a)   The amount of the Chief Executive Officer’s bonus is based entirely on achievement of corporate objectives; and

(b)   The amount of each other executive officer’s bonus is based 60% on corporate objectives and 40% on individual/departmental objectives.

Executive officers hired by the Company prior to October 1st of the year under review are eligible for the cash bonus prorated based on the number of months employed.

The Board (or the Compensation Committee, as applicable) has the authority to determine that no bonus will be awarded to a particular executive officer or to any of the executive officers in any year.

Outstanding Equity Awards at Fiscal Year–End

The following table shows for the fiscal year ended December 31, 2007, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers:

Outstanding Equity Awards At December 31, 2007

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Unexercised/ Unearned Options		Option Exercise Price ($)	Option Expiration Date
John P. Longenecker	0	0		60,000	(3)	3.88	6/20/2017
	0	271,695	(1)	0		2.57	3/9/2017
	128,059	139,196	(1)	0		7.40	3/23/2016
	115,806	52,639	(1)	0		5.50	3/29/2015
	6,379	0	(1)	0		0.73	12/31/2014
	357,404	0	(2)	0		0.63	3/19/2014
	11,934	0	(1)	0		0.63	11/17/2013
	32,385	0		0		0.63	7/25/2013
Tamara A. Seymour	0	0		40,000	(3)	3.88	6/20/2017
	0	61,980	(1)	0		2.58	3/2/2017
	23,965	26,050	(1)	0		7.40	3/23/2016
	21,851	9,933	(1)	0		5.50	3/29/2015
	1,458	0	(1)	0		0.73	12/31/2014
	67,507	0	(2)	0		0.63	3/19/2014
	18,522	0	(2)	0		0.63	2/3/2014
Daniel P. Gold, Ph.D.	0	0		40,000	(3)	3.88	6/20/2017
	0	130,697	(1)	0		2.58	3/2/2017
	23,757	25,823	(1)	0		7.40	3/23/2016
	20,758	9,435	(1)	0		5.50	3/29/2015
	3,797	0	(1)	0		0.73	12/31/2014
	48,366	0	(2)	0		0.63	3/19/2014
David L. Guy	0	0		40,000	(3)	3.88	6/20/2017
	0	62,546	(1)	0		2.58	3/2/2017
	95,000	95,000	(1)	0		3.50	12/1/2015
John Bender	0	0		40,000	(3)	3.88	6/20/2017
	0	62546	(1)	0		2.58	3/2/2017
	23,965	26,050	(1)	0		7.40	3/23/2016
	21,740	9,883	(1)	0		5.50	3/29/2015
	1,367	0	(1)	0		0.73	12/31/2014

(1)   25% of the shares subject to the option vest on the first anniversary of the vesting commencement date specified in the option grant notice; 1/48th of the shares subject to the option vest each month thereafter such that the stock options are fully vested on the fourth anniversary of the vesting commencement date.

(2)   1/48th of the shares subject to the option vest each month after the vesting commencement date specified in the option grant notice such that the stock options are fully vested on the fourth anniversary of the vesting commencement date.

(3)   The performance-based stock options fully vest and become exercisable only upon FDA approval to market Specifid.

Option Exercises

For the fiscal year ended December 31, 2007, no options were exercised by the Named Executive Officers.

Pension Benefits

We have no pension plan(s).

Nonqualified Deferred Compensation Plans

We have no nonqualified deferred compensation plan(s).

Potential Payments Upon Termination or Change-in-Control

Employment Agreement Provisions

Our employment agreement with each of our Named Executive Officers provides for the payment of severance compensation and acceleration of option vesting in specified amounts if we terminate such Named Executive Officer without “cause,” as defined in such employment agreement.  See “Employment Agreements and Arrangements” above.

Equity Awards

Under the provisions of our Amended and Restated 2001 Equity Incentive Plan, vested options, including those held by our Named Executive Officers, generally remain exercisable for a period of three months following termination of services to Favrille (other than termination as a result of death or disability or termination for cause) if the option does not otherwise expire during that period.  If services to Favrille are terminated as a result of death, vested options granted under the plan remain exercisable for a period of 18 months following such termination if the option does not otherwise expire during the 18-month period.  If services to Favrille are terminated as a result of disability, vested options granted under the plan remain exercisable for a period of 12 months following such termination if the option does not otherwise expire during the 12-month period.  If services to Favrille are terminated for cause, all options granted to the terminated optionholder under the plan terminate upon the date of termination for cause and may not be exercised from and after the time of such termination.

The following table summarizes the value of payments our Named Executive Officers would have received had their employment relationship with us been terminated without cause on the last business day of our most recently completed fiscal year.

Name	Salary Continuation and Bonus Payment($ )(1)(2)	Acceleration of Equity Awards($ )(3)
John P. Longenecker, Ph.D.	404,707	22,816
Tamara A. Seymour	209,544	9,093
Daniel P. Gold, Ph.D.	231,002	10,453
David L. Guy	208,502	—
John Bender	213,752	4,208

(1)             Amounts shown in this column represent, in the case of Dr. Longenecker, 12 months of salary continuation paid out over a 12-month period following December 31, 2007, and in the case of each other Named Executive Officer, nine months of salary continuation paid out over a nine-month period following December 31, 2007.

 (2)          Amounts shown in this column include the cost of medical benefits paid by Favrille over the salary continuation period (twelve months for Dr. Longenecker and nine months for all other Named Executive Officers).  The terms of the agreement, for purposes of the medical benefits, allow the Company to pay the lesser of, medical benefits during the salary continuation period or during the period from termination until the executive retains employment elsewhere by which he/she receives medical benefits.

(3)             Amounts shown in this column represent the value of in-the-money unvested options granted under the Amended and Restated 2001 Equity Incentive Plan that would have accelerated if the Named Executive Officer was terminated without cause on December 31, 2007 based on the difference between the market value of our common stock on that date and the exercise price of the respective options.

Director Compensation

The following table shows for the fiscal year ended December 31, 2007 certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation for Fiscal 2007

Name	Fees Earned or Paid in Cash ($ ) (1)	Option Awards ($ )(2)(3)		Total ($ )
Michael L. Eagle	$39,500	$54,909	(4)	$94,409
Cam L. Garner	$21,500	$48,547	(5)	$70,047
Antonio J. Grillo-Lopez, M.D.	$25,500	$32,266	(6)	$57,766
Peter Barton Hutt	$31,500	$51,884	(7)	$83,384
Fred Middleton	$35,000	$62,860	(8)	$97,860
Arda Minocherhomjee, Ph.D.	$18,500	$44,822	(9)	$63,322
Wayne I. Roe	$30,000	$49,806	(10)	$79,806
Ivor Royston, M.D.	$30,000	$32,266	(11)	$62,266
David Molowa, Ph.D.	$33,000	$43,589	(12)	$76,589

(1)          Amounts include $13,000 of fees earned but deferred in accordance with the Deferred Compensation Program approved by the Board during the November 29, 2007 meeting. Such fees are payable in cash during the period from September 1, 2008 through December 31, 2008.

(2)          Amounts represent the dollar amounts recognized for financial statement reporting purposes during 2007, excluding forfeitures, under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, or SFAS No. 123R. Assumptions made for the purpose of computing these amounts are discussed in this Annual Report in Note 5 of the Notes to the Financial Statements.

(3)          The aggregate number of option awards during 2007 for each director:  Mr. Eagle: 21,875 shares; Mr. Garner:12,500 shares; Dr. Grillo-Lopez: 12,500 shares; Mr. Hutt: 15,000 shares; Mr. Middleton: 20,000 shares; Dr. Minocherhomjee: 12,500 shares; Mr. Roe: 12,500 shares; Dr. Royston: 12,500 shares; and Dr. Molowa: 12,500 shares.

(4)          Reflects the compensation costs recognized by Favrille in fiscal 2007 for stock option grants with the following fair values as of the grant date:  (a) $59,274 for a stock option grant to purchase 9,638 shares of common stock made on September 26, 2003 at an exercise price of $0.63 per share; (b) $36,016 for a stock option grant to purchase 12,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (c) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share; (d) $17,926.50 for a stock option grant to purchase 7,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share; (e) $4,481.63 for a stock option grant to purchase 7,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Mr. Eagle had options to purchase an aggregate of 42,375 shares of common stock outstanding at the end of fiscal 2007.

(5)          Reflects the compensation costs recognized by Favrille in fiscal 2007 for stock option grants with the following fair values as of the grant date:  (a) $9,005 for a stock option grant to purchase 1,542 shares of common stock made on January 24, 2003, at an exercise price of $0.63 per share; (b) $36,016 for a stock option grant to purchase 12,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (c) $28,813 for a stock option grant to purchase 10,000 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (d) $7,203 for a stock option grant to purchase 2,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (e) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Mr. Garner had options to purchase an aggregate of 45,500 shares of common stock outstanding at the end of fiscal 2007.

(6)          Reflects the compensation costs recognized by Favrille in fiscal 2007 for stock option grants with the following fair values as of the grant date:  (a) $9,005 for a stock option grant to purchase 1,542 shares of common stock made on January 24, 2003, at an exercise price of $0.63 per share; (b) $36,016 for a stock option grant to purchase 12,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (c) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Dr. Grillo-Lopez had options to purchase an aggregate of 56,016 shares of common stock outstanding at the end of fiscal 2007.

(7)          Reflects the compensation costs recognized by Favrille in fiscal 2007 for stock option grants with the following fair values as of the grant date:  (a) $61,298 for a stock option grant to purchase 9,638 shares of common stock made on November 14, 2003 at an exercise price of $0.63 per share; (b) $36,016 for a stock option grant to purchase 12,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (c) $7,203 for a stock option grant to purchase 2,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (d) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share; (e) $5,975.50 for a stock option grant to purchase 2,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Mr. Hutt had options to purchase an aggregate of 66,104 shares of common stock outstanding at the end of fiscal 2007.

(8)          Reflects the compensation costs recognized by Favrille in fiscal 2007 for stock option grants with the following fair values as of the grant date:  (a) $161,036 for a stock option grant to purchase 24,289 shares of common stock made on March 19, 2004 at an exercise price of $0.63 per share; (b) $36,016 for a stock option grant to purchase 12,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (c) $21,610 for a stock option grant to purchase 7,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (d) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share; (e) $17,926.50 for a stock option grant to purchase 7,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Mr. Middleton had options to purchase an aggregate of 72,289 shares of common stock outstanding at the end of fiscal 2007.

(9)          Reflects the compensation costs recognized by Favrille in fiscal 2007 for stock option grants with the following fair values as of the grant date:  (a) $162,008 for a stock option grant to purchase 24,289 shares of common stock made on April 6, 2004 at an exercise price of $0.63 per share; (b) $36,016 for a stock option grant to purchase 12,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (c) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Dr. Minocherhomjee’s service as a Director ended on June 21, 2006.  A stock option expense adjustment to reduce the compensation cost of $14,938.77 for the unvested portions of his stock option grants was recognized at this time.  Dr. Minocherhomjee did not have any outstanding stock options at the end of fiscal 2007.

(10)    Reflects the compensation costs recognized by Favrille in fiscal 2007 for stock option grants with the following fair values as of the grant date:  (a) $9,005 for a stock option grant to purchase 1,542 shares of common stock made on January 24, 2003, at an exercise price of $0.63 per share; (b) $36,016 for a stock option grant to purchase 12,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (c) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Mr. Roe had options to purchase an aggregate of 59,099 shares of common stock outstanding at the end of fiscal 2007.

(11)    Reflects the compensation costs recognized by Favrille in fiscal 2007 for stock option grants with the following fair values as of the grant date:  (a) $161,036 for a stock option grant to purchase 24,289 shares of common stock made on March 19, 2004 at an exercise price of $0.63 per share; (b) $36,016 for a stock option grant to purchase 12,500 shares of common stock made on June 14, 2006, at an exercise price of $4.60 per share; (c) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Dr. Royston had options to purchase an aggregate of 57,289 shares of common stock outstanding at the end of fiscal 2007.

(12)    Reflects the compensation costs recognized by Favrille in fiscal 2007 for stock option grants with the following fair values as of the grant date:  (a) $102,001 for a stock option grant to purchase 35,000 shares of common stock made on July 12, 2006, at an exercise price of $4.65 per share; (b) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Dr. Molowa had options to purchase an aggregate of 47,500 shares of common stock outstanding at the end of fiscal 2007.

Each of our non-employee directors receives cash compensation in the form of an annual retainer of $16,000, a fee of $2,000 for each non-telephonic meeting of the Board of Directors that he attends in person, and a fee of $1,500 for attendance at each non-telephonic meeting of the Board of Directors in which he participates telephonically and each telephonic meeting of the Board of Directors in which he participates.  In addition, the Chairman of the Board and the chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receive additional annual retainers of $5,000, $4,000, $2,500 and $2,500, respectively.  Each non-employee director serving on a committee also receives a fee of $1,000 for each committee meeting he attends in person or in which he participates telephonically.  We reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our Board of Directors and committees of the Board of Directors.

In November 2007, the Board approved a Deferred Compensation Program whereby each director has agreed to defer all retainers and Board and committee meeting fees from November 29, 2007 through August 31, 2008. The deferred retainers and fees will be paid in cash during the period beginning September 1, 2008 and ending December 31, 2008.

Each of our non-employee directors also receives stock option grants under our 2005 Non-Employee Directors’ Stock Option Plan, as amended, or the Directors’ Plan.  Only our non-employee directors or an affiliate of such directors (as defined in the Internal Revenue Code) are eligible to receive options under the directors’ plan.  Options granted under the directors’ plan are intended by us not to qualify as incentive stock options under the Internal Revenue Code.

The Directors’ Plan provides for the automatic grant of non-statutory options to purchase shares of common stock to non-employee directors.  An aggregate of 510,000 shares of common stock have been reserved for future issuance under the Directors’ Plan as of December 31, 2007 which includes a 90,000 share reserve increase approved by the Board in 2007.  On the first day of each fiscal year, from 2005 to 2013, the share reserve under the Directors’ Plan is automatically increased by the number of shares equal to the lesser of: i) 90,000 shares of common stock; or ii) an amount determined by the Board. Any person who for the first time becomes a non-employee director automatically receives an option to purchase 35,000 shares of our common stock upon his or her election.  In addition, any person who is a non-employee director on the date of each annual meeting of our stockholders is automatically granted, on the annual meeting date, an option to purchase 12,500 shares of common stock.  The size of an annual grant made to a non-employee director who has served for less than 12 months at the time of the annual meeting will be reduced by 25% for each full quarter prior to the date of grant during which such person did not serve as a non-employee director.

The directors’ plan also provides for the automatic annual grant of options to purchase common stock on the annual meeting date in the following amounts to directors serving in the following positions:

Chairman of the Board – 10,000 shares

Chairman of the Audit Committee – 7,500 shares

Chairman of the Compensation Committee – 2,500 shares

Chairman of the Nominating and Corporate Governance Committee – 2,500 shares.

The exercise price of stock options granted under the directors’ plan is equal to 100% of the fair market value of our common stock on the date of grant, which is deemed to be the closing trading price of our common stock on the trading day immediately preceding the date of grant.  Unless the terms of an optionholder’s stock option agreement provide for different vesting rates, initial grants under the directors’ plan vest at the rate of 1/36th each month after the date of grant, and annual grants under the directors’ plan vest at the rate of 1/12th each month after the date of grant.  In general, the term of stock options granted under the directors’ plan may not exceed ten years.

Unless the terms of an optionholder’s stock option agreement provide for earlier termination, if an optionholder’s service relationship with us, or any affiliate of ours, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options up to 12 months, or 18 months in the event of death, after the date such service relationship ends. If an optionholder’s service relationship with us, or any affiliate of ours, ceases without cause for any reason other than disability or death, the optionholder may exercise any vested options up to three months from cessation of service, unless the terms of the stock option agreement provide for earlier or later termination.

Acceptable consideration for the purchase of common stock issued under the directors’ plan may include cash or check, common stock previously owned by the optionholder, a “net exercise” of an option whereby we reduce the number of shares of our common stock issued upon the exercise of the option by the number of shares that has a fair market value that does not exceed the aggregate exercise price of the option, or a program developed under Regulation T as promulgated by the Federal Reserve Board.  Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution. An optionholder may transfer an option with our written consent provided a Form S-8 registration statement is available for the exercise of the option and the subsequent resale of the shares. However, an optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

In the event of certain corporate transactions, any or all outstanding options under the directors’ plan may be assumed or substituted for by any surviving entity.  If the surviving entity elects not to assume or substitute for all such options, vesting of the options not assumed or substituted for and held by participants whose continuous service has not terminated will be accelerated and such options will be terminated if not exercised prior to the effective date of the corporate transaction.

In addition, all of our directors are eligible to participate in our Amended and Restated 2001 Equity Incentive Plan, and our employee directors are eligible to participate in our 2005 Employee Stock Purchase Plan.

Under the directors’ plan, during the fiscal year ended December 31, 2007, we granted options to purchase an aggregate of 131,875 shares at a weighted-average exercise price of $3.88 per share to our non-employee directors.  As of February 13, 2008, none of the stock options granted to our non-employee directors during 2007 under the directors’ plan had been exercised.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. The members of the Compensation Committee are Messrs. Eagle and Roe and Dr.  Royston.  Our Compensation Committee is chaired by Mr. Eagle. None of these members was, during the fiscal year, an officer or employee of the Company. Dr. Royston served as our acting Chief Executive Officer from January 2000 to August 2001.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of January 31, 2008 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

The percentage ownership information shown in the table is based upon 41,168,432 shares of common stock outstanding as of January 31, 2008.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before March 31, 2008, which is 60 days after January 31, 2008. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

	Beneficial Ownership (1)
Beneficial Owner (2)	Number of Shares	Percent of Total
Federated Kaufmann Fund and its affiliates (3) 140 East 45th Street New York, NY 10017	7,586,768	17.8%
Sanderling Venture Partners V L.P. and its affiliates (4) 400 South El Camino Real, Suite 1200 San Mateo, CA 94402	6,370,127	15.1%
Forward Ventures IV LP and its affiliates (5) 9393 Towne Centre Drive, Suite 200 San Diego, CA 92121	5,659,175	13.5%
Alloy Corporate 2000, L.P. and its affiliates (6) 400 Hamilton Avenue, Fourth Floor Palo Alto, CA 94301	4,757,431	11.4%
William Blair Capital Partners VII QP, L.P. and its affiliates (7) 222 West Adams Street Chicago, IL 60606	3,580,286	8.6%
Ivor Royston (8)	6,223,227	14.8%
Fred Middleton (9)	3,800,744	9.1%
John P. Longenecker, Ph.D. (10)	932,182	2.2%
Antonio Grillo-Lopez, M.D. (11)	427,772	1.0%
Daniel P. Gold, Ph.D. (12)	427,545	1.0%
Tamara A. Seymour (13)	200,550	*
John Bender, Pharm.D. (14)	193,549	*
David L. Guy (15)	122,511	*
Cam L. Garner (16)	114,738	*
Wayne Roe (17)	67,612	*
Michael Eagle (18)	65,010	*
Peter Barton Hutt (19)	62,354	*
David Molowa, Ph.D. (20)	28,819	*
All executive officers and directors as a group (16 persons) (21)	13,068,527	29.5%

*              Less than one percent.

(1)          This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)          Except as otherwise noted above, the address for each person or entity listed in the table is c/o Favrille, Inc., 10445 Pacific Center Court, San Diego, California 92121.

(3)          Includes:

(i) 6,002,221 shares owned by Federated Kaufmann Fund, a portfolio of Federated Equity Funds;

(ii) 1,503,159 shares issuable upon exercise of warrants owned by Federated Kaufmann Fund, a portfolio of Federated Equity Funds;

(iii) 64,287 shares owned by Federated Kaufmann Fund II, a portfolio of Federated Insurance Series;

(iv)17,101 shares issuable upon exercise of warrants owned by Federated Kaufmann Fund II, a portfolio of Federated Insurance Series; and

(v) 1,000 shares owned by Federated Kaufmann Equity Growth Fund.

(4)                                  Includes:

(i) 828,474 shares owned by Sanderling Venture Partners V Co-Investment Fund L.P.;

(ii) 84,490 shares issuable upon exercise of warrants owned by Sanderling Venture Partners V Co-Investment Fund L.P.;

(iii) 1,148,737 shares owned by Sanderling Venture Partners V, L.P.;

(iv) 97,827 shares issuable upon exercise of warrants owned by Sanderling Venture Partners V, L.P.;

(v) 221,774 shares owned by Sanderling V Beteiligungs GmbH & Co. KG;

(vi) 20,880 shares issuable upon exercise of warrants owned by Sanderling V Beteiligungs GmbH & Co. KG;

(vii) 281,194 shares owned by Sanderling V Biomedical, L.P.;

(viii) 23,852shares issuable upon exercise of warrants owned by Sanderling V Biomedical, L.P.;

(ix) 249,240 shares owned by Sanderling V Limited Partnership;

(x) 23,466 shares issuable upon exercise of warrants owned by Sanderling V Limited Partnership;

(xi) 42,574 shares owned by Sanderling V Ventures Management;

(xii) 3,047 shares issuable upon exercise of warrants owned by Sanderling V Ventures Management;

(xiii) 502,275 shares owned by Sanderling V Biomedical Co-Investment Fund L.P.

(xiv) 51,223 shares issuable upon exercise of warrants owned by Sanderling V Biomedical Co-Investment Fund L.P.

(xv) 1,960,211 shares owned by Sanderling Venture Partners VI Co-Investment Fund L.P.;

(xvi) 711,692 shares issuable upon exercise of warrants owned by Sanderling Venture Partners VI Co-Investment Fund L.P.;

(xvii) 35,417 shares owned by Sanderling VI Limited Partnership;

(xviii) 16,411 shares issuable upon exercise of warrants owned by Sanderling VI Limited Partnership;

(xix) 29,856 shares owned by Sanderling VI Beteiligungs GmbH & Co., KG;

(xx) 13,819 shares issuable upon exercise of warrants owned by Sanderling VI Beteiligungs GmbH & Co., KG;

(xxi) 16,174 shares owned by Sanderling Ventures Management VI; and

(xxii) 7,494 shares issuable upon exercise of warrants owned by Sanderling Ventures Management VI.

 (5)          Includes:

(i) 4,115,949 shares owned by Forward Ventures IV L.P.;

(ii) 659,662 shares issuable upon exercise of warrants owned by Forward Ventures IV L.P.;

(iii) 378,713 shares owned by Forward Ventures III Institutional Partners L.P.;

(iv) 100,001 shares owned by Forward Ventures III L.P.;

(v) 348,928 shares owned by Forward Ventures IV B L.P.; and

(vi) 55,922 shares issuable upon exercise of warrants owned by Forward Ventures IV B L.P.

(6)           Includes:

(i) 1,689,487 shares owned by Alloy Ventures 2000, LLC (“Alloy Ventures”);

(ii) 348,350 shares owned by Alloy Investors 2000, L.P. (“Alloy Investors”);

(iii) 203,047 shares owned by Alloy Corporate 2000, L.P. (“Alloy Corporate”);

(iv) 86,590 shares owned by Alloy Partners 2000, L.P. (“Alloy Partners”);

(v) 505,052 shares owned by Alloy Annex I, L.P. (“Alloy Annex”);

(vi) 1,425,856 shares owned by Alloy Ventures 2005, L.P. (“Alloy Ventures 2005”); and

(vii) 499,049 shares issuable upon exercise of warrants owned by Alloy Ventures 2005.

Alloy Ventures 2000, LLC, the general partner of Alloy Ventures, Alloy Investors, Alloy Corporate and Alloy Partners, may be deemed to have sole power to vote the shares held by such entities and Craig Taylor, Douglas E. Kelly, John F. Shoch, Tony Di Bona and J. Leighton Read, the managing members of Alloy Ventures 2000, LLC, may be deemed to have shared power to vote these shares. Alloy Annex I, LLC, the general partner of Alloy Annex may be deemed to have sole voting power to vote the shares held by Alloy Annex and Craig Taylor, Douglas E. Kelly, John F. Shoch, Tony Di Bona, Daniel I. Rubin and J. Leighton Read, the managing members of Alloy Annex I, LLC, may be deemed to have shared power to vote these shares.  Alloy Ventures 2005, LLC, the general partner of Alloy 2005 may be deemed to have sole voting power to vote the shares held by Alloy 2005 and Craig Taylor, Douglas E. Kelly, John F. Shoch, Tony Di Bona, Michael Hunkapiller, Ammar Hanafi, Daniel I. Rubin and J. Leighton Read, the managing members of Alloy Ventures 2005, LLC, may be deemed to have shared power to vote these shares.

(7)                                  Includes:

(i) 2,922,915 shares owned by William Blair Capital Partners VII QP, L.P.;

(ii) 524,509 shares issuable upon exercise of warrants owned by William Blair Capital Partners VII, QP L.P.;

(iii) 112,648 shares owned by William Blair Capital Partners VII, L.P.; and

(iv) 20,214 shares issuable upon exercise of warrants owned by William Blair Capital Partners VII, L.P.

(8)                                  Includes the shares referred to in footnote (5) above. Dr. Royston is the managing member of Forward III Associates, LLC, which is the general partner of Forward Ventures III Institutional Partners L.P. and Forward Ventures III L.P. He is also the managing member of Forward IV Associates, LLC, which is the general partner of Forward Ventures IV B L.P. and Forward Ventures IV L.P. Dr. Royston disclaims any beneficial ownership of the shares owned by these entities except to the extent of his pecuniary interest in these entities. Also includes:

(i) options to purchase 54,164 shares of common stock;

(ii) 66,597 shares issuable upon exercise of warrants held in trust;

(iii) 123,155 shares of common stock held by Dr. Royston’s spouse;

(iv) 24,416 shares issuable upon exercise of warrants held by Dr. Royston’s spouse;

(v) 127,003 shares of common stock held in trust;

(vi) 105,448 shares of common stock held by Dr. Royston’s partnership ICNA; and

(vii) 63,269 shares issuable upon exercise of warrants held by Dr. Royston’s partnership ICNA.

 (9)                               Includes 37,724 shares of common stock issuable upon exercise of warrants and options to purchase 67,289 shares of common stock.  Includes the shares of common stock and common stock issuable upon exercise of warrants held by the entities described in footnote (4) in items (i) through (xiv). These amounts do not include the shares of common stock held by the entities and individuals described in footnote (4) in items (xv) through (xxii) and the items to which they relate. Mr. Middleton is one of our directors and is a managing director of Middleton, McNeil, Mills & Associates VI, LLC, which is the general partner of Sanderling Venture Partners VI Co-Investment Fund, L.P., Sanderling VI Limited Partnership, and Sanderling VI Beteiligungs GmbH & Co., KG., and is also a general partner of each of the other identified limited partnerships as well as a beneficial owner of Sanderling V Ventures Management.  Mr. Middleton does not individually have control over the investment decisions of these funds and thus disclaims beneficial ownership of shares held by these funds, except to the extent of his pecuniary interest therein.

(10)                            Includes options to purchase 747,122 shares of common stock.  Of the number of shares specified in the table that are subject to an early exercise provision, 16,354 shares were unvested as of January 31, 2008.

(11)                            Includes:

(i) options to purchase 52,891 shares of common stock;

(ii) 105,448 shares issuable upon exercise of warrants held in trust; and

(iii) 269,433 shares of common stock held in trust.

(12)                            Includes options to purchase 134,338 shares of common stock.  Also includes 29,276 shares over which Dr. Gold and his spouse hold shared voting and investment control with respect to the Gold 2004 Children’s Trust.  Of the number of shares specified in the table that are subject to an early exercise provision, 7,705 shares were unvested as of January 31, 2008.

(13)                            Includes options to purchase 153,910 shares of common stock.  Of the number of shares specified in the table that are subject to an early exercise provision, 7,289 shares were unvested of January 31, 2008.

(14)                            Includes options to purchase 67,811 shares of common stock.  Of the number of shares specified in the table that are subject to an early exercise provision, 314 shares were unvested as of January 31, 2008.

(15)                            Includes options to purchase 122,511 shares of common stock.

(16)                            Includes options to purchase 42,375 shares of common stock.

(17)                            Includes options to purchase 55,974 shares of common stock.

(18)                            Includes options to purchase 36,906 shares of common stock.

(19)                            Includes options to purchase 62,354 shares of common stock.

(20)                            Includes options to purchase 28,819 shares of common stock.

(21)                            Includes the shares referred to in footnotes  (4)(i)-(xiv) and (5) above.  Also includes 6,086 unvested shares which are subject to a right of repurchase in our favor as of January 31, 2008; 1,787,236 shares issuable upon exercise of stock options within 60 days of January 31, 2008, 35,282 of which would be initially unvested and subject to a right of repurchase by us as of March 31, 2008; and 1,317,823 shares issuable upon exercise of warrants within 60 days of January 31, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to all of our equity compensation plans in effect as of December 31, 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,346,328	(1)	$3.65	(2)	1,096,305	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,436,328		3.65		1,096,305

(1)          Includes performance based options granted in 2007.

(2)          Excludes performance based options granted in 2007.

(3)          Includes 81,131 shares of Favrille common stock reserved for future issuance under the Favrille, Inc. Employee Stock Purchase Plan.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

Related-Person Transactions Policy and Procedures

In 2007, the Company adopted a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $25,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy.  Pursuant to this policy, a related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

Certain Related-Person Transactions

In February 2007 and November 2007, we completed registered direct offerings of our common stock and, with respect to the November 2007 offering, warrants to purchase our common stock, involving investments by certain persons, or groups of affiliated persons, known by us to beneficially own more than five percent of our common stock.  We raised approximately $10 million in the February 2007 registered direct offering and approximately $21 million in the November 2007 registered direct offering. The following table provides information regarding the number of shares of common stock purchased in our February 2007 and November 2007 registered direct offerings by these persons and entities.  All of such shares were purchased on the same terms as shares sold to other purchasers in the applicable offering.

	Feb. 2007		Nov. 2007
Purchaser(1)	Common Stock	Dollar Value	Common Stock	Warrants to Purchase Common Stock	Dollar Value
Directors
Ivor Royston, M.D.			246,046	147,628	$700,000.87
Antonio Grillo-Lopez			175,747	105,448	$500,000.21
Fred Middleton			35,149	21,089	$99,998.91
5% Stockholders
Federated Kaufmann Fund and its affiliates	2,928,334	$8,785,002	1,757,469	1,054,481	$4,999,999.30
Forward Ventures IV L.P. and its affiliates			527,241	316,345	$1,500,000.60
Sanderling Venture Partners V, L.P. and its affiliates			1,230,228	738,137	$3,499,998.60
William Blair Capital Partners VII, L.P. and its affiliates			386,643	231,986	$1,099,999.30

(1)          For additional information regarding these stockholders and their equity holdings, please see “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12 hereof.

(2)   Ivor Royston, M.D. is affiliated with Forward Ventures IV L.P. and its affiliates.

(3)   Fred Middleton is affiliated with Sanderling Venture Partners V, L.P. and its affiliates.

During the year ended December 31, 2007, we granted options to purchase an aggregate of 1,424,291 shares of common stock, with exercise prices ranging from $2.57 to $3.97 per share, to our executive officers and directors.

Our bylaws provide that we will indemnify our directors and executive officers, and may indemnify other officers, employees and other agents, to the fullest extent permitted by law.  Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our amended and restated bylaws permit such indemnification.  We have obtained a policy of directors’ and officers’ liability insurance.

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

Independence of The Board of Directors

As required under The Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors.  The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following eight directors are independent directors within the meaning of the applicable Nasdaq listing standards: Michael L. Eagle, Peter Barton Hutt, Cam Garner, Antonio J. Grillo-Lopez, M.D., Fred Middleton, Wayne I. Roe, Ivor Royston, M.D. and David

T. Molowa, Ph.D. In making this determination, the Board found that none of the these directors or nominees for director had a material or other disqualifying relationship with the Company.  Dr. Longenecker, the Company’s President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company.

Item 14.                 Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2007 and 2006, by Ernst & Young LLP, the Company’s principal accountant.  All fees described below were approved by the Audit Committee pursuant to our pre-approval policy discussed below.

	Fiscal Year Ended (in thousands)
	2007	2006
Audit Fees:
Audit of financial statements	$223	$108
Quarterly reviews	45	43
SEC filings, including comfort letters, consents and comment letters	87	40
Accounting consultations on matters addressed during the audit or interim reviews	—	4
Total Audit Fees	355	195
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees (1)	2	—
Total Fees	$357	$195

(1)   Includes annual subscription fee for an online technical reference tool provided by Ernst & Young LLP.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a pre-approval policy for auditor services, which allows the Chief Executive Officer and/or the Chief Financial Officer to engage the independent auditor, on a case-by-case basis, to consult with our management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the Securities and Exchange Commission, Financial Accounting Standards Board or other regulatory or standard-setting bodies.  In addition, the Audit Committee periodically obtains from the independent auditor estimates of anticipated fees for services in the defined categories of audit services, audit-related services, and tax services for a specified accounting period and pre-approves services in such categories up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)    Financial Statements

The following Financial Statements of Favrille, Inc. are included in this Annual Report on Form 10-K beginning on page 75:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for each of the three years in the period ended December 31, 2007 and the period from January 21, 2000 (inception) to December 31, 2007

Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2007 and the period from January 21, 2000 (inception) to December 31, 2007

Statements of Cash Flows for each of the three years in the period ended December 31, 2007 and the period from January 21, 2000 (inception) to December 31, 2007

Notes to Financial Statements

(2)    Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3)    Exhibits

The exhibits required by Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Favrille, Inc.

We have audited the accompanying balance sheets of Favrille, Inc. (a development stage company) (the Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and the period from January 21, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Favrille, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, and the period from January 21, 2000 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Favrille, Inc, changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards 123 (Revised 2004) on January 1, 2006.

The accompanying financial statements have been prepared assuming that Favrille, Inc. will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and the Company does not expect that the Company’s cash, cash equivalents, and short-term investments on hand at December 31, 2007 will enable the Company to fund its operations through fiscal year 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Favrille, Inc.’s internal control over financial reporting as of December 31, 2007, based upon criteria established in Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 26, 2008

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$26,362	$14,249
Short-term investments	3,577	28,160
Other current assets	806	850
Total current assets	30,745	43,259
Property and equipment, net	33,293	25,071
Restricted cash	3,451	3,451
Other assets	466	508
Total assets	$67,955	$72,289
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,551	$6,779
Current portion of debt	5,275	4,976
Warrants liability	2,492	—
Total current liabilities	11,318	11,755
Debt, less current portion	6,342	5,754
Deferred rent	15,415	10,145
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, $0.001 par value 75,000,000 shares authorized; 41,168,432 and 29,060,081 issued and outstanding at December 31, 2007 and 2006, respectively	41	29
Additional paid-in capital	233,807	200,497
Accumulated other comprehensive income	7	3
Deficit accumulated during the development stage	(198,975)	(155,894)
Total stockholders’ equity	34,880	44,635
Total liabilities and stockholders’ equity	$67,955	$72,289

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,			Period from January 21, 2000 (inception) to December 31,
	2007	2006	2005	2007

Operating expenses:
Research and development	$34,864	$31,050	$29,592	$134,770
Marketing, general and administrative	11,198	11,170	6,776	40,861
Total operating expenses	46,062	42,220	36,368	175,631
Interest income	1,786	2,648	1,492	6,843
Interest expense	(1,053)	(834)	(703)	(3,894)
Other expense	(66)	(105)	(296)	(447)
Change in valuation of warrants	2,314	—	—	2,314
Total other income (expense), net	2,981	1,709	493	4,816
Net loss	(43,081)	(40,511)	(35,875)	(170,815)
Deemed dividend and accretion of Series C redeemable convertible preferred stock	—	—	(6)	(28,160)
Net loss applicable to common stockholders	$(43,081)	$(40,511)	$(35,881)	$(198,975)
Net loss per share:
Basic and diluted	$(1.28)	$(1.49)	$(1.99)
Weighted-average shares—basic and diluted	33,581,590	27,247,385	18,060,992

See accompanying notes

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from January 21, 2000 (inception) to December 31, 2007

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

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from January 21, 2000 (inception) to December 31, 2007

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Deferred Stock-Based	Note Receivable from	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholder	Loss	Stage	(Deficit)
Balance at December 31, 2004	5,505,330	$6	1,838,714	$2	$73,324	$(8,386)	$(96)	$(2)	$(79,502)	$(14,654)
Issuance of common stock related to initial public offering and follow on offering, net of approximately $4.6 million of issuance costs	—	—	6,285,000	6	39,436	—	—	—	—	39,442
Deferred stock-based compensation related to issuance of stock options to employees	—	—	—	—	350	(350)	—	—	—	—
Deferred stock-based compensation related to cancellations of stock options to employees	—	—	—	—	(221)	221	—	—	—
Exercise of options to purchase common stock	—	—	13,126	—	9	—	—	—	—	9
Issuance of common stock related to Employee Stock Purchase Plan	—	—	27,050	—	106	—	—	—	—	106
Repurchase of common stock	—	—	(12,188)	—	(8)	—	—	—	—	(8)
Expiration of warrant	—	—	—	—	(27)	—	—	—	—	(27)
Issuance of warrant in conjunction with credit agreement	—	—	—	—	241	—	—	—	—	241
Conversion of Series C redeemable Preferred Stock to common stock	—	—	6,672,014	6	43,672	—	—	—	—	43,678
Conversion of preferred stock to common stock	(5,505,330)	(6)	5,505,330	6	—	—	—	—	—	—
Accretion of Series C redeemable Preferred Stock issuance costs	—	—	—	—	—	—	—	—	(6)	(6)
Amortization of stock-based compensation	—	—	—	—	—	2,860	—	—	—	2,860
Comprehensive Loss:
Unrealized loss on cash equivalents and short-term investments	—	—	—	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	—	—	—	(35,875)	(35,875)
Net comprehensive loss	—	—	—	—	—	—	—	—	—	(35,927)
Balance at December 31, 2005	—	—	20,329,046	20	156,882	(5,655)	(96)	(54)	(115,383)	35,714
Exercise of options to purchase common stock	—	—	90,262	—	57	—	—	—	—	57
Issuance of common stock related to Employee Stock Purchase Plan	—	—	94,302	1	355	—	—	—	—	356
Repurchase of common stock	—	—	(8,662)	—	(5)	—	—	—	—	(5)
Elimination of deferred compensation upon adoption of SFAS 123R	—	—	—	—	(5,655)	5,655	—	—	—	—
Stock-based compensation related to stock options to employees under SFAS 123R	—	—	—	—	4,010	—	—	—	—	4,010
Issuance of common stock related to PIPE, net of approximately $450,000 of issuance costs	—	—	8,555,133	8	44,561	—	—	—	—	44,569
Sale of warrant to purchase common stock related to PIPE	—	—	—	—	374	—	—	—	—	374
Issuance costs related to Committed Equity Financing Facility	—	—	—	—	(82)	—	—	—	—	(82)
Payment of note receivable from stockholder	—	—	—	—	—	—	96	—	—	96
Comprehensive Loss:
Unrealized gain on cash equivalents and short-term investments	—	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	—	(40,511)	(40,511)
Net comprehensive loss	—	—	—	—	—	—	—	—	—	(40,454)
Balance at December 31, 2006	—	—	29,060,081	29	200,497	—	—	3	(155,894)	44,635
Exercise of options to purchase common stock	—	—	28,024	—	18	—	—	—	—	18
Issuance of common stock under the Employee Stock Purchase Plan	—	—	197,517	1	440	—	—	—	—	441
Repurchase of common stock	—	—	(2,634)	—	(2)	—	—	—	—	(2)
Stock-based compensation related to stock options to employees	—	—	—	—	4,574	—	—	—	—	4,574
Issuance of options related to consulting agreement	—	—	—	—	10	—	—	—	—	10
Issuance of common stock under Committed Equity Financing Facility, net of approximately $54,000 of issuance costs	—	—	1,135,590	1	3,223	—	—	—	—	3,224
Issuance of common stock in Registered Direct offerings, net of approximately $1.2 million of issuance costs	—	—	10,749,854	10	25,047	—	—	—	—	25,057
Comprehensive Loss:
Unrealized gain on cash equivalents and short-term investments	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	(43,081)	(43,081)
Net comprehensive loss	—	—	—	—	—	—	—	—	—	(43,077)
Balance at December 31, 2007	—	$—	41,168,432	$41	$233,807	$—	$—	$7	$(198,975)	$34,880

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,			Period from January 21, 2000 (inception) to December 31,
	2007	2006	2005	2007
Operating activities:
Net loss	$(43,081)	$(40,511)	$(35,875)	$(170,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,449	2,133	1,825	9,940
Stock-based compensation	4,584	4,010	2,860	14,044
Amortization of premium/discount on short-term investments	(412)	(638)	6	(1,045)
Change in valuation of warrants	(2,314)			(2,314)
Other	162	281	(566)	311
Changes in operating assets and liabilities:
Other assets	66	105	329	(752)
Accounts payable and accrued liabilities	(1,557)	1,072	1,285	3,403
Deferred rent	1,452	1,443	527	4,215
Net cash used in operating activities	(37,651)	(32,105)	(29,609)	(143,013)
Investing activities:
Purchases of property and equipment	(9,571)	(8,586)	(1,805)	(32,006)
Purchases of short-term investments	(14,899)	(63,386)	(32,995)	(112,773)
Maturities of short-term investments	39,898	58,348	12,003	110,249
Other assets	—	—	—	(70)
Restricted cash	—	(1,901)	56	(3,451)
Net cash provided by (used in) investing activities	15,428	(15,525)	(22,741)	(38,051)
Financing activities:
Proceeds from debt	6,884	7,563	5,300	29,854
Payments on debt	(6,092)	(3,113)	(5,499)	(18,288)
Issuance of preferred stock, net	—	—	—	76,144
Proceeds from issuance of convertible promissory note	—	—	—	650
Issuance of common stock and warrants	33,546	45,369	39,557	119,110
Repurchase of restricted common stock	(2)	(5)	(8)	(44)
Net cash provided by financing activities	34,336	49,814	39,350	207,426
Net increase (decrease) in cash and cash equivalents	12,113	2,184	(13,000)	26,362
Cash and cash equivalents at beginning of period	14,249	12,065	25,065	—
Cash and cash equivalents at end of period	$26,362	$14,249	$12,065	$26,362
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,363	$703	$654	$3,546
Supplemental non-cash activities:
Issuance of warrant related to line of credit agreement	$—	$—	$241	$383
Issuance of common stock, options and warrant related to license and consulting agreements	$—	$—	$—	$231
Issuance of preferred stock upon conversion of promissory note	$—	$—	$—	$650
Deemed dividend—beneficial conversion feature for Series C redeemable convertible preferred stock	$—	$—	$6	$28,160
Conversion of Series C to common stock	$—	$—	$43,678	$43,678
Capitalized interest recorded as property, plant and equipment	$404	$91	$—	$495
Accrued asset acquisitions	$(1,670)	$1,819	$—	$149
Leasehold improvements acquired under tenant improvement allowance	$3,818	$7,382	$—	$11,200

See accompanying notes.

Favrille, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Favrille, Inc. (the Company or Favrille) was incorporated in Delaware on January 21, 2000. The Company is a biopharmaceutical company focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. The Company’s lead product candidate, Specifid (formerly FavId), is based upon unique genetic information extracted from a patient’s tumor.  Specifid is currently under investigation in a Phase 3 registration trial for patients with follicular B-cell NHL and Phase 2 clinical trials in other B-cell NHL indications. The Company is developing additional applications based on its immunotherapy expertise and proprietary manufacturing technology, including a second product candidate, FAV-201, for the treatment of T-cell lymphoma.

The Company is a development stage company in the initial stage of its operations, and since inception, the Company has been engaged in organizational activities, including: recruiting personnel; establishing office and manufacturing facilities; conducting research and clinical development; and obtaining financing.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception through December 31, 2007, the Company has incurred net losses of $170.8 million and has a deficit accumulated during the development stage of approximately $199 million.

At December 31, 2007, we had $29.9 million in cash, cash equivalents and short-term investments that we believe should fund our operations through the middle of 2008 but will not enable us to fund our operations through fiscal year 2008. We are seeking additional financing to continue our clinical development activities and prepare for commercialization of Specifid. We expect to meet our cash needs and fund our working capital requirements from additional capital sources, which may include an equity offering. If we are unable to complete an equity offering, or otherwise obtain sufficient financing, we may be required to reduce, defer, or discontinue our clinical development activities or may not be able to continue as a going concern entity.

Financial Statements Preparation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

Highly liquid investments with original maturities of three months or less when purchased, are classified as cash and cash equivalents. Cash equivalents are comprised of commercial paper and U.S. government debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Investments with maturities greater than three months when purchased are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized gains and losses on investments accounted for all of the accumulated other comprehensive income (loss) balance in the Statement of Stockholders’ Equity (Deficit).  If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in Statement of Operations as an impairment charge. No other than temporary impairment charges have been recorded since inception of the Company.  The Company manages its cash equivalents and short-term investments as a portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations.

Favrille, Inc.

Notes to Financial Statements (continued)

Clinical Trial Accruals

In the normal course of business, the Company contracts with numerous third-party clinical trial centers to perform various clinical trial activities in the on-going development of Specifid. The financial terms of these agreements are subject to negotiation and variation from contract to contract may result in uneven payment flows. Payment under the contracts depend on factors such as the completion of individual patients’ treatments and the related required documentation. The Company records expenses for contracted clinical trial costs based upon patient enrollment and the dates that they receive treatment.  The Company obtains information regarding the numbers of patients enrolled and the numbers of treatments administered during each period through regular communication between its internal clinical trial personnel and the third-party clinical trial centers performing such enrollment and treatment. The objective of the accrual policy is to match the recording of expenses in the Company’s financial statements to the actual services received and efforts expended, and the Company believes that its regular communications with third-party clinical trial centers regarding patient enrollment and treatment provide the most reliable basis for determining the timing and amount of expenses it records for clinical trial costs. Despite the Company’s efforts to obtain accurate and current information from third-party clinical trial centers, the estimates may not match the timing of actual services performed by the clinical trial centers, which may result in adjustments to the research and development expenses in future periods.  However, to date there have been no material adjustments to clinical trial accruals in any of the periods presented, and the Company does not expect any material adjustments in future reporting periods.

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

Certain Risks and Uncertainties

We depend on single source suppliers for certain critical raw materials for manufacturing, as well as other components required for the administration of Specifid. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of Specifid.

Fair Value of Financial Instruments

The carrying amount of cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of the long-term debt approximates its carrying value.

Property and Equipment

Property and equipment are stated on the basis of cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are stated at cost and amortized over the shorter of the life of the lease term or the useful life of the asset.

Capitalized Software

In accordance with the Statement of Position, (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company expenses costs as incurred for software developed for internal use incurred during the preliminary project stage and during the post-implementation/operation stage.  Direct costs incurred during the application development stage, which provide additional functionality, are capitalized and amortized using the straight-line method over their estimated useful lives of five years, commencing on the date the software is placed into use.

Impairment of Long-Lived Assets

The Company performs a review of long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount.  If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value. Accordingly, there have been no impairment charges recognized since inception of the Company.

Deferred Rent

Rent expense is recorded on a straight-line basis over the terms of the leases. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying balance sheets.  Tenant improvements paid by the landlord are included in deferred rent as well, which will be expensed ratably over the remaining term of the lease.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)).  Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  The Company adopted the provisions of SFAS 123(R) using a modified prospective application.  Accordingly, prior periods have not been revised for comparative purposes.  The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date that are subsequently modified or cancelled.  Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, Accounting for Stock-Based Compensation.  For further discussion of SFAS 123(R) refer to Note 5 of the Financial Statements.

The Company has elected the FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (SFAS 123(R)-3).  Under this method, the Company has elected to adopt the alternative transition method, which includes a simplified method to establish the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, that is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Income Taxes

The Company accounts for income taxes under the liability method.  In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities and for operating losses and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration.  A full valuation allowance was recorded on the Company’s net deferred tax assets as of December 31, 2007 and 2006, due to uncertainties related to the Company’s ability to utilize deferred tax assets in the foreseeable future.  These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The Company adopted FIN 48 on January 1, 2007 as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.

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

	As of December 31,
	2007	2006	2005
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Stock warrants	7,821,697	3,371,787	127,499
Options to purchase common stock	4,346,328	2,365,384	1,682,237
Common stock subject to repurchase	18,166	107,399	288,683
	12,186,191	5,844,570	2,098,419

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment therefore this standard did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will first be effective for the Company for the year beginning January 1, 2008.  The Company is in the process of analyzing the effects of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will first be effective for the Company for the year beginning January 1, 2008.  The Company is in the process of analyzing the effects of this pronouncement.

2. Financial Statement Information

Short-term Investments

Short-term investments by security type were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007:
Corporate Bonds and Notes	$2,174	$6	$(1)	$2,179
Asset –Backed Securities	1,396	2	—	1,398
Total	$3,570	$8	$(1)	$3,577
December 31, 2006:
Government Agency Securities	$598	$—	$—	$598
Corporate Bonds and Notes	21,962	4	—	21,966
Asset –Backed Securities	2,395	—	(1)	2,394
Certificate of Deposit	3,202	—	—	3,202
Total	$28,157	$4	$(1)	$28,160

All investments that have gross unrealized losses have been held for less than twelve months. At December 31, 2007 and 2006, the Company had net unrealized gains on short-term investments of approximately $7,000 and $3,000, respectively.  These unrealized gains are included in the statement of stockholders’ equity as accumulated other comprehensive income.  Contractual maturities of short-term investments are due in one year or less.  There have been no significant realized gains or losses on investments since the inception of the Company.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Lab equipment	$4,855	$3,570
Manufacturing equipment	5,288	2,968
Computer, software and office equipment	7,217	3,384
Leasehold improvements	20,637	4,817
Construction in process	4,525	16,197
	42,522	30,936
Accumulated depreciation and amortization	(9,229)	(5,865)
	$33,293	$25,071

Total depreciation expense, including amortization of assets under capital lease, for the years ended December 31, 2007, 2006 and 2005, and the period from January 21, 2000 (inception) to December 31, 2007 was $3.4 million, $2.1 million, $1.8 million and $9.9 million, respectively.  Total unamortized capitalized software costs included in construction in process for the years ended December 31, 2007 and 2006 were $2.8 million and $4.3 million, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Accounts payable	$811	$1,230
Accrued clinical trial costs	456	558
Accrued compensation	1,116	1,025
Accrued cash bonus	—	1,263
Accrued liabilities	1,168	2,703
	$3,551	$6,779

In 2006, the Company established merit cash bonus programs for our executive officers and certain other employees.  The amounts of such bonus awards are based on the achievement of corporate annual goals and objectives, departmental or functional area goals, as well as individual performance objectives as established at the beginning of each year.  The Board (or the Compensation Committee, as applicable) has the authority to determine that no bonuses will be awarded in any year.

Cash bonuses for objectives achieved during 2007 have not been awarded by the Board and have been made contingent upon the Company’s achieving certain milestones in 2008.  At December 31, 3007, management has assessed the likelihood of achieving the milestones as less than probable as they are dependent upon many factors which are not determinable.  As such, approximately $1.1 million of cash bonus accrued from January 2007 through September 2007 has been reversed and the estimated cash bonus expense of $230,000 for the fourth quarter was not recorded.  The cash bonus expense related to 2007 will be recognized when achievement of the milestones and subsequent payments are deemed probable.

Cash bonuses, of approximately $1.3 million, for objectives achieved during 2006 were accrued as of December 31, 2006 and paid in March 2007. The compensation expense related to these bonuses was recorded in 2006.

3. Commitments and Contingencies

Equipment Lines of Credit

In December 2005, the Company entered into a loan and security agreement with a lender and an amendment to a loan and security agreement with another lender (Agreements) under which the lenders agreed to extend the Company a line of credit equal to $20 million.  As a condition of the Agreements, on December 30, 2005, the Company borrowed $3 million against the line of credit to repay the outstanding balance of existing loan and security agreements executed in March 2003.  The Agreements state that the remaining proceeds are to be used solely for the purchase of eligible equipment and certain leasehold improvements through December 2007.  Borrowings against the line of credit will be structured as promissory notes with the interest rate fixed at the time of each draw based on the three-year treasury bill.  Such borrowings are to be secured by all existing and future assets of the Company, excluding intellectual property, and repaid monthly over 36 to 42 months, depending upon the nature of the equipment financed, through January 2011.  The Company has agreed not to pledge its intellectual property to any third party or permit a third party to restrict the Company’s ability to pledge its intellectual property.  However, the Company retains the right to grant non-exclusive licenses of its intellectual property in the ordinary course of business and non-exclusive and exclusive licenses of its intellectual property in connection with joint ventures and corporate collaborations in the ordinary course of business.  The Agreements contain a restrictive financial covenant requiring the Company to maintain a minimum of $15 million in available cash, cash equivalents and short-term investments (available cash balances). If the available cash balances drop below $15 million, the lenders could require the Company to execute a letter of credit (LOC) for their benefit equal to the outstanding loan balances at that time. The Company would be required to use a significant amount of its available cash balance to collateralize the LOC which would reduce the cash available to fund operations of the Company.  In addition, the Agreements subject the Company to certain non-financial covenants.  As of December 31, 2007, the Company was in compliance with the terms of the Agreements.  As of December 31, 2007 and 2006, the Company had borrowings outstanding under the Agreements totaling approximately $10.9 million and $8.7 million, respectively.  Borrowings under the line of credit bear interest at effective rates ranging from 11.45% to 12.17% per annum.

In July 2004, the Company entered into a loan and security agreement under which the lender agreed to extend the Company a line of credit equal to $2.5 million. In June 2005, the lender increased the line of credit by $1.6 million to $4.1 million. The proceeds were used solely for the purchase of eligible equipment, leasehold improvements and software.  Borrowings under the line of credit bear interest at effective rates of 9.34% and 10.93% per annum and are collateralized by certain items of the financed equipment. Principal and interest, related to each draw, are payable monthly over 36 months or 42 months. The loan and security agreement subjects the Company to certain non-financial covenants. As of December 31, 2007, the Company was in compliance with the terms of the loan and security agreement.  As of December 31, 2007 and 2006, the Company had borrowings outstanding under the loan and security agreement totaling approximately $700,000 and $2 million, respectively.

In March 2003, the Company entered into a loan and security agreement under which the lender agreed to extend the Company a line of credit equal to $7 million.  In December 2005, the Company repaid all of the outstanding principal and interest of approximately $2.9 million, of which approximately $200,000 had been prepaid at the time of the borrowings and an early termination fee of approximately $290,000, which the Company recorded as a loss on the extinguishment of debt.

Future minimum principal payments due under the above loan and security agreements are as follows at December 31 (in thousands):

2008	$5,276
2009	4,553
2010	1,776
2011	13
Total	11,618
Less: Amount representing debt discount	(1)
Net loan	11,617
Less: Current portion	5,275
Long-term portion	$6,342

Leases

In November 2005, the Company entered into an amended and restated lease agreement (Lease Agreement) with its landlord to expand its existing facility to support commercial-scale manufacturing of Specifid.  This 80,000-square foot facility (Existing Facility) is devoted to manufacturing and research and development.  The landlord has provided the Company with a tenant improvement allowance of $10 million for the Existing Facility.   In September 2006, the Company entered into the First Amendment to the Amended and Restated Office Lease Agreement (Amendment) pursuant to which the Company agreed to expand the Existing Facility to include an adjacent 48,000-square foot facility (New Facility) to house the Company’s corporate headquarters and warehousing operations.  The landlord has provided the Company with a tenant improvement allowance of $1.2 million for the New Facility.   The Amendment was effective December 1, 2006, with a commencement date of March 1, 2007 (ninety-one days after the effective date).  The landlord has incurred approximately $11.2 million in tenant improvement costs through December 31, 2007.

Existing Facility  Under the Lease Agreement, monthly base rent for the Existing Facility averaged approximately $168,000 for the period of November 2005 through January 2007.  Monthly rent increased to approximately $288,000 per month in February 2007 and then will increase by 3.5% annually commencing in February 2008.  The Lease Agreement further required the Company to provide the landlord a $355,000 security deposit and required the Company to provide the landlord a letter of credit of approximately $3.5 million, which is subject to increases, reductions and reinstatements under specified circumstances.  The Company is responsible for all operating costs and real estate taxes incurred with respect to the Existing Facility and is required to maintain insurance at specified minimum levels during the term of the Lease Agreement.  In addition, the Company is obligated to pay the landlord monthly management fees equal to 2.25% of the applicable base rent during the term of the Lease Agreement and an additional fee equal to 1% of the construction costs incurred in connection with tenant improvements.

Unless earlier terminated, the Lease Agreement will expire in June 2025, but the Company has the option to extend the term of the Lease Agreement for two additional five-year periods.  Construction of the tenant improvements began in June 2006 and was completed in October 2007.

New Facility  Under the Amendment, rental payments for the New Facility began in March 1, 2007, with the base rent for the New Facility increasing by 3.5% annually commencing in March 2008.  However, during the first 12 months of the New Facility lease, the Company is obligated to pay only 50% of the base rent and operating expenses attributable to the New Facility.  The provisions of the Lease Agreement related to the Existing Facility regarding operating costs, real estate taxes, insurance, monthly management fees and tenant improvement fees also apply to the New Facility.  Unless earlier terminated, the Amendment will expire in June 2025, but the Company has the option to extend the term of the lease for two additional five-year periods.  The Company has a one-time right to terminate its lease of the New Facility effective in June 2017, upon six months’ prior notice to the landlord.  Construction of the tenant improvements was completed in October 2007.

Future annual minimum payments under non-cancelable operating leases are as follows at December 31 (in thousands):

Operating Leases
2008	$4,343
2009	4,565
2010	4,725
2011	4,890
2012	5,058
Thereafter	69,636
Total minimum lease payments	$93,217

The Company records rental expense on a straight-line basis over the term of the lease.  Rental expense, including equipment rental, for the years ended December 31, 2007, 2006 and 2005, and the period from January 21, 2000 (inception) to December 31, 2007 was $5.4 million, $3.6 million, $2.4 million and $16.0 million, respectively.

The tenant improvement allowances of $10 million and $1.2 million associated with the expansion of the Existing Facility and the build out of the New Facility, respectively, were recorded as deferred rent and will be recovered ratably over the remaining term of the lease.  The expenses related to the tenant improvements, including the landlord allowances, were capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term.

4. License Agreements

In November 2004, the Company entered into a supply and license agreement with one of its vendors and made a $50,000 milestone payment, upon execution of the agreement.  In October 2006, the Company made an additional payment of $50,000 for the achievement of a subsequent milestone.  An additional aggregate of up to $250,000 will be due upon the achievement of certain milestones, the timing of which is not known at this time. The initial term of the agreement is 96 months and is automatically renewable for 12 month periods unless terminated by written notice by either party.  Either party may terminate the agreement earlier upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. The payments were recorded as license fees and are amortized to research and development expense over the term of the agreement.  During 2005, the Company purchased the minimum raw materials required under the agreement.  Expense related to the amortization of the license and minimum purchase requirement for the years ended December 31, 2007, 2006 and 2005, and the period from January 21, 2000 (inception) to December 31, 2007, totaled approximately $14,000, $11,000, $241,000 and $267,000, respectively.

In December 2003, the Company entered into a non-exclusive worldwide fee-bearing royalty-free license agreement for certain patent rights. In consideration for the patent rights, the Company paid an initial fee of $20,000 and the first annual payment of $10,000 upon execution of the agreement in 2003 and is committed to annual payments of $10,000 through the Company’s clinical development period (anticipated to end in 2009) and, after commercialization of its first product candidate, an aggregate of $225,000 in annual fees and a milestone payment. The annual payment is recorded as research and development expense. The initial fee has been recorded as a license fee and is amortized to research and development expense over a five-year period, the estimated life of the technology. Expense related to the license agreement for the years ended December 31, 2007, 2006 and 2005, and the period from January 21, 2000 (inception) to December 31, 2007, totaled approximately $14,000, $14,000, $14,000 and $57,000, respectively.

In April 2007, the Company entered into a non-exclusive worldwide fee-bearing royalty-free license agreement with one of its vendors for the right to certain technology know-how related to the Company’s use of certain materials which the Company may purchase from the vendor. Upon FDA approval to market its first product candidate, the Company is committed to a $700,000 license fee which is payable over four years.

5. Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)).  SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income or loss.  The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees on a straight-line basis over the vesting period, which is generally four years.  Prior to January 1, 2006, the Company recorded compensation expense for stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Prior to the Company’s initial public offering (IPO), the Company established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Board of Directors (the Board). Therefore, the options had no intrinsic value upon grant and no expense was recorded upon issuance. With respect to certain options granted during 2005 and 2004, the Company had recorded deferred compensation of $350,000 and $9.4 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the Board and the deemed fair value per share determined solely for financial reporting purposes.

The Company has elected the modified prospective transition method for adopting SFAS 123(R).  Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption.  The deferred stock-based compensation balance of $5.7 million as of December 31, 2005, which was accounted for under APB 25, was reclassified as a reduction of additional paid-in capital upon the adoption of SFAS 123(R).  In addition, the unrecognized expense of awards not yet vested at the date of adoption will be recognized as net income or loss in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation.”  The cumulative effect of the change in accounting principle from APB 25 to SFAS 123(R) was not material, because the amortization of expense related to options granted prior to the adoption was based on the single-option approach.

The Company estimates the fair value of each stock-based award on the grant date using the Black-Scholes valuation model.  To facilitate the adoption of SFAS 123(R), the Company applied provisions of Staff Accounting Bulletin (SAB) 107 in developing its methodologies to estimate our Black-Scholes valuation model inputs.  Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.  Below is a summary of the methodologies the Company utilized to estimate the assumptions which are reviewed and updated at least annually.

Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach.  This fair value is then amortized using the straight-line method over the requisite service period, which is generally the vesting period.

Expected Term- The expected term of the Company’s stock-based awards, except performance-based options, represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the SAB 107 simplified method given that the Company does not have adequate history of exercises of its stock-based awards since its IPO in February 2005.  The Company used 6.25 years as the expected term for performance-based options granted during 2007 based upon the expected exercise of the options taking into consideration their vesting criteria.

Expected Volatility- The Company estimates its volatility factor by weighting equally 1) the historical average volatility, over a period equal to the expected term, of comparable companies and 2) its own history of stock price volatility since the stock was first traded on February 2, 2005.  Prior to November 2007, the Company estimated its volatility factor based solely on the historical average volatility of comparable companies.  The Company believes the methodology refinement provides a better estimate of expected volatilities.

Expected Dividend - The Black-Scholes valuation model calls for a single expected dividend yield as an input.  The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends in the future.

Risk-Free Interest Rate    The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term.  Where the expected term of the Company’s stock-based awards does not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available maturities.

Estimated Forfeitures – When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.  As stock-based compensation expense recognized in the Statement of Operations for the year ended December 31, 2007 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Fair Value – The fair value of the Company’s stock options, including performance-based options, granted to employees and non-employee directors and employee stock purchase plan offerings for the years ended December 31, 2007, 2006 and 2005 was estimated using the following assumptions:

	Stock Option Plans			Employee Stock Purchase Plans
	2007	2006	2005	2007	2006	2005
Weighted average risk-free interest rate	4.64%	4.77%	4.30%	4.53%	4.99%	4.41%
Volatility	60.3%	61.8%	70%	59.3%	57.6%	70%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average expected life (years)	6.25	6.25	4.0	1.25	1.25	1.8

Stock-Based Compensation Expense

Under provisions of SFAS 123(R), the Company recorded approximately $4.6 million and $4 million of stock-based compensation expense in our Statement of Operations for the years ended December 31, 2007 and 2006, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock -based awards granted both before and after the adoption of SFAS 123(R).  Prior to the adoption of SFAS 123(R), the Company recorded approximately $2.9 million of stock-based compensation expense, for certain options granted during 2005 and 2004, in our Statement of Operations for the year ended December 31, 2005, under the provisions of APB 25 based upon their intrinsic value.  Total stock-based compensation expense recorded for the years ended December 31, 2007, 2006 and 2005, and the period from January 21, 2000 (inception) to December 31, 2007, was as follows (in thousands):

	2007	2006	2005	Period from January 21, 2000 (inception) to December 31, 2007
Research and development	$2,183	$1,961	$1,406	$6,860
General and administrative	2,401	2,049	1,453	7,164
Stock-based compensation expense	$4,584	$4,010	$2,859	$14,024

At December 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized, excluding performance-based options (see below), was approximately $4.8 million, net of estimated forfeitures of approximately $470,000.  This cost will be amortized using the straight-line method over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

The Company granted employees approximately 800,000 performance-based stock option awards under the Equity Incentive Plan during 2007. Vesting is tied to achievement of certain milestones. For purposes of measuring compensation expense, the amount of awards ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable.

Of the performance-based stock awards granted to employees during 2007, approximately 460,000 of these options will vest contingent upon multiple performance conditions as follows: 1) Options Group A: 40% of the options will vest monthly over 24 months from the completion of certain milestones related to the preparation for the commercialization of Specifid and 2) Options Group B: the remaining 60% of the options will vest monthly over 24 months from the completion of certain other milestones.

At December 31, 3007, management has assessed the likelihood of meeting all of the Option Group A and Option Group B performance conditions as less than probable as they are dependent upon many factors which are not determinable.  As such, no compensation expense was recorded.  The compensation cost related to the Options Group A and Options Group B of approximately $1.1 million will be recognized, over their respective expected terms, when achievement of the milestones are deemed probable.

Of the performance-based stock option awards granted during 2007, 340,000 of these options will fully vest upon the FDA’s approval to market Specifid. Management cannot assess the likelihood of the FDA’s approval of Specifid as it is dependent upon many factors including the outcome of pivotal Phase 3 clinical trial data analysis. The compensation costs related to these options of approximately $782,000 will be recognized upon achievement of the milestone.

The Company has a net operating loss carry-forward as of December 31, 2007, and no excess tax benefits for the tax deductions related to share based awards were recognized in the Statements of Operations.  Additionally, no incremental tax benefits were recognized from stock options exercised in 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Year ended December 31, 2005
Net loss applicable to common stockholders as reported.	$(35,881)
Add: Stock-based employee compensation expense included in net loss	2,860

Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(3,217)

Pro forma net loss applicable to common stockholder	$(36,238)
Net loss per share:
As reported—Basic and Diluted	$(1.99)
Pro forma—Basic and Diluted	$(2.01)

The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123.

6. Stockholders’ Equity

Registration Statement

On June 20, 2006, the Company filed a shelf registration statement on Form S-3 with the Securities Exchange Commission (the SEC). The shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its common stock, debt securities or warrants, or any combination of such securities, for proceeds in an aggregate amount of up to $60 million.  The shelf registration statement was declared effective by the SEC on July 11, 2006.

On February 12, 2007, the Company entered into common stock purchase agreements with certain investors relating to a registered direct offering of an aggregate 3.3 million shares of our common stock at $3.00 per share to the investors for gross proceeds of approximately $10 million.  The common stock was issued pursuant to a prospectus supplement filed with the SEC on February 13, 2007, in connection with a shelf takedown from our shelf registration statement.

On November 2, 2007, the Company entered into definitive agreements with primarily institutional investors relating to a registered direct offering of an aggregate 7.4 million shares of common stock and warrants to purchase 4.4 million shares of our common stock for gross proceeds of approximately $21.1 million, before deducting placement agent fees and estimated offering expenses. The investors purchased the shares of common stock and warrants to purchase common stock (together, a “unit”) at a price of $2.845 per unit, each unit consisting of one share and a warrant to purchase 0.6 shares of common stock. The warrants are exercisable at any time prior to November 7, 2012. The exercise price of the warrants is $2.77 per share. The common stock was issued pursuant to a prospectus supplement filed with the SEC on November 2, 2007, in connection with the takedown from our shelf registration statement.

Certain of the Company’s existing stockholders, including three members of our board of directors, Ivor Royston, M.D., Fred Middleton and Antonio Grillo-Lopez, M.D., and funds affiliated with Forward Ventures and Sanderling Ventures, invested in the registered direct offering.  Dr. Royston and Mr. Middleton, members of our board of directors on November 2, 2007, are associated with Forward Ventures and Sanderling Ventures, respectively.

Committed Equity Financing Facility

On December 19, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 5.8 million shares of the Company’s common stock or an aggregate of $40 million during the next three years.  The Company may require Kingsbridge to purchase newly-issued shares of the Company’s common stock at a price between 90% and 94% of the volume-weighted average price on each trading day during an eight-day pricing period. The maximum dollar amount of shares that the Company may require Kingsbridge to purchase in any such pricing period is the lesser of $10 million or 1.75% of the Company’s market capitalization at the time of a draw down under the CEFF.   The Company is not obligated to sell any of the $40 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties.

In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.98 per share (the Warrant). The Warrant is exercisable through May 2012.

On February 15, 2007, the Company filed a resale registration statement with the SEC with respect to resale shares of common stock pursuant to the CEFF and underlying warrant. The registration statement was declared effective by the SEC on May 2, 2007.

In accordance with the CEFF, on July 17, 2007 and July 23, 2007, the Company issued an aggregate of approximately 462,000 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.4 million. The common stock was issued pursuant to a prospectus supplement filed with the SEC on July 24, 2007. On September 17, 2007 and September 21, 2007, the Company issued an aggregate of approximately 673,000 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.9 million. The common stock was issued pursuant to a prospectus supplement filed with the SEC on September 25, 2007.

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

The Company filed a registration statement with the SEC on March 31, 2006 covering the resale of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the private placement.

Initial Public Offering

On February 7, 2005, the Company completed an initial closing of its initial public offering (IPO) in which it sold 6 million shares of common stock for proceeds of $37.7 million, net of underwriting discounts and commissions and $1.4 million of offering expenses. In addition, on March 7, 2005, the Company completed an additional closing of its IPO in which it sold an additional 285,000 shares of common stock pursuant to the partial exercise by the underwriters of an over-allotment option which resulted in proceeds of $1.8 million, net of underwriting discounts and commissions.

Authorized Capital Stock

On February 7, 2005, the Company filed an amended and restated certificate of incorporation to provide for authorized capital stock of 75 million shares of common stock and 5 million shares of undesignated preferred stock.

Convertible Preferred Stock

Effective immediately prior to the initial closing of the IPO in February 2005, shares of Series A, B, B-2 and C convertible preferred stock then outstanding were converted into an aggregate of approximately 12.2 million shares of the Company’s common stock.

Series C Redeemable Convertible Preferred Stock Deemed Dividend

The 2004 Series C financing, involved the sale of preferred stock at a price per share below the Company’s anticipated initial public offering price. Accordingly, pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recorded a deemed dividend on the Series C shares of $28.1 million, which was the difference in the gross proceeds from the Series C offering and the underlying value of the conversion shares (adjusted for a conversion price adjustment feature). The $28.1 million deemed dividend was recorded during 2004, as an adjustment to the net loss applicable to common stockholders since the preferred stock was convertible, at any time, at the option of the holder, and was not mandatorily redeemable. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company calculated the deemed dividend of $28.1 million using the most favorable conversion price of $6.33 per conversion share.

Restricted Stock

During 2005 and 2004, and the period from January 21, 2000 (inception) to December 31, 2007, the Company issued approximately 1,500, 706,000 and 943,000 shares, respectively, of restricted shares of common stock upon the early exercise of stock options. The options generally vest over four years. During the years ended December 31, 2007, 2006 and 2005, and the period from January 21, 2000 (inception) to December 31, 2007, the Company repurchased approximately 2,600, 8,700, 12,200 and 70,400 unvested shares, respectively. As of December 31, 2007 and 2006, shares unvested and subject to repurchase by the Company were approximately 18,200 and 107,400, respectively.

Stock Options

Under the Amended and Restated 2001 Equity Incentive Plan (the Equity Incentive Plan), the Company is authorized to issue approximately 6.1 million shares of common stock under various instruments. Options granted under the Equity Incentive Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. Prior to the Company’s IPO in February 2005, all options granted under the Equity Incentive Plan allowed for early exercise prior to the option becoming fully vested. On the first day of each fiscal year, beginning in 2008, the share reserve under the Equity Incentive Plan is automatically increased by the number of shares equal to the lesser of: i) 5% of the Company’s outstanding shares of Common Stock on the day preceding the first day of such fiscal year; ii) 2.2 million shares of common stock; or iii) an amount determined by the Board. On January 1, 2008, the shares available increased by approximately 2.1 million.

In December 2004, the Board approved the 2005 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan), which became effective on the closing date (February 7, 2005) of the registration statement filed in connection with the Company’s IPO and was amended in June 2006. The Directors’ Plan provides for the automatic grant of non-statutory options to purchase shares of common stock to non-employee directors. An aggregate of 510,000 shares of common stock have been reserved for future issuance under the Directors’ Plan as of December 31, 2007 which includes a 90,000 share reserve increase approved by the Board in 2007. On the first day of each fiscal year, from 2005 to 2013, the share reserve under the Directors’ Plan is automatically increased by the number of shares equal to the lesser of: i) 90,000 shares of common stock; or ii) an amount determined by the Board. On January 1, 2008, the shares available increased by 90,000.

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

The following table summarizes the Company’s stock option activity, including performance-based options, for employee and director stock options (shares in thousands):

	Shares	Approximate Weighted- average exercise price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2000	—	$—
Granted	69	0.52
Exercised	(39)	0.52
Forfeited	—	—
Outstanding at December 31, 2001	30	0.52
Granted	361	0.57
Exercised	(196)	0.53
Forfeited	(4)	0.54
Outstanding at December 31, 2002	191	0.61
Granted	312	0.63
Exercised	(6)	0.60
Forfeited	(28)	0.62
Outstanding at December 31, 2003	469	0.62
Granted	1,389	0.64

Exercised	(889)	0.63
Forfeited	(10)	0.62
Expired	—	—
Outstanding at December 31, 2004	959	0.63
Granted	792	4.74
Exercised	(13)	3.36
Forfeited	(56)	2.56
Expired	—	—
Outstanding at December 31, 2005	1,682	2.50
Granted	923	6.45
Exercised	(90)	0.65
Forfeited	(132)	4.42
Expired	(18)	5.40
Outstanding at December 31, 2006	2,365	3.99
Granted	2,119	3.31
Exercised	(28)	0.63
Forfeited	(80)	3.72
Expired	(30)	4.66
Outstanding at December 31, 2007	4,346	$3.68	8.27	$734

Vested and expected to vest at December 31, 2007	3,413	$3.63	8.01	$729

Exercisable at December 31, 2007	1,723	$3.33	8.27	$734

The weighted-average fair value of options, excluding performance-based options, granted during 2007, 2006, and 2005, and for the period from January 31, 2000 (inception) to December 31, 2007, was $1.84, $4.02, $2.85 and $3.91, respectively. The weighted-average fair value of performance-based options granted during 2007, and for the period from January 31, 2000 (inception) to December 31, 2007, was $2.35. At December 31, 2007, 2006 and 2005, outstanding options of approximately 1.7 million, 1.2 million and 1 million, respectively, were exercisable.

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of options exercised was $69,000, $328,000 and $35,000, respectively. In determining the intrinsic value of stock options exercised prior to the IPO in February 2005, the Company established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Board. The aggregate intrinsic value of approximately $734,000 is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the approximately 770,000 options that were in-the-money as of December 31, 2007.

Shares available for future stock option grants under the Equity Incentive Plan and the Directors’ Plan were approximately 1 million and 631,000 at December 31, 2007 and 2006, respectively. At December 31, 2005, the Company had issued more shares than available for future issuance or grant under the Equity Incentive Plan, creating a deficit of approximately 40,000 shares. The deficit was offset on January 1, 2006 as a result of an automatic increase to the share reserve of approximately 1 million shares.

The following table summarizes information as of December 31, 2007 concerning options outstanding, including performance-based options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.52 - $2.57	1,044,743	6.99	$1.14	769,604	$0.64
$2.58 - $3.76	1,257,017	9.04	$3.15	103,937	$3.48
$3.88 - $4.60	907,184	9.22	$4.02	203,566	$4.32
$4.62 - $7.05	633,362	7.56	$5.47	404,162	$5.48
$7.40 - $7.40	504,016	8.22	$7.40	241,505	$7.40
$0.52 - $7.40	4,346,322	8.27	$3.68	1,722,774	$3.33

Employee Stock Purchase Plan

In December 2004, the Board approved the 2005 Employee Stock Purchase Plan (the Purchase Plan) which became effective on the closing date (February 7, 2005) of the registration statement filed in connection with the Company’s IPO.

An aggregate of 400,000 shares of common stock have been reserved for future issuance under the Purchase Plan as of December 31, 2007 which includes the 50,000 share reserve increase approved by the Board in 2007. On the first day of each fiscal year, from 2005 to 2013, the share reserve under the Purchase Plan is automatically increased by the number of shares equal to the least of: i) 2% of the Company’s outstanding shares of Common Stock on the day preceding such fiscal year; ii) 50,000 shares of common stock; or iii) an amount determined by the Board. Employees participating in the Purchase Plan will obtain the right to purchase shares of Common Stock at the lower of 85% of the Common Stock closing price on the first day of the offering period or 85% of the Common Stock closing price on the purchase date. The initial offering period commenced upon the closing date (February 7, 2005) of the Company’s IPO and will be approximately 24 to 27 months in duration, with purchase dates occurring every six months. As of December 31, 2007, 2006 and 2005, employees had purchased approximately 198,000, 94,000 and 27,000 shares, respectively, of Common Stock under the Purchase Plan. At December 31, 2007, approximately 81,000 shares were reserved for future issuance and there was no aggregate intrinsic value of these reserved shares outstanding under the Purchase Plan. On January 1, 2008, the shares available increased by 50,000.

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares (Registered Direct) the Company issued warrants to purchase up to 4.4 million shares of the Company’s Common Stock at an exercise price of $2.77 per share. The warrants are exercisable as of the date of grant through November 7, 2012. The Company valued the warrants at $4.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 3.92%, volatility of 56.73%, dividend yield of 0% and a life of five years. EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was applied to determine that the liability is accounted for as a derivative under SFAS 133. The decrease in fair value recognized in the financial statements during the fourth quarter of 2007 was $2.3 million. At December 31, 2007, the warrants remained outstanding.

In December 2006, in conjunction with the CEFF, the Company issued warrants to purchase up to 250,000 shares of the Company’s Common Stock at an exercise price of $3.98 per share. The warrant is exercisable beginning six months after the date of grant through June 19, 2012. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $343,000 and recorded that amount in a contra-equity account. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.68%; dividend yield of 0%; expected volatility of 61.8%; and an expected life of five years and six months. As of December 31, 2007, the warrants remained outstanding.

In March 2006, in conjunction with a securities purchase agreement relating to a private placement of approximately $45.4 million, the Company issued warrants to purchase up to 3 million shares of the Company’s Common Stock at an exercise price of $5.26 per share. At the closing, investors in the private placement paid an additional purchase price equal to $0.125 per share underlying the warrants. The warrants are exercisable through March 7, 2011. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $8.9 million and recorded that amount in a contra-equity account which was deducted from the proceeds received. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.76%; dividend yield of 0%; expected volatility of 61.8%; and an expected life of five years. As of December 31, 2007, the warrants remained outstanding.

In December 2005, in conjunction with a loan and security agreement, the Company issued warrants to purchase up to an aggregate of approximately 98,000 shares of the Company’s Common Stock at an exercise price of $4.10 per share. The warrants are exercisable through December 30, 2010. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $241,000, which was recorded as a debt discount and is being amortized over 24 months, which is equal to the repayment term of the promissory note under the loan and security agreement. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.35%; dividend yield of 0%; expected volatility of 70%; and an expected life of five years. Amortization of approximately $78,000, $162,000 and $240,000 was recorded as interest expense during the years ended December 31, 2007 and 2006, and for the period from January 21, 2000 (inception) to December 31, 2007, respectively. No interest expense was recorded during the year ended December 31, 2005. As of December 31, 2007, the warrants remained outstanding.

In March 2003, in conjunction with a loan and security agreement, the Company issued warrants to purchase shares of the Company’s Series B Preferred Stock, which were converted into the Company’s common stock upon completion of our IPO. As a result, the underlying warrants were converted into warrants to purchase an aggregate of approximately 22,000 shares of the Company’s Common Stock at an exercise price of approximately $6.33 per share. The warrants are exercisable through March 20, 2010. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $84,000, which was recorded as a debt discount and was amortized over the term of the loan and security agreement. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 3.0%; dividend yield of 0%; expected volatility of 70%; and an expected life of five years. Amortization of $17,000 and $84,000 was recorded as interest expense during the year ended December 31, 2005, and for the period from January 21, 2000 (inception) to December 31, 2007, respectively. No interest expense was recorded during the year ended December 31, 2007 and 2006. As of December 31, 2007, the warrants remained outstanding.

In March 2001, in conjunction with its line of credit agreement, the Company issued a warrant to purchase shares of the Company’s Series A Preferred Stock. On May 15, 2005, the warrant agreement was amended to allow the warrant holder to purchase up to an aggregate of 7,700 shares of the Company’s Common Stock at an exercise price of approximately $5.19 per share. The warrant is exercisable through the later of March 15, 2008 or five years after the Company’s IPO. The Company determined the fair value of the warrant on the grant date, using the Black-Scholes pricing model, of $22,400, which was recorded as a debt discount and was amortized over the term of the line of credit. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.3%; dividend yield of 0%; expected volatility of 60%; and an expected life of five years. Amortization of approximately $22,400 was recorded as interest expense for the period from January 21, 2000 (inception) to December 31, 2007, respectively. As of December 31, 2007, the warrant remained outstanding.

The weighted-average exercise price of warrants outstanding as of December 31, 2007, 2006 and 2005 was approximately $3.79, $5.14 and $4.55, respectively. The weighted-average fair value of warrants granted during the years ended December 31, 2007, 2006 and 2005, and for the period from January 31, 2000 (inception) to December 31, 2007, was $0.56, $2.99, $2.47 and $1.60, respectively. The weighted-average remaining contractual life of the warrants outstanding at December 31, 2007, 2006 and 2005 was 4.17 years, 4.26 years and 4.70 years, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at December 31 (in thousands):

	2007	2006
Warrant for the purchase of common stock	7,822	3,372
Common stock options
Granted and outstanding	4,346	2,365
Reserved for future issuance	1,015	632
Common stock reserved for Employee Stock Purchase Plan	81	229
	13,264	6,598

7. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely—than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company has recorded no additional tax liability.

As of December 31, 2007 the Company has not yet completed its analysis of the deferred tax assets for net operating losses of $45.4 million and research and development credits of $6.9 million generated in years prior to 2007 and net operating losses of $15.3 million and research and development credits of $2.2 generated in 2007. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation was previously established to offset the Company’s net deferred tax asset. Under tax law, the utilization of NOL and R&D credit carryforwards to offset future taxable income can be subject to substantial annual limitations if there has been a change in ownership, as defined. The Company has not yet determined whether such an ownership change has occurred. As such, these amounts and the offsetting valuation allowance have been removed from the Company’s deferred tax assets. However, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the unrecognized tax benefits may change within 12 months of this reporting date.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2000 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2007, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

Significant components of the Company’s net deferred tax assets at December 31, 2007 and 2006 are shown below (in thousands). A valuation allowance of $1.5 million and $53.1 million has been established to offset the net deferred tax assets as of December 31, 2007 and 2006, respectively, as realization of such assets is uncertain.

	Years ended December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$—	$45,390
Tax credits	—	6,921
Deferred rent	1,813	1,126
Deferred compensation	292	300
Amortization of incentive obligation	4,468	—
Other, net	45	41

Total deferred tax assets	6,618	53,778

Total deferred tax liabilities	(5,151)	(671)

Net deferred tax assets	1,467	53,107
Valuation allowance for deferred tax assets	(1,467)	(53,107)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2007, 2006 and 2005, due to the following (in thousands):

	2007	2006	2005
Tax at federal statutory rate	$(15,078)	$(14,179)	$(12,556)
State income tax, net of federal benefit	(2,287)	(2,049)	(1,836)
Tax credits	—	(2,061)	(2,355)
Change in valuation allowance (1)	16,023	16,410	15,531
Permanent differences – Stock based compensation	1,605	1,403	1,001
Permanent differences – Other	(284)	496	589
Other, net	21	(20)	(374)
Provision for income taxes	$—	$—	$—

(1)          The removal of the valuation allowance related to the net operating losses and research and development credits is not included in the increase in the valuation allowance. See above for explanation.

At December 31, 2007, the Company had federal and California tax net operating loss carryforwards of approximately $148.8 million and $150.9 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2021 and 2011, respectively, unless previously utilized.

The Company also had federal and California research and development tax credit carryforwards of approximately $6.4 million and $4.1million, respectively. The federal credit carryforward will begin to expire in 2021 unless previously utilized and the California credit will carry forward indefinitely until utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carryforwards and R & D credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

8. Related Party Transactions

In July 2004 and July 2005, the Company entered into consulting agreements with a family member of one of its executive officers (the Consultant) to provide agreed upon services to the Company and receive compensation based upon an hourly rate. The term of the consulting agreements were one year. The July 2004 agreement was terminated in July 2005. The July 2005 agreement was terminated in March 2006. For the years ended December 31, 2006 and 2005, and the period from January 21, 2000 (inception) to December 31, 2007, the Company paid the Consultant approximately $46,000, $75,000 and $140,000, respectively, including reimbursement of ordinary business expenses.

In March 2003, the Company entered into a consulting agreement with one of its major investors (the Investor). The Investor designated a consultant to provide certain administrative, business and technical support to the Company. Compensation under the agreement included a fee of $8,500 per month to be paid to the Investor for performance of services provided by the consultant. In addition, a warrant for the purchase of up to approximately 19,000 shares of the Company’s Common Stock was issued to the consultant. Approximately 9,600 shares underlying the warrant were exercised in 2004 and the remaining warrants terminated upon the closing of our IPO. The consulting agreement terminated in 2005. For the year ended December 31, 2005, and the period from January 21, 2000 (inception) to December 31, 2007, the Company paid the Investor approximately $70,000 and $313,000 respectively, including reimbursement of ordinary business expenses.

In February 2001, April 2003 and April 2005, the Company entered into consulting agreements with one of its directors (the Director). Under the terms of the consulting agreements the Director would provide agreed upon services to the Company and receive compensation based upon an hourly rate. The initial terms of the consulting agreements were one year but the agreements automatically renew in one year increments unless otherwise terminated by the parties. The Director ceased providing services under the February 2001, April 2003 and April 2005 agreements. For the year ended December 31, 2005, and the period from January 21, 2000 (inception) to December 31, 2007, the Director received compensation of approximately $6,000 and $61,000, respectively.

In September 2000, the Company entered into a lease agreement with a non-profit organization with which the Company shares a common director. The related rent expense was $1.6 million for the period from January 21, 2000 (inception) to December 31, 2007, respectively. The lease agreement expired on March 31, 2004.

9. Subsequent Events

In January 2008, the Company granted to employees performance-based stock options for the purchase of approximately 1.8 million shares of common stock under the Equity Incentive Plan. Vesting is tied to achievement of certain milestones. For purposes of measuring compensation expense, the amount of awards ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Management has initially assessed the likelihood of achieving all of the milestones as less than probable as they are dependent upon many factors which are not determinable. As such, the compensation cost related to the options of approximately $1.8 million will be recognized, over their respective expected terms, when achievement of the milestones are deemed probable.

10. Quarterly Financial Data (unaudited)

The following table summarizes certain of the Company’s operating results by quarter for 2007 and 2006 (in thousands):

	2007
	First	Second	Third	Fourth	Total
Net loss applicable to common stockholders (a):	$(10,531)	$(12,388)	$(12,328)	$(7,834)	$(43,081)

Net loss per share applicable to common stockholders (a):	$(0.34)	$(0.38)	$(0.37)	$(0.21)	$(1.28)

	2006
	First	Second	Third	Fourth	Total
Net loss applicable to common stockholders (a):	$(10,855)	$(9,825)	$(9,585)	$(10,248)	$(40,511)
Net loss per share applicable to common stockholders (a):	$(0.49)	$(0.34)	$(0.34)	$(0.35)	$(1.49)

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

Dated: February February 29, 2008

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

Signature	Title	Date

/s/ JOHN P. LONGENECKER, PH.D.	President, Chief Executive Officer and	February 29, 2008
John P. Longenecker	Director (Principal Executive Officer)

/s/ TAMARA A. SEYMOUR	Chief Financial Officer	February 29, 2008
Tamara A. Seymour	(Principal Financial and Accounting Officer)

/s/ Cam L. Garner	Director	February 29, 2008
Cam L. Garner

/s/ MICHAEL L. EAGLE	Director	February 29, 2008
Michael L. Eagle

/s/ Antonio J. Grillo-Lopez	Director	February 29, 2008
Antonio J. Grillo-Lopez

/s/ PETER BARTON HUTT	Director	February 29, 2008
Peter Barton Hutt

/s/ DAVID MOLOWA	Director	February 29, 2008
David Molowa

Director
Fred Middleton

Director
Wayne I. Roe

Director
Ivor Royston, M.D.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)
3.2	Registrant’s Amended and Restated Bylaws.(11)
4.1	Form of Common Stock Certificate of Registrant.(1)
4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)
4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)
4.4	Securities Purchase Agreement dated March 6, 2006, by and among Favrille and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”).(7)
4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement.(7)
4.6	Securities Purchase Agreement dated February 12, 2007, by and among Favrille and certain investors.(10)
4.7	Warrant to purchase 250,000 shares of Common Stock dated December 19, 2006 issued to Kingsbridge Capital Limited.(9)
4.8	Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited.(9)
4.9	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.(6)
4.10	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.(6)
4.11	Amendment No. 1 to Registration Rights Agreement, dated December 19, 2006, by and between Favrille and Kingsbridge Capital Limited dated August 10, 2007.(12)
4.12	Form of Warrant issued to investors in November 2007 registered direct offering.(13)
4.13	Placement Agent Agreement dated November 2, 2007, by and between Favrille and Lazard Capital Markets, LLC.(13)
10.1	Form of Indemnity Agreement for Registrant’s directors and officers.(1)(2)
10.2	Form of Indemnity Agreement for Registrant’s directors and officers.(8)(2)
10.3	Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder.(1)(2)
10.4A	2005 Non-Employee Directors’ Stock Option Plan, as amended (the “NEDSOP”).(2)(15)
10.4B	Form of Stock Option Agreement under the NEDSOP.(1)(2)
10.5	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.(1)(2)
10.6	Employment Agreement dated January 6, 2005 between the Registrant and John P. Longenecker, Ph.D.(1)(2)
10.7	Office Lease dated January 31, 2003 between the Registrant and Kilroy Realty, L.P.(1)
10.8	First Amendment to Lease dated July 7, 2004 between the Registrant and Kilroy Realty, L.P.(1)
10.9	Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(1)
10.10	Loan and Security Agreement No. 24-0117 dated March 20, 2003 among the Registrant, Heller Financial Leasing, Inc. and Lighthouse Capital Partners IV, L.P.(1)
10.11	Supply Agreement made on November 12, 2004 between the Registrant and Biosyn Arzneimittel GmbH.(1)(3)
10.12	Employment Agreement dated January 6, 2005 between the Registrant and Tamara A. Seymour.(1)(2)
10.13	Employment Agreement dated January 6, 2005 between the Registrant and Daniel P. Gold, Ph.D.(1)(2)
10.14	Employment Agreement dated January 6, 2005 between the Registrant and Alice Wei.(1)(2)
10.15	Employment Agreement dated January 6, 2005 between the Registrant and John F. Bender, Pharm.D.(1)(2)
10.16	Employment Agreement dated January 6, 2005 between the Registrant and Richard Murawski.(1)(2)
10.17	Employment Agreement dated December 1, 2005 between the Registrant and David L. Guy.(2)
10.18	Form of Employment Agreement between the Registrant and its executive officers.(1)(2)
10.19	Letter Agreement dated May 28, 2004 between the Registrant and Oxford Finance Corporation.(4)
10.20	Amendment dated June 16, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(4)
10.21	Letter Agreement dated June 27, 2005 between the Registrant and Oxford Finance Corporation.(4)
10.22	Third Amendment to Lease dated July 7, 2005 between Registrant and Kilroy, L.P.(4)

10.23	Amended and Restated Office Lease dated October 31, 2005 between the Registrant and Kilroy Realty, L.P.(5)
10.24	Master Security Agreement dated December 30, 2005 between the Registrant and General Electric Capital Corporation.(6)
10.25	Amendment dated December 30, 2005 to the Master Security Agreement dated December 30, 2005 between the Registrant and General Electric Capital Corporation.(6)
10.26	Promissory Note dated December 30, 2005 between the Registrant and General Electric Capital Corporation.(6)
10.27	Amendment dated December 30, 2005 to the Master Security Agreement dated July 26, 2004 between the Registrant and Oxford Finance Corporation.(6)
10.28	Promissory Note dated December 30, 2005 between the Registrant and Oxford Finance Corporation.(6)
10.29	Common Stock Purchase Agreement dated December 19, 2006 between the Registrant and Kingsbridge.(9)
10.30	Employment Agreement dated May 2, 2007 between the Registrant and Richard G. Ghalie, M.D.(2)(14)
10.31	Form of Amendment to Employment Agreements filed as exhibits 10.6, 10.12, 10.13, 10.15, 10.16 and 10.17 entered into on May 21, 2007.(2)
10.32	Form of Director Fee Deferral Election Form entered into on November 28, 2007 (2)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page of this report.
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1

Certification by the Chief Executive Officer and Chief Financial Officer of Favrille, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

(1)            Filed as an Exhibit to Favrille’s Registration Statement on Form S-1 (No. 333-114299), as amended, and incorporated by reference herein.

(2)            Indicates management contract or compensatory plan.

(3)            Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(4)            Filed as an exhibit to Favrille’s Quarterly Report on Form 10-Q dated August 12, 2005 and incorporated herein by reference.

(5)   Filed as an exhibit to Favrille’s Quarterly Report on Form 10-Q dated November 14, 2005 and incorporated herein by reference.

(6)   Filed as an exhibit to the Favrille’s Annual Report on Form 10-K dated March 29, 2006 and incorporated herein by reference.

(7)    Filed as an exhibit to Favrille’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

(8)    Filed as an exhibit to Favrille’s Current Report on Form 8-K dated December 7, 2006 and incorporated herein by reference.

(9)    Filed as an exhibit to Favrille’s Current Report on Form 8-K dated December 20, 2006 and incorporated herein by reference.

(10)        Filed as an exhibit to Favrille’s Current Report on Form 8-K dated February 13, 2007 and incorporated herein by reference.

(11)        Filed as an exhibit to Favrille’s Current Report on Form 8-K dated October 4, 2007 and incorporated herein by reference.

(12)        Filed as an exhibit to Favrille’s Quarterly Report on Form 10-Q dated August 14, 2007 and incorporated herein by reference.

(13)        Filed as an exhibit to Favrille’s Current Report on Form 8-K dated November 2, 2007 and incorporated herein by reference.

(14)        Filed as an exhibit to Favrille’s Quarterly Report on Form 10-Q dated May 11, 2007 and incorporated herein by reference.

(15)        Filed as an exhibit to the Favrille’s Annual Report on Form 10-K dated March 28, 2007 and incorporated herein by reference.

(16)   Filed as an exhibit of Favrille’s Registration Statement on Form S-8 (No. 333-148164) and incorporated by reference herein.