Form 10-Q
period 2008-03-31
FAVRILLE INC
filed 2008-05-12
CIK 1285701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of April 30, 2008 was 41,299,598.

FAVRILLE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2008

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3
	Statements of Operations (Unaudited) for the three months ended March 31, 2008 and 2007 and the period from January 21, 2000 (inception) to March 31, 2008	4
	Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 and 2007 and the period from January 21, 2000 (inception) to March 31, 2008	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	15
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	32

SIGNATURES		34

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,089	$26,362
Short-term investments	3,569	3,577
Other current assets	1,007	806
Total current assets	20,665	30,745
Property and equipment, net	32,276	33,293
Restricted cash	3,571	3,451
Other assets	423	466
Total assets	$56,935	$67,955
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,106	$3,551
Current portion of debt	5,046	5,275
Warrants liability	2,403	2,492
Total current liabilities	10,555	11,318
Debt, less current portion	5,097	6,342
Deferred rent	15,596	15,415
Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,299,598 and 41,168,432 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	41	41
Additional paid-in capital	235,101	233,807
Accumulated other comprehensive income	2	7
Deficit accumulated during the development stage	(209,457)	(198,975)
Total stockholders’ equity	25,687	34,880
Total liabilities and stockholders’ equity	$56,935	$67,955

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months ended March 31,		Period from January 21, 2000 (inception) to March 31,
	2008	2007	2008
Operating expenses:
Research and development	$8,063	$7,997	$142,833
Marketing, general and administrative	2,556	2,912	43,417
Total operating expenses	10,619	10,909	186,250
Interest income	281	565	7,124
Interest expense	(233)	(187)	(4,127)
Other expense	—	—	(447)
Change in valuation of warrants	89	—	2,403
Total other income, net	137	378	4,953
Net loss	(10,482)	(10,531)	(181,297)
Deemed dividend and accretion of Series C redeemable convertible preferred stock	—	—	(28,160)
Net loss applicable to common stockholders	$(10,482)	$(10,531)	$(209,457)
Net loss per share:
Basic and diluted	$(0.25)	$(0.34)
Weighted-average shares—basic and diluted	41,182	30,690

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

			Period from
			January 21,
			2000
	Three Months ended		(inception) to
	March 31,		March 31,
	2008	2007	2008
Operating activities:
Net loss	$(10,482)	$(10,531)	$(181,297)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,080	659	11,020
Stock-based compensation	1,117	1,054	15,161
Amortization of premium/discount on short-term investments	(29)	(177)	(1,074)
Change in valuation of warrants	(89)	—	(2,403)
Other	1	36	312
Changes in operating assets and liabilities:
Other assets	(163)	(420)	(915)
Accounts payable and accrued liabilities	(315)	(1,178)	3,088
Deferred rent	181	466	4,396
Net cash used in operating activities	(8,699)	(10,091)	(151,712)
Investing activities:
Purchases of property and equipment	(187)	(3,990)	(32,193)
Purchases of short-term investments	(468)	(6,263)	(113,241)
Maturities of short-term investments	500	14,900	110,749
Other assets	—	—	(70)
Restricted cash	(120)	—	(3,571)
Net cash provided by (used in) investing activities	(275)	4,647	(38,326)
Financing activities:
Proceeds from debt	—	4,362	29,854
Payments on debt	(1,476)	(1,186)	(19,764)
Issuance of preferred stock, net	—	—	76,144
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock and warrants	177	10,207	119,287
Repurchase of restricted common stock	—	—	(44)
Net cash provided by (used in) financing activities	(1,299)	13,383	206,127
Net increase (decrease) in cash and cash equivalents	(10,273)	7,939	16,089
Cash and cash equivalents at beginning of period	26,362	14,249	—
Cash and cash equivalents at end of period	$16,089	$22,188	$16,089

Supplemental non-cash activities:
Capitalized interest recorded as property, plant and equipment	$63	$127	$559
Accrued asset acquisitions	$(130)	$238	$19
Leasehold improvements acquired under tenant improvement allowance	$—	$3,669	$11,200
Conversion of Series C to common stock	$—	$—	$43,678

See accompanying notes.

FAVRILLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

UNAUDITED

1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. From inception through March 31, 2008, the Company has incurred net losses of approximately $181.3 million and has a deficit accumulated during the development stage of approximately $209.5 million.

At March 31, 2008, we had $19.7 million in cash, cash equivalents and short-term investments that we believe should fund our operations through the middle of 2008 but will not enable us to fund our operations through fiscal year 2008. We are seeking additional financing to continue our clinical development activities and prepare for commercialization of Specifid. We expect to meet our cash needs and fund our working capital requirements from additional capital sources, which may include an equity offering. If we are unable to complete an equity offering, or otherwise obtain sufficient financing, we may be required to reduce, defer, or discontinue our clinical development activities or may not be able to continue as a going concern entity. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, including any of our noncurrent assets, or amounts and classification of liabilities that might be necessary if the Company were not able to continue as a going concern.

Stock-Based Compensation

Total stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months ended March 31,
	2008	2007
Research and development	$555	$399
General and administrative	562	655
Stock-based compensation expense	$1,117	$1,054

At March 31, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized, excluding performance-based options (see below), was approximately $3.7 million, net of estimated forfeitures of approximately $420,000. This cost will be amortized using the straight-line method over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures.

During the three months ended March 31, 2008, we granted to employees performance-based stock options for the purchase of approximately 1.9 million shares of common stock under the 2001 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”).  Vesting is tied to achievement of certain milestones.

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable.

Of the performance-based stock option awards granted during 2008, approximately 500,000 of these options will vest over 24 months, from the date of grant, contingent upon certain performance conditions. At March 31, 2008, management has assessed the likelihood of meeting all of the performance conditions as less than probable as they are dependent upon many factors which are not determinable.  As such, no compensation expense was recorded.  The compensation cost related to the outstanding options of approximately $500,000 will be recognized, over their respective expected terms, when achievement of the milestones is deemed probable.

Of the approximately 1.4 million remaining performance-based stock option awards granted during 2008, 50% of these options will vest immediately upon FDA approval of Specifid and the remaining 50% will vest monthly over the following 24 months. Management cannot assess the likelihood of the FDA’s approval of Specifid as it is dependent upon many factors including the outcome of pivotal Phase 3 clinical trial data analysis. The compensation costs related to these options of approximately $1.5 million will be recognized, over their respective vesting terms, upon achievement of the milestone.

As of March 31, 2008, an aggregate total of 2.7 million performance-based options remained outstanding. Management has assessed the likelihood of meeting all of the performance conditions as less than probable as they are dependent upon many factors which are not determinable. The compensation cost related to the outstanding options of approximately $3.7 million will be recognized, over their respective expected terms, when achievement of the milestones is deemed probable.

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

	As of March 31,
	(in thousands)
	2008	2007
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:

Common stock equivalents:
Stock warrants	7,822	3,372
Options to purchase common stock	6,547	3,183
Common stock subject to repurchase	3	81
	14,372	6,636

Adoption of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. In accordance with the guidance of FASB Staff Position No. 157-2, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The Company does not anticipate adoption will have a material impact on its financial position, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s financial statements.

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended March 31,
	2008	2007

Net loss	$(10,482)	$(10,531)
Change in unrealized gain/(loss) on short-term investments	(5)	(2)
Comprehensive loss	$(10,487)	$(10,533)

Accumulated other comprehensive income totaled approximately $2,000 and $7,000 at March 31, 2008 and December 31, 2007, respectively, and was attributed to net unrealized gains on short-term investments.

3.  Stockholders’ Equity

Registration Statement

On June 20, 2006, the Company filed a shelf registration statement on Form S-3 with the Securities Exchange Commission (the “SEC”). The shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its common stock, debt securities or warrants, or any combination of such securities, for proceeds in an aggregate amount of up to $60 million. The shelf registration statement was declared effective by the SEC on July 11, 2006. The registration statement expired on February 29, 2008.

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

On March 11, 2008, the Company filed a shelf registration statement on Form S-3 with the Securities Exchange Commission (the “SEC”). The shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, up to 13 million shares of its common stock, inclusive of securities convertible into or exchangeable for shares of common stock, and/or debt securities and warrants to purchase common stock up to a total dollar amount of $25 million. The shelf registration statement was declared effective by the SEC on March 17, 2008.

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

4. Fair Value Measurement

The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured at fair value. SFAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1: Quoted prices in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Determination of fair value

The Company measures fair value using the procedures set out below for all assets and liabilities measured at fair value. When available, the Company generally uses quoted market prices to determine fair value, and classifies such items in Level 1. If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Where appropriate, the description includes details of the valuation models, the key inputs to those models, as well as any significant assumptions.

Assets and liabilities measured at fair value on a recurring basis

Short-term investments

The short-term investments category on the Company’s balance sheets includes available-for-sale debt securities. The Company uses quoted market prices to determine the fair value of all investment securities; such items are classified in Level 1 of the fair value hierarchy.

Warrants liability

The warrants liability category on the Company’s balance sheets includes the outstanding warrants issued in connection with the November 2007 registered direct offering described in Note 3. The Company uses model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; such items are classified in Level 2 of the fair value hierarchy.

The following table presents the financial instruments carried at fair value, by caption on the balance sheet and by SFAS 157 valuation hierarchy (as described above) as of March 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$3,569	$3,569	$—	$—
Warrants liability	2,403	—	2,403	—

5. Commitments and Contingencies

As of March 31, 2008, we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $29.9 million.  Total debt of $10.1 million was outstanding at that date.  These obligations are secured by our existing and future assets excluding intellectual property and are due in monthly installments through January 2011. Borrowings under the line of credit bear interest at effective rates ranging from 11.45% to 12.17% per annum.  The debt agreements subject us to certain financial and non-financial covenants. As of March 31, 2008, we were in compliance with the terms of the debt agreements. The agreements contain a restrictive financial covenant requiring the Company to maintain a minimum of $15 million in available cash, cash equivalents and short-term investments (available cash balances). If the available cash balances drop below $15 million, the lenders could require the Company to execute a letter of credit (LOC) for their benefit equal to the outstanding loan balances at that time. The Company would be required to use a significant amount of its available cash balance to collateralize the LOC which would reduce the cash available to fund operations of the Company. In addition, the Agreements subject the Company to certain non-financial covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words “anticipate”, “expect”, “believe”, “plan”, “intend”, and similar expressions are intended to identify such statements. Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to those discussed herein and, in particular, the risks described in Item 1A of Part II  and throughout our Annual Report on Form 10-K for the year ended

December 31, 2007. Actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

Overview

We are a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. We have developed a proprietary technology that enables us to manufacture active immunotherapy products that are designed to stimulate a patient’s immune system to mount a specific and sustained response to disease. Our lead product candidate, Specifid, is an active immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma, or NHL. We initiated a Phase 3 registration trial of Specifid in patients with follicular B-cell NHL in July 2004 and randomized the last of 349 patients into the trial in June 2006.  In addition, Specifid has been evaluated in several multi-center, open-label Phase 2 clinical trials involving more than 200 patients.

We believe Specifid may be effective in treating other types of B-cell NHL. Four additional Phase 2 clinical trials of Specifid are ongoing. One of these clinical trials is being conducted under a separate physician-sponsored Investigational New Drug, or IND, application in the United States. Moreover, we believe our active immunotherapy expertise and proprietary manufacturing technology may enable us to develop additional product candidates for other oncology indications, such as T-cell lymphoma, and for autoimmune diseases.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma. We have retained exclusive worldwide commercialization rights to all of our product candidates.

We were incorporated in Delaware in January 2000. As of March 31, 2008, we had not generated any revenues, and we had financed our operations and internal growth through private placements and public offerings of our stock and warrants, and equipment and leasehold debt financings. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2008, our deficit accumulated during the development stage was approximately $209.5 million. We expect to incur substantial and increasing losses for the next several years as we:

• continue to develop and prepare for the commercialization of our lead product candidate, Specifid;

• expand our research and development programs;

• expand our current manufacturing capabilities to support commercial manufacturing of Specifid; and

• acquire or in-license oncology products that are complementary to our own.

Going Concern

As more fully described in the Risk Factors and Note 1 of the Notes to Condensed Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements included with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008, related to the uncertainty of our ability to continue as a going concern. At March 31, 2008, we had $19.7 million in cash, cash equivalents and short-term investments that we believe will allow us to complete analysis of the primary endpoint in our Phase 3 registration trial, which is anticipated to occur in the second quarter of 2008, but we will need to raise additional financing to continue operations beyond such time.  Although we may seek additional financing prior to that time, potential equity investors may not be willing and other capital resources may not be available to provide funding before our Phase 3 results are available.  If the results of our Phase 3 trial are negative or inconclusive, we may not be able to raise the necessary funds to continue as a going concern entity.  Even if the results of our Phase 3 trial are positive, we will need to raise additional financing within a very short period after completion of our analysis of such results in order to continue the clinical development activities necessary for completion of a BLA and prepare for commercialization, and we may not be able to complete a financing, either on favorable terms or at all, within such period.  If we are unable to complete an equity offering, or otherwise obtain sufficient financing, we may be required to reduce, defer, or discontinue our clinical development activities or may not be able to continue as a going concern entity. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, including any of our noncurrent assets, or amounts and classification of liabilities that might be necessary if the Company were not able to continue as a going concern.

Financial Operations Overview

Research and Development Expense.  Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of Specifid. We completed enrollment in our Phase 3 registration trial of Specifid following Rituxan in patients with follicular B-cell NHL in January 2006. We anticipate that the analysis of the primary endpoint in the trial will be completed and made available in the second quarter of 2008. We have also completed enrollment in two Phase 2 clinical trials and continue to evaluate the results. Four additional Phase 2 clinical trials of Specifid are ongoing.

From inception through March 31, 2008, we incurred costs of approximately $142.8 million associated with the research and development of Specifid, which represents substantially all of our research and development costs to date. We expect our research and development costs to increase as we advance Specifid and new product candidates into later stages of clinical development. While difficult to predict, we estimate that research and development costs required to complete the development of and file a Biologics Licensing Application, or BLA, for Specifid will be an additional $30 million.  We are unable to estimate with any certainty the costs we will incur in the continued development of other product candidates for commercialization. On an ongoing basis, we expect to expand our research and development activities to include clinical development of FAV-201 and preclinical research of treatments for autoimmune diseases, initially multiple sclerosis.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 1 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Stock-Based Compensation.  We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)).  Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

During the three months ended March 31, 2008, we granted to employees performance-based stock options for the purchase of approximately 1.9 million shares of common stock under the 2001 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”).  Vesting of such options is tied to achievement of certain milestones. For purposes of measuring compensation expense, the amount of awards ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Management has initially assessed the likelihood of achieving all of the milestones as less than probable as they are dependent upon many factors which are not determinable at this time.  As such, the compensation cost related to the options of approximately $2 million will be recognized, over their respective expected terms, when achievement of the milestones is deemed probable.

As of March 31, 2008, an aggregate total of 2.7 million performance-based options remained outstanding. Management has assessed the likelihood of meeting all of the performance conditions as less than probable as they are dependent upon many factors which are not determinable. The compensation cost related to the outstanding options of approximately $3.7 million will be recognized, over their respective expected terms, when achievement of the milestones is deemed probable.

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

Fair Value Measurement.  As discussed in Notes 1 and 4 to the condensed financial statements, the Company adopted the provisions of SFAS No. 157 and SFAS No. 159 effective January 1, 2008.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented above relating to them.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Research and Development.    Research and development expense increased from approximately $8 million during the three months ended March 31, 2007 to $8.1 million during the three months ended March 31, 2008. The increase of $100,000, or 1%, is primarily due to approximately $300,000 of additional operating expenses associated with the commercial-scale manufacturing facility; an increase of approximately $100,000 in stock-based compensation; an increase of approximately $100,000, for additional personnel including our Chief Medical Officer and Statistical Programming staff; and an increase of  $100,000 in consulting expense related to our Phase 3 registration trial data collection and analysis; offset by a decrease of approximately $400,000 in manufacturing supplies related to the completion of patient enrollment in our Phase 3 registration trial; and a decrease in cash bonus expense of approximately $200,000 as possible payment of the Company’s cash bonus plan  is contingent upon meeting certain milestones during 2008 which are considered less than probable.

Marketing, General and Administrative.    Marketing, general and administrative expense decreased from approximately $2.9 million during the three months ended March 31, 2007 to $2.6 million during the three months ended March 31, 2008. The decrease of $300,000, or 10%, primarily reflects a decrease in cash bonus expense of approximately $100,000 as possible payment of the Company’s cash bonus plan  is contingent upon meeting certain milestones during 2008 which are considered less than probable;

a decrease of approximately $100,000 in stock-based compensation; and a decrease of approximately $100,000 in travel expenses.

Interest Income.  Interest income decreased from approximately $565,000 during the three months ended March 31, 2007 to $280,000 during the three months ended March 31, 2008. The decrease of $285,000, or 50%, was primarily the result of the reduction in the average balance of cash, cash equivalents and short-term investments and a lower average interest rate.

Change in Valuation of Warrants.  In November 2007, the Company issued warrants to purchase 4.4 million shares of Common Stock in conjunction with the registered direct offering of Common Stock and warrants. These warrants were recorded as a liability of $4.8 million utilizing the Black-Scholes valuation model, or Black-Sholes, for estimating the fair value as of the closing date, November 7, 2007. Utilizing Black-Scholes, on December 31, 2007, the warrants were revalued at approximately $2.5 million and on March 31, 2008, the warrants were again revalued at approximately $2.4 million. The change in valuation was recorded as other income during the three months ended March 31, 2008.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of March 31, 2008, we had received proceeds of approximately $76.1 million, net of stock issuance costs from the sale of preferred stock which was converted to common stock; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions and offering expenses; proceeds of approximately $74.9 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement and in registered direct offerings, net of offering expenses; and proceeds of $3.3 million from the sale of common stock to certain investors, in a committed equity financing facility.

As of March 31, 2008 we had financed the purchase of equipment and leasehold improvements through debt totaling approximately $29.9 million.  Total debt of $10.1 million was outstanding at that date.  These debt obligations are secured by our existing and future assets excluding intellectual property and are due in monthly installments through January 2011. Borrowings under the line of credit bear interest at effective rates ranging from 11.45% to 12.17% per annum.  The debt agreements subject us to certain financial and non-financial covenants. As of March 31, 2008, we were in compliance with the terms of the debt agreements. The debt agreements contain a restrictive financial covenant requiring the Company to maintain a minimum of $15 million in available cash, cash equivalents and short-term investments (available cash balances). If the available cash balances drop below $15 million, the lenders could require the Company to execute a letter of credit (LOC) for their benefit equal to the outstanding loan balances at that time. The Company would be required to use a significant amount of its available cash balance to collateralize the LOC which would reduce the cash available to fund operations of the Company.

Cash Flows

As of March 31, 2008, cash, cash equivalents and short-term investments were approximately $19.7 million as compared to $29.9 million at December 31, 2007, a decrease of approximately $10.2 million. The decrease resulted primarily from the net cash used to fund ongoing operations.

Net cash used in operating activities was approximately $8.7 million for the three months ended March 31, 2008, compared to approximately $10.1 million for the same period in 2007.  The decrease of approximately $1.4 million is primarily due to a decrease in cash bonus payments as possible payment of the Company’s cash bonus plan is contingent upon meeting certain milestones in 2008 which are currently considered less than probable.

Net cash used in investing activities for the three months ended March 31, 2008 was approximately $275,000 compared to net cash provided by investing activities of $4.6 million for the same period in 2007.  The increased use of cash of approximately $4.9 million is due to a decrease of $14.4 million in maturities of short-term investments offset by a decrease of approximately $5.8 million in purchases of short-term investments and approximately $3.8 million in property and equipment purchases.

Net cash used in financing activities for the three months ended March 31, 2008 was approximately $1.3 million, reflecting primarily debt repayments of approximately $1.5 million.  Net cash provided by financing for the same period in 2007 totaled approximately $13.4 million, reflecting primarily the gross proceeds of approximately $10 million from our registered direct offering of common stock in February 2007 and approximately $4.4 million of gross proceeds from our credit facility, offset by approximately $1.2 million of debt repayments.

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

As of March 31, 2008, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 8 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates over the next year would have a significant impact on our interest income. As of March 31, 2008, all of our short-term investments were corporate bonds and notes and asset-backed securities, and our cash equivalents were held in checking accounts and money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Going Concern—See “Going Concern” in Note 1 of Notes to Condensed Financial Statements and page 18 of this Risk Factors section, in which we discuss the need to obtain additional financing in 2008.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process, and the results of these trials are inherently uncertain. We have completed enrollment of patients in several Phase 2 clinical trials of Specifid involving more than 200 indolent B-cell NHL patients and are currently conducting follow-up evaluation of those patients. We completed registration of patients in a double-blind, placebo controlled Phase 3 registrational trial of Specifid for the treatment of follicular B-cell NHL in January 2006 and randomized the last of the 349 patients in June 2006. During the week of November 6, 2006, our independent Data Monitoring Board, or DMB, completed a planned interim analysis of data from the secondary endpoint, overall response improvement, in the first 226 patients enrolled in the trial. The DMB concluded that the interim analysis did not demonstrate a statistically significant difference between treatment and control groups in the secondary endpoint. On October 25, 2007, we announced that the DMB was convened to assess TTP for patients in the control group of our Phase 3 trial. The DMB assessment, which was conducted in accordance with the clinical protocol under our SPA, indicated that the control group behavior is consistent with data reported in the published literature on which we based our assumptions for trial design and statistical analysis. Based in part on the guidance provided by the DMB, we determined April 2008 to be the appropriate time for data cutoff of the Phase 3 trial. We anticipate that the analysis of the data will be completed and made available in the second quarter of 2008. However, we cannot guarantee when the necessary data from the trial will be available, and accordingly, we may not be able to complete final analysis of the TTP data within the projected timeframe. Moreover, we cannot guarantee that the control group behavior will ultimately be consistent with data reported in the published literature on which we based our assumptions for trial design and statistical analysis.

Four additional Phase 2 clinical trials of Specifid are ongoing.  In June 2006, we received an allowance from the FDA for an IND for our second product candidate, FAV-201, for the treatment of cutaneous T-cell lymphoma.

We have received a Special Protocol Assessment, or SPA, from the FDA for our pivotal Phase 3 clinical trial of Specifid. In the SPA process, the FDA reviewed the design, size and planned analysis of our Phase 3 clinical trial and provided comments regarding the trial’s adequacy to form a basis with respect to effectiveness for approval of a Biologics Licensing Application, or BLA, if the trial meets its predetermined objectives. We will not be able to file a BLA for Specifid until after we complete the analysis of the primary endpoint, TTP, of our ongoing Phase 3 registration trial. We anticipate the analysis of the primary endpoint to be completed and made available in the second quarter of 2008. The FDA’s written agreement is binding, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial has commenced. Despite having received an SPA, we may be required to conduct an additional Phase 3 clinical trial of Specifid for the treatment of follicular B-cell NHL before we can apply for regulatory approval. Although the FDA typically requires successful results in two Phase 3 clinical trials to support marketing approval, the FDA has, on several occasions, approved products based on a single Phase 3 clinical trial that demonstrates a high level of statistical significance where there is an unmet need for a life-threatening condition. We currently plan to seek FDA approval of Specifid based on our ongoing pivotal Phase 3 clinical trial alone. In the event that the FDA requires the results of a second Phase 3 clinical trial before accepting a BLA or before granting marketing approval of Specifid, our launch of Specifid would be delayed, possibly by several years, and we would incur significant costs in conducting the additional trial.

The preliminary, blinded clinical data reported from time to time prior to the release of the final results of our Phase 3 registration trial and the preliminary clinical data from our Phase 2 clinical trials have not been fully audited and have been taken from databases that have not been reconciled against medical records kept at the clinical sites or that may not include the most current information on patient disease progressions.  The data released may not be indicative of the final results of our Phase 3 registration trial or any other clinical trial of Specifid.  Failure can occur at any stage of testing.  We do not know whether our Phase 3 clinical trial or any future clinical trials will demonstrate safety and efficacy sufficient to result in marketable products.  Our failure to adequately demonstrate the safety and efficacy of Specifid will prevent us from obtaining regulatory approval for, or commercializing, Specifid.

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

*Failure to enroll patients in our clinical trials may cause delays in developing Specifid or any other product candidate.

 We may encounter delays in development and commercialization, or fail to obtain marketing approval, of Specifid or any other product candidate that we may develop if we are unable to enroll enough patients to complete clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial and competing clinical trials. Although we completed patient enrollment in our Phase 3 registration trial of Specifid in January 2006, we have from time to time experienced slower-than-expected patient enrollment in our clinical trials and may do so in the future if additional clinical trials of Specifid are required or if we clinically develop any of our other product candidates. Delays in planned patient enrollment may result in increased costs and harm our ability to complete our clinical trials and obtain regulatory approval.

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

Risks Related to Our Financial Results and Need for Financing

*We may not be able to continue as a going concern and will need to raise funds in the very near future. We will need substantial additional funds to continue operations, which we may not be able to raise on favorable terms, or at all.

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

As more fully described in Note 1 of the Notes to Condensed Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements related to the uncertainty of our ability to continue as a going concern. We believe that our cash, cash equivalents and short-term investments, which were approximately $19.7 million at March 31, 2008, will allow us to complete analysis of the primary endpoint in our Phase 3 registration trial, which is anticipated to occur in the second quarter of 2008, but we will need to raise additional financing to continue operations beyond such time. Although we may seek additional financing prior to that time, potential equity investors or other capital resources may not be willing to provide funding before our Phase 3 results are available.  If the results of our Phase 3 trial are negative or inconclusive, we may not be able to raise the necessary funds to continue as a going concern entity.  Even if the results of our Phase 3 trial are positive, we will need to raise additional financing within a very short period after completion of our analysis of such results in order to continue the clinical development activities necessary for completion of a BLA and prepare for commercialization, and we may not be able to complete a financing, either on favorable terms or at all, within such period.  If we are unable to complete an equity offering, or otherwise obtain sufficient financing, we will be required to reduce, defer, or discontinue our clinical development activities and will likely not be able to continue as a going concern entity.

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

Pursuant to an effective shelf registration statement on Form S-3, in February 2007, we sold $10 million of common stock and in November 2007, we sold $21.1 million of common stock and warrants.  Additionally, we have entered into the CEFF pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $40 million of our common stock.   In July 2007, we sold 462,195 shares of common stock to Kingsbridge pursuant to the CEFF for gross proceeds totaling $1.4 million. In September 2007, we issued an aggregate of 673,395 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.9 million.   On March 11, 2008, we filed a shelf registration statement with the SEC on Form S-3 pursuant to which we may periodically sell up to 13 million shares of common stock and/or up to $25 million of debt securities and warrants to purchase common stock. The registration statement was declared effective by the SEC on March 17, 2008. Additional funding may not be available to us, and, if available, may not be available on acceptable terms. If we raise additional funds by issuing equity securities, stockholders will incur immediate dilution. If adequate funds are not available to us, we may be required to delay, reduce the scope of, or eliminate one or more of our research, development and clinical activities. Alternatively, we may need to seek funds through arrangements with collaborative partners or others that require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Any of these events could have a material adverse effect on our business, results of operations, financial condition or cash flow.

*We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We are a development stage company with a limited operating history. We have financed our operations through private placements of common stock and warrants, public offerings of our common stock and warrants to purchase our common stock, equipment and leasehold debt financing, and our Committed Equity Financing Facility, or CEFF, through Kingsbridge Capital Limited. We have incurred losses in each year since our inception in 2000. For the three months ended March 31, 2008, the Company reported a net loss of $10.5 million, or $0.25 per share, compared to a net loss of $10.5 million, or $0.34 per share, for the same period in 2007.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the expansion of our clinical trials and research and development programs, preparations to manufacture Specifid on a commercial scale, and marketing, general and administrative expenses. We also have substantial lease and debt obligations related to our new manufacturing and headquarters facilities impacting our operating expenses. We expect that our losses will fluctuate from quarter to quarter and year to year and that these fluctuations may be substantial. We cannot guarantee that we will successfully develop, manufacture, commercialize or market any products. As a result, we cannot guarantee that we will ever achieve or sustain product revenues or profitability.

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

*Our credit facilities with Oxford Finance Corporation and GE Capital Corporation include a restrictive financial covenant, violation of which could restrict a significant amount of our available cash balances.

Our loan and security agreements with Oxford Finance Corporation and GE Capital Corporation, or the lenders, contain a restrictive financial covenant requiring us to maintain a minimum of $15 million in available cash, cash equivalents and short-term investments, or available cash balances.  If our available cash balances drop below $15 million, which is likely to occur in the second quarter of 2008 unless we are able to raise additional financing, the lenders could require us to execute a letter of credit, or LOC, for their benefit equal to the outstanding loan balances at that time. We would be required to use a significant amount of our available cash balance to collateralize the LOC which would reduce the cash available to fund operations of the Company.

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

Our Phase 3 registration trial of Specifid for the treatment of follicular B-cell NHL is being conducted at 67 centers in the United States and will require long-term follow up of at least 342 patients randomized into the trial. One clinical trial of Specifid is being conducted under the direction of a physician sponsor, rather than under our supervision. We do not have the ability to independently conduct clinical trials for Specifid, or any other product candidate that we may develop, and we must rely on third parties, such as medical institutions and clinical investigators, including physician sponsors, to conduct our clinical trials. In particular, we will rely on these parties to recruit and enroll patients in our clinical trials. We also rely on third-party couriers to transport patient tissue samples and Specifid. If any of the third parties upon whom we rely to conduct our clinical trials or transport patient tissue samples and immunotherapies do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, and need to be replaced, our clinical trials may be extended, delayed or terminated.

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

We are aware of a number of companies that are developing active immunotherapies to treat B-cell NHL. Genitope Corporation, or Genitope, discontinued development of its idiotype immunotherapy product candidate, MyVax (Id-KLH), or MyVax, for patients with follicular B-cell NHL after announcing, in December 2007, that the trial was unable to show a statistical benefit in progression free survival for patients receiving MyVax plus GM-CSF versus KLH plus GM-CSF. Antigenics, Inc. completed a Phase 2 clinical trial evaluating its active immunotherapy candidate in indolent NHL patients. Biovest International Inc., or Biovest, a majority owned subsidiary of Accentia Biopharmaceuticals terminated patient enrollment in a Phase 3 clinical trial of an active idiotype immunotherapy in September 2007. In April 2008, it announced that an independent data monitoring board had performed an interim analysis of the data and recommended that Biovest unblind the data in August 2008..

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

*We depend on attracting and retaining key scientific and management personnel to advance our technology, and the loss of these personnel could impair the development of our products.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly John P. Longenecker, Ph.D., our President and Chief Executive Officer, and Daniel P. Gold, Ph.D., one of our co-founders and our Chief Scientific Officer. The loss of services of Dr. Longenecker or Dr. Gold, or one or more of our other members of senior management, could delay or prevent the successful completion of our Phase 3 registration trial or the commercialization of Specifid. Although we have employment agreements with each of our executives, their employment with us is “at will,” and each executive can terminate his or her agreement with us at any time. We do not carry “key person” insurance covering members of senior management, other than Drs. Longenecker and Gold. This insurance may not continue to be available on commercially reasonable terms and may prove inadequate to compensate us for the loss of their services.

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

*We may need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 31, 2008, we had 150 employees. Of these, 123 employees were in research and development which was comprised of 83 in manufacturing, quality control and quality assurance, 35 in research and process development, and five members of senior management.  Of the remaining employees, three were members of senior management and 24 were in marketing, general and administration. If results of our Phase 3 registration trial are positive, we will need to expand our financial, managerial, operational and other resources in order to continue our clinical trials and commercialize Specifid, FAV-201, or any other product candidates that we may develop. Future growth would impose significant added responsibilities on our management team, including the need to identify, recruit, maintain and integrate additional employees, and could impose significant added expenses to our operations. Our ability to commercialize Specifid, FAV-201, or any other product candidates that we may develop, and our future financial performance in general, will depend in part on our ability to manage any future growth effectively. In order to meet these challenges, we would need to:

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

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not be sustained. Our stock price has traded in the range of $7.77- $1.20 from the commencement of our IPO on February 2, 2005 to April 30, 2008.

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

As of April 30, 2008, our officers and directors and stockholders affiliated with our directors together beneficially held approximately 35.5% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2008, in conjunction with a consulting agreement with Porter Novelli Life Sciences, LLC, the Company issued warrants to purchase up to 10,000 shares of the Company’s Common Stock at an exercise price of $1.80 per share. The warrants are exercisable through April 8, 2013. These warrants were issued in reliance upon the exemption from registration provided in section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder pursuant to the consultant’s status as an accredited investor.

Item 6.    Exhibits.

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(7)

4.1	Form of Common Stock Certificate of Registrant.(1)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 between the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 between the Registrant and certain of its stockholders.(1)

4.4	Securities Purchase Agreement dated March 6, 2006, by and among Registrant and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”). (2)

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement. (2)

4.6	Securities Purchase Agreement dated February 12, 2007, by and among Registrant and certain investors.(3)

4.7	Warrant to purchase 250,000 shares of Common Stock dated December 19, 2006 issued to Kingsbridge Capital Limited.(4)

4.8	Registration Rights Agreement, dated December 19, 2006, by and between Registrant and Kingsbridge Capital Limited.(4)

4.9	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.(5)

4.10	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.(5)

4.11	Amendment No. 1 to Registration Rights Agreement dated December 19, 2006, by and between Registrant and Kingsbridge Capital Limited dated August 10, 2007.(6)

4.12	Form of Warrant issued to investors in November 2007 registered direct offering. (8)

4.13	Placement Agent Agreement dated November 2, 2007, by and between Registrant and Lazard Capital Markets, LLC. (8)

4.14	Warrant to purchase 10,000 shares of Common Stock dated April 8, 2008 issued to Porter Novelli Life Sciences, LLC.

31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).

32

Certification by the Chief Executive Officer and Chief Financial Officer of Favrille, Inc., as required by Rule13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-114299), as amended, and incorporated by reference herein.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 13, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated December 20, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated October 4, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2007 and incorporated herein by reference.

Favrille, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2008

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)