Form 10-Q
period 2008-06-30
FAVRILLE INC
filed 2008-08-11
CIK 1285701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the Registrant’s common stock outstanding as of July 30, 2008 was 41,299,598.

FAVRILLE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2008

		PAGE
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3
	Statements of Operations (Unaudited) for the three and six months ended June 30, 2008 and 2007 and the period from January 21, 2000 (inception) to June 30, 2008	4
	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008 and 2007 and the period from January 21, 2000 (inception) to June 30, 2008	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 4	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits	26

SIGNATURES		28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,158	$26,362
Short-term investments	—	3,577
Assets held for sale	2,500	—
Other current assets	359	806
Total current assets	5,017	30,745
Property and equipment, net	—	33,293
Restricted cash	3,571	3,451
Other assets	356	466
Total assets	$8,944	$67,955
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$5,645	$3,551
Current portion of debt	3	5,275
Warrants liability	—	2,492
Total current liabilities	5,648	11,318
Debt, less current portion	—	6,342
Deferred rent	15,693	15,415
Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,299,598 and 41,168,432 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	41	41
Additional paid-in capital	236,391	233,807
Accumulated other comprehensive income	—	7
Deficit accumulated during the development stage	(248,829)	(198,975)
Total stockholders’ (deficit) equity	(12,397)	34,880
Total liabilities and stockholders’ equity	$8,944	$67,955

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months ended June 30,		Six Months ended June 30,		Period from January 21, 2000 (inception) to June 30,
	2008	2007	2008	2007	2008
Operating expenses:
Research and development	$10,087	$9,623	$18,151	$17,620	$152,921
Marketing, general and administrative	3,044	2,948	5,598	5,860	46,459
Total operating expenses	13,131	12,571	23,749	23,480	199,380
Interest income	96	497	377	1,062	7,220
Interest expense	(273)	(314)	(506)	(501)	(4,400)
Loss on impairment of property and equipment	(28,478)	—	(28,478)	—	(28,478)
Change in valuation of warrants	2,403	—	2492	—	4,806
Other income (expense)	10	—	10	—	(437)
Total other (expense) income, net	(26,242)	183	(26,105)	561	(21,289)
Net loss	(39,373)	(12,388)	(49,854)	(22,919)	(220,669)

Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—	(28,103)

Accretion of Series C redeemable convertible preferred stock issuance costs	—	—	—	—	(57)
Net loss applicable to common stockholders	$(39,373)	$(12,388)	$(49,854)	$(22,919)	$(248,829)
Historical net loss per share:
Basic and diluted	$(0.95)	$(0.38)	$(1.21)	$(0.73)
Weighted-average shares-basic and diluted	41,298	32,435	41,239	31,598

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

			Period from
			January 21,
			2000
	Six Months ended		(inception) to
	June 30,		June 30,
	2008	2007	2008
Operating activities:
Net loss	$(49,854)	$(22,919)	$(220,669)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,386	1,484	12,326
Stock-based compensation	2,412	2,259	16,456
Amortization of premium/discount on short-term investments	(31)	(334)	(1,076)
Change in valuation of warrants	(2,492)	—	(4,806)
Loss on impairment of property and equipment	28,478	—	28,478
Other	60	64	371
Changes in operating assets and liabilities:
Other assets	485	(435)	(267)
Accounts payable and accrued liabilities	2,224	(317)	5,627
Deferred rent	278	873	4,493
Net cash used in operating activities	(16,054)	(19,325)	(159,067)
Investing activities:
Purchases of property and equipment	(187)	(6,535)	(32,193)
Purchases of short-term investments	(468)	(11,337)	(113,241)
Maturities of short-term investments	4,069	26,400	114,318
Other assets	—	—	(70)
Restricted cash	(120)	—	(3,571)
Net cash provided by (used in) investing activities	3294	8,528	(34,757)
Financing activities:
Proceeds from debt	—	5,623	29,854
Payments on debt	(11,616)	(2,659)	(29,904)
Issuance of preferred stock, net	—	—	76,144
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock and warrants	172	10,161	119,282
Repurchase of restricted common stock	—	—	(44)
Net cash (used in) provided by financing activities	(11,444)	13,125	195,982
Net (decrease) increase in cash and cash equivalents	(24,204)	2,328	2,158
Cash and cash equivalents at beginning of period	26,362	14,249	—
Cash and cash equivalents at end of period	$2,158	$16,577	$2,158

Supplemental non-cash activities:
Capitalized interest recorded as plant and equipment	$0	$231	$559
Accrued asset acquisitions	$(19)	$232	$0
Leasehold improvements acquired under tenant improvement allowance	$—	$3,696	$11,200
Conversion of Series C to common stock	$—	$—	$43,678

See accompanying notes.

FAVRILLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

UNAUDITED

1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

In May 2008, we announced the discontinuation of development of SpecifidTM, our lead product candidate for patients with B-cell non-Hodgkin’s lymphoma (NHL), the discontinuation of other programs requiring production of patient-specific therapies including the T-cell and autoimmune disease programs and a workforce reduction which involved the termination of 132 of our 144 employees, including six of our executive officers. As a result of the foregoing events, we are considering our strategic alternatives, including possible business arrangements such as a reorganization involving in-licensing of products contingent upon additional financing or a merger with another entity. See Impairment of Long-lived Assets and Assets Held for Sale and Note 6. Restructuring Activities below for further discussion of these events.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. From inception through June 30, 2008, the Company has incurred net losses of approximately $220.7 million and has a deficit accumulated during the development stage of approximately $248.8 million.

At June 30, 2008, current liabilities of $5.6 million exceeded cash and cash equivalents of $2.2 million. The Company intends to sell all long-lived assets in August 2008 and plans to use the current cash, cash equivalents and proceeds from the sale of the long-lived assets to fund current operations and to repay creditors. Although current liabilities exceed current assets, the accompanying condensed financial statements are prepared on a going-concern basis as the Company is considering, and believes it is reasonably possible, that it could complete any number of strategic alternatives, including business arrangements such as a reorganization involving in-licensing of products contingent upon additional financing or a merger with another entity. If the Company is unable to complete such a strategic transaction, it will likely not be able to continue as a going concern.

Impairment of Long-lived Assets and Assets Held for Sale

In May 2008, the Company obtained results of the data analysis of its Phase 3 registration trial for the lead product candidate, Specifid, for patients with follicular NHL. Analysis of the primary endpoint in the trial failed to show a statistically significant improvement in the treatment arm, Specifid plus Leukine® following Rituxan®, compared to the control arm, placebo plus LeukineTM following Rituxan. Based on these results, the Company immediately discontinued development of Specifid and other programs requiring production of patient-specific therapies including the T-cell and autoimmune disease programs. The Company had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development of Specifid. The Company has ceased the manufacture of Specifid at the facility in San Diego, California. The Company plans to sell all of its equipment and other personal property in August 2008.

We performed a recoverability test of the long-lived assets included in our Specifid asset group in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The recoverability test was based on the estimated undiscounted future cash flows expected to result from the disposition of the Specifid asset group, including the estimated future cash inflows from anticipated sales and returns of assets and the estimated asset disposition costs. Based on the recoverability analysis performed, management does not believe that the estimated undiscounted future cash flows expected to result from the disposition of the Specifid asset group are sufficient to recover the carrying value of these assets. Accordingly, we recorded a non-cash charge for the impairment of long-lived assets of $28.5 million in the second quarter of 2008 to write-down the carrying value of the Specifid asset group to its estimated fair value. The impairment loss has been recorded as a separate line item, “Loss on impairment of property and equipment”, in the statement of operations for the three and six months ended June 30, 2008. The fair value was estimated based upon sales prices of similar assets. The carrying value of the property and equipment that is held for sale is separately presented in the “Assets held for sale” caption in the balance sheet.

The carrying value of property and equipment, net of accumulated depreciation and assets held for sale as December 31, 2007 and the carrying value of the assets held for sale as of June 30, 2008 were as follows (in thousands):

	As of
	June 30,
	2008	As of
	Carrying	Dec.31,
	Value	2007
	Adjusted for	Carrying
	Impairment	Value
Property and Equipment, net

Leasehold Improvements	$—	$19,159
Equipment and Construction-in-process	—	14,134

Total Property and Equipment	$—	$33,293

	As of
	June 30,
	2008	As of
	Carrying	Dec.31,
	Value	2007
	Adjusted for	Carrying
	Impairment	Value
Assets held for sale

Leasehold Improvements	$—	$—
Equipment and Construction-in-process	2,500	—

Total Property and Equipment	$2,500	$—

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)).  Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

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

	As of June 30,
	(in thousands)
	2008	2007
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:

Common stock equivalents:
Stock warrants	7,822	3,372
Options to purchase common stock	6,535	4,338
Common stock subject to repurchase	1	58
	14,358	7,768

Adoption of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The Company has no financial instruments measured at fair value at June 30, 2008. In accordance with the guidance of FASB Staff Position No. 157-2, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The Company does not anticipate adoption will have a material impact on its financial position, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three and six months ended June 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s financial statements.

2. Comprehensive Loss

Components of comprehensive loss were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Net loss	$(39,373)	$(12,388)	$(49,854)	$(22,919)
Change in unrealized gain (loss) on short-term investments	2	2	(7)	—
Comprehensive loss	$(39,371)	$(12,386)	$(49,861)	$(22,919)

Accumulated other comprehensive income totaled approximately $0 and $7,000 at June 30, 2008 and December 31, 2007, respectively, and was attributed to net unrealized gains on short-term investments.

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

During July 2008, we terminated our CEFF with Kingsbridge. As a result, no additional financing is available to us under this arrangement.

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

4. Stock Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R).  SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net income or loss.  The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees on a straight-line basis over the vesting period, which is generally four years for new awards.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock -based awards granted both before and after the adoption of SFAS 123(R).  Total stock-based compensation expense recognized for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months ended June 30,	Three Months ended June 30,	Six Months ended June 30,	Six Months ended June 30,
	2008	2007	2008	2007
Research and development	$825	$610	$1,380	$1,027
General and administrative	470	594	1,032	1,232
Stock-based compensation expense	$1,295	$1,204	$2,412	$2,259

 The Company has employment agreements with six members of its executive management team who were included in the workforce reduction on June 6, 2008. The employment agreements entitle the executives to accelerated vesting of the portion of any outstanding option to purchase common stock held by the executives on the date of termination that would have otherwise vested during the nine months following the date of termination. Approximately $600,000 of stock-based compensation expense for the three and six months ended June 30, 2008 is associated with the accelerated vesting.

The following table summarizes the Company’s stock option activity, including performance-based options, for employee and director stock options (shares in thousands):

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
	Outstanding	Per Share	(years)	(in thousands)
Outstanding at January 1, 2008	4,346	$3.68	8.27	$734
Granted	2,227	1.75
Exercised
Repurchased	(74)	0.73
Canceled	(2,733)	2.86
Expired
Outstanding at June 30, 2008	3,840	3.14	5.87	$—
Exercisable at June 30, 2008	2,230	3.48	4.14	$—

Of the exercisable options above, approximately 800,000 were granted to the 132 employees included in the workforce reduction on June 6, 2008. The expiration date of these options is September 6, 2008.

At June 30, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized, excluding performance-based options, was approximately $1.1 million, net of estimated forfeitures.  This cost will be amortized using the straight-line method and will be adjusted for subsequent changes in estimated forfeitures.

Prior to the second quarter of 2008, the Company granted an aggregate total of 2.7 million performance-based options with performance conditions dependent upon the success of the trial. No stock-based compensation expense has been recorded for these performance options as the Company did not assess the vesting as probable. The compensation cost related to the options of approximately $3.7 million will not be recognized based on the results of the Phase 3 registration trial.

No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense were not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.

5. Commitments and Contingencies

In December 2005, the Company entered into a loan and security agreement with a lender and an amendment to a loan and security agreement with another lender (Agreements) under which the lenders agreed to extend the Company a line of credit equal to $20 million.  As a condition of the Agreements, on December 30, 2005, the Company borrowed $3 million against the line of credit to repay the outstanding balance of existing loan and security agreements executed in March 2003.  The remaining proceeds were used solely for the purchase of eligible equipment and certain leasehold improvements through December 2007.  Borrowings against the line of credit were structured as promissory notes with the interest rate fixed at the time of each draw based on the three-year Treasury bill.  Such borrowings were secured by all existing and future assets of the Company, excluding intellectual property, and were to be repaid monthly over 36 to 42 months, depending upon the nature of the equipment financed, through January 2011.  The Agreements contained a restrictive financial covenant requiring the Company to maintain a minimum of $15 million in available cash, cash equivalents and short-term investments (available cash balances). Under the Agreements, if the available cash balances dropped below $15 million, the lenders could require the Company to execute a letter of credit (LOC) for their benefit equal to the outstanding loan balances at that time. In May 2008, the Agreements were amended to reduce the minimum available cash balances requirement to $14.5 million. In May 2008, the Company’s available cash balances dropped below $14.5 million. Because the Company did not execute an LOC equal to the outstanding loan balances, the lenders issued notices of default, acceleration and demand for payment of the outstanding balances. In June 2008, the Company paid approximately $8.8 million from the Company’s investment accounts as repayment of the outstanding principal balance, accrued interest and certain transaction costs. The lenders released the general lien on the Company’s assets. As of June 30, 2008, there were no outstanding balances under the Agreements.

6. Restructuring Activities.

On May 29, 2008, the Company provided a notice under the federal Worker Adjustment and Retraining Notification Act (WARN Act) to 132 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, and that their employment was expected to end on June 6, 2008. In accordance with employment agreements for senior management, the cost of severance totaling $1.4 million which included nine months of base salaries and health benefits was accrued as operating expense in the second quarter of 2008. The costs related to WARN Act notices of the remaining employees, of approximately $1.9 million, including two months of salaries, wages and benefits, were accrued as operating expenses in the second quarter of 2008. Approximately $2.6 million was recorded as research and development expenses and approximately $700,000 was recorded as marketing, general and administrative expense for the three and six months ended June 30, 2008. Accrued Flexible Time Off (FTO) for the 132 employees given the WARN Act notice totaled approximately $700,000 as of June 6, 2008. Approximately $2.6 million in severance cost, WARN Act payments and FTO for the 132 employees remained outstanding as of June 30, 2008.

7. Subsequent Event.

On July 18, 2008, in connection with the discontinuation of the development of Specifid™, the Company entered into a Lease Termination Agreement (Termination Agreement) with its landlord.  The Termination Agreement terminates the Amended and Restated Office Lease dated October 31, 2005, as amended by the First Amendment dated as of September 22, 2006 (collectively, the Lease), pursuant to which the landlord leased to the Company its principal headquarters and manufacturing facilities, consisting of 128,580 rentable square feet of space (the Premises). Under the terms of the Termination Agreement, the Lease will terminate on August 31, 2008 (Termination Date).  Through the Termination Date, the Company will pay for all electrical, gas and water usage and for all clean room janitorial services, and will shut down all installations and equipment located in the GMP lab portion of the Premises in accordance with mutually agreed upon procedures.

In consideration of the early termination of the Lease term, which was originally scheduled to expire on June 30, 2025, and the releases set forth in the Termination Agreement, the Company has transferred and relinquished to the landlord all rights, claims and/or interest it may have had in and to the security deposit of approximately $360,000 which is included in Other Assets in the June 30, 2008 balance sheet. Further, the Company acknowledged that the landlord has the right to draw upon the approximately $3.6 million letter of credit (L-C) for the entire L-C amount at any time.  Cash collateralizing the L-C is included in Restricted Cash in the June 30, 2008 balance sheet. The Company has agreed that the landlord may retain all amounts drawn on the L-C and has transferred and relinquished to landlord all rights, claims and interest it may have had in and to the L-C. The base rent and direct expenses which would have otherwise been payable by the Company for the months of July and August 2008 shall be applied from the security deposit and amounts drawn on the L-C. Upon the effective date of termination of the Lease, August 31, 2008, the Company will record a gain on termination and the deferred rent currently recorded on the balance sheet will be eliminated.

The Company has no other significant remaining commitments under leases.

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

In May 2008, we obtained results of the data analysis of our Phase 3 registration trial for our lead product candidate, Specifid, for patients with follicular B-cell non-Hodgkin’s lymphoma, or fNHL. Analysis of the primary endpoint in the trial failed to show a statistically significant improvement in the treatment arm, Specifid plus Leukine® (sargramostim, GM-CSF) following Rituxan, compared to the control arm, placebo plus Leukine following Rituxan. Based on these results, we immediately discontinued development of Specifid and other programs requiring production of patient-specific therapies including the T-cell and autoimmune disease programs. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development Specifid. In connection with the termination of our clinical trials for Specifid, effective June 6, 2008, we had a major workforce reduction in which 132 of our 144 employees were terminated. We have also ceased the manufacture of Specifid at our facility in San Diego, California. In July 2008, we executed an Agreement with our landlord to terminate our facility lease on August 31, 2008. We plan to sell our equipment and other personal property in August 2008. Accordingly, we recorded a non-cash charge for the impairment of long-lived assets of $28.5 million in the second quarter of 2008 to write-down the carrying value of the Specifid asset group to its estimated fair value.

We are considering our strategic alternatives, including business arrangements, such as a reorganization involving in-licensing of products contingent upon additional financing or a merger with another entity. There is a substantial risk that we may not successfully implement any of these restructuring alternatives, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. Any such transactions may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

We were incorporated in Delaware in January 2000. As of June 30, 2008, we had not generated any revenues, and we had financed our operations and internal growth through private placements and public offerings of our stock and warrants, and equipment and leasehold debt financings. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2008, our deficit accumulated during the development stage was approximately $248.8 million. We expect to incur substantial and increasing losses for the next several years as we attempt to complete any strategic transactions such as a reorganization involving in-licensing of products or a merger with another company.

Going Concern

As more fully described in the Risk Factors and Note 1 of the Notes to Condensed Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements included with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008, related to the uncertainty of our ability to continue as a going concern. At June 30, 2008, our current liabilities of $5.6 million exceeded our cash and cash equivalents of $2.2 million. We intend to sell all of our equipment and other personal property in August 2008 and plan to use our current cash, cash equivalents and proceeds from the sale of assets to fund current operations and to repay our creditors. Although our current liabilities exceed our currents assets, we have prepared the Condensed Financial Statements on a going-concern basis as we are considering our strategic alternatives, including business arrangements, such as a reorganization involving in-licensing of products contingent upon additional financing or a merger with another entity. If we are unable to complete a strategic transaction, we will likely not be able to continue as a going concern entity.

Financial Operations Overview

Research and Development Expense.  Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities have been primarily focused on the development of Specifid. Because we have discontinued the development of Specifid and substantially reduced our workforce, we expect our research and development expenditures to decrease significantly during the remainder of 2008.

From inception through June 30, 2008, we incurred costs of approximately $152.9 million associated with the research and development of Specifid and, since May 2008, the discontinuation of the Specifid development program, which represents substantially all of our research and development costs to date. If we are successful in completing a strategic transaction which may involve in-licensing of product candidates, preclinical development of our anti-CD20 antibody panel or merger with another company, we are unable to estimate with any certainty the costs we will incur in the development of product candidates. Clinical development timelines, likelihood of success and total costs vary widely among different product candidates and the development of clincial products is subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of further development, if any, of any future product candidates.

Marketing, General and Administrative Expense.  Marketing, general and administrative expenses consist primarily of compensation and other expenses related to our marketing and corporate administrative employees, legal fees and other professional services expenses. Because we have discontinued the development of Specifid and substantially reduced our workforce, we expect our marketing, general and administrative expenditures to decrease significantly during the remainder of 2008.

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

Stock-Based Compensation.  We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)).  Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

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

Impairment of Long-lived Assets.   Long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable or its estimated useful life has changed significantly. Impairment is the condition that exists when the carrying amount of a long-lived asset (or group of assets herein referred to as an asset group) exceeds its fair value. An impairment loss must be recognized when the carrying amount of the long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Costs Associated with Exit or Disposal Activities.  A liability for costs associated with exit or disposal activities should be measured and recognized, initially at its fair value, in the period in which the liability is incurred. In the second quarter of 2008, we recorded a liability associated with severance and related costs of a workforce reduction in which 132 employees were terminated on June 6, 2008.

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

 Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

Research and Development.  Research and development expense increased from approximately $9.6 million during the three months ended June 30, 2007 to $10.1 million during the three months ended June 30, 2008. The increase of $500,000, or 5%, was primarily due to approximately $2.6 million associated with severance and other costs related to the workforce reduction on June 6, 2008, $400,000 in depreciation expense associated with our commercial manufacturing facility and an increase of approximately $200,000 in stock-based compensation; which was partially offset by a decrease of approximately $800,000 in compensation expense due to the workforce reduction, a $700,000 reduction in the purchase of manufacturing supplies and a $500,000 reduction in clinical site costs associated with the discontinuation of the development of Specifid and a decrease in cash bonus expense of approximately $200,000 pursuant to the Company’s cash bonus plan which was contingent upon meeting certain milestones associated with the Phase 3 registration trial. The likelihood of payment of the $200,000 under the cash bonus plan is now considered remote.

Marketing, General and Administrative.  Marketing, general and administrative expense increased from approximately $2.9 million during the three months ended June 30, 2007 to $3.0 million during the three months ended June 30, 2008. The increase of $100,000, or 3%, primarily reflects an increase of approximately $700,000 associated with severance expense and other costs related to the workforce reduction on June 6, 2008 and $200,000 in legal fees which were partially offset by a decrease of approximately $400,000 of compensation expense associated with the workforce reduction, a $200,000 decrease in consulting services associated with marketing and compliance projects conducted in 2007 which did not recur in 2008, a $100,000 decrease in stock-based compensation, and a $100,000 reduction in travel expenses.

Interest Income.  Interest income decreased from approximately $500,000 during the three months ended June 30, 2007 to $100,000 during the three months ended June 30, 2008. The decrease of $400,000, or 80%, was primarily the result of the reduction in the average balance of cash, cash equivalents and short-term investments and a lower average interest rate.

Loss on Impairment of Assets.  Following the discontinuation of development of Specifid, we performed a recoverability test of the long-lived assets included in our Specifid asset group in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The test was based on the estimated undiscounted future cash flows expected to result from the disposition of the Specifid asset group, including the estimated future cash inflows from anticipated sales and returns of assets and the estimated asset disposition costs. Accordingly, we recorded a non-cash charge for the impairment of long-lived assets of $28.5 million in the second quarter of 2008 to write-down the carrying value of the Specifid asset group to its estimated fair value.

Change in Valuation of Warrants.  In November 2007, the Company issued warrants to purchase 4.4 million shares of Common Stock in conjunction with the registered direct offering of Common Stock and warrants. These warrants were recorded as a liability utilizing the Black-Scholes valuation model for estimating the fair value in November 2007. Utilizing the Black-Scholes valuation model, on June 30, 2008, these warrants were valued at $0. The change in valuation was recorded as other income during the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2008 and 2007

Research and Development.    Research and development expense increased from approximately $17.6 million during the six months ended June 30, 2007 to $18.2 million during the six months ended June 30, 2008. The increase of $600,000, or 3%, is primarily due to approximately $2.6 million associated with severance and other costs related to the workforce reduction on June 6, 2008, increases of approximately $800,000 in depreciation expense associated with the commercial manufacturing facility and $400,000 in stock-based compensation; which was partially offset by decreases of approximately $1.0 million in the purchase of manufacturing supplies and $500,000 in clinical site costs associated with discontinuation of the development of Specifid; $800,000 in compensastion expense due to the workforce reduction; decreases in cash bonus expense of approximately $200,000 as payment under the Company’s cash bonus plan which was contingent upon meeting certain milestones associated with the Phase 3 registration trial and is now considered remote;  and an approximately $100,000 reduction in travel costs.

Marketing, General and Administrative.    Marketing, general and administrative expense decreased from approximately $5.9 million during the six months ended June 30, 2007 to $5.6 million during the six months ended June 30, 2008. The decrease of $300,000, or 4%, primarily reflects approximately $700,000 associated with severance expense and other costs related to the workforce reduction on June 6, 2008 and an increase of $300,000 in legal fees, which were offset by decreases of approximately $600,000 in compensation expense associated with the workforce reduction; a $300,000 reduction in travel expenses; a $200,000 reduction in consulting services associated with marketing and compliance projects conducted in 2007 which did not recur in 2008, and a $200,000 decrease in stock-based compensation.

Interest Income.  Interest income decreased from approximately $1.1 million during the six months ended June 30, 2007 to $380,000 during the six months ended June 30, 2008. The decrease of $680,000, or 64%, was primarily the result of the reduction in the average balance of cash, cash equivalents and short-term investments and a lower average interest rate.

Loss on Impairment of Assets.  Following the discontinuation of development of Specifid, we performed a recoverability test of the long-lived assets included in our Specifid asset group in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The test was based on the estimated undiscounted future cash flows expected to result from the disposition of the Specifid asset group, including the estimated future cash inflows from anticipated sales and returns of assets and the estimated asset disposition costs. Accordingly, we recorded a non-cash charge for the impairment of long-lived assets of $28.5 million in the second quarter of 2008 to write-down the carrying value of the Specifid asset group to its estimated fair value.

Change in Valuation of Warrants.  In November 2007, the Company issued warrants to purchase 4.4 million shares of Common Stock in conjunction with the registered direct offering of Common Stock and warrants. These warrants were recorded as a liability utilizing the Black-Scholes valuation model for estimating the fair value in November 2007. Utilizing Black-Scholes, on December 31, 2007, the warrants were valued at approximately $2.5 million and on June 30, 2008, the warrants were valued at $0. The change in valuation was recorded as other income during the six months ended June 30, 2008.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. As of June 30, 2008, we had received proceeds of approximately $76.1 million, net of stock issuance costs from the sale of preferred stock which was converted to common stock; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions and offering expenses; proceeds of approximately $74.9 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement and in registered direct offerings, net of offering expenses; and proceeds of $3.3 million from the sale of common stock to certain investors, in a committed equity financing facility.

As more fully described in the Risk Factors and Note 1 of the Notes to Condensed Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements included with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008, related to the uncertainty of our ability to continue as a going concern. At June 30, 2008, our current liabilities of $5.6 million exceeded our cash and cash equivalents of $2.2 million. We intend to sell equipment and personal property in August 2008 and plan to use our current cash, cash equivalents and proceeds from the sale of assets to fund current operations and to repay our creditors. In addition, we are considering our strategic alternatives, including business arrangements such as a reorganization involving in-licensing of products contingent upon additional financing or a merger with another entity. If we are unable to complete a strategic transaction, we will likely not be able to continue as a going concern entity.

Cash Flows

As of June, 2008, cash, cash equivalents and short-term investments were approximately $2.2 million as compared to $29.9 million at December 31, 2007, a decrease of approximately $27.7 million. The decrease resulted primarily from the net cash used to fund ongoing operations and the repayment of debt.

Net cash used in operating activities was approximately $16.1 million for the six months ended June 30, 2008, compared to approximately $19.3 million for the same period in 2007.  The decrease of approximately $3.2 million is primarily due to slightly lower spending and an increase in accounts payable and accrued liabilities as the company approached the June 2008 data release.

Net cash used in investing activities for the six months ended June 30, 2008 was approximately $3.3 million compared to net cash provided by investing activities of $8.5 million for the same period in 2007.  The decreased use of cash of approximately $5.2 million is due to a decrease of $22.3 million in maturities of short-term investments offset by a decrease of approximately $10.8 million in purchases of short-term investments and approximately $6.3 million in property and equipment purchases.

Net cash used in financing activities for the six months ended June 30, 2008 was approximately $11.4 million, reflecting primarily debt repayments of approximately $11.6 million.  Net cash provided by financing for the same period in 2007 totaled approximately $13.1 million, reflecting primarily the gross proceeds of approximately $10 million from our registered direct offering of common stock in February 2007 and approximately $5.6 million of gross proceeds from our credit facility, offset by approximately $2.6 million of debt repayments.

Funding Requirements

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

• the proceeds from the sale of our equipment and other personal property; and

• our ability to complete any strategic transactions such as a reorganization involving in-licensing of products or a merger with another company.

If we are able to complete a strategic transaction, our future capital uses and requirements will depend on numerous forward-looking factors, which include but are not limited to;

• rate of progress toward obtaining regulatory approval of any future product candidates;

• costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

• our ability to establish and maintain collaborative, licensing or other arrangements for the development, sale, marketing or distribution of any future product candidates and the terms of those arrangements;

• effects of competing technological and market developments; and

• the success of the commercialization of any future product candidates.

As of June 30, 2008, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 8 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates over a twelve month period beginning on June 30, 2008 would have a significant impact on our interest income. As of June 30, 2008, we had no short-term investments and our cash equivalents were held in checking accounts and money market funds.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that there were changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2008 that have materially affected, and are reasonably likely to materially affect, our internal control over financial reporting.

All but three members of our finance staff were included in the workforce reduction on June 6, 2008. Therefore, certain segregation of duties did not exist and other controls were not performed in the preparation of this report as had been the case in past closing and reporting cycles. We did not adequately divide, or compensate for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements could occur without being prevented or detected.

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

Going Concern—See “Going Concern” in Note 1 of Notes to Condensed Financial Statements and page      of this Risk Factors section, in which we discuss the need to obtain additional financing in 2008.

Risks Related to Our Business

*In light of our decision to discontinue development of our Specifid clinical program, we are seeking to maximize the value of our assets, and address our liabilities and raise additional capital for our existing business.  We are attempting to pursue mergers or similar strategic transactions.  We may be unable to satisfy our liabilities and can provide no assurances that we can be successful in strategic pursuing a strategic transaction.

In May 2008, we obtained results of the data analysis of our Phase 3 registration trial for our lead product candidate, Specifid, for patients with follicular B-cell non-Hodgkin’s lymphoma, or fNHL. Analysis of time to progression, or TTP, the primary endpoint in the trial, failed to show a statistically significant improvement in the treatment arm, Specifid plus Leukine® (sargramostim, GM-CSF) following Rituxan, compared to the control arm, placebo plus Leukine following Rituxan. Analysis of all subgroups also did not show any significant differences in primary or secondary endpoints when adjusted for prognostic factors.  Based on these results, we immediately discontinued development of Specifid and other programs requiring production of patient-specific therapies including the T-cell and autoimmune disease programs. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development Specifid. Subsequent to our termination of   the development of  Specifid, We have had or expect to have the following developments:

•      We had a major workforce reduction in which 132 of our 144 employees were terminated.

•      We have incurred approximately $3.3 million of severance costs, the substantial majority of which will be cash expenditures; approximately $2.6 million of severance and accrued Flexible Time Off (“FTO”) remained outstanding at June 30, 2008.

•      We have also ceased the manufacture of Specifid at our facility in San Diego, California. On July 18, 2008, we executed the Termination Agreement with our landlord to terminate our facility lease on August 31, 2008.

•      We plan to sell our equipment and other personal property assets in an auction to be held in August 2008.

As a result of the discontinuation of our clinical trials of Specifid, we are actively considering strategic alternatives with the goal of maximizing the value of our assets. In addition to our workforce reduction and the termination of our Specifid development activities, we are considering our restructuring alternatives, including business arrangements such as a reorganization involving in-licensing of products contingent upon additional financing or a merger with another entity. There are substantial challenges and risks which will make it difficult to successfully implement any of these restructuring alternatives.  Even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable terms.

Stockholders should recognize that in our efforts to address our liabilities and fund the future development of our anti-CD20 antibody program, we may pursue strategic alternatives that result in the stockholders of the Company having little or no continuing interest in the assets of the Company as stockholders or otherwise. We will continue to evaluate our alternatives in light of our cash position, including the possibility that we may need to seek protection under the provisions of the U.S. Bankruptcy Code.

*We may not be able to continue as a going concern and may be unable to satisfy our liabilities.

As more fully described in Note 1 of the Notes to Condensed Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements related to the uncertainty of our ability to continue as a going concern. Our cash and cash equivalents, which were approximately $2.2 million at June 30, 2008 are insufficient to discharge our existing and anticipated liabilities and obligations. We are unlikely to be able to raise sufficient additional capital to continue our existing operations beyond that time. If we are unable to complete a strategic transaction, we do not expect to be able to continue as a going concern.

*We may need to liquidate the Company in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.

We have not generated any revenues to date, and we have incurred losses in each year since our inception in 2000. We do not expect to be able to raise capital to continue our existing operations, particularly in light of our obligations to our former employees and unsecured creditors. We are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

*We recorded an impairment loss for the second quarter of 2008 and may need to record additional charges in the future.

In light of our decision to discontinue the development of Specifid, to evaluate the possible sale of our equipment and other personal property assets, to reduce our workforce and issue WARN notices to more than 90% of our employees, and to consider our strategic alternatives with respect to all aspects of our business, management considered whether, under SFAS 144, any events or circumstances had occurred since December 31, 2007 and prior to June 30, 2008 that would indicate an impairment of our long-lived assets. After completing its evaluation and considering all external and internal information available as of the impairment analysis, management concluded that, as of June 30, 2008, the carrying amount of the asset group was not fully recoverable and that a material impairment did exist. Accordingly, our financial statements reflect a charge of $28.5 million for impairment of assets during the second quarter of 2008. As we continue to evaluate our business and our assets under SFAS 144, we may need to reflect additional impairment charges in the future, which would negatively impact our financial results.

*We have incurred significant operating losses since inception and anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future.

We are a development stage company with a limited operating history. We have financed our operations through private placements of common stock and warrants, public offerings of our common stock and warrants to purchase our common stock, equipment and leasehold debt financing, and our CEFF through Kingsbridge Capital Limited. We have incurred losses in each year since our inception in 2000. For the three and six months ended June 30, 2008, the Company reported a net loss of $39.4 million and $49.9 million, or $0.95 and $1.21 per share, respectively, compared to a net loss of $12.4 million and $ 22.9 million, or $0.38 per share and $0.73 per share, respectively, for the same period in 2007.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We have discontinued the development of Specifid and we are evaluating strategic alternatives to preserve the value of our other assets. As a result, if our operations continue, we expect that we would continue to incur operating losses for the foreseeable future.

*We received notices of default, acceleration and demand for payment from General Electric Capital Corporation and Oxford Finance Corporation (the “Lenders”) and may be subject to demands from our other creditors.

Subsequent to the receipt of those notices, the Lenders received approximately $8.8 million as repayment of the outstanding principal, accrued interest and certain costs.  Acceleration of the loan was triggered when the Company’s cash fell below the $14.5 million minimum cash covenant on May 30, 2008.  The Company and the Lenders subsequently reached an agreement, under terms of which the Company reimbursed the Lenders an additional $47,000 of transaction costs.  The Lenders have been paid in full and, therefore, agreed to release the general lien on the Company’s assets. If we are unable to timely pay our obligations to other creditors, we may be subject to additional demands from our creditors.

*During July 2008, we terminated our committed equity financing facility with Kingsbridge.

In December 2006, we entered into the CEFF with Kingsbridge, which we terminated on July 2008  As a result of the termination of the CEFF, no additional financing is available to us.

* We may have difficulty raising additional capital to fund future operations.

The results of our Phase 3 registration trial of Specifid and the subsequent discontinuation of our development of Specifid and other programs have significantly depressed our stock price and severely impaired our ability to raise additional funds. We are currently evaluating our strategic alternatives with respect to all aspects of our business, including in-licensing of products contingent upon additional financing. Even if we are able to identify new product candidates to in-license, we may not be able to obtain sufficient equity or other financing to develop in-licensed product candidates or to take advantage of our other strategic alternatives.

Other Risks Related to Our Business and Industry

*Failure to obtain product approvals by the FDA could harm our business.

If we are able to complete a reorganization of the Company involving pursuing our anti-CD20 program, and/or in-licensing other preclinical or clinical product candidates for future development, we will likely be subject to rigorous and extensive regulation by the FDA. In the United States, our biologic product candidates, currently at the preclinical stage of development, or any future preclinical or clinical product candidates that we may develop cannot be marketed until they are approved by the FDA. Obtaining FDA approval of a product candidate involves the submission of the results of preclinical studies and clinical trials, among other information. We may not be able to obtain FDA approval for any future product candidates, and, even if we are able to do so, the approval process typically takes many years and requires the commitment of substantial effort and financial resources. The FDA can delay, limit or deny approval of a biologic product candidate for many reasons, including:

•     the FDA may not find that our product candidates are sufficiently safe or effective;

•     FDA officials may interpret data from preclinical testing and clinical trials differently than we do; and

•     the FDA may not find our required manufacturing processes or facilities satisfactory.

In addition, both before and after approval, we are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion and export of biologics. Failure to comply with the law, including statutes and regulations administered by the FDA, could result in, among others, any of the following actions:

•     warning letters;

•     fines and other civil penalties;

•     unanticipated expenditures;

•     delays in approving or refusal to approve a product candidate;

•     product recall or seizure;

•     interruption of production;

•     operating restrictions;

•     injunctions; and

•     criminal prosecution.

*Before we can seek regulatory approval of any of our future product candidates, we must successfully complete clinical trials, which are uncertain.

Completion of necessary clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•     ineffectiveness of the product candidate, or perceptions by physicians that the product candidate is not safe or effective for a particular indication;

•     inability to manufacture or have manufactured sufficient quantities of the product candidate for use in clinical trials;

•     delay or failure in obtaining approval of our clinical trial protocols from the FDA;

•     slower than expected rate of patient recruitment and enrollment;

•     inability to adequately follow and monitor patients after treatment;

•     difficulty in managing multiple clinical sites;

•     unforeseen safety issues; and

•     government or regulatory delays.

As our experience with Specifid demonstrates, even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. Many other companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause us to repeat or terminate a clinical trial or require us to conduct additional trials. Any future clinical trials we conduct may be suspended at any time for a variety of reasons, including if the FDA or we believe the patients participating in our trials are exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials.

Failures or perceived failures in our clinical trials will directly delay our product development and regulatory approval process, damage our business prospects, make it difficult for us to establish collaboration and partnership relationships, and negatively affect our reputation and competitive position in the pharmaceutical community.

*We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not be able to obtain regulatory approval for or commercialize any future product candidates that we may develop.

In May 2008, we discontinued development of Specifid. If we complete a reorganization of the Company involving pursuing our anti-CD20 program, and/or in-licensing of preclinical or clinical product candidates, we do not have the ability to independently conduct clinical trials for any other future product candidate that we may develop, and we must rely on third parties, such as medical institutions and clinical investigators, including physician sponsors, to conduct our clinical trials. In particular, we will rely on these parties to recruit and enroll patients in our clinical trials. If the quality or accuracy of the clinical data obtained by medical institutions and clinical investigators, including physician sponsors and other third-party vendors involved in data management, is compromised due to their failure to adhere to applicable laws or our clinical protocols or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize any future product candidates that we may develop.

*Even if we obtain regulatory approval, we will continue to be subject to extensive government regulation that may cause us to delay the introduction of our products or withdraw our products from the market.

Even if we obtain regulatory approval of any future product candidates, we will still be subject to extensive regulation. These regulations will impact many aspects of our operations, including production, record keeping, quality control, adverse event reporting, storage, labeling, advertising, promotion and personnel. In addition, the later discovery of previously unknown problems may result in restrictions of the product candidates, including their withdrawal from the market. Furthermore, regulatory approval may subject us to ongoing requirements for post-marketing studies. If we or any third party that we involve in our operations fail to comply with any continuing regulations, we may be subject to, among other things, product seizures, recalls, fines or other civil penalties, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution.

*If physicians and patients do not use any of our products that may be approved, our ability to generate revenue in the future will be limited.

If approved, any product candidates that we may develop may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Demand for any approved product that we may develop will depend on many factors, including:

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

*If we are unable to obtain acceptable prices or adequate coverage and reimbursement from third-party payors for any future product candidates that we may develop, our revenues and prospects for profitability will suffer.

Our ability to commercialize any future product candidates that we may develop depends on the extent to which coverage and reimbursement for any future product candidates that we may develop, will be available from:

•     governmental payors, such as Medicare and Medicaid;

•     private health insurers, including managed care organizations; and

•     other third-party payors.

Many patients may be incapable of paying for any future product candidates that we may develop, themselves and will rely on third-party payors to pay for their medical needs. The federal and state governments, insurance companies, managed care organizations and other third-party payors are actively seeking to contain or reduce costs of health care in the United States and exert increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are scrutinizing newly approved medical products and services and may not cover or may limit coverage and reimbursement for our product candidates. In particular, third-party payors may limit the indications for which they will reimburse patients who use any product candidates that we may develop. Cost-control initiatives could cause us to decrease the price we might establish for any product candidates that we may develop, which would result in lower product revenues. If the prices for any product candidates that we may develop, decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels for any product candidates that we may develop, our revenue and prospects for profitability will suffer.

*If we are unable to establish or manage strategic collaborations in the future, our revenue and product development may be limited.

Our strategy may include reliance on strategic collaborations for co-promotion or commercialization of any future product candidates both in and outside of the United States. To date, we have not entered into any agreements with third parties for any of these services.

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

*Our efforts to discover, develop and commercialize new product candidates are at an early stage and are subject to a high risk of failure.

Our strategy has been focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. The process of successfully developing product candidates is very time-consuming, expensive and unpredictable. We have only recently begun to direct significant effort toward completing strategic transactions for the development of other product candidates since we discontinued development of Specifid, FAV-201 for T-cell lymphoma and a preclinical product candidate for the treatment of multiple sclerosis. We acquired a series of optimized anti-CD20 antibodies in June 2007 which could be included in our future development plans.

We do not know whether any preclinical studies or clinical trials for this or any other product candidates will be commenced or completed on schedule, or at all. In addition, we do not know whether these clinical trials will result in marketable products. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials.

*If our competitors develop and market products that are more effective than product candidates that we may develop, or obtain marketing approval before we do, our commercial opportunity may be reduced or eliminated.

The development and commercialization of new pharmaceutical products is competitive, and we will face competition from numerous sources, including major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have substantially greater financial and technical resources and development, production and marketing capabilities than we do. In addition, many of these companies have more experience than we do in preclinical testing, clinical trials and manufacturing of biologic therapeutics, as well as in obtaining FDA and foreign regulatory approvals. We will also compete with academic institutions, governmental agencies and private organizations that are conducting research in the fields of cancer and autoimmune disease. Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense.

*We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Prescription Drug and Medicare Improvement Act of 2003 was recently enacted. This legislation provides for a Medicare prescription drug benefit which began in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market future products and generate revenues.

*If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

Our historical research and development and manufacturing activities involve the use of biological and hazardous materials that could be dangerous to human health, safety or the environment. Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources. We currently maintain property and casualty insurance coverage which covers liability for hazardous and controlled materials. However, this insurance coverage may not be sufficient to cover our liability and we may not be able to obtain sufficient coverage in the future at a reasonable cost. In addition, we may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration, or OSHA, and the Environmental Protection Agency, or EPA, and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act. OSHA, the EPA or other agencies may adopt regulations that adversely affect our research and development programs.

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

*We could be negatively impacted by future interpretation or implementation of federal and state fraud and abuse laws, including anti-kickback laws and other federal and state anti-referral laws.

If we are able to commercialize any product candidates that we may develop, we will be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. Because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In addition, some allegations under these laws have been claimed to violate the False Claims Act, discussed in more detail below.

In addition, if we are able to commercialize any product candidates that we may develop, we could become subject to false claims litigation under federal statutes, which can lead to civil money penalties, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. These false claims statutes include the False Claims Act, which allows any person to bring suit on behalf of the United States federal government alleging the submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against biotechnology companies have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation or, if we are not successful in defending against such actions, that such actions will not have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that the costs of defending claims or allegations under the False Claims Act will not have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

*Until our initial public offering in February 2005, there was no public market for our common stock.  The price of our common stock has been volatile and has declined significantly; we will likely be delisted from Nasdaq.

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not be sustained. Our stock price has traded in the range of $7.77- $0.04 from the commencement of our IPO on February 2, 2005 to July 30, 2008.

We received Nasdaq staff deficiency letters dated July 9, 2008 indicating that, for the prior 30 consecutive days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement and had not maintained a minimum market value of publicly held  shares of $5,000,000 as required for continued inclusion of the Nasdaq Global Market under Marketplace Rules 4450(A)(5) and (2).  In accordance with Marketplace Rule 4450(e)(1), the Company has 90 calendar days, or until October 7, 2008, to regain compliance with the $5,000,000 minimum market value requirement.  In accordance with Marketplace Rule 4450(e)(2), the

Company has 180 calendar days, or until February 9, 2009, to regain compliance with the minimum $1.00 price per share requirement.  If the Company does not regain compliance, Nasdaq will provide written notification that the Company’s common stock will be delisted, after which the Company may appeal the staff determination to the Nasdaq Listing Qualifications Panel if it so chooses.

Specifically, you may not be able to resell your shares at or above the price you paid for such shares or at all. In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.

*Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of June 30, 2008, our officers and directors and stockholders affiliated with our directors together beneficially held approximately 34% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2008, in conjunction with a consulting agreement with Porter Novelli Life Sciences, LLC, we issued warrants to purchase up to 10,000 shares of our common stock at an exercise price of $1.80 per share. The warrants are exercisable through April 8, 2013. These warrants were issued in reliance upon the exemption from registration provided in section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder pursuant to the consultant’s status as an accredited investor.

Item 4. Submission of Matters to a Vote of Security Holders.

At our 2008 annual meeting of stockholders held on June 25, 2008, the stockholders were asked to vote on three items as follows:

1.

The election of four Class III directors to hold office for a three-year term, through the 2011 annual meeting of stockholders. The nominees for election were Antonio Grillo-Lopez, M.D., John P. Longenecker, Ph.D., Fred Middleton and Wayne I Roe. No other nominations were received in accordance with the Company’s Bylaws.

2.	The amendment of our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock by 75,000,000 from 75,000,000 to 150,000,000 shares.

3.

The amendment of our 2005 Employee Stock Purchase Plan (the “Purchase Plan”) to increase the number of shares of our common stock authorized for issuance by 1,000,000 shares, from 450,000 shares to 1,450,000 shares, subject to adjustment as provided in the Purchase Plan.

3.	The ratification of the selection of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008.

The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 35,268,557 shares of the 41,299,598 shares of our common stock of record entitled to vote, were as follows:

1. The election of Antonio Grillo-Lopez, M.D., John P. Longenecker, Ph.D., Fred Middleton and Wayne I. Roe as directors of the Company until the 2011 annual meeting of stockholders and until their successors are elected was approved as follows:

	For	Withheld
Antonio Grillo-Lopez, M.D.	32,777,183	2,491,374

John P. Longenecker, Ph.D.	34,647,549	621,008

Fred Middleton	34,655,069	613,488

Wayne I. Roe	34,622,674	645,883

2.  The amendment of our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock by 75,000,000 from 75,000,000 to 150,000,000 shares was approved as follows:

For	Against	Abstain	Broker Withheld
30,324,589	4,801,068	142,900	6,005,750

3.  The amendment of the Purchase Plan to increase the number of shares of our common stock authorized for issuance by 1,000,000 shares, from 450,000 shares to 1,450,000 shares, subject to adjustment as provided in the Purchase Plan was approved as follows:

For	Against	Abstain	Broker Withheld
24,429,360	1,665,420	2,520,467	12,659,058

4. The ratification of Ernst & Young LLP as serve as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2008 was approved as follows:

For	Against	Abstain	Broker Withheld
35,077,995	135,483	55,080	12,659,058

Item 6.    Exhibits.

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.2	Registrant’s Amended and Restated Bylaws.(7)

4.1	Form of Common Stock Certificate of Registrant.(1)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 among the Registrant and certain of its stockholders.(1)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 among the Registrant and certain of its stockholders.(1)

4.4	Securities Purchase Agreement dated March 6, 2006, by and among Registrant and the individuals and entities identified on Exhibit A thereto (the “Securities Purchase Agreement”). (2)

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement. (2)

4.6	Securities Purchase Agreement dated February 12, 2007, by and among Registrant and certain investors.(3)

4.7	Warrant to purchase 250,000 shares of Common Stock dated December 19, 2006 issued to Kingsbridge Capital Limited.(4)

4.8	Registration Rights Agreement, dated December 19, 2006, by and between Registrant and Kingsbridge Capital Limited.(4)

4.9	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to General Electric Capital Corporation.(5)

4.10	Warrant to purchase 48,834 shares of Common Stock dated December 30, 2005 issued to Oxford Finance Corporation.(5)

4.11	Amendment No. 1 to Registration Rights Agreement dated December 19, 2006, by and between Registrant and Kingsbridge Capital Limited dated August 10, 2007.(6)

4.12	Form of Warrant issued to investors in November 2007 registered direct offering. (8)

4.13	Placement Agent Agreement dated November 2, 2007, by and between Registrant and Lazard Capital Markets, LLC. (8)

4.14	Warrant to purchase 10,000 shares of Common Stock dated April 8, 2008 issued to Porter Novelli Life Sciences, LLC. (9)

10.1	Loan Amendment Agreement dated May 16, 2008, by and between Registrant and General Electric Capital Corporation and Oxford Finance Corporation

10.2	Retention Plan Agreement dated June 26, 2008, by and between Registrant and Tamara A. Seymour (10)

10.3	Salary Deferral Payment Agreement dated June 27, 2008, by and between Registrant and John P. Longenecker (10)

10.4	Agreement dated June 30, 2008, by and between Registrant and General Electric Capital Corporation

10.5	Agreement dated June 30, 2008, by and between Registrant and Oxford Finance Corporation

31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of principal accounting officer required by Rule 13a-14(a) or Rule 15d-14(a).

32

Certification by the Chief Executive Officer and Chief Financial Officer of Favrille, Inc., as required by Rule13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-114299), as amended, and incorporated by reference herein.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 13, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated December 20, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated October 4, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2007 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

(10)	Indicates management contract or compensatory plan.

Favrille, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2008

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)