Form 10-Q
period 2008-09-30
FAVRILLE INC
filed 2008-10-31
CIK 1285701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51134

Favrille, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0892797
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4401 Eastgate Mall, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☒   NO  ☐

The number of shares of the Registrant’s common stock outstanding as of October 24, 2008 was 41,299,598.

FAVRILLE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED September 30, 2008

		PAGE
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3
	Statements of Operations (Unaudited) for the three and nine months ended September 30, 2008 and 2007 and the period from January 21, 2000 (inception) to September 30, 2008	4
	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008 and 2007 and the period from January 21, 2000 (inception) to September 30, 2008	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION	17
Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	20

SIGNATURES		23

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FAVRILLE, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,788	$26,362
Short-term investments	—	3,577
Other current assets	195	806
Total current assets	3,983	30,745
Property and equipment, net	—	33,293
Restricted cash	—	3,451
Other assets	—	466
Total assets	$3,983	$67,955
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued liabilities	$5,492	$3,551
Current portion of debt	3	5,275
Warrants liability	—	2,492
Total current liabilities	5,495	11,318
Debt, less current portion	—	6,342
Deferred rent	—	15,415
Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,299,598 and 41,168,432 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	41	41
Additional paid-in capital	236,589	233,807
Accumulated other comprehensive income	—	7
Deficit accumulated during the development stage	(238,142)	(198,975)
Total stockholders’ (deficit) equity	(1,512)	34,880
Total liabilities and stockholders’ (deficit) equity	$3,983	$67,955

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three Months ended September 30,		Nine Months ended September 30,		Period from January 21, 2000 (inception) to September 30,
	2008	2007	2008	2007	2008
Operating expenses:
Research and development	$1,436	$9,480	$19,587	$27,100	$154,357
Marketing, general and administrative	1,215	2,938	6,813	8,798	47,674
Total operating expenses	2,651	12,418	26,400	35,898	202,031
Interest income	13	361	390	1,423	7,233
Interest expense	—	(271)	(506)	(772)	(4,400)
Loss on impairment of property and equipment	—	—	(28,478)	—	(28,478)
Gain on sale of assets held for sale	680	—	680	—	680
Gain on lease termination	12,645	—	12,645	—	12,645
Change in valuation of warrants	—	—	2,492	—	4,806
Other income (expense)	—	—	10	—	(437)
Total other income (expense), net	13,338	90	(12,767)	651	(7,951)
Net income (loss)	10,687	(12,328)	(39,167)	(35,247)	(209,982)

Deemed dividend-beneficial conversion feature for Series C redeemable convertible preferred stock	—	—	—	—	(28,103)

Accretion of Series C redeemable convertible preferred stock issuance costs	—	—	—	—	(57)
Net income (loss) applicable to common stockholders	$10,687	$(12,328)	$(39,167)	$(35,247)	$(238,142)
Historical net income (loss) per share:
Basic and diluted	$0.26	$(0.37)	$(0.95)	$(1.10)
Weighted-average shares-basic and diluted	41,300	32,929	41,260	32,039

See accompanying notes.

FAVRILLE, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

			Period from
			January 21,
			2000
	Nine Months ended		(inception) to
	September 30,		September 30,
	2008	2007	2008
Operating activities:
Net loss	$(39,167)	$(35,247)	$(209,982)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,386	2,361	12,326
Stock-based compensation	2,610	3,530	16,654
Amortization of premium/discount on short-term investments	(31)	(401)	(1,076)
Change in valuation of warrants	(2,492)	—	(4,806)
Loss on impairment of property and equipment	28,478	—	28,478
Gain on sale of assets held for sale	(680)	—	(680)
Gain on lease termination	(12,645)	—	(12,645)
Other	41	83	352
Changes in operating assets and liabilities:
Other assets	1,005	(237)	253
Accounts payable and accrued liabilities	2,090	(437)	5,493
Deferred rent	801	1,216	5,016
Net cash used in operating activities	(17,604)	(29,132)	(160,617)
Investing activities:
Purchases of property and equipment	(187)	(8,983)	(32,193)
Proceeds from sale of assets held for sale	3,180	—	3,180
Purchases of short-term investments	(468)	(11,337)	(113,241)
Maturities of short-term investments	4,069	38,599	114,318
Other assets	—	—	(70)
Restricted cash	(120)	—	(3,571)
Net cash provided by (used in) investing activities	6.474	18,279	(31,577)
Financing activities:
Proceeds from debt	—	6,884	29,854
Payments on debt	(11,616)	(4,356)	(29,904)
Issuance of preferred stock, net	—	—	76,144
Proceeds from issuance of convertible promissory note	—	—	650
Issuance of common stock and warrants	172	13,644	119,282
Repurchase of restricted common stock	—	—	(44)
Net cash (used in) provided by financing activities	(11,444)	16,172	195,982
Net (decrease) increase in cash and cash equivalents	(22,574)	5,319	3,788
Cash and cash equivalents at beginning of period	26,362	14,249	—
Cash and cash equivalents at end of period	$3,788	$19,568	$3,788

Supplemental non-cash activities:
Capitalized interest recorded as plant and equipment	$—	$336	$559
Accrued asset acquisitions	$—	$(1,377)	$—
Leasehold improvements acquired under tenant improvement allowance	$—	$3,818	$11,200
Conversion of Series C to common stock	$—	$—	$43,678

See accompanying notes.

FAVRILLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

Since the announcement in May 2008 disclosing the clinical trial failure, and the discontinuation of development, of SpecifidTM, our lead product candidate for patients with B-cell non-Hodgkin’s lymphoma (NHL), we have discontinued other programs requiring production of patient-specific therapies including the T-cell and autoimmune disease programs and had workforce reductions which involved the termination of 141 of our 144 employees, including six of our executive officers. As a result of the foregoing events, we began considering a number of strategic alternatives and we entered into a non-binding term sheet for a reverse merger with a private company, MyMedicalRecords.com, Inc. (“MMR”),.  The term sheet contemplates our acquisition of all of the capital stock of MMR in a stock for stock merger that would result in MMR becoming a wholly-owned operating subsidiary of Favrille.

See Impairment of Long-lived Assets and Assets Held for Sale, Note 6. Restructuring Activities, and Note 7. Subsequent Events below for further discussion of these events.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. From inception through September 30, 2008, the Company has incurred net losses of approximately $210 million and has a deficit accumulated during the development stage of approximately $238 million.

At September 30, 2008, current liabilities of $5.5 million exceeded cash of $3.8 million, including the net proceeds from the sale of all long-lived assets in August 2008. Although current liabilities exceed current assets, the accompanying condensed financial statements are prepared on a going-concern basis as the Company is pursuing, and believes it is reasonably possible, that it could complete a merger with MMR. If the Company is unable to complete the merger or any other strategic transaction, it will likely not be able to continue as a going concern.

Impairment of Long-lived Assets and Assets Held for Sale

In May 2008, the Company obtained results of the data analysis of its Phase 3 registration trial for the lead product candidate, Specifid, for patients with follicular NHL. Analysis of the primary endpoint in the trial failed to show a statistically significant improvement in the treatment arm, Specifid plus Leukine® following Rituxan®, compared to the control arm, placebo plus LeukineTM following Rituxan. Based on these results, the Company immediately discontinued development of Specifid and other programs requiring production of patient-specific therapies including the T-cell and autoimmune disease programs. The Company had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development of Specifid. The Company has ceased the manufacture of Specifid at the facility in San Diego, California. The Company sold all of its equipment and other personal property in August 2008 for net proceeds of $3.2 million and entered into an agreement with its landlord which terminated its facility lease effective August 31, 2008.

During the second quarter of 2008, management performed a recoverability test of the long-lived assets included in the Specifid asset group in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The recoverability test was based on the estimated undiscounted future cash flows expected to result from the disposition of the Specifid asset group, including the estimated future cash inflows from anticipated sales and returns of assets and the estimated asset disposition costs. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $28.5 million to write-down the carrying value of the Specifid asset group to its estimated fair value of $2.5 million. The fair value was estimated based upon sales prices of similar assets. In August 2008, the assets were sold for net proceeds of $3.2 million. The Company recorded a gain on the sale of $700,000.

The carrying value of property and equipment, net of accumulated depreciation was as follows (in thousands):

	As of
	September 30,
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

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during each period, without consideration for common stock equivalents. Diluted income (loss) per share includes the dilutive effect of common equivalent shares outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	As of September 30,
	(in thousands)
	2008	2007
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:

Common stock equivalents:
Stock warrants	7,832	3,372
Options to purchase common stock	2,647	3,582
Common stock subject to repurchase	—	35
	10,479	6,989

Adoption of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The Company has no financial instruments measured at fair value at September 30, 2008. In accordance with the guidance of FASB Staff Position No. 157-2, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The Company does not anticipate adoption will have a material impact on its financial position, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three and nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s financial statements.

2. Comprehensive Income (Loss)

Components of comprehensive loss were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Net income (loss)	$10,687	$(12,328)	$(39,167)	$(35,247)
Change in unrealized gain (loss) on short-term investments	—	(3)	(7)	(3)
Comprehensive income (loss)	$10,687	$(12,331)	$(39,174)	$(35,250)

Accumulated other comprehensive income totaled approximately $0 and $7,000 at September 30, 2008 and December 31, 2007, respectively, and was attributed to net unrealized gains on short-term investments.

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

In accordance with the CEFF, on July 17, 2007 and July 23, 2007, the Company issued an aggregate of approximately 462,000 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.4 million. On September 17, 2007 and September 21, 2007, the Company issued an aggregate of approximately 673,000 shares of our common stock to Kingsbridge at an aggregate purchase price of $1.9 million. The common stock was issued pursuant to prospectus supplements filed with the SEC on July 24, 2007 and September 25, 2007.

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

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock -based awards granted both before and after the adoption of SFAS 123(R).  Total stock-based compensation expense recognized for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months ended September 30,	Three Months ended September 30,	Nine Months ended September 30,	Nine Months ended September 30,
	2008	2007	2008	2007
Research and development	$2	$670	$1,382	$1,698
General and administrative	196	601	1,228	1,832
Stock-based compensation expense	$198	$1,271	$2,610	$3,530

The Company has employment agreements with six members of its executive management team who were included in the workforce reduction on June 6, 2008. The employment agreements entitle the executives to accelerated vesting of the portion of any outstanding option to purchase common stock held by the executives on the date of termination that would have otherwise vested during the nine months following the date of termination. Approximately $600,000 of stock-based compensation expense for the nine months ended September 30, 2008 is associated with the accelerated vesting.

The following table summarizes the Company’s stock option activity, including performance-based options, for employee and director stock options (shares in thousands):

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
	Outstanding	Per Share	(years)	(in thousands)
Outstanding at January 1, 2008	4,346	$3.68	8.27	$734
Granted	2,227	$1.75
Exercised
Repurchased
Canceled	(3,052)	$2.81
Expired	(874)	$3.94
Outstanding at September 30, 2008	2,647	$2.98	7.50	$—
Exercisable at September 30, 2008	1,397	$3.27	6.30	$—

Of the exercisable options above, approximately 57,145 were granted to the nine employees included in workforce reductions during the third quarter of 2008. These options expire on various dates through December 19, 2008.

At September 30, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized, excluding performance-based options, was approximately $860,000, net of estimated forfeitures.  This cost will be amortized using the straight-line method and will be adjusted for subsequent changes in estimated forfeitures.

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

5. Commitments and Contingencies

In December 2005, the Company entered into a loan and security agreement with a lender and an amendment to a loan and security agreement with another lender (Agreements) under which the lenders agreed to extend the Company a line of credit equal to $20 million.  As a condition of the Agreements, on December 30, 2005, the Company borrowed $3 million against the line of credit to repay the outstanding balance of existing loan and security agreements executed in March 2003.  The remaining proceeds were used solely for the purchase of eligible equipment and certain leasehold improvements through December 2007.  Borrowings against the line of credit were structured as promissory notes with the interest rate fixed at the time of each draw based on the three-year Treasury bill.  Such borrowings were secured by all existing and future assets of the Company, excluding intellectual property, and were to be repaid monthly over 36 to 42 months, depending upon the nature of the equipment financed, through January 2011.  The Agreements contained a restrictive financial covenant requiring the Company to maintain a minimum of $15 million in available cash, cash equivalents and short-term investments (available cash balances). Under the Agreements, if the available cash balances dropped below $15 million, the lenders could require the Company to execute a letter of credit (LOC) for their benefit equal to the outstanding loan balances at that time. In May 2008, the Agreements were amended to reduce the minimum available cash balances requirement to $14.5 million. In May 2008, the Company’s available cash balances dropped below $14.5 million. Because the Company did not execute an LOC equal to the outstanding loan balances, the lenders issued notices of default, acceleration and demand for payment of the outstanding balances. In June 2008, the Company paid approximately $8.8 million from the Company’s investment accounts as repayment of the outstanding principal balance, accrued interest and certain transaction costs. The lenders released the general lien on the Company’s assets. As of September 30, 2008, there were no outstanding balances under the Agreements.

On July 18, 2008, in connection with the discontinuation of the development of Specifid™, the Company entered into a Lease Termination Agreement (Termination Agreement) with its landlord.  The Termination Agreement terminates the Amended and Restated Office Lease dated October 31, 2005, as amended by the First Amendment dated as of September 22, 2006 (collectively, the Lease), pursuant to which the landlord leased to the Company its principal headquarters and manufacturing facilities, consisting of 128,580 rentable square feet of space (the Premises). Under the terms of the Termination Agreement, the Lease terminated on August 31, 2008 (Termination Date).  Through the Termination Date, the Company paid for all electrical, gas and water usage and for all clean room janitorial services, and shut down all installations and equipment located in the GMP lab portion of the Premises in accordance with mutually agreed upon procedures.

In consideration of the early termination of the Lease term, which was originally scheduled to expire on June 30, 2025, and the releases set forth in the Termination Agreement, the Company has transferred and relinquished to the landlord all rights, claims and/or interest it may have had in and to the security deposit of approximately $360,000 which was included in Other Assets in the June 30, 2008 balance sheet. During the third quarter of 2008, the landlord drew upon the approximately $3.6 million letter of credit (L-C) for the entire L-C.  Cash collateralizing the L-C was included in Restricted Cash in the June 30, 2008 balance sheet. The Company has agreed that the landlord may retain all amounts drawn on the L-C and has transferred and relinquished to landlord all rights, claims and interest it may have had in and to the L-C. The base rent and direct expenses which would have otherwise been payable by the Company for the months of July and August 2008 were applied from the security deposit and amounts drawn on the L-C. Upon the effective date of termination of the Lease, August 31, 2008, the Company recorded a gain on termination and the deferred rent was eliminated from the balance sheet.

The Company has no other significant remaining commitments under leases.

6. Restructuring Activities.

On May 29, 2008, the Company provided a notice under the federal Worker Adjustment and Retraining Notification Act (WARN Act) to 132 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, and that their employment was expected to end on June 6, 2008. In accordance with employment agreements for senior management, the cost of severance totaling $1.4 million which included nine months of base salaries and health benefits was accrued as operating expense in the second quarter of 2008. The costs related to WARN Act notices of the remaining employees, of approximately $1.9 million, including two months of salaries, wages and benefits, were accrued as operating expenses in the second quarter of 2008. During the third quarter of 2008, the Company provided WARN Act notices to an additional 10 employees that their employment terminated, effective immediately upon issuance of the notices. The costs related to WARN Act notices to these employees of approximately $150,000 were accrued as operating expenses in the third quarter of 2008.

Approximately $50,000 and $2.6 million was recorded as research and development expenses and approximately $100,000 and $800,000 was recorded as marketing, general and administrative expense for the three and nine months ended September 30, 2008, respectively. Approximately $2.7 million in severance cost, WARN Act payments and FTO for the 141 employees remained outstanding as of September 30, 2008.

7. Subsequent Event.

In October 2008, the Company entered into a non-binding term sheet with MMR that contemplates the Company acquiring all of the capital stock of MMR in a stock for stock merger that would result in MMR becoming a wholly-owned subsidiary of the Company. If a definitive agreement is executed and the proposed transaction is consummated on the terms set forth in the non-binding term sheet, at the effective time of the merger, the existing equity holders of MMR would own approximately 64% of the equity of the combined company on a fully diluted basis. The existing equity holders of Favrille would own about 29% of the combined company. Approximately 7% of Favrille’s equity would be newly issued to certain creditors as settlement for a portion of the Company’s outstanding debt obligations. Favrille is in the process of negotiating with its creditors to settle its current liabilities and is required to make disclosures to creditors regarding the potential merger as part of the settlement process.  Favrille’s progress in settling its creditor claims, consistent with a creditor plan that is outlined in the non-binding term sheet with MMR, is a condition to the signing of a definitive agreement for the proposed merger.

The proposed merger is subject to completion of mutual diligence and the negotiation of a definitive agreement.  Any definitive agreement will contain conditions to closing, including a requirement to complete specified creditor settlements, and the approval of the proposed merger by the MMR stockholders. There can be no assurance that the parties will be able to reach a definitive agreement or consummate the proposed merger on the terms set forth in the non-binding term sheet or otherwise. Concurrent with the execution of the non-binding term sheet, the Company extended MMR a $100,000 loan that is evidenced by a promissory note and matures if a definitive agreement is not reached within a specified period or if a definitive agreement is terminated without closing for any reason other than a breach by the Company.

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

Overview

In May 2008, we obtained results of the data analysis of our Phase 3 registration trial for our lead product candidate, Specifid, for patients with follicular B-cell non-Hodgkin’s lymphoma, or fNHL. Analysis of the primary endpoint in the trial failed to show a statistically significant improvement in the treatment arm, Specifid plus Leukine® (sargramostim, GM-CSF) following Rituxan, compared to the control arm, placebo plus Leukine following Rituxan. Based on these results, we immediately discontinued development of Specifid and other programs requiring production of patient-specific therapies including the T-cell and autoimmune disease programs. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development Specifid. In connection with the termination of our clinical trials for Specifid, from June 6 through September 19, 2008, we had major workforce reductions in which 141 of our 144 employees were terminated. We have also ceased the manufacture of Specifid at our facility in San Diego, California. In July 2008, we executed an Agreement with our landlord which terminated our facility lease on August 31, 2008. During the second quarter of 2008, we recorded a non-cash charge for the impairment of long-lived assets of $28.5 million to write-down the carrying value of the Specifid asset group to its estimated fair value of $2.5 million. We sold our equipment and other personal property in August 2008 for net proceeds of $3.2 million and recorded a gain on the sale of the long-lived assets of approximately $700,000.

In October 2008, we entered into a non-binding term sheet with MMR, that contemplates that we will acquire all of the capital stock of MMR in a stock for stock merger following which MMR would become our wholly-owned subsidiary.  In connection with the proposed merger, we are in the process of negotiating with creditors to settle our outstanding liabilities.  There is a substantial risk that we may not successfully implement the proposed merger or any other restructuring alternatives, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. Any such transactions may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

We were incorporated in Delaware in January 2000. As of September 30, 2008, we had not generated any revenues, and we had financed our operations and internal growth through private placements and public offerings of our stock and warrants, and equipment and leasehold debt financings. We are a development stage company and have incurred significant losses since our inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2008, our deficit accumulated during the development stage was approximately $238 million. We expect to incur substantial and increasing losses for the next several years as we attempt to complete any strategic transactions such as a reorganization involving in-licensing of products or a merger with another company.

Going Concern

As more fully described in the Risk Factors and Note 1 of the Notes to Condensed Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements included with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008, related to the uncertainty of our ability to continue as a going concern. At September 30, 2008, current liabilities of $5.5 million exceeded cash of $3.8 million, including the net proceeds from the sale all long-lived assets in August 2008. Although current liabilities exceed current assets, the accompanying condensed financial statements are prepared on a going-concern basis as the Company is pursuing, and believes it is reasonably possible, that it could complete a merger with MMR. If the Company is unable to complete the merger or any other strategic transaction, it will likely not be able to continue as a going concern.

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

From inception through September 30, 2008, we incurred costs of approximately $154.4 million associated with the research and development of Specifid and, since May 2008, the discontinuation of the Specifid development program, which represents substantially all of our research and development costs to date.

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

Costs Associated with Exit or Disposal Activities.  A liability for costs associated with exit or disposal activities should be measured and recognized, initially at its fair value, in the period in which the liability is incurred. In the second quarter of 2008, we recorded a liability associated with severance and related costs of a workforce reduction in which 132 employees were terminated on June 6, 2008. In the third quarter of 2008, we recorded a liability associated with severance and related costs of the termination of an additional 10 employees.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Research and Development.  Research and development expense decreased from approximately $9.5 million during the three months ended September 30, 2007 to $1.4 million during the three months ended September 30, 2008. The decrease of approximately $8.1 million, or 84%, was primarily due to the discontinuation of the development of Specifid in May 2008 and the workforce reduction on June 6, 2008.  During the third quarter of 2008, a transition team of five employees shut down the manufacturing facility, disposed of all lab and manufacturing supplies, clinical material, terminated service agreements with clinical sites and sold the equipment. As a result, compensation and other labor-related expense decreased approximately $3.9 million, including a decrease of approximately $670,000 of stock-based compensation; depreciation expense associated with our commercial manufacturing facility decreased approximately $90,000; lab and manufacturing supplies decreased approximately $700,000; consulting, outside services and clinical site costs related to the discontinuation of Specifid development decreased approximately $1.5 million; and rent, utilities and other facilities-related expenses decrease approximately $830,000.

Marketing, General and Administrative.  Marketing, general and administrative expense decreased from approximately $2.9 million during the three months ended September 30, 2007 to $1.2 million during the three months ended September 30, 2008. The decrease of $1.7 million, or 59%, primarily reflects the workforce reduction on June 6, 2008 involving 27 of 35 marketing, finance, information technology (“IT”) and administrative employees resulting in a decrease in compensation and other labor-related expense of approximately $1.5 million; a decrease of $300,000 in consulting and outside services related to the discontinuation of marketing and compliance projects offset by a increase of $100,000 in legal fees related to winding down the current operations of the Company.

Interest Income.  Interest income decreased from approximately $360,000 during the three months ended September 30, 2007 to $13,000 during the three months ended September 30, 2008. The decrease of $350,000, or 96%, was primarily the result of the reduction in the average balance of cash, cash equivalents and short-term investments and a lower average interest rate.

Interest Expense.    Interest expense decreased from approximately $270,000 during the three months ended September 30, 2007 to $0 during the three months ended September 30, 2008. The decrease of 100% was primarily the result of the Company paying off all debt outstanding under the credit facility with its secured lenders in June 2008.

Loss on Impairment of Assets.  Following the discontinuation of development of Specifid, we performed a recoverability test of the long-lived assets included in our Specifid asset group in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The test was based on the estimated undiscounted future cash flows expected to result from the disposition of the Specifid asset group, including the estimated future cash inflows from anticipated sales and returns of assets and the estimated asset disposition costs. Accordingly, we recorded a non-cash charge for the impairment of long-lived assets of $28.5 million in the second quarter of 2008 to write-down the carrying value of the Specifid asset group to its estimated fair value of $2.5 million. In August 2008, the Specifid asset group was sold for net proceeds of $3.2 million. During the third quarter, we recorded a gain on the sale of the long-lived assets of approximately $700,000.

Gain on Lease Termination.  In July 2008 we entered into an agreement with our landlord which terminated our facility lease effective August 31, 2008. On the termination date, we transferred our rights in the $3.6 million L-C and the $360,000 security deposit to the landlord and eliminated each of them as well as the deferred rent from our balance sheet which resulted in our recording a gain on termination of $12.6 million.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Research and Development.    Research and development expense decreased from approximately $27.1 million during the nine months ended September 30, 2007 to $19.6 million during the nine months ended September 30, 2008. The decrease of $7.5 million, or 28%, is primarily due to the discontinuation of the development of Specifid in May 2008 and the workforce reduction on June 6, 2008.  During the third quarter of 2008, a transition team of five employees shut down the manufacturing facility, disposed of all lab and manufacturing supplies, clinical material, terminated service agreements with clinical sites and sold the equipment. As a result, compensation and other labor-related expense decreased approximately $2.3 million, including a decrease of approximately $300,000 of stock-based compensation; lab and manufacturing supplies and equipment maintenance decreased approximately $1.9 million; consulting, outside services and clinical site costs related to the discontinuation of Specifid development decreased approximately $1.9 million; and rent, utilities and other facilities-related expenses decrease approximately $800,000.

Marketing, General and Administrative.    Marketing, general and administrative expense decreased from approximately $8.8 million during the nine months ended September 30, 2007 to $6.8 million during the nine months ended September 30, 2008. The decrease of $2 million, or 23%, primarily reflects the workforce reduction on June 6, 2008 involving 27 of 35 marketing, finance, information technology and administrative employees resulting in a decrease in compensation and other labor-related expense of approximately $1.7 million and a decrease in consulting services associated with the discontinuation of marketing and compliance projects of approximately $500,000, which were offset by an increase of approximately $400,000 in legal fees related to winding down the current operations of the Company.

Interest Income.  Interest income decreased from approximately $1.4 million during the nine months ended September 30, 2007 to $390,000 during the nine months ended September 30, 2008. The decrease of $1 million, or 71%, was primarily the result of the reduction in the average balance of cash, cash equivalents and short-term investments and a lower average interest rate.

Interest Expense.    Interest expense decreased from approximately $770,000 during the nine months ended September 30, 2007 to $500,000 during the nine months ended September 30, 2008. The decrease of $270,000, or 35% was primarily the result of the Company paying off all debt outstanding under the credit facility with its secured lenders in June 2008.

Loss on Impairment of Assets.  Following the discontinuation of development of Specifid, we performed a recoverability test of the long-lived assets included in our Specifid asset group in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The test was based on the estimated undiscounted future cash flows expected to result from the disposition of the Specifid asset group, including the estimated future cash inflows from anticipated sales and returns of assets and the estimated asset disposition costs. Accordingly, we recorded a non-cash charge for the impairment of long-lived assets of $28.5 million in the second quarter of 2008 to write-down the carrying value of the Specifid asset group to its estimated fair value of $2.5 million. In August 2008, the Specifid asset group was sold for net proceeds of $3.2 million. During the third quarter, we recorded a gain on the sale of the long-lived assets of approximately $700,000.

Change in Valuation of Warrants.  In November 2007, the Company issued warrants to purchase 4.4 million shares of Common Stock in conjunction with the registered direct offering of Common Stock and warrants. These warrants were recorded as a liability utilizing the Black-Scholes valuation model for estimating the fair value in November 2007. Utilizing Black-Scholes, on December 31, 2007, the warrants were valued at approximately $2.5 million and on September 30, 2008, the warrants were valued at $0. The change in valuation was recorded as other income during the nine months ended September 30, 2008.

Gain on Lease Termination.  In July 2008 we entered into an agreement with our landlord which terminated our facility lease effective August 31, 2008. On the termination date, we transferred our rights in the $3.6 million L-C and the $360,000 security deposit to the landlord and eliminated each of them as well as the deferred rent from our balance sheet which resulted in our recording a gain on termination of $12.6 million.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. From inception through September 30, 2008, we had received proceeds of approximately $76.1 million, net of stock issuance costs from the sale of preferred stock which was converted to common stock; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters’ discounts and commissions and offering expenses; proceeds of approximately $74.9 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement and in registered direct offerings, net of offering expenses; and proceeds of $3.3 million from the sale of common stock to certain investors, in a committed equity financing facility.

As more fully described in the Risk Factors and Note 1 of the Notes to Condensed Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements included with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008, related to the uncertainty of our ability to continue as a going concern. At September 30, 2008, current liabilities of $5.5 million exceeded cash of $3.8 million, including the net proceeds from the sale all long-lived assets in August 2008. Although current liabilities exceed current assets, the accompanying condensed financial statements are prepared on a going-concern basis as we are pursuing, and believe it is reasonably possible, that we could complete a merger with MMR. If we are unable to complete the merger or any other strategic transaction, we will likely not be able to continue as a going concern and likely seek to be liquidated through a bankruptcy.

Cash Flows

As of September 30, 2008, cash, cash equivalents and short-term investments were approximately $3.8 million as compared to $29.9 million at December 31, 2007, a decrease of approximately $26.1 million. The decrease resulted primarily from the net cash used to fund ongoing operations and the repayment of debt.

Net cash used in operating activities was approximately $17.6 million for the nine months ended September 30, 2008, compared to approximately $29.1 million for the same period in 2007.  The decrease of approximately $11.5 million is primarily due to an increase in net loss of $4 million adjusted for a gain on the termination of our facility lease of $12.6 million, a loss of impairment of property and equipment of $28.5 million and a gain on sale of assets held for sale of $700,000.

Net cash provided by investing activities for the nine months ended September 30, 2008 was approximately $6.5 million compared to net cash provided by investing activities of $18.3 million for the same period in 2007.  The decrease of approximately $11.8 million is due to a decrease of $34.5 million in maturities of short-term investments offset by a reduction of approximately $10.8 million in purchases of short-term investments, a reduction of approximately $8.7 million in property and equipment purchases and net proceeds from the sale of assets held for sale of $3.2 million.

Net cash used in financing activities for the nine months ended September 30, 2008 was approximately $11.4 million, reflecting primarily debt repayments of approximately $11.6 million.  Net cash provided by financing for the same period in 2007 totaled approximately $16.2 million, reflecting primarily the proceeds of approximately $10 million from our registered direct offering of common stock in February 2007, proceeds of approximately $3.3 million from the sale of common stock under the CEFF and approximately $6.9 million of gross proceeds from our credit facility, offset by approximately $4.4 million of debt repayments.

Funding Requirements

Our future capital uses and requirements depend on numerous forward-looking factors, including whether we consummated the proposed merger with MMR, whether we settle our liabilities with our creditors and whether we continue to operate as a going concern. Due to the significant uncertainty about whether we will be able to consummate the merger with MMR, we cannot predict our funding requirements..  MMR is at an early stage of development and will require additional financing in order to operate its business and fund its growth.

As of September 30, 2008, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 8 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and direct or guaranteed obligations of the United States government. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates over a twelve month period beginning on September 30, 2008 would have a significant impact on our interest income. As of September 30, 2008, we had no short-term investments or cash equivalents.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that there were changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2008 and continued through September 30, 2008 that have materially affected, and are reasonably likely to materially affect, our internal control over financial reporting.

All but one member of our finance staff were included in the workforce reductions from June 6 through September 19, 2008. Therefore, certain segregation of duties did not exist and other controls were not performed in the preparation of this report as had been the case in past closing and reporting cycles. We did not adequately divide, or compensate for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements could occur without being prevented or detected.

PART II - OTHER INFORMATION.

Item 1.                     Legal Proceedings.

We are currently not a party to any material legal proceeding. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.            Risk Factors

You should consider carefully the risk factors described below, together with the other information contained in this report. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Related to Our Business

*In light of our decision to discontinue development of our Specifid clinical program, we are seeking to maximize the value of our assets, and address our liabilities.  We may be unable to satisfy our liabilities and can provide no assurances that we can be successful in pursuing a strategic transaction.

In May 2008, we obtained results of the data analysis of our Phase 3 registration trial for our lead product candidate, Specifid, for patients with follicular B-cell non-Hodgkin’s lymphoma, or fNHL. Analysis of time to progression, or TTP, the primary endpoint in the trial, failed to show a statistically significant improvement in the treatment arm, Specifid plus Leukine® (sargramostim, GM-CSF) following Rituxan, compared to the control arm, placebo plus Leukine following Rituxan. Analysis of all subgroups also did not show any significant differences in primary or secondary endpoints when adjusted for prognostic factors.  Based on these results, we immediately discontinued development of Specifid and other programs requiring production of patient-specific therapies including the T-cell and autoimmune disease programs. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development Specifid. Subsequent to our termination of the development of Specifid, we have had the following developments:

•                  We had major workforce reductions in which 141 of our 144 employees were terminated.

•                  We have incurred approximately $3.4 million of severance costs, the substantial majority of which will be cash expenditures; approximately $2.7 million of severance and accrued Flexible Time Off (“FTO”) remained outstanding at September 30, 2008.

•                  We have also ceased the manufacture of Specifid at our facility in San Diego, California. On July 18, 2008, we executed an agreement with our landlord which terminated our facility lease on August 31, 2008.

•                  We sold our equipment and other personal property assets in an auction held in August 2008 for net proceeds of $3.2 million.

As a result of the discontinuation of our clinical trials of Specifid, we are actively pursuing a strategic transaction with the goal of maximizing the value of our assets. There are substantial challenges and risks which will make it difficult to successfully implement any strategic transaction.  Stockholders should recognize that our efforts to address our liabilities and pursue a strategic transaction may result in the stockholders of the Company having little or no continuing interest in the assets of the Company as stockholders or otherwise.

*We have entered into a non-binding term sheet for a reverse merger whereby Favrille would acquire all of the capital stock of MyMedicalRecords.com, Inc. (“MMR”), in a stock for stock merger that would result in MMR becoming a wholly-owned subsidiary of Favrille.

We cannot assure you that we will be able to execute a definitive agreement with MMR regarding the proposed merger, or that any agreement we do execute will be on the previously disclosed terms set forth in the non-binding term sheet, and neither we nor MMR have any obligation to execute a definitive agreement on the non-binding agreed terms or otherwise.  Stockholders of Favrille will not have the opportunity to vote on the merger with MMR; however, as a matter of law, stockholders of MMR must approve the merger by a required vote and there is no assurance that the stockholders of MMR will approve the merger.  If the proposed transaction is consummated on the proposed terms, at the effective time of the merger, the existing equity holders of MMR would own approximately 64% of the equity of the combined company on a fully diluted basis. The existing equity holders of Favrille would own about 29% of the combined company. Approximately 7% of Favrille’s equity would be newly issued to certain creditors as settlement for a portion of outstanding debt obligations. Favrille is in the process of negotiating with its creditors to settle its current liabilities. Favrille’s progress in settling its creditor claims, consistent with a creditor plan that is outlined in the non-binding term sheet with MMR, is a condition to the signing of definitive agreement for the proposed merger. We have no assurances that all creditor claims can be settled consistent with the creditor plan or at all. It is anticipated that post merger, Favrille’s common stock would continue to be traded on the OTC Bulletin Boards, subject to the continued willingness of a registered broker-dealer to make a market in our stock.

The proposed merger is subject to completion of mutual diligence and the negotiation of a definitive agreement.  Any definitive agreement will contain conditions to closing, including a requirement to complete specified creditor settlements, and the approval of the proposed merger by the MMR stockholders. There can be no assurance that the parties will be able to reach a definitive agreement or consummate the proposed merger on the terms set forth in the non-binding term sheet or otherwise. If we are unable to complete the merger or any other strategic transaction, we may need to seek protection under the provisions of the U.S. Bankruptcy Code.

*We may not be able to continue as a going concern and may be unable to satisfy our liabilities.

As more fully described in Note 1 of the Notes to Condensed Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2007 financial statements related to the uncertainty of our ability to continue as a going concern. Our cash and cash equivalents, which were approximately $3.8 million at September 30, 2008, are insufficient to discharge our existing and anticipated liabilities and obligations. If we are unable to complete the proposed merger with MMR and settle our liabilities pursuant to our creditor plan, we do not expect to be able to continue as a going concern.

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

*We have incurred significant operating losses since inception and anticipate that we will continue to incur losses and negative cash flow from operations for the foreseeable future even if we complete the proposed merger with MMR

We are a development stage company with a limited operating history.  As a biotechnology company, we financed our operations through private placements of common stock and warrants, public offerings of our common stock and warrants to purchase our common stock, equipment and leasehold debt financing, and our CEFF through Kingsbridge Capital Limited. We have incurred losses in each year since our inception in 2000. For the three months ended September 30, 2008, the Company reported net income of $10.7 million, or $0.26 per share, compared to a net loss of $12.3 million, or $0.37 per share. For the nine months ended September 30, 2008, the Company reported a net loss of $39.2 million, or $0.95 per share, compared to $35.2 million, or $1.10 per share, for the same period in 2007. MMR also is a development stage company with a limited operating history and minimal revenue.  MMR has developed personal health care record and storage products that are currently available but MMR is at an early stage in developing a business model that will enable it to generate significant revenue from the use of its products.  MMR has financed its operations primarily through private placements of common stock and from secured loans from an affiliate of MMR’s founder and chief executive officer.  If the merger is completed, the combined company is expected to continue to incur losses from operations and to need financing to fund its operations until it develops a profitable business. There is no assurance that a combined Favrille and MMR will be able to generate sufficient revenue and working capital to fund its operations and create a sustainable going concern.  As a result, if our operations continue, we expect that we would continue to incur operating losses for the foreseeable future.

*If we have used biological and hazardous materials in a manner that caused injury or violated laws, we may be liable for damages.

Our historical research and development and manufacturing activities involved the use of biological and hazardous materials that could be dangerous to human health, safety or the environment. Although we believe our safety procedures for handling and disposing of these materials complied with federal, state and local laws and regulations, we could not entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources.

Risks Related to the Securities Markets and Ownership of Our Common Stock

*We have ceased operations as a biotechnology company and our stock has been delisted by The Nasdaq Global Market effective October 17, 2008 and our common stock price has declined very significantly and remains very volatile

Until our initial public offering, or IPO, in February 2005, there was no public market for our common stock, and despite our IPO, an active public market for these shares may not be sustained. Our stock price has traded in the range of $7.77- $0.01 from the commencement of our IPO on February 2, 2005 to October 24, 2008.

We were delisted from The Nasdaq Global Market, effective October 17, 2008, due to our noncompliance with the following minimum requirements: i) the bid price for our common stock closed below the minimum $1.00 per share requirement for more than 30 days, ii) we had not maintained a minimum market value of publicly held shares of $5,000,000 and iii) our stockholder’s equity was less than $10 million as of June 30, 2008. Effective October 3, 2008, we were listed and our common stock began trading on the OTC Bulletin Boards. Our continued listing and trading on the OTC Bulletin Boards is subject to our continuing compliance with our SEC reporting obligations and the continued willingness of a registered broker-dealer to make a market in our stock, and we have no control over our current or future market-makers.

Also, there are substantial risks and uncertainties relating to our proposed merger with MMR that may significantly impact the trading price of our common stock and our ability to continue to operate as a going concern.

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

As of September 30, 2008, our officers and directors and stockholders affiliated with our directors together beneficially held approximately 33.16% of our outstanding common stock on an as-converted basis. If some or all of these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, the merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of this concentration of ownership may not always coincide with our interests or the interests of our other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders. This concentration of ownership also could depress our stock price.

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

Dated: October 31, 2008

Favrille, Inc.

/s/ Tamara A. Seymour

Tamara A. Seymour

Chief Financial Officer

(On behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)