Form 10-K
period 2008-12-31
MMR Information Systems, Inc.
filed 2009-04-15
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

       ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-51134

MMR INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0892797
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2934½ BEVERLY GLEN CIRCLE, SUITE 702
LOS ANGELES, CALIFORNIA    90077
(Address of principal executive offices including zip code)

(310) 476-7002
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐        No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐        No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

As of June 30, 2008, the aggregate market value of the registrant's common stock was $2,890,972 based on 41,299,598 shares issued and outstanding on such date and a closing sales price for the registrant's common stock of $0.07, as reported on the NASDAQ Global Market System on such date.

As of April 10, 2009, the registrant had 122,269,223 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor provisions created by that statute. The words "anticipate," "expect," "believe," "plan," "intend," "will" and similar expressions are intended to identify such statements. Although the forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to those discussed or incorporated by reference herein. Actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate. Some of the factors that could cause results to differ materially from those in the forward-looking statements are set forth below under the caption "Risk Factors" in Item 1A of this annual report on Form 10-K.

EXPLANATORY NOTE

On January 27, 2009, we completed a business combination with MyMedicalRecords, Inc. (formerly mymedicalrecords.com, Inc.), a private Delaware corporation ("MMR"), that resulted in MMR becoming a wholly-owned subsidiary of our company and our company's new operating business as of January 27, 2009. The closing of the business combination (which we refer to as the "Merger") resulted in a change of control of our company. The Merger was accounted for as a reverse acquisition and, as a result, our company's (the legal acquirer) consolidated financial statements will, in substance, be those of MMR (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of our company being included effective from the date of the closing of the Merger. However, because the Merger was not completed until January 27, 2009, after the end of our most recent fiscal year on December 31, 2008, we are required to include in this annual report on Form 10-K for the year ended December 31, 2008, the audited consolidated financial statements (and discussion thereof in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations") of our company, the legal acquirer, as of December 31, 2008 (e.g., prior to the closing of the Merger). MMR's audited financial statements and management's discussion thereof will be filed as an amendment to our current report on Form 8-K filed on February 2, 2009.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms "company," "we," "us," and "our" refer to MMR Information Systems, Inc. (formerly Favrille, Inc.) after giving effect to the Merger. On February 9, 2009, we changed our legal entity name from Favrille, Inc. to MMR Information Systems, Inc. The term "Favrille" refers to Favrille, Inc. prior to giving effect to Merger, unless the context requires otherwise.

PART I

ITEM 1. BUSINESS

Organizational History

We were incorporated in Delaware in 2000 and previously operated as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. In May 2008, our ongoing Phase 3 registration trial for our lead product candidate failed to show a statistically significant improvement in the treatment of patients with follicular B-cell non-Hodgkin's lymphoma, and accordingly, we determined to sell all of our equipment and other personal property in an auction. On September 9, 2008, this auction was consummated and we received $3.2 million in net proceeds from the sale of the assets. With the disposition of all of our equipment and other personal property, we ceased to engage in any operations and became a "shell company" as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Agreement and Plan of Merger and Reorganization

On November 8, 2008, we entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with our wholly-owned subsidiary Montana Merger Sub, Inc. ("Merger Sub"), a Delaware corporation, and MMR, pursuant to which Merger Sub would merge with and into MMR, with MMR continuing as the surviving corporation and a wholly-owned subsidiary of our company. We refer to this business combination, which closed on January 27, 2009, as the "Merger." Following the Merger, the holders of MMR equity prior to the Merger, on a fully diluted basis, owned or had the right to acquire approximately 60.3% of our equity, the holders of our equity prior to the Merger, on a fully diluted basis, owned approximately 33.2% of our equity, and certain beneficiaries under the Creditor Plan (which consist of our former officers and former directors and their affiliates) had the right to own up to approximately 6.5% of our equity. The Creditor Plan is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and a copy is filed as Exhibit 10.5 to this annual report on Form 10-K.

As a result of the Merger, MMR became our wholly-owned subsidiary and its legal name became MyMedicalRecords, Inc. Although we are the legal acquiror, the Merger is being accounted for as a reverse acquisition in accordance with U.S. generally accepted accounting principles. Under this method of accounting, Favrille is treated as the "acquired" company for financial reporting purposes. This determination is primarily based on the fact that MMR's former shareholders hold a majority of the equity of the consolidated company, MMR's operations comprise the ongoing operations of the consolidated entity and MMR's senior management and director designees have assumed control of the consolidated company.

In addition, upon the consummation of the Merger, MMR became our wholly-owned operating subsidiary and we ceased being a "shell company" as such term is defined in Rule 12b-2 of the Exchange Act.

Our Business Subsequent to the Merger

As of the closing date of the Merger on January 27, 2009, we adopted MMR's business of empowering consumers to manage the important records in their life, whether paper-based or digital, and by doing so, to better control and organize their lives overall. The following description of our business relates to our current business and operations.

Business Overview

Following the change in our business, we now seek to empower consumers to manage the important records in their life, whether paper- based or digital, and by doing so, to better control and organize their lives overall. We do this through web-based products that facilitate consumer access to medical records and vital documents (such as living wills, birth certificates, insurance policies and important financial records).

Our principal product, "MyMedicalRecords," is an easy-to-use, secure web-based Personal Health Record system, or PHR, which allows documents, images and voice mail messages to be transmitted in and out of our proprietary system using a variety of methods, including fax and file upload. Our platform converts documents it receives by fax into a Portable Digital Format, or PDF, file. These files and any other uploaded files are stored in the consumer's personal account, which is secured by a unique user ID and password combination. A notification is sent to up to three user e-mail addresses (including to e-mail enabled cell phones) whenever a new record is received. Users can then access their files via the Internet and take advantage of an easy-to-use, customized filing system that allows them to categorize, annotate and file their records for easy access, organization and retrieval. Users can then print, download or e-mail their records from their account, giving our customers greater control over their own personal health and other information, which they can share with health care providers and others as needed. We are currently selling our MyMedicalRecords PHR product primarily through corporations as an employee benefit and to affinity groups as a "value-added" service for their members, as well as directly to retail customers, although we plan to sell through additional sales channels in the future.

In the second half of 2007, we launched our "MyESafeDepositBox" service, which is geared towards small businesses, the financial services, insurance and legal service industries. MyESafeDepositBox is based on the same technology and architecture as our MyMedicalRecords PHR product. However, rather than focusing on medical records, MyESafeDepositBox is designed to provide secure on-line storage for vital financial, legal and insurance documents. MyESafeDepositBox may be used as a virtual on-line "safe" and could serve as an essential part of any household's or business's disaster preparedness plan.

We are now also in the final stages of developing a new product, "MyMedicalRecords Pro," which we believe will provide physician offices with a powerful and cost-effective solution to the costly and time-consuming problem of digitizing paper-based medical records. When complete, our MyMedicalRecords Pro service is expected to combine the scanning of medical records at a physician's office with 24/7 access to these records for both doctors and patients through separate secure web-based portals.

We recognize that the critical nature of personal health information requires that these product advances be implemented with the utmost care to protect the privacy and confidentiality of our customers' data. Although we are not a covered entity under the Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, we consider it important to take into account privacy and security standards and requirements of HIPAA when implementing our products and services and we believe that we meet and/or exceed current HIPAA standards.

We plan to continue to take advantage of the burgeoning consumer health information market and leverage recent and anticipated federal legislation, including by adapting the technology supporting our products to be able to take advantage of government funds in the 2009 economic stimulus package. We believe that as medical costs and insurance costs increase, while benefits decrease, healthcare consumers will require greater control over their personal (and their family's) health and health information. Our MyMedicalRecords PHR product is designed to enable healthcare consumers to store their important medical records and data in one central and secure place where they can manage those records and control how they are accessed and shared. While every healthcare consumer in the U.S. is a potential user of our MyMedicalRecords PHR product, we believe that the product has most appeal to these particular market niches:

  the chronically ill and their families who share information among many doctors;

  consumers with "senior" parents who, in their role as caregivers, want to be sure they have current medical information readily available to react quickly in case of parental illness;

  consumers with newborns who will be able to build a complete medical file for the newborn, which can last the newborn's entire life;

  travelers and businesspeople working overseas who want to ensure that they always have access to their medical records in the event of an emergency; and

  corporations seeking to offer their employees a valuable benefit (we believe those with expatriate employees would be particularly interested in our product).

Because of the similarity in functionality between our MyMedicalRecords PHR product and our MyESafeDepositBox product, we market these products through many of the same channels. Our marketing strategy for our MyMedicalRecords PHR product and MyESafeDepositBox product focuses primarily on the following channels:

  to corporate accounts, as an added employee benefit for their employees or bundled or co-branded with their product offerings to their customers;

  through affinity groups (such as alumni organizations and other membership organizations) and discount health benefit membership groups to their members; and

  direct to consumers as a retail subscription product, on-line and through hospitals and doctors.

Our MyMedicalRecords Pro product is designed to combine onsite scanning services with the storage and accessibility features of our MyMedicalRecords PHR product. We plan to market our MyMedicalRecords Pro product to doctors, particularly solo and small group practitioners, who are looking for an easy and inexpensive way to digitize patient medical files and give patients up-to-date access to those records.

Our Products

MyMedicalRecords - An On-line Personal Health Record (PHR)

Our MyMedicalRecords PHR product, principally accessible at www.mymedicalrecords.com, delivers an easy-to-use, web-based medical records and health information storage, retrieval and management system for use by both consumers and healthcare providers. Our MyMedicalRecords PHR product allows for paper-based medical records such as lab reports, radiology reports, MRI reports and progress notes to be transmitted via fax to a secure mailbox that is created when a user enrolls in the service. Our MyMedicalRecords PHR product is designed to allow a user to fax his or her health records or other vital documents into a personal MyMedicalRecords PHR account via a dedicated telephone number, which we refer to as the user's "Lifeline" telephone number, that is assigned to the user upon enrollment. We believe that providing each MyMedicalRecords PHR subscriber a personal telephone number, as opposed to a common gateway number with a secondary PIN, creates an immediate sense of personalization and privacy and distinguishes MyMedicalRecords PHR from competing services. A user can also upload digital files, such as x-rays, scans or other medical images, as well as other vital documents into his or her account from a personal computer through any Internet browser. Our MyMedicalRecords PHR product allows users to store and segregate information for up to ten family members in a single account.

Designed to allow healthcare providers to transmit documents to a patient's MyMedicalRecords PHR mailbox without making any changes to existing patient or practice management software, our PHR makes it possible for a provider to send a patient's medical records to his or her MyMedicalRecords PHR mailbox without incurring expenses for legacy systems conversions, scanners or other machines.

In addition to medical records, our MyMedicalRecords PHR product can be used to provide secure storage for a variety of important confidential records, including:

  patient charts and notes;

  patient medical histories;

  vaccination and immunization records;

  lab reports and test results, including any images (or, if offered by a laboratory, links that the user can use to access the laboratory's stored images);

  copies of prescription orders;

  x-ray results and images (either the actual images or, if offered by a radiology provider, links that the user can use to access the provider's stored images); and

  EKG results and images (either the actual images or, if offered by an imaging provider, links that the user can use to access the provider's stored images); and

  birth certificates, living wills, healthcare powers of attorney and advance directives.

In addition, users can store important legal, insurance and financial documents, as well as copies of identification documents such as passports and driver licenses in their MyMedicalRecords PHR accounts.

How it Works

Most providers, regardless of size, have a fax machine in the office. We have based our service on the efficient and effective conversion of faxed documents into .pdf files, and the subsequent annotation and filing of these faxes using a simple, easy-to-use, on-line document management system.

  Upon enrollment, we send every user a Welcome Kit containing a set of stickers to be placed on their medical files at doctors' offices, as well as a wallet card and a sticker for the back of a driver license, both containing emergency access information

  The user gives their doctor(s) a sticker to be applied on the face of their medical file. The sticker (see below) contains a standing instruction to the doctor's office to fax to the user's personal Lifeline number any documents being placed in the medical file

  When our MyMedicalRecords PHR system receives a document by fax transmission, it converts it into a PDF file and, using secure File Transfer Protocol transmission, or FTP, deposits it in the user's account on a secure server.

  When a faxed record or voice mail is received via the user's personal number, our MyMedicalRecords PHR system sends a notification message to up to three e-mail addresses (including to e-mail enabled cell phones) provided by the user to inform the user that a new document or voice message has arrived in his or her account.

  The user then accesses the web site, www.mymedicalrecords.com, from any Internet-connected computer, and logs in using their unique ID (Lifeline number) and password. Users are able to view their faxed records using Adobe Reader® software, which can be downloaded from the Internet free of charge.

  Our MyMedicalRecords PHR product allows users to organize and sort records by doctor, date, type of medical record, and, in the event multiple family members have enrolled in the service, by family member. This capability to index, file and sort medical records is intended to allow users to easily look up and retrieve their stored data, which we believe adds to the usability of our MyMedicalRecords PHR product.

  This document is now permanently filed, accessible 24/7 from any internet enabled computer

  The user can also upload images, such as x-rays or EKG results directly into his or her MyMedicalRecords PHR account and can view these images using an Internet browser or other graphics software. Health information stored in the user's MyMedicalRecords PHR account can also be printed out, downloaded and e-mailed from the user's e-mail client so the user can easily take it to any provider who may be involved in the treatment of his or her medical condition.

We sell our MyMedicalRecords PHR product direct to consumers on a monthly and annual subscription basis. Current retail pricing for our MyMedicalRecords PHR product for a family that permits storing information for up to 10 people is $99.95 for an annual subscription or $9.95 for a monthly subscription. We also occasionally offer free trials and discounted pricing as a way to incentivize consumer acceptance of our MyMedicalRecords PHR product.

For special key account programs, such as healthcare providers that would like to make the service available to patients, corporations who want to offer the service as a benefit to employees, or affinity groups and other organizations who want to offer the service to their members, we provide different pricing plans. The pricing plans vary based on the number of people in the organization and the expected use of the product across the organization's members.

Additional Product Features

Our MyMedicalRecords PHR product offers users multiple ways to enter their personal medical information, including by fax, voice or digital file upload. We believe this capability makes our MyMedicalRecords PHR product easier to use than other products in the marketplace and makes our product's information storage features more accessible to potential customers. In addition to the core document conversion, storage and retrieval capabilities, our MyMedicalRecords PHR product provides a layer of useful, value-added interactive tools to help users better manage their personal and/or their families' medical records. These value-added interactive tools include:

  Health History. Users can enter their personal health history, including information about doctors (such as a doctor's name, address and specialty), vaccinations and immunizations, hospitalizations/surgeries, allergies and other medical conditions that may affect ongoing healthcare.

  Appointment Calendar Feature. Users are able to take advantage of a calendar feature to schedule and generate reminders about upcoming doctor and other health-related appointments. These reminders appear when a user logs into his or her MyMedicalRecords PHR account and also can be sent to the user's e-mail address (or e-mail enabled cell phone) and imported into Microsoft Outlook.

  Prescription History and Reminder Feature. Users are able to enter their prescriptions, pharmacies and refill dates into their MyMedicalRecords PHR accounts. The system generates reminders about refills, which are visible to users when they log into their accounts and are sent to their e-mail addresses (or e-mail enabled cell phone). In addition, when MyMedicalRecords PHR users enter a prescription into their personal MyMedicalRecords PHR accounts, they are able to access a third-party reference database that fully describes the drug, including possible contraindications with other drugs and over-the-counter medications the users may be taking.

  Voice Reminders and Messaging. We believe our MyMedicalRecords PHR product may create more efficient communication between doctors and patients. In addition to using a patient's personal MyMedicalRecords PHR telephone number to fax health information to a patient's secure on-line account, people can use the telephone number to leave a voice message, such as an appointment reminder, in a secure voice mailbox that is only accessible by the MyMedicalRecords PHR user. Users can also take advantage of this feature to leave themselves a reminder message such as for a doctor appointment or prescription refill reminder. Our MyMedicalRecords PHR product is designed to send a user a notification via e-mail when he or she receives a voice message. This gives users a helpful tool that they can access remotely.

  Secondary Passwords on Selected File Folders. Users can assign a second password to four of the file folders in their MyMedicalRecords PHR account. This feature creates an additional layer of security for personal or medical documents that a MyMedicalRecords PHR user does not want a doctor to have access to in the event that the user has given the doctor access to the account, or if the user does not want other family members to be able to see selected information.

  Emergency Log-In For Physicians and Other Emergency Response Personnel. Users can create a special password, discretely associated with each family member, which doctors and other emergency response personnel can use to gain access to the particular family member's medical records in the event of a medical emergency. This password grants access to an account but does not allow any additions, changes or deletions to be made to the account. In addition, users can decide which records a doctor will be able to see in an emergency situation. Users can write this password on an emergency sticker they receive when they enroll in our MyMedicalRecords PHR service, which can be affixed to a driver's license or personal ID.

  Health Information Library. Users have access to an interactive audio and visual encyclopedia, licensed from a third-party, of over 2,000 health information topics presented in both English and Spanish.

  Drug Information and Interaction Database. Users can check for potential interactions across multiple prescription and over the counter drugs in a single step. This database, licensed from Multum, includes over 20,000 drugs with potential interaction information across all of them.

  Ability to Attach Received Faxes to e-mail Notifications and Outbound Fax. Users can elect to have records attached to the notification e-mail they receive when a new medical record is received into their account. This capability is intended to save users the extra step of logging into their account to view new records, which we believe creates a higher level of convenience and usability. In addition, we are developing a feature to allow users to fax records or other documents stored in their PHR account to third parties.

  Bilingual PHR. MyMedicalRecords PHR account holders are able to select between English and Spanish as the language of their PHR. We believe this bilingual capability makes our MyMedicalRecords PHR more accessible to Spanish speakers.

Other Applications for Our MyMedicalRecords PHR Product Technologies

We believe our MyMedicalRecords PHR product technology presents potential market opportunities beyond its core "personal health records" storage and management purpose. In the wake of recent hurricanes, fires and other disasters, a great deal of emphasis has been placed on families having a secure place to store their records and vital documents where they cannot be lost or damaged. Our MyMedicalRecords PHR product addresses this need because it allows for the fax transmission, upload and storage of insurance, financial and other personal documents, as well as a place to store digital files such as photographs. We believe this recent emphasis provides us with an opportunity to expand our core market and use our MyMedicalRecords PHR product technology to create the essential "safe deposit" box for all important documents and records of a family or small business. Accordingly, we have introduced a new service offering, MyESafeDepositBox, to accommodate this demand.

MyESafeDepositBox - An On-line Secure Document Storage System

Our MyESafeDepositBox product is designed to meet the needs of companies and individuals who are looking for a simple, efficient and economical way to securely store important legal, insurance and financial documents that they cannot afford to lose in a natural disaster such as a hurricane, flood or fire. We believe our MyESafeDepositBox product may also serve as a valuable tool for younger consumers who would not otherwise utilize a Personal Health Record storage system, but are looking for a secure way to organize their personal information to take better control over their financial affairs.

MyMedicalRecords Pro - Medical Records Digitization Service

We are in the final stages of developing our MyMedicalRecords Pro product and expect to launch it by the end of the third quarter of 2009. This product is intended to provide medical record storage and digitizing services for physician practices, particularly smaller practices that are still largely paper based. It is also expected to have modules for advanced scheduling and e-prescription. MyMedicalRecords Pro is designed to allow physicians to efficiently scan and digitize their paper records with limited disruption to existing procedures, thus providing an alternative to the significant capital expenditures needed for implementing electronic medical records, or EMRs. MyMedicalRecords Pro is expected to provide physicians with 24/7 Internet-based access to all their scanned patient records through a doctor portal at www.mymedicalrecordsmd.com, while at the same time providing each patient with view-only access to his or her records from that doctor through a patient portal at www.mmrpatientview.com. We will offer the patient portal at no cost to patients, along with the opportunity to upgrade to our paid MyMedicalRecords PHR service, which is designed to allow them to store and manage records from all of their doctors. We expect to offer an administrative reimbursement to physicians who utilize our MyMedicalRecords Pro service and refer patients who decide to subscribe to the paid MyMedicalRecords PHR service.

The Market for Our Products

Demand for our medical records products is driven by the U.S. healthcare market and the health information management market. We believe demand for our MyESafeDepositBox product will be driven by consumer and small business focus on disaster preparedness and financial planning.

U.S. Healthcare Market

According to a report published by the Government Accountability Office in April 2008, healthcare spending per capita has grown on average about 2.5% faster than average annual per capita Gross Domestic Product, or GDP, over the past several decades. The report also finds that because this rapid growth in healthcare spending is expected to continue, it poses a fiscal challenge not just to the federal budget but to American business and the national economy. Figures released by the Centers for Medicare and Medicaid Services of the Department of Health and Human Services, or HHS, show that total health expenditures in the U.S. reached $2.1 trillion in 2006, which translates to $7,026 per person or 16% of the nation's GDP. HHS also determined that hospital spending grew 7% in 2006 to $648.2 billion, while spending on physician and clinical services grew 5.9% to $447.6 billion, representing about 22% of overall health care expenditures. HHS figures also show that prescription drug spending reached $216.7 billion in 2006, accelerating for the first time in six years, from a low of 5.8% in 2005 to 8.5% in 2006.

Today's healthcare consumers face a difficult set of factors. We believe that rising health insurance costs, combined with an aging population, makes it essential that people be more aware, and in greater control, of their health status and their personal healthcare information than ever before. We believe our MyMedicalRecords PHR product addresses these challenges by giving users better access to and control of their own personal medical information. By having ready access to their medical records, healthcare consumers are better positioned to share such information with providers, which may avoid duplicative tests that may not be reimbursable. Our MyMedicalRecords PHR product is also designed to make accurate and complete medical information readily available to healthcare providers, which we believe will improve the consumer's treatment experience, if not the healthcare provider's ability to deliver it.

We also believe that recent legislative efforts indicate that healthcare reform, in particular health IT, is primed to be major national priority in the coming years. Notably, on February 17, 2009, President Barack Obama signed into law an economic stimulus package that includes $19 billion for health IT, and more specifically, electronic health records, or EHRs. We believe that we can benefit from the stimulus in two ways: first, from the heightened awareness regarding electronic medical records, and second from the programs that need to be implemented under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, 2009 (which was included in the stimulus package). We believe that the technology behind our products is capable of being adapted to meet current and future regulatory standards, including the protocols of the Certification Commission for Health Information Technology, or CCHIT. We also believe that this climate of challenges and evolving provisions along with new emerging legislation will continue to create opportunities for us to meet an identified need in the U.S. healthcare market with our MyMedicalRecords PHR and MyMedicalRecords Pro products.

Health Information Management Market

We believe the growing need to effectively manage health information is a significant marketplace opportunity that is attracting both start-up companies and well-funded technology companies given the recent U.S. government focus on better access to and management of medical and personal health information through Electronic Medical Records, or EMRs.

Despite the significant momentum to adopt EMRs, many doctors, particularly small practitioners, are still resisting conversion to a completely electronic medical records system because of the time and expense associated with the conversion. We are in the process of developing MyMedicalRecords Pro, which is an alternative to EMR geared towards the small doctor's practice. MyMedicalRecords Pro is designed to enable those still paper-based doctor offices to digitize patient records and place them on-line, without the need for the expensive hardware and software investment typically associated with EMR conversion. MyMedicalRecords Pro is expected to be integrated with our MyMedicalRecords PHR product, allowing easier sharing of records between doctors and their patients, which we believe will in turn further drive adoption of our MyMedicalRecords PHR product. We believe this will give us the ability not only to exploit a growing consumer market, but also to have an active presence in the business market.

Driver for MyESafeDepositBox Market

The primary market driver for our MyESafeDepositBox product is the need for individuals and small business to be able to easily, efficiently and securely maintain backup copies of paper-based financial, insurance, legal and other vital business and personal documents.

External data storage is a rapidly growing market. According to IDC Worldwide Disk Storage Systems' Quarterly Data Tracker report published on September 5, 2008, there was nearly $7 billion spent on external disk storage in the second quarter of 2008, a 10.7% increase compared to the same period in 2007. Both companies and individuals are seeking solutions that will allow them to safely backup - and quickly restore - any lost data. We believe that our MyESafeDepositBox product meets the need of a sub-set of this vast data storage market, and we intend to target individuals and small businesses who want to find a secure, web-based solution for storing their most critical personal, financial, legal and insurance records, rather than those looking to backup the entire contents of their computer hard drive or corporate network.

In addition, the need for individuals to augment their personal plans for disaster preparedness is reflected in a July 2007 poll conducted by the Marist College Institute for Public Opinion in which 57% of respondents indicated that they did not have a family disaster emergency plan. The poll also reported that 57% of respondents indicated that their family disaster emergency plan did not include all basic essential items. Part of disaster planning is making sure that necessary and vital documents are available to be quickly retrieved in the event of evacuation and we believe our MyESafeDepositBox product meets this need by offering users a safe and easy way to store and access their vital records on-line.

Customers

To date, we have signed contracts and agreements for both our MyMedicalRecords PHR product and our MyESafeDepositBox product in the healthcare, corporate employee benefits and affinity and membership group markets. We have also sold these products directly to retail consumers.

In the healthcare market, we have an agreement with the Alexian Brothers Health Network, a Chicago area hospital chain that provides our MyMedicalRecords PHR product to its patients free of charge when they are discharged from inpatient facilities. We also private label our MyMedicalRecords PHR product for Medic-Alert, which offers it as an enhancement to their existing PHR service. We have corporate clients who provide our MyMedicalRecords PHR product to their employees as a free benefit, and affinity group and membership clients who bundle the product as a "value added" service to their constituents. We receive compensation under these agreements either on a per enrolled account basis or on an access basis in which we are paid based on the number of persons who are eligible to sign up for our service, regardless of the number that actually enrolls. We are also an integrated service provider on the Google Health Network, which allows users to synchronize information between their Google Health account and their MyMedicalRecords PHR account.

Sales & Marketing Strategies

MyMedicalRecords PHR

Our marketing strategy for our MyMedicalRecords PHR product calls for continued focus on three main sales channels:

  Corporate Sales - Employee Benefit Offering. We are pursuing the human resources and benefits market to secure agreements or strategic arrangements providing for companies to offer our product to their employees and members. We believe the user-friendly nature of our MyMedicalRecords PHR product makes it readily acceptable to employees and gives companies a low cost way to demonstrate their employee-friendliness.

  Affinity Groups and Membership Organizations. Our MyMedicalRecords PHR product can be bundled with other health or travel-related services. For example, a travel accident insurance company can include our MyMedicalRecords PHR product in its suite of emergency medical and repatriation services for travelers going abroad. We believe giving users the ability to access their medical records in an emergency situation overseas may add considerable value to an insurance company's travel insurance policies.

  Additionally, an affinity group, such as an alumni association, may offer our MyMedicalRecords PHR product as a recruitment or renewal tool. We utilize outside sales representatives who specialize in selling services to these market segments.

  Private Label Branding. Our MyMedicalRecords PHR product is designed to allow site pages to be customized with a corporate, affinity group or membership organization logo and content that is specific to that entity. The technology built into our MyMedicalRecords PHR product also is designed to allow companies, groups or organization to instantly communicate with hundreds or even thousands of employees in the event of an announcement or emergency situation.

  Direct to Consumer Marketing. We intend to continue to focus on marketing our MyMedicalRecords PHR product directly to consumers via both on-line and off-line advertising vehicles. Our MyMedicalRecords PHR product is currently available to individuals on a monthly or annual subscription basis.

MyESafeDepositBox

Because of the similarity in functionality between our MyESafeDepositBox product and our MyMedicalRecords PHR product, we market these products through many of the same channels. Both products are designed to offer users the ability to fax, upload and store important and private records or documents in a secure electronic environment, safe from fire or flood, and secure from the threat of identity theft. Thus, for example, we market our MyMedicalRecords PHR product to insurance companies as an additional benefit for health insurance policy holders, while at the same time marketing our MyESafeDepositBox product to insurance companies that may offer it to their risk and casualty policy customers. In addition, we market our MyESafeDepositBox to financial institutions and legal service providers as a safe and secure way for their customers to store important and private documents provided by these companies.

MyMedicalRecords Pro

We intend to target physician practices for our MyMedicalRecords Pro product as a means to address their record storage and access requirements. We intend to position MyMedicalRecords Pro as a simple and inexpensive way to scan and digitize patient medical records in anticipation of legislation that requires implementation of EMRs. We also plan to include features for advanced scheduling and e-prescription.

Additional On-Going Marketing Strategies

In addition to the three main marketing channels discussed above, we have also identified other potential markets for increasing sales of our products:

  Small Businesses. We believe our products could serve as an affordable and easy-to-implement tool for small companies that have not, or do not want to, invest in expensive IT data backup infrastructure.

  Government Agencies. We believe that federal, state and local governments would be interested in our products as they provide a powerful, yet easy to use addition to any family's disaster preparedness plan and we are interested in approaching agencies at all levels to explore the possibility of setting up pilot programs.

  Travel Companies and the Travel Industry. We believe that travelers represent a strong market for our products because these products are designed to enable travelers to access to their medical records, or other important documents (copies of passports, credit cards, etc.), in the event of an emergency when they are away from home. We plan to market our products to airlines, hotels, automobile clubs and other-travel related companies and organizations as well as to advertise on travel-related websites to reach this market.

International Licensing

We license our intellectual property, technology and our MyMedicalRecords brand internationally. We have two exclusive license agreements with an unaffiliated company. One is to market and sell our services in Australia and New Zealand, and the other is for Canada. Under this agreements, we receive an upfront license fee, plus a certain percentage of gross revenues as an ongoing guaranteed minimum royalty, as well as full reimbursement of costs.

The current agreements are effective until February 2016 and June 2016, respectively, and renew for successive 10 year periods thereafter with certain exceptions.

In November 2006, we signed a letter of understanding with an individual investor in Japan to fund and operate a joint venture, which would be granted the exclusive right to market, sell and sublicense our products and services in Japan, Korea, China, Taiwan and Thailand. The joint venture, MMR Asia, has not been fully-formed as of the date of this annual report on Form 10-K.

Principal Suppliers and Supply Contracts

We contract with multiple third-party telecommunications, data center and information technology service providers and developers to develop and maintain our products.

We have a contract with an outside vendor to host one of our product websites and provide fax and voice messaging services and the toll-free numbers used by our customers to access their accounts. We pay our outside vendor a monthly website hosting fee and additional usage fees for fax, voice messaging and toll-free number services. Our contract is effective until September 2009, and automatically renews for successive one year periods under its current terms and conditions, unless terminated by either party by written notice no less than 90 days before expiration of the term.

We contract with an outside vendor to house, manage and maintain the production servers that host our MyMedicalRecords PHR and MyESafeDepositBox web applications and store user related data. We pay a monthly fee for the management and technical support services required to maintain and operate our servers, which are housed in two separate data centers. Our agreement with this vendor is effective until terminated by either party upon fifteen days prior written notice.

We also contract with a third-party for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. Under our development contract, we own exclusive intellectual property rights over all software applications developed pursuant to the contract. We pay our developer a per project fee for the development services provided and a monthly fee for support and maintenance services. Our agreement with this developer is effective until June 31, 2009 at which time we may extend the term of the agreement for another six months.

Disaster Recovery Plan

We have a disaster recovery plan in place that is designed to ensure the safekeeping of records stored in a user's MyMedicalRecords PHR or MyESafeDepositBox account, while maintaining continuity of our services should our main server site be affected by a natural or man-made disaster. We have a standby disaster recovery site over 100 miles away from the facility housing our main production servers. We backup the database holding our customers' records to servers housed in this "hot" standby disaster recovery site so that both systems contain identical information on a near-real-time basis. In addition, our main production site has redundancy measures built-in at all levels of the infrastructure and is designed to facilitate maximum availability of our product websites.

Competition

MyMedicalRecords PHR

Our MyMedicalRecords PHR product competes with a number of products and service providers in the consumer health information management marketplace today such as HealthVault, iHealthRecord.org, PersonalMD, Revolution Health, WebMD, and others. In addition, we compete with Internet-portals offered by insurance companies, hospitals and HMOs for their policyholders and patients.

Each of our competitors offers varying PHR products and services for on-line storage and access to medical records at varying price points; however, we believe our MyMedicalRecords PHR product offers unique features that distinguish it from those of our competitors. In particular, we believe our MyMedicalRecords PHR product offers greater ease of use and accuracy than our competitors' products because copies of the actual medical records, such as laboratory test results and radiology reports can be faxed or uploaded directly into the user's MyMedicalRecords PHR account, rather than requiring users to input the data themselves, which may result in transcription errors. Our MyMedicalRecords PHR is designed to allow a user to send a medical record into their MyMedicalRecords PHR account from any fax machine, anywhere in the world. Many of our competitors, such as HealthVault, iHealthRecord and WebMD, require users to physically enter information on their medical data into a database. Likewise, while hospital patient and insurance policyholder Internet-portals allow users to see certain information regarding test results or claims data, these portals generally only provide the numeric values of a laboratory test, but do not offer users access to the complete information contained in the printed laboratory report reviewed by their physician. In addition, hospital, HMO and insurance company Internet-portals only allow users to view data from that specific provider and if a user changes his or her healthcare provider or insurance carrier, the information may not be available in the future. Our MyMedicalRecords PHR product is designed to offer our customers a single secure on-line depository for all of their health information and records, from every provider, so that this information is available any time a MyMedicalRecords PHR user needs to access it.

We also believe the enhanced features offered with our MyMedicalRecords PHR product, such as appointment and prescription reminders and voice messaging features, offer consumers unique and attractive advantages that separate our MyMedicalRecords PHR product from the competition. All of these competing services, especially free services like Google and Revolution Health, raise consumer awareness about the need for access to personal health information. While this increased awareness may increase the marketability of our MyMedicalRecords PHR product, growth in the consumer health information management marketplace may also attract new entrants. While we believe that greater ease of use and certain enhanced features distinguish our MyMedicalRecords PHR product from those of our competitors, many of our competitors may have greater resources and more experience in this market, and can modify their product offerings to make them more competitive, including attempting to replicate some features of our MyMedicalRecords PHR product. We have also sought to protect our proprietary technology through patents in both the U.S. and overseas. See "- Intellectual Property - Patents" below.

MyESafeDepositBox

Our MyESafeDepositBox product competes with a number of on-line backup and electronic data storage services. The increasing use of external hard drives and flash drives to backup data also has the potential to compete with on-line data storage services such as our MyESafeDepositBox product. In addition, Wells Fargo Bank recently offered a VSafe service to its customers, which has many of the same features and functions as our MyESafeDepositBox product.

We believe that MyESafeDepositBox is a superior product when compared with Wells Fargo's VSafe in that we allow users to fax vital records directly into the MyESafeDepositBox account without having to first scan paper-based records and have access to a computer to upload information into their account. It also permits service providers, such as insurance agents or lenders, to fax documents directly into a user's account. We also believe the portability of MyESafeDepositBox creates a product advantage in the marketplace because users are not required to do business with any particular bank. Users also benefit from the ability to sort, store and manage their vital records, while also using a free form text search to find records stored in their account with specific annotations. Our ability to provide private label branding affords banks, insurance companies, escrow services and other financial and legal businesses to provide not only a useful product but also reinforces that business's identity.

MyMedicalRecords Pro

Our MyMedicalRecords Pro product, when complete, will compete with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files. However, these services typically do not provide the doctor with an integrated system for scanning current patient records as they are produced on a daily basis. While many doctors may already have a scanner in their offices, those scanners merely digitize paper records, while MyMedicalRecords Pro is designed to be an integrated system that allows doctors to both manage their patient's records on-line, and more importantly, share these records with their patients via a secure on-line database. It is also designed to include modules for advanced scheduling and e-prescription.

MyMedicalRecords Pro also competes with EMR systems that offer doctors the opportunity to make their entire office paperless. MyMedicalRecords Pro provides an alternative to a full-blown EMR. MyMedicalRecords Pro is designed to allow a doctor to digitize and securely store his or her patient records on-line for a fraction of the cost of an EMR system.

Intellectual Property

Patents

In September 2005, we filed a utility patent application on key elements of our proprietary process with the United States Patent and Trademark Office. In March 2007, we filed a separate application for our Emergency "Read Only" Password service (see discussion above under "- Our Products - MyMedicalRecords - An On-line Personal Health Record (PHR) - Additional Product Features - Emergency Log-In For Physicians and Other Emergency Response Personnel"). There have been no objections to these applications to date. In May 2006, we filed a patent application with Australian authorities pursuant to the Patent Cooperation Treaty, which was awarded on May 29, 2008. We intend to pursue patent protection in other countries where we may offer our products in the future. We also own the source code for our website. We consider patent protection an important element of a sound intellectual property portfolio, although we do not anticipate being able to prevent our competition from using other methods to achieve similar ends.

Other Intellectual Property and Trademarks

We own the URL and domain name for the web address www.mymedicalrecords.com. As we continue to develop our website, we intend to register our logo as a service mark and protect the copyright in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR product. We also own the domain names www.mymedicalrecordsMD.com and www.mmrpatientview.com for use with MyMedicalRecords Pro and own the domain name www.myesafedepositbox.com for use with our MyESafeDepositBox product.

We also own the source code for a handheld software program, developed to operate on the Palm operating system, which allows Palm users to create a personal medical history on a personal data assistant, or PDA, so that they can have access to this information while traveling and in the event an Internet connection is not available. This product is currently available for purchase as a PDA download through the Palm website.

Research and Development

In 2007 and 2008, MMR spent $245,162 and $147,602, respectively, on research and development activities. From inception through December 31, 2008, MMR has spent a total of approximately $1.3 million relating to research and development activities, including approximately $644,000 in capitalized website development costs. In 2007 and 2008, Favrille spent $34,864,000 and $19,318,000, respectively, on research and development activities.

Employees

On May 29, 2008, Favrille provided a notice under the federal Worker Adjustment and Retraining Notification Act (the "WARN Act") to 132 of our then 144 employees, including six of our then executive officers, that their employment would end on June 6, 2008. Subsequently, we further reduced our operations and as of December 31, 2008 and prior to the Merger, we employed a total of two full-time employees.

Following the Merger and change in our business, as of the date hereof, we employ a total of eight full-time employees and regularly use the services of an additional four consultants.

ITEM 1A. RISK FACTORS

You should consider carefully the risk factors described below, together with the other information contained in this annual report on Form 10-K. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to Our Business

It is anticipated that we will continue to incur losses and negative cash flow from operations for the foreseeable future.

Following the Merger, we are still a company with a limited operating history although we have generated minimal revenue. While our new business includes personal health care record and storage products that are currently available, we are nevertheless still at an early stage in developing a business model that will enable us to generate significant revenue from the use of our products. Prior to the Merger, MMR financed its operations primarily through private placements of MMR capital stock and from secured loans from The RHL Group, Inc., a wholly-owned affiliate of MMR's founder and Chief Executive Officer, and our current Chairman, President and Chief Executive Officer, Robert H. Lorsch. Although we expect to continue to receive financing from The RHL Group, Inc., we have also continued to incur losses from operations and need additional sources of financing to fund our operations until we develop a profitable business. Even with additional funds from The RHL Group, Inc., there is no assurance that we will be able to generate sufficient revenue and working capital to fund our operations and create a sustainable going concern. As a result, it is expected that we will continue to incur operating losses for the foreseeable future.

If we fail to obtain additional financing, we will be unable to fund our operations.

We expect that the cash used in our operations will increase for the next several years. Although we generate some cash from our operations, we currently need to obtain financing not only to fund our operations, but also in order to meet the obligations for installment payments under the Creditor Plan (including to our former Chief Executive Officer and former Chief Financial Officer) of $709,000, as well as the obligations under the subordinated secured indebtedness owed to The RHL Group, Inc. (which note payable had a balance of $822,520 at December 31, 2008). We will also need financing in order to fund operations until we can become cash flow positive, which is not expected to occur in the foreseeable future. For a description and copy of the Creditor Plan see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and Exhibit 10.5 hereto. For a description of obligations to our former Chief Executive Officer and former Chief Financial Officer see Item 11 "Executive Compensation" below and Exhibits 10.17 and 10.18 to this annual report on Form 10-K.

Other than to meet the Creditor Plan obligations, our future funding requirements will depend on many factors, including:

  The pace of market adoption of current and future products;

  The length of sales cycles and implementation efforts for major corporate accounts;

  The launch of new products; and

  The build up of a sales and service delivery organization.

If additional debt financing is raised in the future, we may be required to grant lenders a security interest in all or a portion of our assets and issue warrants to acquire our equity securities, resulting in dilution to our stockholders. In addition, any such debt financing may involve restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or assign intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Further, our ability to raise funding through the sale of equity securities will be significantly limited by our existing authorized but unissued common stock. Following the Merger, we have a limited amount of available common stock and any changes to our certificate of incorporation to increase our authorized share capital would require a vote of our stockholders, which could be time consuming and costly to obtain.

Future additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital when required or on acceptable terms, then we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products.

We are a company with limited operating history and currently have only a small management team and staff, which could limit our ability to effectively seize market opportunities and grow our business.

Our operations are subject to all of the risks inherent in a growing business enterprise, including the likelihood of operating losses. As a smaller company with a limited operating history, our success will depend, among other factors, upon how we manage the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a new business, products and channels of distribution, and current and future development, as well as in the competitive emerging healthcare records management business. In addition, as a company with a limited operating history we have only a small management team and staff to grow our business and manage the risks inherent in a growing business enterprise. These factors could limit our ability to effectively seize market opportunities and grow our business.

Although we continue to develop improvements to our MyMedicalRecords PHR product and other uses for its technology, there can be no assurances that we will be able to develop these improvements in a timely manner. Further, the market for consumer health information management products is in an early development stage and there can be no guarantees that there will be marketplace acceptance for our MyMedicalRecords PHR product or our MyESafeDepositBox product, the failure of which could have a material adverse effect on our business prospects, results of operations and financial condition.

Fully functional versions of our MyMedicalRecords PHR product and our MyESafeDepositBox product are currently available in the market place. While we continue to design and develop additional features that we believe are necessary for the ongoing competitiveness of our products, there can be no assurances that we will be able to develop these features in a timely manner. Further, the marketplace for consumer health information and secure document management products is in an early stage and there can be no guarantee that there will be marketplace acceptance for the enhanced products once these additional improvements are completed or for our MyMedicalRecords Pro product once ready. If there is no marketplace acceptance of our products, it would have a material adverse affect on our business prospects, results of operations and financial condition.

We are dependent on outside suppliers and any disruptions in the supply of services could materially and adversely affect our business operations and financial condition.

We are totally reliant on outside telecommunications, data center and information technology service providers and developers to build and maintain our product offering. For example, we rely on third-party vendors for website development, communications and server space. Although these suppliers are not "sole" source suppliers, should any one of our current suppliers be unable to supply services for any reason, because of the time and expense involved in negotiating new supply arrangements, it could severely hamper our ability to keep our product competing in the market and to continue to improve and develop our products as planned.

Any significant limitation or failure of our technology systems that are critical to our operations could constrain our operations.

We are highly dependent upon the use of third-party technology systems to operate our business. Any failures in these systems could disrupt our business and subject us to losses. Moreover, although we have in place certain disaster recovery plans and backup servers, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Potential system failures and the cost necessary to address them could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our business prospects, results of operations and financial condition.

We are dependent on our Chief Executive Officer and the loss of him could have a material adverse effect on our business and results of operations. Further, we may not be able to attract qualified officers to replace him or other key management personnel necessary to grow our business.

We are highly reliant on the services of our Chief Executive Officer, Robert H. Lorsch. If Mr. Lorsch left, it could have a material adverse effect on our business and results of operations. Further, we must continue to hire experienced managers to continue to grow our business. As a company with limited operating history and no proven track record, we may have difficulty attracting and retaining new individuals. If we are not successful in attracting management, it could have a material adverse effect on our ability to grow our business, which would adversely affect our results of operations and financial condition.

Our management will be required to devote substantial time to comply with public company regulations.

As a public company, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 as well as rules implemented by the SEC impose various requirements on public companies, even those that are not listed. In light of the Merger and change in our management and business, our new management and other personnel will need to devote a substantial amount of time to these requirements, but do not have recent experience with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time- consuming and costly.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting when required by Section 404 of the Sarbanes-Oxley Act of 2002. Our compliance with Section 404 will require that we incur substantial accounting and related expense and expend significant management efforts. We will need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404.

We will incur expenses to remediate significant deficiencies that together constitute a material weakness in our present internal control over financial reporting and in our ability to document, test and certify our system of internal control. The inability to do so in a timely manner may result in the inability to detect or prevent material misstatements in our consolidated financial statements and could also result in the loss of investor confidence.

Our independent auditors identified material weaknesses in MMR's internal control over financial reporting in connection with the audit for the years ended December 31, 2007 and 2006. These material weaknesses relate to an inadequate consolidated financial statement close-process and cut-off of expenses, lack of accounting staff with financial expertise, lack of supporting documentation and schedules for certain transactions and inadequate journal-entry review process. This is due in part to the small size of MMR prior to the Merger. Although we are developing a plan of action to correct these material weaknesses, there is no guarantee that our efforts will be successful.

If we are not able to remediate the existing material weaknesses in internal control over financial reporting, we may not have adequate, accurate or timely financial information and our disclosure controls and procedures may not be effective. Further, material misstatements in our consolidated financial statements may go undetected and we may be unable to meet our reporting obligations or comply with the requirements of the SEC, which may subject us to sanctions or investigation by regulatory authorities such as the SEC. If this occurs, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

In addition to remedying the material weaknesses in our internal control over financial reporting, we need to bring our financial reporting procedures up to public-company standards so as to allow management to report on, and, when required by Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accountants to attest to, our internal control over financial reporting. As a result, we will need to incur additional expenses and diversion of management's time in this area. We will be required to incur significant costs in documenting, evaluating, testing and remediating our internal control procedures and systems, including the hiring of consultants or additional personnel. Such actions, while necessary and beneficial, will adversely affect our financial results.

We face substantial competition.

While we believe that our MyMedicalRecords PHR product occupies a unique niche in the marketplace, other companies offer similar services that compete for subscriber enrollment from the same patient population, and could compete more directly with us by developing processes and technology functionally the same as those that form our MyMedicalRecords PHR product. Most of these competitors are larger, more deeply funded companies. To the extent they have more success in obtaining market share and customer acceptance of their products, it could have a negative effect on our ability to grow our business, which could have a material adverse effect on our results of operations and financial condition.

Our growth will depend on our ability to develop our brand and any failure to do so could limit our business prospects, which could have a material adverse effect on our results of operations and financial condition.

We believe that establishing a strong brand will be critical to achieving widespread acceptance and adoption of our products and services. Promoting and positioning our brand will depend largely on the success of our marketing efforts, distribution channels and ability to provide high quality service. Establishing a significant brand presence for an on-line company often requires substantial marketing investment, and many "dot.com" companies have failed to generate the necessary adoption rates even after such a process. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building the MyMedicalRecords brand. If we are not successful in building the MyMedicalRecords brand, it could limit our business prospects, which could have a material adverse effect on our results of operations and financial condition.

The handling of medical records is highly regulated. Not only could we be subject to substantial liability for mishandling records if we fail to comply with applicable requirements or if third-parties gain unauthorized access to records or servers but our products may need constant revisions or modifications to comply with an increasingly complex regulatory regime.

The proper handling of medical records is subject to extensive state and federal regulations and legal requirements, and we anticipate incurring significant costs to keep informed of and in compliance with such regulations and requirements. The volume and complexity of the regulations is daunting and many have changed substantially in recent years and all are subject to the uncertainties of interpretation. Although we are not currently required to comply with the Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, we are committed to implementing our products and services in accordance with the privacy and security standards and requirements of HIPAA. Any determination that we are in violation of the applicable regulations or requirements could create substantial liability. Further, our products and services may become subject to greater regulation, particularly at the federal level. We may have to reduce, enhance or remove certain offerings to comply with new regulatory standards. If we are not able to effectively modify our product and service offerings to adapt to stricter standards, it could have a material adverse effect on our ability to grow our business and our results of operations and financial condition. Further, there is a risk that third-parties could gain unauthorized access to our users' records or servers. While this risk of accessing user data is reduced because user records are stored in image form, we are still exposed to liability from unauthorized third-party access to user accounts.

Because of the types of agreements that we enter into with our customers for our products, there is a time lag between the date of the agreement or license and product launch and revenue generation, which may be significant.

In the ordinary course of our business, we enter into agreements with certain customers that typically provide for customization of our product. The degree of customization can vary from simple modifications required to co-brand to highly tailored product modifications, which require significant development efforts on our part. Because these customer arrangements typically do not provide for payment of revenues until product launch, there is often a time lag between the date we enter into an agreement or license with a particular customer and when we begin generating revenues. This time lag can be significant if there is a high degree of customization involved requiring extensive product development efforts. Thus, even if we are successful in negotiating agreements and licenses with many customers to co-brand or private label our products for such customers, because of the nature of our arrangements with our customers, there is a risk that it may be some time before we generate revenues from such arrangements, if at all.

We may not be able to adequately protect or enforce our intellectual property rights.

In order to compete effectively in our developing industry, we must distinguish our product and service offerings from that of our competitors. Such distinction will depend partially on the strength of our enforcement efforts regarding our patents, trade secrets, trademarks, and similar intellectual property rights, which in turn depends on our ability to effectively assert our own intellectual property rights. If we are not able to effectively assert our intellectual property rights, we may not be able to distinguish our product and service offerings, which could have a material adverse effect on our business prospects. Further, our competitors may develop and use similar but distinct intellectual property, and we do not anticipate being able to prevent them from effectively competing with us despite our intention to invest substantially in the development and protection of our intellectual property.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand our product offerings into areas where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We could receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights and trademarks. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests that are different from, or are in addition to, those of our stockholders generally. These interests include having subordinated debt with a balance of $822,520 at December 31, 2008 secured by a security interest in substantially all of our assets, the provision and continuation of indemnification and insurance arrangements for our directors, as well as certain other interests described under Item 13 "Certain Relationships and Related Party Transactions, and Director Independence." Notably, our current President, Chairman and Chief Executive Officer, Robert H. Lorsch, controls 26.5% of our voting capital stock (see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"). Mr. Lorsch's beneficial ownership of a significant amount of our capital stock might delay or prevent a change in control and may impede or prevent transaction in which stockholders might otherwise receive a premium for their shares.

Risks Related to Our Common Stock

Our stock price is expected to continue to be volatile, and the market price of our common stock may drop further.

The market price of our common stock could continue to be subject to significant fluctuations following the Merger. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our operating results, financial condition, profitability and/or reputation.

We do not expect to pay cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and applicable Delaware law may prevent or discourage third parties or our stockholders from attempting to replace our management or influencing significant decisions.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or our management, even if doing so would be beneficial to our stockholders. These provisions include:

  dividing our Board of Directors into three classes serving staggered three-year terms;

  authorizing our Board of Directors to issue preferred stock without stockholder approval;

  prohibiting cumulative voting in the election of directors;

  prohibiting stockholder actions by written consent;

  limiting the persons who may call special meetings of stockholders;

  prohibiting our stockholders from making certain changes to our certificate of incorporation or bylaws except with 66.7% stockholder approval; and

  requiring advance notice for raising business matters or nominating directors at stockholders' meetings.

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder's acquisition of our stock was approved in advance by our Board of Directors. Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

There is currently a limited trading market for our common stock, which may limit our stockholders' ability to sell shares of our stock.

Our common stock is currently quoted on the over-the-counter bulletin board, or OTC BB. Because of the limited trading volume on the OTC BB of our common stock and the penny stock regulations described below, our investors may not be able to sell their shares due to the absence of a trading market.

We may be subject to penny stock regulations and restrictions, which could make it difficult for stockholders to sell their shares of our stock.

SEC regulations generally define "penny stocks" as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 9, 2009, the last sale price for our common stock was $0.26 per share. If we do not fall within any exemptions from the "penny stock" definition, we will be subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the "Penny Stock Rules." The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. If our shares are subject to the Penny Stock Rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. There can be no assurance that our common stock will qualify for an exemption from the Penny Stock Rules, or that if an exemption currently exists, that we will continue to qualify for such exemption. In any event, we are subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the Penny Stock Rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

A majority of our issued and outstanding shares of common stock are restricted securities and may not be freely resold to the public. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

Currently, as a result of the Merger, a majority of our issued and outstanding shares of common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Although Rule 144 may not be immediately available to permit resales of shares received in the Merger or issued upon the exercise of warrants issued pursuant to the Creditor Plan because of our former shell company status, once available, and given the number of shares that would no longer be restricted, sales of shares by our shareholders, whether pursuant to Rule 144 or otherwise, could have an immediate negative effect upon the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

In July 2008, in connection with the discontinuation of the development of Specifid™, Favrille entered into a Lease Termination Agreement with its landlord to terminate as of August 31, 2008 the lease for our former headquarters and manufacturing facilities, consisting of 128,580 rentable square feet of space in San Diego, California. From such date until the Merger, we used temporary space in San Diego, California.

As a virtual Internet-based company, we now have minimal needs for office space to conduct our day-to-day business operations. We currently utilize space at temporary facilities in Los Angeles, California, under a sublease on a month-to-month basis from our current President, Chief Executive Officer and Chairman, Robert H. Lorsch, and are seeking permanent facilities for our consolidated operations post-Merger. We currently receive company correspondence at a mailing address located at 2934½ Beverly Glen Circle, Suite 702, Los Angeles, California 90077 and have access to office space at 4401 Wilshire Boulevard, Los Angeles, California 90010 on an as needed basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business.

We currently are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse affect on our business, financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 3, 2008, our common stock has been traded on the OTC BB under the symbol "FVRL.OB." From our February 2005 initial public offering until October 3, 2008, our common stock traded on The NASDAQ Global Market under the symbol "FVRL." Prior to our initial public offering there was no public market for our common stock. The following table presents the high and low closing prices for our common stock for the periods indicated.

	High	Low
2008
January 1, 2008 - March 31, 2008	1.97	1.24
April 1, 2008 - June 30, 2008	1.87	0.05
July 1, 2008 - September 30, 2008	0.07	0.02
October 1, 2008 - December 31, 2008	0.05	0.02
2007
January 1, 2007 - March 31, 2007	3.60	2.45
April 1, 2007 - June 30, 2007	4.30	2.93
July 1, 2007 - September 30, 2007	3.70	2.64
October 1, 2007 - December 31, 2007	3.10	1.50

Holders

As of April 10, 2009, we had approximately 1,960 stockholders, including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, which includes an additional 168 registered stockholders of record of our common stock as a result of the Merger.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Intentionally omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations pertains only to the registrant prior to the Merger and should be read in conjunction with the historical financial statements and related notes and the description of our business appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" above in this annual report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" above in Item 1A.

The discussion of MMR's financial condition and results of operations and financial statements and notes thereto as of December 31, 2008 can be found in our current report on Form 8-K/A to be filed with the SEC on or prior to May 4, 2009.

Overview

We were incorporated in Delaware in January 2000 and were a development stage company that incurred significant losses since inception in 2000, as we have devoted substantially all of our efforts to research and development activities, including clinical trials.

In May 2008, we obtained results of the data analysis of our Phase 3 registration trial for our lead product candidate, Specifid, for patients with follicular B-cell non-Hodgkin's lymphoma, or fNHL. Analysis of the primary endpoint in the trial failed to show a statistically significant improvement in the treatment arm, Specifid plus Leukine® (sargramostim, GM-CSF) following Rituxan, compared to the control arm, placebo plus Leukine following Rituxan. Based on these results, we immediately discontinued development of Specifid and other programs requiring production of patient-specific therapies including the T-cell and autoimmune disease programs. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of Specifid. In connection with the termination of our clinical trials for Specifid, from June 6 through November 7, 2008, we had major workforce reductions in which 142 of our 144 employees were terminated. We also ceased the manufacture of Specifid at our facility in San Diego, California. In July 2008, we executed an Agreement with our landlord which terminated our facility lease on August 31, 2008. During the second quarter of 2008, we recorded a non-cash charge for the impairment of long-lived assets of $28.5 million to write-down the carrying value of the Specifid asset group to its estimated fair value of $2.5 million. We sold our equipment and other personal property in August 2008 for net proceeds of $3.2 million and recorded a gain on the sale of the long-lived assets of approximately $700,000.

In October 2008, we entered into a non-binding term sheet with MMR, which led to the signing of the Merger Agreement on November 8, 2008.

On October 1, 2008, concurrent with the execution of the term sheet for the Merger, we advanced MMR $100,000 pursuant to a promissory note issued by MMR dated September 30, 2008 (the "First Bridge Note"), which was to be used solely for paying MMR's out of pocket expenses incurred in connection with the Merger. On November 10, 2008 (the first business day after execution of the Merger Agreement), we advanced MMR an additional $500,000 pursuant to a promissory note issued by MMR (the "Second Bridge Note,") and on December 22, 2008, January 8, 2009 and January 15, 2009, we advanced MMR an additional $100,000, $35,000 and $50,000, respectively, pursuant to promissory notes issued by MMR (the "Supplemental Bridge Notes" and together with the First Bridge Note and the Second Bridge Note, the "Promissory Notes") in each case, solely for MMR's use in paying its out of pocket expenses incurred in connection with the Merger and its operating expenses. Principal outstanding under the Promissory Notes accrued interest at the applicable federal rate of interest per annum, or the maximum rate permissible by the laws in California relating to permissible rates of interest on commercial loans, whichever is less. Because the Merger occurred, the principal and interest under the Promissory Notes has automatically been treated as a contribution to capital to MMR and the Promissory Notes have been fully discharged in accordance with their terms.

Concurrent with the execution of the Merger Agreement,  we entered into a Creditor Plan with MMR and Kershaw, Mackie & Co., as the administrative agent (the "Creditor Plan"), which provides for the negotiation and settlement of our outstanding liabilities with our pre-Merger trade and other pre-Merger creditors.  Pursuant to the terms and conditions of the Creditor Plan, when such creditors holding at least 85% of the dollar value of all known creditor claims against us have entered into settlement agreements in accordance with the Creditor Plan, we may (a) pay up to an aggregate of $1,550,000 in cash to one or more of the such creditors, with any portion of this amount not otherwise paid out prior to the closing of the Merger to be placed in an escrow fund as a reserve to fund settlements with such creditors, (b) issue one or more interest-free promissory notes to our creditors in an aggregate amount not to exceed $1,116,000, with principal payable in 18 equal installments beginning on the six month anniversary of the closing of the Merger and (c) issue up to an aggregate of 10,000,000 shares of our common stock, or warrants to acquire shares of our common stock, to our creditors that are accredited investors and are willing to take such equity as partial or full payment. As of December 31, 2008, approximately 90% of the dollar value of all known creditor claims have entered into settlement agreements. A copy of the Creditor Plan is filed as Exhibit 10.5 to this annual report on Form 10-K.

The Merger closed on January 27, 2009 and MMR became our wholly-owned subsidiary as of such date. Pursuant to the Creditor Plan, prior to the closing, we (a) paid approximately $1 million in cash, (b) issued one or more interest-free promissory notes in an aggregate amount of $684,000, with principal payable in 18 equal installments beginning on July 27, 2009 and (c) on January 27, 2009 issued warrants to acquire 9,999,992 shares of our common stock at an exercise price of $0.12 per share with an expiration date of January 26, 2014 to our former directors, former officers and their affiliates.

As of December 31, 2008, we had not generated any revenues, and we had financed our operations and internal growth through private placements and public offerings of our stock and warrants, and equipment and leasehold debt financings. As of December 31, 2008, our deficit accumulated during the development stage was approximately $237.4 million.

Going Concern

As more fully described in note 1 to the consolidated financial statements appearing elsewhere in this annual report on Form 10-K, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2008 consolidated financial statements included with our annual report on Form 10-K for the year ended December 31, 2008 related to the uncertainty of our ability to continue as a going concern. At December 31, 2008, current liabilities of $2.9 million exceeded cash of $1.5 million, including the net proceeds from the sale all long-lived assets in August 2008. If we had been unable to complete the Merger or any other strategic transaction, we would likely not have been able to continue as a going concern.

Financial Operations Overview

Research and Development Expense. Research and development expense consists primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing our product candidates, compensation and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities were primarily focused on the development of Specifid. Because we have discontinued the development of Specifid and substantially reduced our workforce, our research and development expenditures decreased significantly during the remainder of 2008 and through the Merger.

From inception through December 31, 2008, we incurred costs of approximately $154.1 million associated with the research and development of Specifid and, since May 2008, the discontinuation of the Specifid development program, which represented substantially all of our research and development costs through the Merger.

Marketing, General and Administrative Expense. Marketing, general and administrative expenses consist primarily of compensation and other expenses related to our marketing and corporate administrative employees, legal fees and other professional services expenses. Because we have discontinued the development of Specifid and substantially reduced our workforce, our marketing, general and administrative expenditures decreased significantly during the remainder of 2008 and through the Merger notwithstanding legal and other professional fees in connection with the Merger.

Interest Income. Interest income primarily consists of interest earned on our cash reserves, cash invested in money market funds, government securities, corporate notes and bonds and certificates of deposit.

Interest Expense. Interest expense represents interest on our debt, including capital leases.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements. Critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see note 1 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)"). Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period.

Lease Obligation

We recognize rent expense on a straight-line basis over the reasonably assured lease term in accordance with SFAS No. 13, Accounting for Leases. Our lease agreements provided for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. We include any rent escalations and other rent holidays in our straight-line rent expense. In addition, tenant improvements paid by the landlord are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term, while the tenant improvement allowance is recorded as deferred rent and recovered ratably over the remaining term of the lease.

Impairment of Long-lived Assets

In accordance with SFAS No, 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable or its estimated useful life has changed significantly. Impairment is the condition that exists when the carrying amount of a long-lived asset (or group of assets herein referred to as an asset group) exceeds its fair value. An impairment loss must be recognized when the carrying amount of the long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Costs Associated with Exit or Disposal Activities

In accordance with SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, a liability for costs associated with exit or disposal activities should be measured and recognized, initially at its fair value, in the period in which the liability is incurred. In the second quarter of 2008, we recorded a liability associated with severance and related costs of a workforce reduction in which 132 employees were terminated on June 6, 2008. In the third quarter of 2008, we recorded a liability associated with severance and related costs of the termination of an additional 10 employees.

Capitalized Software

Software developed for internal use, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of five years. Costs incurred until the point the project has reached development stage are expensed in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Determining when a project has reached the development stage requires the use of judgment. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Fair Value Measurement

As discussed in note 1 to our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K, we adopted the provisions of SFAS No. 157 and SFAS No. 159 effective January 1, 2008

Recent Accounting Pronouncements

For a description of recent accounting pronouncements see note 1 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Results of Operations

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Research and Development

Research and development expense decreased from approximately $34.9 million during the year ended December 31, 2007 to $19.3 million during the year ended December 31, 2008. The decrease of $15.6 million, or 44.6%, is primarily due to the discontinuation of the development of Specifid in May 2008 and the workforce reduction on June 6, 2008. During the third quarter of 2008, a transition team of five employees shut down the manufacturing facility, disposed of all lab and manufacturing supplies, clinical material, terminated service agreements with clinical sites and sold the equipment. As a result, compensation and other labor-related expense decreased by approximately $4.7 million, including a decrease of approximately $822,000 of stock-based compensation; lab and manufacturing supplies and equipment maintenance decreased approximately $2.7 million; consulting, outside services and clinical site costs related to the discontinuation of Specifid development decreased approximately $3.7 million; and rent, utilities and other facilities-related expenses decrease approximately $2 million.

Marketing, General and Administrative

Marketing, general and administrative expense decreased from approximately $11.2 million during the year ended December 31, 2007 to $7.5 million during the year ended December 31, 2008. The decrease of $3.7 million, or 33.2%, primarily reflects the workforce reduction on June 6, 2008 involving 27 of 35 marketing, finance, information technology and administrative employees resulting in a decrease in compensation and other labor-related expense of approximately $2.8 million and a decrease in consulting services associated with the discontinuation of marketing and compliance projects of approximately $658,000, which were offset by an increase of approximately $439,000 in legal fees primarily related to winding down our former operations and fees in connection with the Merger.

Interest Income

Interest income decreased from approximately $1.7 million during the year ended December 31, 2007 to $392,000 during the year ended December 31, 2008. The decrease of $1.4 million, or 78.0%, was primarily the result of the reduction in the average balance of cash, cash equivalents and short-term investments and a lower average interest rate.

Interest Expense

Interest expense decreased from approximately $1 million during the year ended December 31, 2007 to approximately $500,000 during the year ended December 31, 2008. The decrease of $500,000, or 51.9% was primarily the result of paying off all debt outstanding under the credit facility with secured lenders in June 2008.

Loss on Impairment of Assets

Following the discontinuation of development of Specifid, we performed a recoverability test of the long-lived assets included in our Specifid asset group in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The test was based on the estimated undiscounted future cash flows expected to result from the disposition of the Specifid asset group, including the estimated future cash inflows from anticipated sales and returns of assets and the estimated asset disposition costs. Accordingly, we recorded a non-cash charge for the impairment of long-lived assets of $28.5 million in the second quarter of 2008 to write-down the carrying value of the Specifid asset group to its estimated fair value of $2.5 million. In August 2008, the Specifid asset group was sold for net proceeds of $3.2 million. During the third quarter, we recorded a gain on the sale of the long-lived assets of approximately $680,000.

Change in Valuation of Warrants

In November 2007, we issued warrants to purchase 4.4 million shares of our common stock in conjunction with a registered direct offering of common stock and warrants. We recorded these warrants as a liability utilizing the Black-Scholes valuation model for estimating the fair value in November 2007. Utilizing Black-Scholes, on December 31, 2007, the warrants were valued at approximately $2.5 million and on December 31, 2008, the warrants were valued at $0 due to a decline in the our stock price. We recorded the change in valuation as other income during the year ended December 31, 2008.

Gain on Lease Termination

In July 2008, we entered into an agreement with our landlord to terminate our facility lease effective August 31, 2008. On the termination date, we transferred our rights in the $3.6 million letter of credit and the $360,000 security deposit to the landlord and eliminated each of them, as well as the deferred rent, from our balance sheet. As a result, we recorded a gain on termination of $12.6 million.

Gain on Settlement of Debt

On December 10, 2008, we entered into a series of settlement agreements with certain vendors whereby we settled approximately $1,575,000 of our outstanding accounts payable for an aggregate settlement amount of $450,000. This resulted in a gain of $1,125,000, which we recorded in gain on settlement of debt for the year ended December 31, 2008.

In addition, in conjunction with the termination of our employees during 2008, we settled our outstanding severance liabilities with certain employees, resulting in a reduction of research and development and marketing, general and administrative expenses totaling $463,000 for the year ended December 31, 2008.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities and equipment and leasehold debt financing. From inception through December 31, 2008, we had received proceeds of approximately $76.1 million, net of stock issuance costs from the sale of preferred stock which was converted to common stock; proceeds from the sale of common stock in our IPO of approximately $39.5 million, net of underwriters' discounts and commissions and offering expenses; proceeds of approximately $74.9 million from the sale of common stock and warrants to purchase common stock to certain investors, in a private placement and in registered direct offerings, net of offering expenses; and proceeds of $3.3 million from the sale of common stock to certain investors, in a committed equity financing facility.

As more fully described in note 1 to our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K, our independent registered public accounting firm included an explanatory paragraph in their report on our 2008 consolidated financial statements included with our annual report on Form 10-K for the year ended December 31, 2008, related to the uncertainty of our ability to continue as a going concern. At December 31, 2008, current liabilities of $2.9 million exceeded cash of $1.5 million, including the net proceeds from the sale all long-lived assets in August 2008. Although current liabilities exceed current assets, the accompanying consolidated financial statements are prepared on a going-concern basis as we believed it was reasonably possible that we could complete a merger with MMR (which transaction was completed on January 27, 2009). If we were not able to complete the Merger or any other strategic transaction, we would likely not have been able to continue as a going concern and likely would need to have sought to be liquidated through a bankruptcy.

Cash Flows

As of December 31, 2008, cash, cash equivalents and short-term investments were approximately $1.5 million as compared to $29.9 million at December 31, 2007, a decrease of approximately $28.4 million. The decrease resulted primarily from the net cash used to fund ongoing operations and the repayment of debt.

Net cash used in operating activities was approximately $20 million for the year ended December 31, 2008, compared to approximately $37.7 for the same period in 2007. The decrease of approximately $17.7 million is primarily due to an increase in net loss of $4.6 million adjusted for a gain on the termination of our facility lease of $12.6 million, a loss of impairment of property and equipment of $28.5 million, a gain on settlement of debt of $1.1 million, and a gain on sale of assets held for sale of approximately $700,000.

Net cash provided by investing activities for the year ended December 31, 2008 was approximately $6.6 million compared to net cash provided by investing activities of $15.4 million for the same period in 2007. The decrease of approximately $8.8 million is primarily due to a decrease of $35.8 million in maturities of short-term investments offset by a reduction of approximately $14.4 million in purchases of short-term investments, a reduction of approximately $9.5 million in property and equipment purchases and net proceeds from the sale of assets held for sale of $3.2 million.

Net cash used in financing activities for the year ended December 31, 2008 was approximately $11.4 million, reflecting primarily debt repayments of approximately $11.6 million. Net cash provided by financing for the same period in 2007 totaled approximately $34.3 million, reflecting primarily the proceeds of approximately $33.5 million from our registered direct offering of common stock in February 2007 and from sale of common stock under the CEFF, approximately $6.9 million of gross proceeds from our former credit facility, offset by approximately $6 million of debt repayments.

Funding Requirements

At December 31, 2008, our future capital uses and requirements depended on numerous forward-looking factors, including whether we consummated the proposed merger with MMR, whether we settled our liabilities with our creditors and whether we continued to operate as a going concern. Although the Merger occurred on January 27, 2009, MMR is at an early stage of development and will require additional financing in order to operate its business and fund its growth. See Item 1A "Risk Factors."

As of December 31, 2008, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in note 8 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Independent Registered Public Accounting Firm" (SingerLewak LLP), the "Report of Independent Registered Public Accounting Firm" (Ernst & Young LLP), the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" appearing on pages F-2 to F-29 of this annual report on Form 10-K are incorporated herein by reference. Note, these consolidated financial statements and notes relate only to the former Favrille, Inc. prior to the Merger.

NOTE: The audited financial statements and notes as of December 31, 2008 for MMR can be found in the current report on Form 8-K/A to be filed with the SEC on or prior to May 4, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Due to the existence of a material weakness described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the consolidated financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

Material Weakness in Internal Control over Financial Reporting

As management has previously noted and disclosed, all but one member of the registrant's finance staff was included in the workforce reductions from June 6 through November 7, 2008. Therefore, certain segregation of duties did not exist and other controls were not performed in the preparation of this report as had been the case in closing and reporting cycles prior to the workforce reduction. The registrant did not adequately divide, or compensate for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the consolidated financial statements could occur without being prevented or detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles.

Under the supervision and with the participation of our management, including our current Chief Executive Officer and current Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this evaluation, management concluded that as of December 31, 2008, we did not maintain effective internal control over financial reporting because of the material weakness in our internal control over financial reporting discussed above under "-Material Weakness in Internal Control over Financial Reporting." For this reason, we did not maintain effective internal control over financial reporting based on the COSO criteria.

Auditor's Attestation

Pursuant to temporary rules of the Securities and Exchange Commission, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the executive officers and directors of the registrant as of December 31, 2008.

Name	Age	Positions
John P. Longenecker, Ph.D.	61	President, Chief Executive Officer and Director
Tamara A. Seymour	50	Chief Financial Officer and Vice President, Finance and Administration
Michael L. Eagle	61	Chairman of the Board of Directors
Cam L. Garner	60	Director
Antonio J. Grillo-Lopez, M.D.	69	Director
David Molowa	49	Director
Fred Middleton	59	Director
Wayne I. Roe	58	Director
Ivor Royston, M.D.	63	Director

John P. Longenecker, Ph.D. served as a member of our board of directors and as our President and Chief Executive Officer from February 2002 until the Merger. From March 1999 to February 2002, he served as President of SkyePharma, Inc. and was a member of the Executive Committee of SkyePharma PLC. In 1992, Dr. Longenecker joined DepoTech Corporation as its Senior Vice President of Research, Development and Operations and then served as its President and Chief Operating Officer from February 1998 to March 1999. From 1982 to 1992, he was at Scios, Inc. (now a Johnson & Johnson subsidiary), and served as its Vice President and Director of Development from 1986 to 1992. Dr. Longenecker received a bachelor's degree in Chemistry from Purdue University and a Ph.D.

in Biochemistry from The Australian National University in Canberra, Australia. Dr. Longenecker continues to serve in a transitional capacity post-Merger.

Tamara A. Seymour served as our Chief Financial Officer from May 2001 until the Merger and also as our Vice President of Finance and Administration from February 2004 until the Merger. From 1991 to May 2001, she served as consulting chief financial officer for a number of biotechnology companies. Her client list included CancerVax Corporation (now Micromet Corporation), LXN Corporation, VitaGen Incorporated and Chromagen. From 1988 to 1991, Ms. Seymour was Director of Finance with Agouron Pharmaceuticals, Inc. Between 1980 and 1988, she worked as an accountant with Deloitte & Touche LLP and Coopers & Lybrand, Inc. (now PricewaterhouseCoopers LLP). Ms. Seymour is a Certified Public Accountant and received a bachelor's degree in Business Administration with an emphasis in Accounting from Valdosta State University and an M.B.A. with an emphasis in Finance from Georgia State University. Ms. Seymour is continues to serve in a transitional capacity post-Merger.

 Michael L. Eagle served as a member of our board of directors from September 2003, including as Chairman from September 2006, until the Merger. He was Vice President-Manufacturing for Eli Lilly and Company from 1993 to April 2001. Mr. Eagle is a founding member of Barnard Life Sciences and currently serves on the boards of directors of Siegel-Robert Corporation, a privately held industrial manufacturing company, Somaxon Pharmaceuticals, Inc., a specialty pharmaceutical company, XTENT Inc., a medical device company and Micrus Endovascular. Mr. Eagle received a bachelor's degree in Engineering from Kettering University and an M.B.A. from the Krannert School of Management at Purdue University.

Cam L. Garner served as a member of our board of directors from December 2000 until the Merger, served as Chairman of our board of directors from May 2001 through September 2006, and served as our acting Chief Executive Officer from August 2001 to February 2002. Mr. Garner has co-founded specialty pharmaceutical companies, Verus Pharmaceuticals, Inc., Cadence Pharmaceuticals, Inc., Zogenix, Inc., Evoke Pharma, Elevation Pharmaceuticals, Inc., DJ Pharma (sold to Biovail in 2000) and Xcel Pharmaceuticals, Inc (acquired by Valeant Pharmaceuticals International in March 2005). He serves as Executive Chairman of Verus and Chairman of Cadence, Zogenix, Evoke and Elevation. He was Chief Executive Officer of Dura Pharmaceuticals, Inc. from 1989 to 1995 and its Chairman and Chief Executive Officer from 1995 to 2000 until it was sold to Elan in November 2000. Mr. Garner also serves on the board of directors of Pharmion Corp., a pharmaceutical company, Somaxon Pharmaceuticals, Inc., a specialty pharmaceutical company, SkinMedica, Inc., a dermatology focused pharmaceutical company and Aegis Therapeutics, a privately held specialty pharmaceutical company. Mr. Garner earned his M.B.A. from Baldwin-Wallace College and his B.A. in Biology from Virginia Wesleyan College.

Antonio J. Grillo-Lopez, M.D. served as a member of our board of directors from January 2001 until the Merger. He was Chief Medical Officer and Senior Vice President of Medical and Regulatory Affairs at IDEC Pharmaceuticals Corporation (now Biogen Idec) from 1992 to January 2001. Prior to 1992, Dr. Grillo-Lopez served as Executive Medical Director for International Clinical Research Development at DuPont Merck Pharmaceutical Co. and as Vice President of Clinical Therapeutics and Director of Clinical Oncology Research at Parke-Davis (now Pfizer). From 1980 to 1990, he was at the University of Michigan, most recently as an Associate Professor of Medicine. Dr. Grillo-Lopez currently serves as a director of Onyx Pharmaceuticals, Inc., a biopharmaceutical company. He received a bachelor's degree in Natural Sciences from the University of Puerto Rico, College of Natural Sciences, and an M.D. from the University of Puerto Rico School of Medicine.

David Molowa Ph.D. served as a member of our board of directors from July 2006 until the Merger. Since July 2007, Dr. Molowa has been a General Partner of MPM BioEquities, the public fund group of MPM Capital. Prior to joining MPM BioEquities, he was a partner of Venrock Associates from September 2006. Previously, Dr. Molowa was Managing Director of life science equity research at UBS Securities from 2004 to 2006 and Managing Director of life science equity research at JP Morgan from 2000 to 2004. From 1991 to 2000, Dr. Molowa was Senior Managing Director of biotechnology equity research at Bear Stearns & Co. Previous to his career in the financial industry, Dr. Molowa was a senior research biochemist for Merck & Co. He received a bachelor's degree in Biology from the University of Richmond, Ph.D. in Pharmacology/Toxicology from the Medical College of Virginia and an M.B.A. from Rutgers University.

Fred Middleton served as a member of our board of directors from May 2002 until the Merger. Since 1987, he has been a General Partner/Managing Director of Sanderling Ventures, a firm specializing in biomedical venture capital, and an affiliate of certain holders of our capital stock. From 1984 through 1986, he was Managing General Partner of Morgan Stanley Ventures, an affiliate of Morgan Stanley & Co. He joined Genentech, Inc. in 1978 and was part of a management team in the company's early formative period, assisting in developing its strategy and holding a variety of roles, including Vice Presidencies of Finance, Administration and Corporate Development, and Chief Financial Officer. Mr. Middleton also served as President of Genentech Development Corporation. He currently serves as Chairman of the Board of Stereotaxis, Inc., a biotechnology company, and also as a director of several privately-held companies. Mr. Middleton received a bachelor's degree in Chemistry from the Massachusetts Institute of Technology and an M.B.A. with distinction from Harvard Business School.

Wayne I. Roe served as a member of our board of directors from February 2001 until the Merger. He was the founding Chief Executive Officer and Chairman of Covance Health Economics and Outcomes Services, Inc. from 1988 to 1999 and previously served as Vice President for Economic and Health Policy for the Health Industry Manufacturers Association. He currently sits on the boards of directors of ISTA Pharmaceuticals, Inc., a specialty pharmaceutical company, and a number of privately-held companies. Mr. Roe also serves on the executive committee of the Maryland Angels Fund. Mr. Roe received a bachelor's degree in Economics from Union College and an M.A. in Economics from the University of Maryland.

Ivor Royston, M.D. served as a member of our board of directors from January 2000 until the Merger, and served as our acting Chief Executive Officer from January 2000 to August 2001. He is a co-founder of Forward Ventures, a venture fund affiliated with certain holders of our capital stock. From 1990 to 2000, Dr. Royston served as the founding President and Chief Executive Officer of the non-profit Sidney Kimmel Cancer Center. He remains a member of the Board of Trustees of that organization. In 1986, Dr. Royston co-founded IDEC Pharmaceuticals Corporation (now Biogen Idec), and in 1978 he founded Hybritech, Inc. From 1978 to 1990, Dr. Royston served on the faculty of the medical school and cancer center at the University of California, San Diego. Dr. Royston also serves on the board of directors of Avalon Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Royston received a bachelor's degree in Human Biology and an M.D. from The Johns Hopkins University and completed post-doctoral training in internal medicine and medical oncology at Stanford University.

As previously reported in a current report on Form 8-K, Peter Barton Hutt resigned from our board of directors on June 24, 2008.

Resignation of Executive Officers and Directors Prior to the Merger

Immediately prior to the closing of the Merger, we decreased the size of our board of directors from eight to seven members, all of our then executive officers and directors resigned effective immediately prior to the completion of the Merger (although Dr. Longenecker and Ms. Seymour remain in transitional capacities), and seven persons (five designated by MMR and two designated by Favrille) were appointed to fill the vacancies created by the director resignations.

Executives Officers and Directors After the Merger

Our board of directors is divided into three classes, with each class serving a staggered three-year term. None of the individuals designated by MMR or Favrille were members of our board of directors immediately prior to the Merger. Upon the consummation of the Merger, the following individuals were appointed to the three classes of directors with terms expiring as follows, with Robert H. Lorsch serving as Chairman:

Douglas H. Helm - 2009 annual meeting
Jack Zwissig - 2009 annual meeting
David A. Boyden - 2010 annual meeting
George Rebensdorf - 2010 annual meeting
Hector V. Barreto, Jr. - 2011 annual meeting
Bernard Stolar - 2011 annual meeting
Robert H. Lorsch - 2011 annual meeting

Immediately after the Merger, Robert H. Lorsch was appointed President and Chief Executive Officer and Naj Allana was appointed Senior Vice President and Chief Financial Officer.

The following table lists the names and ages as of January 27, 2009, and positions of the individuals who serve as our directors and executive officers:

Name	Age	Position
Robert H. Lorsch	59	Chairman of the Board; President and
		Chief Executive Officer
Hector V. Barreto, Jr.	47	Director
David A. Boyden	48	Director
Douglas H. Helm	67	Director
George Rebensdorf	54	Director
Bernard Stolar	62	Director
Jack Zwissig	60	Director
Naj Allana	47	Senior Vice President and Chief Financial Officer
Dianne D. Baker	52	Vice President, Strategic Business Relationships

Robert H. Lorsch, Chairman of the Board; President and Chief Executive Officer. Since 2005, Mr. Lorsch has served as the Chairman, President and Chief Executive Officer of MMR. He is also Chairman and Chief Executive Officer of The RHL Group, Inc., a private equity and business management consulting firm Mr. Lorsch formed in April 1998. In 1994, he co-founded SmarTalk TeleServices, Inc., leading the company through a successful public offering in 1996 and building it into one of the largest providers of prepaid telecommunications products and services, serving as its Chairman and Chief Executive Officer until February 1998, following which SmarTalk moved its headquarters from Los Angeles to Dublin, Ohio with different management following its acquisition of ConQuest Telecommunication Services Corp. In March 1999, the combined company's assets subsequently were liquidated and sold to AT&T. In 1986, Mr. Lorsch founded the Lorsch Creative Network, a consulting company that developed marketing, advertising and interactive sales promotions campaigns for nationally and internationally recognized clients. Mr. Lorsch also served on the Personal Health Record Steering Committee of the Healthcare Information and Management Systems Society from 2006 to 2007. Mr. Lorsch is a Member of the Board of Trustees of the California Science Center; Member of the Board of Governors, Cedars-Sinai Medical Center; Member of the Board and of the Executive Committee of D.A.R.E. America; and Member of the Board of the Sheriff's Youth Foundation, and has received numerous honors and awards, including D.A.R.E. America's "Future of America Award"; the Muscular Dystrophy Association's "Humanitarian of the Year Award"; and the Starlight Children's Foundation's "Golden Wish Award." Mr. Lorsch was also awarded the Private Sector Initiatives Citation, or C-Flag, from the White House during the Reagan Administration for his commitment to raising millions of dollars for financing state and local earthquake preparedness education. Following the Merger, Mr. Lorsch continues to serve as Chairman of the Board of MMR and acts as its President and Chief Executive Officer.

Hector V. Barreto, Jr., Director. Since July 2006, Mr. Barreto has been the owner and operator of the consulting company Barreto Associates. Mr. Barreto has also worked as a marketing and strategic planning advisor for our wholly-owned subsidiary MMR since August 2006. Prior to forming Barreto Associates, Mr. Barreto was unanimously approved by the U.S. Senate in July 2001 to serve as the Administrator of the Small Business Administration, a position he held until July 2006. From October 1995 until his appointment to the Small Business Administration in July 2001, Mr. Barreto worked as a broker dealer specializing in retirement plans for TELACU/Barreto Financial Services. Mr. Barreto currently serves on the California Commission for Economic Development and is the Chairman of The Latino Coalition, a non-profit, non-partisan organization based in Washington D.C. Prior to the Merger, Mr. Barreto served as a director of MMR. Mr. Barreto received a B.A. in Business Administration from Rockhurst University.

David A. Boyden, Director. Mr. Boyden has been in the healthcare and life science industry for 25 years. Mr. Boyden currently serves as President of Mirador Strategies Inc., a company he founded in January 2005 to provide consulting services focusing on commercialization strategy for life science companies. Prior to founding Mirador, Mr. Boyden was a Senior Brand Director at Amgen, Inc., a biotechnology company that develops, manufactures and markets human therapeutics, where he worked from April 1991 to November 2004 in a number of senior sales and marketing positions. Mr. Boyden received a B.A. in Biochemistry from U.C. San Diego and a M.B.A. in Marketing from the Anderson School of Management at U.C.L.A.

Douglas H. Helm, Director. Mr. Helm is President and Chief Operating Officer of Plenary Insurance Services and has over 40 years of insurance experience. Mr. Helm also currently serves as Vice President of Business Development for Employers Direct Insurance Services, an affiliate of Plenary Insurance Services. From 2002 to September 2008, Mr. Helm served as Vice President and Chief Marketing & Sales Officer for Employers Direct Insurance Services. Mr. Helm majored in Labor Economics at the University of Washington and received a J.D. from Northwestern School of Law in 1973. Mr. Helm is a member of the Oregon State Bar.

George Rebensdorf, Director. Since 1996, Mr. Rebensdorf has served as Chief Executive Officer of The Rebensdorf Group, Inc., a company providing management consulting, investment banking and financial advisory services to the telecommunications and emerging technology industries. Mr. Rebensdorf is also currently a managing member of E/W Capital, LLC, a financial advisory and investment banking firm. Prior to forming The Rebensdorf Group, from 1995 to 1996, Mr. Rebensdorf served as Senior Vice President, External Affairs of MIDCOM Communications, Inc., where he managed mergers, acquisition, and corporate finance matters for the company. From 1987 to 1995, Mr. Rebensdorf was a general partner of Telenational Communications, Ltd., a diversified telecom services provider, offering services in the United States, Europe, South America and Asia. Following the Merger, Mr. Rebensdorf continues to serve as a director of MMR, a position he has held since 2005. Mr. Rebensdorf graduated magna cum laude from Arizona State University with a B.A. in English, and holds a J.D. from Creighton University School of Law.

Bernard Stolar, Director. Mr. Stolar currently serves as a consultant to the video games industry and is a marketing and strategic planning advisor for our wholly-owned subsidiary, MMR. From February 2007 to September 2008, Mr. Stolar served as Games Industry Evangelist for Google, Inc., where his responsibilities included building in-game advertising. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, from January 2002 to November 2002, Mr. Stolar was President and Chief Operating Officer of BAM! Entertainment, where he helped transform the company from a content provider for hand-held electronics into a developer and marketer of interactive entertainment for next generation video game consoles. From January 2000 until the division was sold in April 2001, Mr. Stolar served as President of Mattel Interactive, where he was responsible for all of Mattel's software, on-line and computer-enhanced toys. Mr. Stolar also served as President and Chief Operating Officer of Sega of America, Inc. from June 1996 to October 1999 and as an Executive Vice President with Sony Computer Entertainment of America from 1994 to June 1996. Following the Merger, Mr. Stolar continues to serve as a director of MMR, a position he has held since 2005.

Jack Zwissig, Director. Since 1992, Mr. Zwissig has served as Chief Executive Officer of Zwissig and Associates, a consulting and executive leadership training firm that primarily concentrates on the designing and implementing of corporate culture change, including mergers and acquisitions. Throughout his tenure as head of Zwissig and Associates, Mr. Zwissig has offered consulting, marketing and advertising services to some of America's leading corporations and has led numerous corporate teambuilding workshops and seminars, both in the U.S. and abroad. Prior to the Merger, Mr. Zwissig served as a director of MMR. Mr. Zwissig received a B.S. in Marketing and Management and a M.B.A. from Santa Clara University.

Naj Allana, Senior Vice President and Chief Financial Officer. Mr. Allana has served as Chief Financial Officer and Chief Technical Officer of MMR since August 2005. Mr. Allana is also currently a partner with AMD Associates, LLC, a management consulting and temporary- staffing firm, where he has worked since February 2002. Prior to joining MMR, from April 2004 to May 2005, Mr. Allana was the Chief Financial Officer and Chief Operating Officer for Alterna, Inc., a manufacturer of high-end hair care products. Mr. Allana has 20 years of cross-industry experience with significant expertise in finance, accounting and information systems. Mr. Allana has a M.S. in Advanced Accounting and Costing from the University of Pune, India (formerly the University of Poona), and a M.B.A. from the U.C.L.A. Anderson School of Management. Prior to the Merger, Mr. Allana served as a director of MMR.

Dianne Baker, Vice President, Strategic Business Development. Ms. Baker has more than 20 years of sales, marketing and business development experience in the healthcare technology industry, focusing on medical information and image management systems. Since November 2006, Ms. Baker has served as the Vice President of Strategic Business Development for MMR. Ms. Baker is also President of The Oceana Group, Inc., a consulting firm she formed in 2005 that provides sales and marketing services to companies in the healthcare industry. Before forming The Oceana Group, from November 2000 to June 2005, Ms. Baker served as Vice President with Emageon

Inc., a company that provides enterprise-level information technology solutions for the clinical analysis and management of digital medical images. At Emageon, Ms. Baker managed major account sales and strategic alliances with large national healthcare providers, helping position the company for its successful IPO in February 2005. Ms. Baker graduated summa cum laude with a B.S. in nursing from the University of Delaware and has also completed coursework in business management at the University of Virginia and the University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of Section 16(a) forms reports furnished to us during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees.  The Code of Business Conduct and Ethics is available in the Corporate Governance section under "Investor Relations" on our website at www.mymedicalrecords.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Procedures to Recommend Nominees

We have adopted a formal process by which stockholders may recommend nominees to our board of directors. This information is available in the Corporate Governance section under "Investor Relations" on our website at www.mymedicalrecords.com. No material changes to this policy have been made since we provided disclosure regarding this policy in our proxy statement for 2008 annual meeting of stockholders.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the "Exchange Act") to oversee our corporate accounting and financial reporting processes and audits of our consolidated financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; review and approves or rejects transactions between the company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the company's annual audited consolidated financial statements and quarterly consolidated financial statements with management and the independent auditors, including reviewing our disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Audit Committee is composed of three directors.  From June 21, 2007 through the Merger, the members of the Audit Committee were Mr. Middleton, Dr.  Molowa and Mr. Roe. Since January 27, 2009, the members of the Audit Committee are Messrs. Barreto, Jr., Stolar and Rebensdorf. The Audit Committee has adopted a written charter that is available to stockholders from the "Investor Relations" page on our website at www.mymedicalrecords.com.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis determined that all prior members of our Audit Committee were independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards), and that Mr. Middleton qualified as an "audit committee financial expert," as defined in applicable Securities and

Exchange Commission ("SEC") rules. The Board made a qualitative assessment of Mr. Middleton's level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies. In light of compensation received for consulting services, our Board of Directors has determined that the current members of our Audit Committee are not independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). Further, our Board of Directors has determined that, notwithstanding the experience and education of our Audit Committee members, we do not have an "audit committee financial expert," as defined in applicable SEC rules. Given the size of our company and the familiarity of the Audit Committee members with our company, we believe it is not necessary to have such an expert at this time.

Report of the Audit Committee of the Board of Directors

The material in this report is not "soliciting material," is not deemed "filed" with the Commission, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the "Securities Act") or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The Audit Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2008 with management. The Audit Committee has discussed with the independent registered public accountants the matters required to be discussed by the Statement on Auditing Standards No. 114, The Auditor's Communication with Those Charged with Governance. The Audit Committee has also received the written disclosures and the letter from the independent registered public accountants required by Rule 3526 of the Public Company Accounting Oversight Board, Communication with Audit Committees Concerning Independence, and has discussed with the independent registered public accountants the independent registered public accountant's independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Mr. Hector V. Barreto, Jr.
Mr. George Rebensdorf
Mr. Bernard Stola

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth certain information with respect to the compensation paid to our non-employee directors for the fiscal year ended December 31, 2008:

	Fees Earned or		Option
	Paid in Cash		Awards		Other
	($)(1)		($)(2)(3)		Compensation		Total($)
Michael L. Eagle	$43,000	(4)	$24,571	(12)	$12,000	(4)	$79,571
Cam L. Garner	$30,000	(5)	$14,041	(13)			$44,041
Antonio J. Grillo-Lopez, MD	$34,000	(6)	$14,041	(14)			$48,041
Peter Barton Hutt	$17,250	(7)	$16,849	(15)			$34,099
Fred Middleton	$40,500	(8)	$22,465	(16)			$62,965
David Molowa, PhD	$29,500	(9)	$48,103	(17)			$77,603
Wayne I. Roe	$37,000	(10)	$14,041	(18)			$51,041
Ivor Royston, MD	$34,000	(11)	$14,041	(19)			$48,041

_______________

  All fees earned and accrued during 2008 were deferred in accordance with the Deferred Compensation Program approved by our Board of Directors during the November 29, 2007 meeting. A copy of the Director Fee Deferral Election Form is filed as Exhibit 10.32 to our annual report on Form 10-K for the fiscal year ended December 31, 2007. Under the Deferred Compensation Program, such fees were payable in cash during the period from September 1, 2008 through December 31, 2008. However, each director elected to receive a warrant to purchase our common stock in lieu of cash. The warrants were granted on January 27, 2009, immediately prior to the closing of the Merger, with an exercise price equal to $0.12, the closing market price on the date of the closing of the Merger and expire on January 26, 2014.

  Amounts represent the dollar amounts recognized for financial statement reporting purposes during 2008, excluding forfeitures, under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, or SFAS No. 123R. Assumptions made for the purpose of computing these amounts are discussed in note 5 to the consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

  Each director waived their right to receive an option award under the 2005 Non-employee Director Stock Option Plan during 2008. Therefore, no options were granted to directors in 2008.

  Mr. Eagle earned $43,000 of director fees and $12,000 of consulting fees during 2008. Total director fees of $45,000 deferred in accordance with the Deferred Compensation Program and $12,000 of consulting fees were paid in the form of a warrant to purchase 297,442 shares of our common stock. See footnote (1) above.

  Amount was deferred in accordance with the Deferred Compensation Program and paid in the form of a warrant to purchase 156,548 shares of our common stock. See footnote (1) above.

  Dr. Grillo-Lopez earned $34,000 of director fees during 2008. Total director fees of $36,000 deferred in accordance with the Deferred Compensation Program were paid in the form of a warrant to purchase 187,858 shares of our common stock. See footnote (1) above.

  Mr. Hutt earned $17,250 of director fees during 2008. Total director fees of $18,750 deferred in accordance with the Deferred Compensation Program were paid in the form of a warrant to purchase 97,842 shares of our common stock. See footnote (1) above. Mr. Hutt resigned from our Board on June 24, 2008.

  Mr. Middleton earned $40,500 of director fees during 2008. Total director fees of $42,500 deferred in accordance with the Deferred Compensation Program were paid in the form of a warrant to purchase 221,777 shares of our common stock. See footnote (1) above.

  Dr. Molowa earned $29,500 of director fees during 2008. Total director fees of $31,500 deferred in accordance with the Deferred Compensation Program were paid in the form of a warrant to purchase 164,376 shares of our common stock. See footnote (1) above.

  Mr. Roe earned $37,000 of director fees during 2008. Total director fees of $38,500 deferred in accordance with the Deferred Compensation Program were paid in the form of a warrant to purchase 200,904 shares of our common stock. See footnote (1) above.

  Dr. Royston earned $34,000 of director fees during 2008. Total director fees of $36,000 deferred in accordance with the Deferred Compensation Program were paid in the form of a warrant to purchase 187,858 shares of our common stock. See footnote (1) above.

  Reflects the compensation costs we recognized in fiscal year 2008 for stock option grants with the following fair values as of the grant date: (a) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share; (b) $17,926.50 for a stock option grant to purchase 7,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share; (c) $4,481.63 for a stock option grant to purchase 1,875 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Mr. Eagle had options to purchase an aggregate of 42,375 shares of common stock outstanding at the end of fiscal year 2008.

  Reflects the compensation costs we recognized in fiscal year 2008 for a stock option grant with the following fair value as of the grant date: $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Mr. Garner had options to purchase an aggregate of 45,500 shares of our common stock outstanding at the end of fiscal year 2008.

  Reflects the compensation costs we recognized in fiscal year 2008 for a stock option grant with the following fair value as of the grant date: $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Dr. Grillo-Lopez had options to purchase an aggregate of 56,016 shares of common stock outstanding at the end of fiscal year 2008.

  Reflects the compensation costs we recognized in fiscal year 2008 for stock option grants with the following fair values as of the grant date:  (a) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share; (b) $5,975.50 for a stock option grant to purchase 2,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share. Mr. Hutt's service as a Director ended on June 24, 2008. Mr. Hutt had no options to purchase common stock outstanding at the end of fiscal year 2008.

  Reflects the compensation costs we recognized in fiscal year 2008 for stock option grants with the following fair values as of the grant date: (a) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share; (b) $17,926.50 for a stock option grant to purchase 7,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Mr. Middleton had options to purchase an aggregate of 72,289 shares of common stock outstanding at the end of fiscal 2008.

  Reflects the compensation costs we recognized in fiscal year 2008 for stock option grants with the following fair values as of the grant date:  (a) $102,001 for a stock option grant to purchase 35,000 shares of common stock made on July 12, 2006, at an exercise price of $4.65 per share; (b) $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Dr. Molowa had options to purchase an aggregate of 47,500 shares of common stock outstanding at the end of fiscal year 2008.

  Reflects the compensation costs we recognized in fiscal year 2008 for a stock option grant with the following fair value as of the grant date:  $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Mr. Roe had options to purchase an aggregate of 59,099 shares of common stock outstanding at the end of fiscal year 2008.

  Reflects the compensation costs we recognized in fiscal year 2008 for a stock option grant with the following fair value as of the grant date:  $29,877.50 for a stock option grant to purchase 12,500 shares of common stock made on June 20, 2007, at an exercise price of $3.88 per share.  Dr. Royston had options to purchase an aggregate of 57,289 shares of common stock outstanding at the end of fiscal year 2008.

For the year ended December 31, 2008, each of our non-employee directors was entitled to receive cash compensation in the form of an annual retainer of $16,000, a fee of $2,000 for each non-telephonic meeting of our Board of Directors that he attended in person, and a fee of $1,500 for attendance at each non-telephonic meeting of our Board of Directors in which he participated telephonically and each telephonic meeting of our Board of Directors in which he participated.  In addition, the Chairman of the Board and the chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee were entitled to receive additional annual retainers of $5,000, $4,000, $2,500 and $2,500, respectively.  Each non-employee director serving on a committee also was also entitled to receive a fee of $1,000 for each committee meeting he attended in person or in which he participated telephonically. However, such fees were deferred pursuant to a Deferred Compensation Program approved in November 2007, and subsequent to the Phase 3 clinical trial failure and the Merger, each of our directors serving at such time agreed to receive a warrant to purchase common stock as payment for all deferred director fees. The warrants were issued on January 27, 2009 pursuant to the Creditor Plan.

We reimbursed our non-employee directors for their reasonable expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors. All of these reimbursements were paid in cash, except for payments made to Mr. Middleton, who elected to receive payment in warrants pursuant to the Creditor Plan.

For the year ended December 31, 2008, each of our non-employee directors was also entitled to receive stock option grants under our 2005 Non-Employee Directors' Stock Option Plan, as amended, or the Directors' Plan.  Only our non-employee directors or an affiliate of such directors (as defined in the Internal Revenue Code) were eligible to receive options under the Directors' Plan.  Options granted under the Directors' Plan are intended by us not to qualify as incentive stock options under the Internal Revenue Code.

The Directors' Plan provides for the automatic grant of non-statutory options to purchase shares of common stock to non-employee directors.  An aggregate of 600,000 shares of common stock have been reserved for future issuance under the Directors' Plan as of December 31, 2008 which includes a 90,000 share reserve increase approved by our Board of Directors in 2008.  On the first day of each fiscal year, from 2005 to 2013, the share reserve under the Directors' Plan is automatically increased by the number of shares equal to the lesser of: i) 90,000 shares of common stock; or ii) an amount determined by our Board of Directors. Any person who for the first time becomes a non-employee director automatically receives an option to purchase 35,000 shares of our common stock upon his or her election.  In addition, any person who is a non-employee director on the date of each annual meeting of our stockholders is automatically granted, on the annual meeting date, an option to purchase 12,500 shares of common stock.  The size of an annual grant made to a non-employee director who has served for less than 12 months at the time of the annual meeting will be reduced by 25% for each full quarter prior to the date of grant during which such person did not serve as a non-employee director.

The Directors' Plan also provides for the automatic annual grant of options to purchase common stock on the annual meeting date in the following amounts to directors serving in the following positions:

Chairman of the Board - 10,000 shares
Chairman of the Audit Committee - 7,500 shares
Chairman of the Compensation Committee - 2,500 shares
Chairman of the Nominating and Corporate Governance Committee - 2,500 shares.

The exercise price of stock options granted under the Directors' Plan is equal to 100% of the fair market value of our common stock on the date of grant, which is deemed to be the closing trading price of our common stock on the trading day immediately preceding the date of grant.  Unless the terms of an optionholder's stock option agreement provide for different vesting rates, initial grants under the Directors' Plan vest at the rate of 1/36th each month after the date of grant, and annual grants under the Directors' Plan vest at the rate of 1/12th each month after the date of grant.  In general, the term of stock options granted under the Directors' Plan may not exceed ten years.

Unless the terms of an optionholder's stock option agreement provide for earlier termination, if an optionholder's service relationship with us, or any affiliate of ours, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options up to 12 months, or 18 months in the event of death, after the date such service relationship ends. If an optionholder's service relationship with us, or any affiliate of ours, ceases without cause for any reason other than disability or death, the optionholder may exercise any vested options up to three months from cessation of service, unless the terms of the stock option agreement provide for earlier or later termination.

Acceptable consideration for the purchase of common stock issued under the Directors' Plan may include cash or check, common stock previously owned by the optionholder, a "net exercise" of an option whereby we reduce the number of shares of our common stock issued upon the exercise of the option by the number of shares that has a fair market value that does not exceed the aggregate exercise price of the option, or a program developed under Regulation T as promulgated by the Federal Reserve Board.  Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution. An optionholder may transfer an option with our written consent provided a Form S-8 registration statement is available for the exercise of the option and the subsequent resale of the shares. However, an optionholder may designate a beneficiary who may exercise the option following the optionholder's death.

In the event of certain corporate transactions, any or all outstanding options under the Directors' Plan may be assumed or substituted for by any surviving entity.  If the surviving entity elects not to assume or substitute for all such options, vesting of the options not assumed or substituted for and held by participants whose continuous service has not terminated will be accelerated and such options will be terminated if not exercised prior to the effective date of the corporate transaction.

In addition, during the fiscal year ended December 31, 2008, all of our directors were eligible to participate in our Amended and Restated 2001 Equity Incentive Plan, and our employee directors were eligible to participate in our 2005 Employee Stock Purchase Plan.

During the fiscal year ended December 31, 2008, we did not grant any options to purchase our common stock under the Directors' Plan. Each director waived his right to receive the automatic option grant on the date of the 2008 Annual Meeting. As of April 10, 2009, none of the stock options granted to our non-employee directors under the Directors' Plan had been exercised.

Following the Merger, on January 27, 2009, our newly elected Board held a special meeting and decided to postpone the receipt of option grants under our currently existing Directors' Plan and requested that the Compensation Committee meet to consider and review our director compensation policies and program and the grant of equity compensation to our Board members. At the same special Board meeting, the Board agreed to immediately modify the fees paid to non-employee directors as follows: an annual fee of $12,000, plus an additional annual fee of $5,000 for the Chairman of the Audit Committee, and an additional annual fee of $4,000 for the Chairmen of our Compensation and Nominating and Corporate Governance Committees. Directors now will receive $1,000 for in-person attendance at non-telephonic meetings, and $500 for telephonic participation in both in-person and telephonic meetings. Our directors will continue to be reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of our Board and for other expenses reasonably incurred in their capacity as directors. Our full Board will consider further changes upon the recommendation of the Compensation Committee when appropriate.

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned by each "named executive officer" of MMR and our company for the past two fiscal years (e.g., prior to the Merger), determined on the basis of rules adopted by the SEC relating to "smaller reporting companies."

							Non-Equity
							Incentive		All
				Stock	Option		Plan		Other		Total
		Salary		Awards	Awards		Compensation		Compensation		Compensation
Name	Year	($)		($) (1)	($)		($)		($)		($)

MMR
Robert Lorsch	2008	$120,000		$-	$-		$-		$380,082	(2)	$500,082
President and Chief Executive Officer	2007	140,000	(3)	-	20,970	(4)	-		358,918	(2)	519,888

Naj Allan	2008	199,020	(5)	17,324	2,082	(4)	-		31,483	(6)	249,909
Chief Financial Officer	2007	228,000	(5)	6,500	2,082	(4)	-		532	(6)	237,114

Richard Teich	2008	101,625	(7)	9,100	2,082	(4)	-		19,981	(8)	132,788
	2007	164,999	(7)	6,500	2,082	(4)	-		6,532	(8)	180,113

Favrille
John P. Longenecker, Ph.D	2008	401,272	(9)	-	717,579	(10)	-				1,118,851
Former President and	2007	400,870		-	1,173,249		-				1,574,119
Chief Executive Officer

Tamara A. Seymour	2008	275,797		-	176,971	(10)	65,902	(11)			518,670
Former Chief Financial Officer	2007	275,797		-	291,750	(10)	-				567,547

Daniel P. Gold, Ph.D.	2008	129,017	(12)	-	253,317	(10)			76,795	(13)	459,129
Former Chief Scientific Officer	2007	295,855		-	449,928	(10)	-				745,783

  Represents grants of restricted stock under MMR's Equity Incentive Plan based on the dollar amounts recognized for financial statement reporting purposes under SFAS No. 123R. The Company's determination of fair value is not binding upon individual grantees.

  Includes $283,082 and $276,918 of consulting fees paid to The RHL Group, Inc., a California corporation wholly-owned and controlled by Mr. Lorsch for the years ended December 31, 2008 and 2007, respectively. For more information relating to the consulting agreement with The RHL Group, Inc., see Item 13 "Certain Relationships and Related Party Transactions, and Director Independence" and Exhibit 10.12 to this annual report on Form 10-K. In 2007, includes $42,000 of auto allowance ($21,000 of which was paid in 2007 and $21,000 of which was deferred). In 2008, includes $57,000 of auto allowance paid in 2008 (which includes $21,000 deferred in 2007). Includes approximately $40,000 of insurance premiums for each of 2007 and 2008, including finance charges on the financing of the premium payments, on The RHL Group, Inc.'s Directors' & Officers' insurance policy, which supplements coverage under MMR's Directors' & Officers' policy.

  Mr. Lorsch received $70,000 in cash in salary in 2007 and we deferred payment of $70,000 until such payments could be made without jeopardizing our ability to continue as a going concern.

  Amounts represent the dollar amounts recognized as share based compensation expense for financial statement reporting purposes during 2007 and 2008 under SFAS No. 123R. Assumptions made for the purpose of computing these amounts are discussed in note 5 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

  Mr. Allana received $114,300 and $175,000 in cash as salary for the years ended December 31, 2008 and 2007, respectively. We deferred payment of $84,720 and $53,000 for the years ended December 31, 2008 and 2007, respectively, until such payments could be made without jeopardizing our ability to continue as a going concern.

  In 2008, includes $15,000 in consulting fees for services rendered (paid on an hourly-fee basis) during the months of August through October 2008, when Mr. Allana's salary and time commitment were reduced to accommodate our cash situation. Of the $15,000 in fees, $3,750 were paid in cash and the balance of $11,250 remained unpaid as of December 31, 2008. Includes $6,574 and $532 of interest earned on deferred compensation for the years ended December 31, 2008 and 2007, respectively. In 2008, includes $10,000 of auto allowance (all of which was deferred).

  Mr. Teich received $81,625 and $139,999 in cash as salary for the years ended December 31, 2008 and 2007, respectively. We deferred payment of $20,000 and $25,000 for the years ended December 31, 2008 and 2007, respectively, until such payments could be made without jeopardizing our ability to continue as a going concern.

  In 2008, includes $12,825 in consulting fees for services rendered (paid on an hourly-fee basis) during the months of June through October 2008, when Mr. Teich either received a reduced salary or did not receive a salary to accommodate our cash situation. Includes $5,188 and $532 of interest earned on deferred compensation for the years ended December 31, 2008 and 2007, respectively. Includes $2,000 auto allowance in 2008 (all of which was deferred) and $6,000 auto allowance in 2007 (all of which was deferred).

  Dr. Longenecker received $174,794 in cash from January 2008 through June 6, 2008. In accordance with a Salary Deferral Payment Agreement dated June 27, 2008 and filed as Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30 2008, we deferred payment of Dr. Longenecker's salary until such payments could be made without jeopardizing our ability to continue as a going concern. Following settlement with at least 85% of the our creditors, as required in the Creditor Plan, on January 15, 2009, Dr. Longenecker was paid $159,666 in cash, which represented salary from June 7, 2008 through October 31, 2008. The remaining two months of accrued salary was converted to a warrant to purchase 348,642 shares of our common stock. The warrant was granted on January 27, 2009 immediately prior to the Merger, has an exercise price equal to $0.12, and expires on January 26, 2014.

  Amounts represent the dollar amounts recognized for financial statement reporting purposes during 2007 and 2008, excluding forfeitures, under SFAS No. 123R. Assumptions made for the purpose of computing these amounts are discussed in note 5 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. Favrille used similar assumptions in fiscal year 2007.

  Amount paid was in connection with the Retention Plan dated June 26, 2008 and extended on September 7, 2008, September 26, 2008 and October 23, 2008. A copy of the Retention Plan was filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008 and the extensions were filed as Exhibits to our current reports on Form 8-K filed on September 11, 2008, October 10, 2008 and October 28, 2008.

  Dr. Gold was terminated on June 6, 2008 in connection with Favrille's reduction in force following the announcement of the Phase 3 clinical trial failure, as reported on our current report on Form 8-K filed on September 15, 2008. Amounts represent salary paid through June 6, 2008. Dr. Gold's annual base salary was $295,855.

  At termination, we had a liability to Dr. Gold for $39,712 and severance of $182,775, which represents 7 months of base salary. Amount represents the cash payment of approximately 85% of severance equal to two months of base salary and accrued flexible time off. In addition, Dr. Gold accepted a promissory note for $16,013 to be paid on August 31, 2009 and warrant to purchase 953.777 shares of our common stock pursuant to the Creditor Plan. The warrant was granted on January 27, 2009 immediately prior to the Merger, has an exercise price equal to $0.12, and expires on January 26, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by our named executive officers as of December 31, 2008. Information for MMR named executive officers is provided on an as converted basis as if the Merger had occurred.

	Option Awards
				Equity Incentive
				Plan Awards:
		Number of		Number of
	Number of	Securities		Securities
	Securities	Underlying		Underlying
	Underlying	Unexercised		Unexercised	Option
	Unexercised	Options		Unearned	Exercise	Option
	Options (#)	(#)		Options	Price	Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date
MMR
Robert Lorsch	164,086	-		-	$0.046	10/1/2009
President and Chief Executive Officer	2,461,298	-		-	0.046	7/1/2010

Naj Allan	164,086	-		-	0.046	9/1/2011
Chief Financial Officer	328,173	-		-	0.046	8/1/2009
	1,312,692	-		-	0.046	1/1/2011

Richard Teich	1,312,692	-		-	0.046	1/1/2011

Favrille
John P. Longenecker, Ph.D	130,187	140,508	(1)	-	2.57	3/9/2017
Former President and	194,873	72,382	(1)	-	7.40	3/23/2016
Chief Executive Officer	157,917	10,528	(1)	-	5.50	3/29/2015
	6,379	-	(1)	-	0.73	12/31/2014
	357,404	-	(2)	-	0.63	3/19/2014
	11,934	-	(1)	-	0.63	11/17/2013
	32,385	-		-	0.63	7/25/2013

Tamara A. Seymour	29,698	38,282	(1)	-	2.58	3/2/2017
Former Chief Financial Officer	36,469	13,546	(1)	-	7.40	3/23/2016
	29,797	1,987	(1)	-	5.50	3/29/2015
	1,458	-	(1)	-	0.73	12/31/2014
	67,507	-	(2)	-	0.63	3/19/2014
	18,522	-	(2)	-	0.63	2/3/2014

Daniel P. Gold, Ph.D.	-	-	(3)	-	-
Former Chief Scientific Officer

___________

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

(3) All unexercised options expired on September 6, 2008, 90 days following Dr. Gold's termination.

Employment Agreements

We have entered into an employment agreement with our Chairman, President and Chief Executive Officer, Robert H. Lorsch, with an initial term ending on December 31, 2011, subject to successive automatic extension unless we or Mr. Lorsch elect not to extend. Under the terms of his agreement, Mr. Lorsch shall serve as both our President and Chief Executive Officer and President and Chief Executive Officer of our wholly-owned subsidiary, MMR. The agreement provides for a base salary of $15,000 per month, subject to an upward increase and with an annual bonus and stock option grants in such amounts, if any, as the Board of Directors may determine in its sole discretion. Mr. Lorsch receives a monthly auto allowance, reimbursement of certain life insurance proceeds, and reimbursement for certain other insurance coverage, and is entitled to participate in benefits generally made to our senior executives.

Mr. Lorsch may terminate the agreement upon 30 days written notice without reason or for good reason (as defined in the agreements) if we fail to cure acts or omissions constituting good reason within 30 days. If Mr. Lorsch's employment is terminated by us for cause or voluntarily by Mr. Lorsch without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lorsch's employment is terminated by us without cause or voluntarily by Mr. Lorsch for good reason, Mr. Lorsch will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lorsch. Mr. Lorsch is not entitled to any severance payments or benefits under the agreement if he is terminated for cause or voluntarily resigns without good reason. In the event of his disability, Mr. Lorsch would be entitled to receive compensation equal to 40% of his base salary as then in effect. Mr. Lorsch's employment agreement includes provisions that prohibit Mr. Lorsch from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

We also have entered into a consulting agreement with The RHL Group, Inc., which is wholly-owned by Mr. Lorsch, that provides for a monthly fee of $25,000 plus reimbursement of expenses including medical insurance.

Copies of the employment agreement with Mr. Lorsch and the consulting agreement with The RHL Group, Inc. are filed as Exhibits 10.10 and 10.12, respectively, to this annual report on Form 10-K.

We also have approved an employment agreement with our Chief Financial Officer and Senior Vice President, Naj Allana. Under the terms of his proposed agreement, Mr. Allana shall serve both as our Chief Financial Officer and Senior Vice President and as Chief Financial Officer, Senior Vice President and Chief Technical Officer of our wholly-owned subsidiary, MMR. The agreement provides for a base salary of $15,845 per month, subject to an upward increase. In addition to his base salary, Mr. Allana is entitled to receive a commission with respect to certain of our accounts.

Mr. Allana's employment agreement would be effective until February 15, 2010 and would automatically renew for successive 12 month periods unless terminated at least 120 days prior to the end of the term. If we terminate Mr. Allana's employment, other than for misconduct (as defined in the employment agreement), we would continue to pay Mr. Allana his monthly salary for the remainder of the then current term, or if done 120 days preceding the end of the term, then through the end of the next 12 month term. A copy of the proposed employment agreement with Mr. Allana is attached as Exhibit 10.11 to this annual report on Form 10-K.

On January 27, 2009, immediately prior to the Merger, Favrille and MMR entered into an agreement with our former President, Chief Executive Officer and Director, John P. Longenecker, Ph.D. Under the terms of the agreement, we agreed to pay Dr. Longenecker $226,478.46 for seven months of deferred salary accrued from June 2008 through December 2008, $159,667 of which was paid in cash on January 27, 2009 and the remainder of which was paid in the form of a warrant to purchase 348,642 shares of our common stock. The warrant has an exercise price of $0.12 per share and expires on January 26, 2014. The agreement with Dr. Longenecker also provides that Dr. Longenecker will continue as our employee as a member of the merger transition team for an indefinite period of time under an "at will" employment arrangement. Dr. Longenecker also agreed to forego payment of $53,846 of accrued flexible time off currently outstanding. In consideration for continuing as an employee and foregoing payment of accrued flexible time off, Dr. Longenecker will receive a base salary of $2,500 per month and a bonus totaling $66,424. Under the terms of the agreement, $55,572 of such bonus was paid in cash in January 2009 prior to the Merger, while the remaining $10,852 is to be paid on August 31, 2009 as evidenced by a promissory note issued by us to Dr. Longenecker. We also granted Dr. Longenecker a warrant to purchase 2,064,899 shares of our common stock at an exercise price of $0.12 per share that expires on January 26, 2014. The warrants granted immediately prior to the Merger and the amounts to be paid as a bonus will be deducted from cash and stock reserved for issuance under the Creditor Plan. For details regarding the Creditor Plan please see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." A copy of the agreement with Dr. Longenecker is filed as Exhibit 10.17 to this annual report on Form 10-K and the form of warrant is filed as Exhibit 4.15 to this annual report on Form 10-K.

On January 27, 2009, immediately prior to the Merger, Favrille and MMR entered into an agreement with our former Chief Financial Officer and Secretary, Tamara Seymour. Under the terms of the agreement, Ms. Seymour will continue as our employee as a member of the merger transition team for an indefinite period of time under an "at will" employment arrangement. Ms. Seymour also agreed to forego payment of $37,019 of accrued flexible time off currently outstanding. In consideration for continuing as an employee and foregoing payment of accrued flexible time off, we granted Ms. Seymour a warrant to purchase 855,514 shares of our common stock at an exercise price of $0.12 per share that expires on January 26, 2014 and will pay Ms. Seymour a base salary of $2,500 per month, plus an hourly rate of $150 and a bonus totaling $93,045. Under the terms of the agreement, $78,453 of such bonus was paid in cash in January 2009 prior to the Merger, while the remaining $14,592 is to be paid on August 31, 2009 as evidenced by a promissory note issued by us to Ms. Seymour. The warrant and the amounts to be paid as a bonus will be deducted from cash and stock reserved for issuance under the Creditor Plan. A copy of the agreement with Ms. Seymour is filed as Exhibit 10.18 to this annual report on Form 10-K and the form of warrant is filed as Exhibit 4.15 to this current report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows certain information regarding the beneficial ownership of our common stock held by:

  each person or group who is the beneficial owner of more than 5% of our common stock;

  each of our current directors and executive officers; and

  all of our directors and executive officers as a group.

The percentage ownership information shown in the table is based upon 122,269,223 shares of common stock outstanding as of April 10, 2009.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of April 10, 2009. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

	Amount and	Percentage of
	Nature of	Common
Name and Address(1) of Beneficial	Beneficial	Stock
Owner, Director or Executive Officer	Ownership	Outstanding
The RHL Group, Inc.	30,179,892	24.90%
Robert H. Lorsch (2), (3)	32,805,276	26.50%
Hector V. Barreto, Jr. (4)	1,165,014	*
David A. Boyden	0	*
Douglas H. Helm (5)	591,716	*
George Rebensdorf (6)	804,024	*
Bernard Stolar (7)	1,165,014	*
Jack Zwissig (8)	1,304,488	1.10%
Naj Allana (9)	3,060,019	2.50%
All current directors and executive officers as a group (8 persons)	40,895,551	32.20%

* Less than 1% ownership of our common stock.

  Each individual beneficial owner's address is c/o MyMedicalRecords, Inc., 2934½ Beverly Glen Circle, Suite 702, Los Angeles, California, 90077.

  Includes 30,179,892 shares held by The RHL Group, Inc., a California corporation wholly-owned by Mr. Lorsch.

  Includes 2,625,384 shares of common stock subject to stock options held by Mr. Lorsch.

  Includes 492,259 shares of common stock subject to stock options held by Mr. Barreto.

  Includes 301,185 shares held by Mr. Helm through the Douglas Harold Helm and Colleen Joy Helm Revocable Trust of which Mr. Helm is a trustee. In his capacity as a trustee of such trust, Mr. Helm is deemed to have beneficial ownership of all of our shares held by the Douglas Harold Helm and Colleen Joy Helm Revocable Trust. Includes 26,125 shares of common stock jointly controlled by Mr. Helm and Mr. Helm's son and 39,500 shares of common stock jointly controlled by Mr. Helm and Mr. Helm's daughter. Includes 26,091 shares of common stock subject to warrants issued to Mr. Helm immediately prior to the Merger pursuant to the Creditor Plan.

  Includes 196,903 shares of common stock subject to stock options held by Mr. Rebensdorf.

  Includes 492,259 shares of common stock subject to stock options held by Mr. Stolar.

  Includes 164,086 shares of common stock subject to stock options held by Mr. Zwissig.

  Includes 1,804,951 shares of common stock subject to stock options held by Mr. Allana.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as at December 31, 2008. This does not include 10,796,876 shares of common stock to be issued to holders of MMR's options.

Equity Compensation Plan Information
Number of securities
	Number of securities	Weighted-average	remaining available for
	to be	exercise	future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,731,444	$3.44	6,778,445	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	1,731,444	3.44	6,778,445

(1)          Includes 1,000,039 shares of our common stock reserved for future issuance under our 2005 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions Policy and Procedures

Not applicable.

Certain Current Related-Person Transactions

MMR's Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc., a California corporation, and owns all of the capital stock of The RHL Group, Inc. In July 2007, MMR issued a promissory note to The RHL Group, Inc. to borrow up to $100,000 under a revolving line of credit, which was subsequently increased to $1,000,000 in August 2007. In July 2007, MMR also entered into a Security Agreement, pursuant to which MMR granted a blanket security interest to The RHL Group, Inc. over all of MMR's assets in order to secure the satisfaction of its obligations under the note Interest on outstanding loan balances under the note accrued at a rate equal to the lesser of the Wall Street Journal Prime Lending Rate (7.5% on August 23, 2007) plus 3% or the maximum rate allowed by law under the California Constitution (5% per annum) plus the rate prevailing at the Federal Reserve Bank of San Francisco on November 25, 2007, for advances to member banks. In addition to interest, The RHL Group, Inc. received one share of MMR common stock for each dollar drawn on the line of credit, in increments of 100,000, with a minimum grant of 400,000 shares, for each three month term of the line. In addition, MMR was required to maintain certain financial covenants.

In August 2008, MMR entered into the Second Amended and Restated Promissory Note Agreement (the "RHL Note") with The RHL Group, Inc., for the renewal of the $1,000,000 secured line of credit on substantially the same terms, with the one change being the quarterly grant of shares under the earlier agreement was accelerated to a one time grant of 5,000,000 common shares of MMR (including 4,413,053 shares of Treasury stock) for borrowings of up to $1,000,000 at any time during the twelve month term of the renewal ending on July 31, 2009. In addition, The RHL Group, Inc. also receives one share of MMR common stock for each dollar of the line of credit, in increments of 100,000, for each 3 month term of the line for borrowings over $1,000,000. The entire unpaid principal and any unpaid interest under the note is due and payable on July 31, 2009. The amount of outstanding principal and interest on the renewal date was $751,174. Interest accrued at a rate equal to the lesser of the Wall Street Journal Prime Lending Rate plus 3% or the maximum rate allowed by law under the California Constitution. As at December 31, 2008, MMR had an outstanding balance on the RHL Note of $822,520. Interest expense on this note for the years ended December 31, 2007 and 2008 was $9,960 and $62,442, respectively, and the unpaid balance of interest was $1,525 and $24,963, respectively. MMR issued the RHL Group, Inc. a total of 800,000 common shares valued at $104,000 under the terms of this agreement during the year ended December 31, 2007, and 1,400,000 common shares valued at $210,000 during the year ended December 31, 2008, which are included in MMR's interest expense. These MMR common shares were converted into shares of our common stock in the Merger.

At December 31, 2007 and 2008, MMR was in compliance with all of its covenants, including the requirement that at any time after September 1, 2007, MMR have at least $125,000 in cash, including availability under this line of credit or such other amount as necessary to maintain operations through the subsequent thirty (30) days.

As contemplated by the Merger Agreement and the Creditor Plan, as a condition to the Merger, at the effective time of the Merger, MMR and The RHL Group, Inc. entered into an Allonge to the RHL Note and the Security Agreement pursuant to which The RHL Group, Inc. agreed to suspend certain of its rights under the Security Agreement and the RHL Note until the earlier of (a) the date that we repay all amounts outstanding under any promissory notes issued to our creditors under the Creditor Plan, (b) the date that we deposit into an escrow fund the maximum amount of cash payable in satisfaction of the promissory notes issued to our creditors under the Creditor Plan or (c) ten days after the two year anniversary of the closing date of the Merger. The suspended rights include any right of The RHL Group, Inc. to (1) declare a default or event of default under the Security Agreement or the RHL Note, (2) accelerate the maturity date of the RHL Note, (3) exercise any of its principal remedies for a default or event of default under the Security Agreement, (4) assign the RHL Note, the proceeds of the RHL Note or to otherwise negotiate the RHL Note and (5) receive payment of the outstanding principal and interest owing under the RHL Note. A copy of the RHL Note, Security Agreement and the Allonge are filed as Exhibits to this annual report on Form 10- K

As disclosed above, we have entered into a consulting agreement with The RHL Group, Inc., which is wholly-owned by our Chairman, President and Chief Executive Officer, Robert H. Lorsch, that provides for a monthly fee of $25,000 plus reimbursement of expenses including medical insurance. A copy of our consulting agreement with The RHL Group, Inc. is filed as Exhibit 10.12 to this annual report on Form 10-K.

During 2005 and 2006 we occupied space pursuant to a sublease from The RHL Group, Inc., pursuant to which we paid an aggregate $315,000 in rent in 2006. From August 2006 through August 2008, we leased space to The RHL Group, Inc. at no cost at our former Santa Monica office space, which we have since vacated. Since August 2008, we have occupied space pursuant to a sublease from Robert H. Lorsch, for which we pay $3,000 per month plus utilities. The original term of the lease expired on April 15, 2009, and was renewed on a month-to-month basis.

MMR has consulting agreements with our current directors Hector V. Barreto, Jr. and Bernard Stolar pursuant to which Mr. Barreto and Mr. Stolar provide marketing and strategic planning advice and actively seek strategic partnerships and alliances with other entities to market our products. Under the terms of these agreements, MMR pays Mr. Barreto and Mr. Stolar $50,000 a year payable monthly, and commissions equal to 1% of all revenue generated through their efforts. The agreement with Mr. Barreto is effective until August 2009 and the agreement with Mr. Stolar is effective until November 2009. In the past, both Mr. Barreto and Mr. Stolar have received shares of MMR common stock as consideration for deferral of payment. Each agreement will automatically renew each successive year until terminated by either party upon 30 days prior written notice. Copies of our consulting agreements with Mr. Barreto and Mr. Stolar are filed as Exhibits 10.13 and 10.14 to this annual report on Form 10-K, respectively.

MMR also has a consulting agreement with The Rebensdorf Group, Inc., which is owned by our current director George Rebensdorf. Mr. Rebensdorf also serves as its Chief Executive Officer. Pursuant to the agreement, The Rebensdorf Group, Inc. provides advisory services to MMR and assists in negotiations in connection with MMR's efforts to raise funds through private placement transactions. Upon execution of the consulting agreement, MMR paid The Rebensdorf Group, Inc. a retainer fee of $30,000 and has agreed to pay The Rebensdorf Group, Inc. a success fee, consisting of cash and warrants to purchase MMR stock, of up to 10% of any money raised through a transaction initiated by The Rebensdorf Group, Inc. In the past, Mr. Rebensdorf has received shares of MMR common stock as consideration for deferral of payment. The agreement is effective until terminated by either party, with or without cause, upon 10 days prior written notice. A copy of our consulting agreement with The Rebensdorf Group, Inc. is filed as Exhibit 10.15 to this annual report on Form 10-K.

MMR also has an oral agreement with our current director Jack Zwissig to provide individual executive coaching services to MMR's management team. Mr. Zwissig receives compensation in the form of stock as determined by our Board of Directors commensurate with the services performed. The agreement with Mr. Zwissig is on a month-to-month basis and continues until terminated by either party.

Creditor Plan Warrants

Pursuant to the terms and conditions of the Creditor Plan, on January 27, 2009, we issued warrants to acquire 9,999,992 shares of our common stock at an exercise price of $0.12 per share, which expire on January 26, 2014 to certain of our former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. This includes warrants to acquire an aggregate 3,269,055 shares of our common stock at an exercise price of $0.12 per share, which expire on January 26, 2014 to John Longenecker, Ph.D and Tamara Seymour our former Chief Executive Officer and former Chief Financial Officer, respectively, pursuant to post-Merger employment agreements described above in Item 11 "Executive Compensation."

Director Independence

Our Board of Directors consults with our counsel to ensure that the Board's determinations of independence are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent listing standards of the NASDAQ as in effect time to time.

Through October 2008, as a company listed on the NASDAQ Global Market, a majority of the members of our Board of Directors were required to qualify as "independent," as affirmatively determined by the Board of Directors. As such, our Board affirmatively determined that the following directors were independent directors within the meaning of the then applicable Nasdaq listing standards: Michael L. Eagle, Peter Barton Hutt, Cam Garner, Antonio J. Grillo-Lopez, M.D., Fred Middleton, Wayne I. Roe, Ivor Royston, M.D. and David T. Molowa, Ph.D. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with our. Dr. Longenecker, our former President and Chief Executive Officer, was not an independent director by virtue of his employment with our company.

Following the Merger and the change in our Board of Directors, our Board considered the independence of its new members. Although our common stock is no longer listed on the NASDAQ, our Board of Directors determined that each of the following current directors would be deemed "independent" under NASDAQ rules: Hector Barreto, Jr., Dave Boyden, Douglas Helm, George Rebensdorf, Bernie Stolar and Jack Zwissig. These persons represent a majority of our Board of Directors. Mr. Lorsch, our current Chairman of our Board and our President and Chief Executive Officer would not be deemed independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table represents aggregate fees billed for the fiscal years ended December 31, 2008 and 2007, by Ernst & Young LLP. As previously disclosed, on January 27, 2009 immediately following the Merger, our Audit Committee elected to dismiss Ernst & Young LLP as our independent registered public accountants and engage SingerLewak LLP as our independent registered public accounting firm. SingerLewak LLP performed the audit of our consolidated financial statements for the year ended December 31, 2008 included elsewhere in this form 10-K and such fees are reflected below as audit fees. All fees described below were approved by the Audit Committee pursuant to our pre-approval policy discussed below.

	Fiscal Year
	Ended
	(in thousands)
	2007	2008
Audit Fees:
Audit of financial statements	$223	$62
Quarterly reviews	45	40
SEC filings, including comfort letters, consents and comment letters	87	8
Accounting consultations on matters addressed during the audit or interim reviews	-	-
Total Audit Fees	355	110
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees (1)	2	-
Total Fees	$357	$110

________________

(1)   Includes annual subscription fee for an online technical reference tool provided by Ernst & Young LLP.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a pre-approval policy for auditor services, which allows the Chief Executive Officer and/or the Chief Financial Officer to engage the independent registered public accountants, on a case-by-case basis, to consult with our management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Financial Accounting Standards Board or other regulatory or standard-setting bodies.  In addition, the Audit Committee may periodically obtain from the independent registered public accountants estimates of anticipated fees for services in the defined categories of audit services, audit-related services, and tax services for a specified accounting period and pre-approves services in such categories up to specified amounts. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accountants are is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee determined that the rendering of the services other than audit services by Ernst & Young LLP was compatible with maintaining Ernst & Young LLP's independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof and incorporating by reference pages F-1 through F-29 hereto.

(2) Financial Statement Schedule.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements and notes thereto in Item 8 above.

(3) Exhibits.

Exhibit Number	Description of Exhibits
2.1

Agreement and Plan of Merger and Reorganization, dated as of November 8, 2008, by and among Favrille, Inc., Montana Merger Sub, Inc. and mymedicalrecords.com, Inc. (incorporated by reference to Exhibit 2.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

2.2

Form of Voting Agreement, dated as of November 8, 2008, by and among Favrille, Inc. and certain stockholders of mymedicalrecords.com, Inc. (incorporated by reference to Exhibit 2.2 of the registrant's current report on Form 8-K filed on November 13, 2008)

3.1

Amended and Restated Certificate of Incorporation, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed on February 2, 2009)

3.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on February 2, 2009)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on October 9, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on May 11, 2004)
4.2

Amended and Restated Investor Rights Agreement dated March 26, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.3

Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.4

Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.4 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.5

Form of Warrant issued pursuant to the Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.5 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.6

Securities Purchase Agreement dated February 12, 2007, by and among registrant and certain investors (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on February 13, 2007)

4.7

Warrant to purchase 250,000 shares of common stock dated December 19, 2006 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.8

Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.2 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.9

Amendment No. 1 to Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited dated August 10, 2007 (incorporated by reference to Exhibit 4.11 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2007)

4.10

Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.6 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.11

Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to Oxford Finance Corporation (incorporated by reference to Exhibit 4.7 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.12	Form of Warrant issued to investors in November 2007 registered direct offering (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on November 5, 2007)
4.13

Placement Agent Agreement dated November 2, 2007, by and between registrant and Lazard Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the registrant's current report on Form 8-K filed on November 5, 2007)

4.14

Warrant to purchase 10,000 shares of common stock dated April 8, 2008 issued to Porter Novelli Life Sciences, LLC (incorporated by reference to Exhibit 4.13 of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2008)

4.15

Form of Warrant issued pursuant to the Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent (incorporated by reference to Exhibit 4.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.1

Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

10.2	2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4A of the registrant's annual report on Form 10-K for the year ended December 31, 2006)
10.3

Form of Stock Option Agreement to the 2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.4

2005 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference to Exhibit 10.4 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.5

Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

10.6	Security Agreement dated July 31, 2007 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.6 of the registrant's current report on Form 8-K filed on February 2, 2009)
10.7

Second Amended and Restated Secured Promissory Note dated August 1, 2008 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.7 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.8

Allonge to RHL Group Promissory Note and Security Agreement dated January 27, 2009 by and between mymedicalrecords.com, Inc. and The RHL Group, Inc. (incorporated by reference to Exhibit 10.8 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.9	Form of Indemnity Agreement for the registrant's directors and executive officers (incorporated by reference to Exhibit 10.9 of the registrant's current report on Form 8-K filed on February 2, 2009)
10.10

Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Robert H. Lorsch (incorporated by reference to Exhibit 10.10 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.11

Form of Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Naj Allana (incorporated by reference to Exhibit 10.11 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.12

Amended and Restated Consulting Agreement dated as of January 27, 2009 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.12 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.13

Marketing and Strategic Planning Agreement dated August 24, 2006 by and between MMR and Hector V. Barreto, Jr. (incorporated by reference to Exhibit 10.13 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.14

Marketing and Strategic Planning Agreement dated November 23, 2005 by and between MMR and Bernard Stolar (incorporated by reference to Exhibit 10.14 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.15

Letter Agreement dated December 28, 2007 by and between MMR and The Rebensdorf Group, Inc. (incorporated by reference to Exhibit 10.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.16

Letter Agreement dated as of December 30, 2008 by and between MMR and Richard Teich (incorporated by reference to Exhibit 10.16 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.17

Letter Agreement dated January 27, 2009 by and among the registrant, MMR and John P. Longenecker (incorporated by reference to Exhibit 10.17 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.18

Letter Agreement dated January 27, 2009 by and among the registrant, MMR and Tamara A. Seymour (incorporated by reference to Exhibit 10.18 of the registrant's current report on Form 8-K filed on February 2, 2009)

21.1	Schedule of Subsidiaries (incorporated by reference to Exhibit 21.1 of the registrant's current report on Form 8-K filed on February 2, 2009)
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 15th day of April 2009.

MMR INFORMATION SYSTEMS, INC.

By: /s/ Robert H. Lorsch
 Name: Robert H. Lorsch
Title: Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roberth H. Lorsch and Naj Allana, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert H. Lorsch	Chairman, President and Chief Executive Officer	April 15, 2009
Robert H. Lorsch

/s/ Naj Allana	Chief Financial Officer (principal financial and accounting officer)	April 15, 2009
Naj Allana

/s/ Hector Barreto, Jr.	Director	April 15, 2009
Hector V. Barreto, Jr.

/s/ David Boyden	Director	April 15, 2009
David Boyden.

/s/ Douglas H. Helm	Director	April 15, 2009
Douglas H. Helm

/s/ George Rebensdorf	Director	April 15, 2009
George Rebensdorf

/s/ Bernard Stolar	Director	April 15, 2009
Bernard Stolar

/s/ Jack Zwissig	Director	April 15, 2009
Jack Zwissig

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MMR Information Systems, Inc.
(formerly Favrille, Inc.)

We have audited the accompanying consolidated balance sheet of Favrille, Inc. and subsidiary (a development stage company) (collectively, the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and the period from January 21, 2000 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Favrille, Inc. and subsidiary (a development stage company) as of December 31, 2008, and the results of their operations and their cash flows for the year then ended and the period from January 21, 2000 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ SingerLewak LLP

Los Angeles, California
April 15, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Favrille, Inc.

We have audited the accompanying balance sheet of Favrille, Inc. (a development stage company) (the Company) as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2007 and statement of stockholders' equity (deficit) for the period from January 21, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Favrille, Inc. at December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying 2007 financial statements have been prepared assuming that Favrille, Inc. will continue as a going concern. Through December 31, 2007 the Company has incurred recurring operating losses and has an accumulated net deficit since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
San Diego, California
February 26, 2008

FAVRILLE, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$1,555	$26,362
Short-term investments	-	3,577
Prepaid expenses and other current assets	85	806
Advance to affiliate	701	-
Total current assets	2,341	30,745

Property and equipment, net	-	33,293
Restricted cash	-	3,451
Other assets	-	466
Total assets	$2,341	$67,955

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,278	$3,551
Current portion of long term debt	3	5,275
Warrants liability	-	2,492
Severance liability	1,679	-
Total current liabilities	2,960	11,318

Debt, less current portion	-	6,342
Deferred rent	-	15,415
Total liabilities	2,960	33,075

Commitments and contingencies (Note 3)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 or 2007	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 41,254,550 and 41,168,432 shares issued and outstanding as of December 31, 2008 and 2007, respectively	41	41
Additional paid-in capital	236,756	233,807
Accumulated other comprehensive income	-	7
Accumulated deficit	(237,416)	(198,975)
Total stockholders' equity (deficit)	(619)	34,880
Total liabilities and stockholders' equity	$2,341	$67,955

The accompanying notes are an integral part of these consolidated financial statements

FAVRILLE, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

			Period from January 21,
	Years Ended		2000 (inception) to
			December 31,
	2008	2007	2008

Operating expenses:
Research and development	$19,318	$34,864	$154,088
Loss on impairment of property and equipment	28,478	-	28,478
Marketing, general and administrative	7,483	11,198	48,344
Total operating expenses	55,279	46,062	230,910
Interest income	392	1,786	7,235
Interest expense	(506)	(1,053)	(4,400)
Gain on sale of assets held for sale	680	-	680
Gain on lease termination	12,645	-	12,645
Gain on settlement of debt	1,124	-	1,124
Change in valuation of warrants	2,492	2,314	4,806
Other income (expense)	11	(66)	(436)
Total other income, net	16,838	2,981	21,654
Net loss	(38,441)	(43,081)	(209,256)
Deemed dividend and accretion of Series C redeemable convertible preferred stock	-	-	(28,160)
Net loss applicable to common shareholders	$(38,441)	$(43,081)	$(237,416)
Net loss available to common shareholders per share:
Basic and Diluted	$(0.93)	$(1.28)

Weighted average shares outstanding:
Basic and Diluted	41,272,723	33,581,590

The accompanying notes are an integral part of these consolidated financial statements

FAVRILLE, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from January 21, 2000 (inception) to December 31, 2008
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Deferred Stock-Based	Note Receivable from	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholder	Loss	Stage	(Deficit)
Issuance of common stock for cash	-	$-	588,713	$1	$2	$-	$-	$-	$-	$3
Issuance of Series A Convertible Preferred Stock, in May and June, net of issuance costs of $89,000	1,156,610	1	-	-	5,910	-	-	-	-	5,911
Net loss and comprehensive loss	-	-	-	-	-	-	-	-	(1,053)	(1,053)
Balance at December 31, 2000	1,156,610	1	588,713	1	5,912	-	-	-	(1,053)	4,861
Issuance of common stock for cash	-	-	50,119	-	26	-	-	-	-	26
Exercise of options to purchase common stock	-	-	39,128	-	20	-	-	-	-	20
Issuance of warrant in conjunction with credit agreement	-	-	-	-	22	-	-	-	-	22
Repurchase of common stock	-	-	(2,120)	-	-	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	-	-	-	(3,758)	(3,758)
Balance at December 31, 2001	1,156,610	1	675,840	1	5,980	-	-	-	(4,811)	1,171
Issuance of common stock for cash	-	-	28,912	-	17	-	-	-	-	17
Issuance of Series B Convertible Preferred Stock net of issuance costs of $136,000	2,563,605	3	-	-	16,085	-	-	-	-	16,088
Conversion of Promissory Notes into Series B stock	103,123	-	-	-	653	-	-	-	-	653
Non-cash stock compensation	-	-	-	-	18	-	-	-	-	18
Issuance of common stock for license agreement	-	-	40,867	-	21	-	-	-	-	21
Issuance of options related to consulting agreement	-	-	-	-	1	-	-	-	-	1
Exercise of options to purchase common stock	-	-	196,474	-	102	-	(96)	-	-	6
Repurchase of common stock at	-	-	(3,919)	-	(2)	-	-	-	-	(2)
Net loss and comprehensive loss	-	-	-	-	-	-	-	-	(7,246)	(7,246)
Balance at December 31, 2002	3,823,338	4	938,174	1	22,875	-	(96)	-	(12,057)	10,727
Issuance of Series B-2 Convertible Preferred Stock	1,681,992	2	-	-	10,522	-	-	-	-	10,524
Issuance of common stock for license agreement	-	-	38,553	-	24	-	-	-	-	24
Issuance of options related to consulting agreement	-	-	-	-	16	-	-	-	-	16
Issuance of warrant in conjunction with credit agreement	-	-	-	-	84	-	-	-	-	84
Exercise of options to purchase common stock	-	-	6,056	-	4	-	-	-	-	4
Repurchase of common stock	-	-	(1,687)	-	(1)	-	-	-	-	(1)
Deferred stock-based compensation related to issuance of stock options to employees	-	-	-	-	1,595	(1,595)	-	-	-	-
Amortization of stock-based compensation	-	-	-	-	-	155	-	-	-	155
Net loss and comprehensive loss	-	-	-	-	-	-	-	-	(13,255)	(13,255)
Balance at December 31, 2003	5,505,330	6	981,096	1	35,119	(1,440)	(96)	-	(25,312)	8,278
Issuance of options and warrant related to consulting agreement	-	-	-	-	169	-	-	-	-	169
Exercise of options to purchase common stock	-	-	889,266	1	555	-	-	-	-	556
Exercise of warrant to purchase common stock	-	-	9,638	-	6	-	-	-	-	6
Repurchase of common stock	-	-	(41,286)	-	(26)	-	-	-	-	(26)
Issuance of warrant in conjunction with credit agreement	-	-	-	-	36	-	-	-	-	36
Deemed dividend — beneficial conversion feature for Series C redeemable convertible preferred stock	-	-	-	-	28,103	-	-	-	(28,103)	-
Deferred stock-based compensation related to issuance of stock options to employees	-	-	-	-	9,362	(9,362)	-	-	-	-
Accretion of Series C redeemable Preferred Stock issuance costs	-	-	-	-	-	-	-	-	(51)	(51)
Amortization of stock-based compensation	-	-	-	-	-	2,416	-	-	-	2,416
Comprehensive Loss:
Unrealized loss on cash equivalents and short-term investments	-	-	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	-	-	(26,036)	(26,036)
Net comprehensive loss	-	-	-	-	-	-	-	-	-	(26,038)
Balance at December 31, 2004	5,505,330	$6	1,838,714	$2	$73,324	$(8,386)	$(96)	$(2)	$(79,502)	$(14,654)

FAVRILLE, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from January 21, 2000 (inception) to December 31, 2008
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Deferred Stock-Based	Note Receivable from	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholder	Loss	Stage	(Deficit)
Balance at December 31, 2004	5,505,330	$6	1,838,714	$2	$73,324	$(8,386)	$(96)	$(2)	$(79,502)	$(14,654)
Issuance of common stock related to initial public offering and follow on offering, net of approximately $4.6 million of issuance costs	-	-	6,285,000	6	39,436	-	-	-	-	39,442
Deferred stock-based compensation related to issuance of stock options to employees	-	-	-	-	350	(350)	-	-	-	-
Deferred stock-based compensation related to cancellations of stock options to employees	-	-	-	-	(221)	221	-	-	-	-
Exercise of options to purchase common stock	-	-	13,126	-	9	-	-	-	-	9
Issuance of common stock related to Employee Stock Purchase Plan	-	-	27,050	-	106	-	-	-	-	106
Repurchase of common stock	-	-	(12,188)	-	(8)	-	-	-	-	(8)
Expiration of warrant	-	-	-	-	(27)	-	-	-	-	(27)
Issuance of warrant in conjunction with credit agreement	-	-	-	-	241	-	-	-	-	241
Conversion of Series C redeemable Preferred Stock to common stock	-	-	6,672,014	6	43,672	-	-	-	-	43,678
Conversion of preferred stock to common stock	(5,505,330)	(6)	5,505,330	6	-	-	-	-	-	-
Accretion of Series C redeemable Preferred Stock issuance costs	-	-	-	-	-	-	-	-	(6)	(6)
Amortization of stock-based compensation	-	-	-	-	-	2,860	-	-	-	2,860
Comprehensive Loss:
Unrealized loss on cash equivalents and short-term investments	-	-	-	-	-	-	-	(52)	-	(52)
Net loss	-	-	-	-	-	-	-	-	(35,875)	(35,875)
Net comprehensive loss	-	-	-	-	-	-	-	-	-	(35,927)
Balance at December 31, 2005	-	-	20,329,046	20	156,882	(5,655)	(96)	(54)	(115,383)	35,714
Exercise of options to purchase common stock	-	-	90,262	-	57	-	-	-	-	57
Issuance of common stock related to Employee Stock Purchase Plan	-	-	94,302	1	355	-	-	-	-	356
Repurchase of common stock	-	-	(8,662)	-	(5)	-	-	-	-	(5)
Elimination of deferred compensation upon adoption of SFAS 123R	-	-	-	-	(5,655)	5,655	-	-	-	-
Stock-based compensation related to stock options to employees under SFAS 123R	-	-	-	-	4,010	-	-	-	-	4,010
Issuance of common stock related to PIPE, net of approximately $450,000 of issuance costs	-	-	8,555,133	8	44,561	-	-	-	-	44,569
Sale of warrant to purchase common stock related to PIPE	-	-	-	-	374	-	-	-	-	374
Issuance costs related to Committed Equity Financing Facility	-	-	-	-	(82)	-	-	-	-	(82)
Payment of note receivable from stockholder	-	-	-	-	-	-	96	-	-	96
Comprehensive Loss:
Unrealized gain on cash equivalents and short-term investments	-	-	-	-	-	-	-	57	-	57
Net loss	-	-	-	-	-	-	-	-	(40,511)	(40,511)
Net comprehensive loss	-	-	-	-	-	-	-	-	-	(40,454)
Balance at December 31, 2006	-	-	29,060,081	29	200,497	-	-	3	(155,894)	44,635
Exercise of options to purchase common stock	-	-	28,024	-	18	-	-	-	-	18
Issuance of common stock under the Employee Stock Purchase Plan	-	-	197,517	1	440	-	-	-	-	441
Repurchase of common stock	-	-	(2,634)	-	(2)	-	-	-	-	(2)
Stock-based compensation related to stock options to employees	-	-	-	-	4,574	-	-	-	-	4,574
Issuance of options related to consulting agreement	-	-	-	-	10	-	-	-	-	10
Issuance of common stock under Committed Equity Financing Facility, net of approximately $54,000 of issuance costs	-	-	1,135,590	1	3,223	-	-	-	-	3,224
Issuance of common stock in Registered Direct offerings, net of approximately $1.2 million of issuance costs	-	-	10,749,854	10	25,047	-	-	-	-	25,057
Comprehensive Loss:
Unrealized gain on cash equivalents and short-term investments	-	-	-	-	-	-	-	4	-	4
Net loss	-	-	-	-	-	-	-	-	(43,081)	(43,081)
Net comprehensive loss	-	-	-	-	-	-	-	-	-	(43,077)
Balance at December 31, 2007	-	-	41,168,432	41	233,807	-	-	7	(198,975)	34,880
Issuance of common stock under the Employee Stock Purchase Plan	-	-	131,092	-	172	-	-	-	-	172
Abandonment of common stock	-	-	(45,048)	-	-	-	-	-	-	-
Exercise of options to purchase common stock	-	-	74	-	-	-	-	-	-	-
Stock-based compensation related to stock options to employees	-	-	-	-	2,777	-	-	-	-	2,777
Comprehensive Loss:
Unrealized loss on cash equivalents and short-term investments	-	-	-	-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-	-	-	-	(38,441)	(38,441)
Net comprehensive loss	-	-	-	-	-	-	-	-	-	(38,448)
Balance at December 31, 2008	-	$-	41,254,550	$41	$236,756	$-	$-	$-	$(237,416)	$(619)

The accompanying notes are an integral part of these consolidated financial statements

FAVRILLE, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,		Period from January 21, 2000 (inception) to December 31,
	2008	2007	2008

Operating activities:
Net loss	$(38,441)	$(43,081)	$(209,256)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,315	3,449	12,255
Stock based compensation	2,777	4,584	16,821
Amortization of premium/discount on short-term investments	(31)	(412)	(1,076)
Change in valuation of warrants	(2,492)	(2,314)	(4,806)
Loss on impairment of property and equipment	28,478	-	28,478
Gain on sale of assets held for sale	(680)	-	(680)
Gain on lease termination	(12,645)	-	(12,645)
Gain on settlement of debt	(1,124)	-	(1,124)
Other	(11)	162	300
Effect of changes in:
Prepaid expenses and other current assets	721	-	721
Advances to affiliate	(701)	-	(701)
Other assets	110	66	(642)
Accounts payable and accrued liabilities	(1,137)	(1,557)	2,266
Severance liability	1,678	-	1,678
Deferred rent	1,157	1,452	5,372
Net cash used in operating activities	(20,026)	(37,651)	(163,039)

Investing activities:
Purchase of property and equipment	-	(9,571)	(32,006)
Proceeds from sale of property and equipment	3,180		3,180
Purchases of short-term investments	(468)	(14,899)	(113,241)
Maturities of short-term investments	4,069	39,898	114,318
Other assets	-	-	(70)
Restricted cash	(120)	-	(3,571)
Net cash provided by (used in) investing activities	6,661	15,428	(31,390)

Financing activities:
Proceeds from debt	-	6,884	29,854
Payment on debt	(11,614)	(6,092)	(29,902)
Issuance of preferred stock, net	-	-	76,144
Proceeds from issuance of convertible promissory note	-	-	650
Issuance of common stock	172	33,546	119,282
Repurchase of restricted common stock	-	(2)	(44)
Net cash provided by (used in) financing activities	(11,442)	34,336	195,984
Net increase (decrease) in cash	(24,807)	12,113	1,555
Cash, beginning of period	26,362	14,249	-
Cash, end of period	$1,555	$26,362	$1,555

Supplemental disclosures of cash flow information:
Cash paid for interest	$506	$1,363	$3,962

Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrant related to line of credit agreement	$-	$-	$383
Issuance of common stock, options and warrants related to license and consulting agreements	$-	$-	$231
Issuance of preferred stock upon conversion of promissory note	$-	$-	$650
Deemed dividend - beneficial conversion feature for Series C redeemable convertible preferred stock	$-	$-	$28,160
Conversion of Series C to common stock	$-	$-	$43,678
Capitalized interest recorded as property and equipment	$66	$404	$495
Accrued asset acquisitions	$-	$(1,670)	$149
Leasehold improvements acquired under tenant improvement allowance	$-	$3,818	$11,200

The accompanying notes are an integral part of these consolidated financial statements

FAVRILLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Favrille, Inc. (the "Company" or "Favrille") was incorporated in Delaware on January 21, 2000. The Company is a biopharmaceutical company focused on the research, development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. The Company's lead product candidate, SpecifidTM (formerly FavId), was based upon unique genetic information extracted from a patient's tumor.  Until May 2008, Specifid was under investigation in a Phase 3 registration trial for patients with follicular B-cell NHL and Phase 2 clinical trials in other B-cell NHL indications. The Company was also developing additional applications based on its immunotherapy expertise and proprietary manufacturing technology, including a second product candidate, FAV-201, for the treatment of T-cell lymphoma.

Since the announcement in May 2008 disclosing the clinical trial failure and the discontinuation of development of Specifid, we have discontinued of other programs and had workforce reductions which involved the termination of 142 of our 144 employees, including six of our executive officers. As a result of the foregoing events, we began considering a number of strategic alternatives and we entered into a merger agreement to complete a reverse merger with a private company, mymedicalrecords.com, Inc. ("MMR").  The merger agreement contemplates our acquisition of all of the capital stock of MMR in a stock for stock merger that would result in MMR becoming a wholly-owned operating subsidiary of Favrille (the "Merger").

The Merger was approved by the majority of shareholders of each class of MMR's stock in December 2008. Subsequent to the year-end, closing took place on January 27, 2009.

Discontinued Operations

As a result of the factors discussed above, the Company's single business segment has been discontinued and no continuing cash flows are expected to be generated as of December 31, 2008. In addition, there is no significant continuing involvement in the operations of the discontinued operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company's entire operations qualify as a discontinued operation. As the Company has no continuing operations requiring separate disclosure, all information is presented on the accompanying statements of operations.

Going Concern

 The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. From inception through December 31, 2008, the Company has incurred net losses and has a deficit accumulated during the development stage of approximately $237.4 million.  At December 31, 2008, current liabilities of $2.9 million exceeded cash of $1.5 million, including the net proceeds from the sale all long-lived assets in August 2008.  As of December 31, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. We will require and continue to seek additional capital to fund our ongoing operations. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue or raise additional capital on terms acceptable to us or that we will be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Favrille and its wholly-owned subsidiary Montana Merger Sub, Inc. (the "Merger Sub"), a Delaware corporation, formed pursuant to which Merger Sub would merge with and into MMR. All intercompany transactions have been eliminated in consolidation.

Financial Statements Preparation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

Highly liquid investments with original maturities of three months or less when purchased are classified as cash and cash equivalents. Cash equivalents are comprised of commercial paper and U.S. government debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Investments with maturities greater than three months when purchased are classified as short-term investments. All of the Company's short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized gains and losses on investments accounted for all of the accumulated other comprehensive income (loss) balance in the Statement of Stockholders' Equity (Deficit).  If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in the Statement of Operations as an impairment charge. No other than temporary impairment charges have been recorded since inception of the Company.  The Company manages its cash equivalents and short-term investments as a portfolio of highly marketable securities, all of which are intended to be available for the Company's current operations.

Clinical Trial Accruals

In the normal course of business, the Company contracted with numerous third-party clinical trial centers to perform various clinical trial activities in the on-going development of Specifid. The financial terms of these agreements are subject to negotiation and variation from contract to contract may result in uneven payment flows. Payment under the contracts depend on factors such as the completion of individual patients' treatments and the related required documentation. The Company records expenses for contracted clinical trial costs based upon patient enrollment and the dates that they receive treatment.  The Company obtains information regarding the numbers of patients enrolled and the numbers of treatments administered during each period through regular communication between its internal clinical trial personnel and the third-party clinical trial centers performing such enrollment and treatment. The objective of the accrual policy is to match the recording of expenses in the Company's consolidated financial statements to the actual services received and efforts expended, and the Company believes that its regular communications with third-party clinical trial centers regarding patient enrollment and treatment provide the most reliable basis for determining the timing and amount of expenses it records for clinical trial costs. Despite the Company's efforts to obtain accurate and current information from third-party clinical trial centers, the estimates may not match the timing of actual services performed by the clinical trial centers, which may result in adjustments to the research and development expenses in future periods.  However, to date there have been no material adjustments to clinical trial accruals in any of the periods presented, and the Company does not expect any material adjustments in future reporting periods. All contracts with clinical trial centers were terminated immediately after the announcement of Specifid's clinical trial failure.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant credit risk consist primarily of cash and cash equivalents, short-term investments and restricted cash. The Company maintains cash deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. In addition, the Company invests in a variety of financial instruments and, by policy, limits the amount of credit exposure with any one issuer.

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

Property and Equipment

 Property and equipment are stated on the basis of cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are stated at cost and amortized over the shorter of the life of the lease term or the useful life of the asset. Repair and maintenance costs are expensed while betterments are capitalized as part of equipment.

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

Impairment of Long-Lived Assets

In May 2008, the Company obtained results of the data analysis of its Phase 3 registration trial for the lead product candidate, Specifid, for patients with follicular NHL. Analysis of the primary endpoint in the trial failed to show a statistically significant improvement in the treatment arm, Specifid plus Leukine® following Rituxan®, compared to the control arm, placebo plus Leukine following Rituxan. Based on these results, the Company immediately discontinued development of Specifid and other programs requiring production of patient-specific therapies including the T- cell and autoimmune disease programs. The Company had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development of Specifid. The Company has ceased the manufacture of Specifid at the facility in San Diego, California.

During the second quarter of 2008, management performed a recoverability test of the long-lived assets included in the Specifid asset group in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The recoverability test was based on the estimated undiscounted future cash flows expected to result from the disposition of the Specifid asset group, including the estimated future cash inflows from anticipated sales and returns of assets and the estimated asset disposition costs. Based on the recoverability analysis performed, the Company recorded a non-cash charge for the impairment of long-lived assets of $28.5 million to write-down the carrying value of the Specifid asset group to its estimated fair value of $2.5 million. The fair value was estimated based upon sales prices of similar assets. In August 2008, the assets were sold for net proceeds of $3.2 million. The Company recorded a gain on the sale of approximately $680,000.

 After adjusting for impairment charges, the carrying value of property and equipment, net of accumulated depreciation was as follows (in thousands):

	Years Ended
	December 31,	December 31,
	2008	2007
Property and equipment, net

Leasehold improvements	$-	$19,159
Equipment and contruction-in-process	-	14,134

	$-	$33,293

Deferred Rent

Rent expense is recorded on a straight-line basis over the terms of the leases. In accordance with SFAS No. 13, "Accounting for Leases," the difference between rent expense and amounts paid under the lease agreements was recorded as deferred rent in the accompanying balance sheet as of December 31, 2007.

On July 18, 2008, in connection with the discontinuation of the development of Specifid, the Company entered into a Lease Termination Agreement (Termination Agreement) with its landlord.  The Termination Agreement terminates the Amended and Restated Office Lease dated October 31, 2005, as amended by the First Amendment dated as of September 22, 2006 (collectively, the Lease), pursuant to which the landlord leased to the Company its principal headquarters and manufacturing facilities, consisting of 128,580 rentable square feet of space (the Premises). Under the terms of the Termination Agreement, the Lease terminated on August 31, 2008 (Termination Date).  Through the Termination Date, the Company paid for all electrical, gas and water usage and for all clean room janitorial services, and shut down all installations and equipment located in the GMP lab portion of the Premises in accordance with mutually agreed upon procedures.

In consideration of the early termination of the Lease term, which was originally scheduled to expire on June 30, 2025, and the releases set forth in the Termination Agreement, the Company has transferred and relinquished to the landlord all rights, claims and/or interest it may have had in and to the security deposit of approximately $360,000 which was included in Other Assets in the accompanying balance sheet. During the third quarter of 2008, the landlord drew upon the approximately $3.6 million letter of credit (L-C) for the entire L-C.  Cash collateralizing the L-C was included in Restricted Cash in the accompanying balance sheet. The Company has agreed that the landlord may retain all amounts drawn on the L-C and has transferred and relinquished to landlord all rights, claims and interest it may have had in and to the L-C. The base rent and direct expenses which would have otherwise been payable by the Company for the months of July and August 2008 were applied from the security deposit and amounts drawn on the L-C. Upon the effective date of termination of the Lease, August 31, 2008, the Company recorded a gain on lease termination, which amounted to $12,645,000, and the deferred rent was eliminated from the balance sheet.

Gain on Settlement of Debt

On December 10, 2008, the Company entered into a series of settlement agreements with certain vendors, in which the Company settled approximately $1,575,000 of its outstanding accounts payable for an aggregate settlement amount of $450,000. This resulted in a gain of $1,125,000, which has been recorded in gain on settlement of debt for the year ended December 31, 2008.

Exit or Disposal Activities

In conjunction with the termination of 136 employees from June 6, 2008 through November 7, 2008, the Company settled its outstanding severance liabilities with certain employees, In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the adjustment to the severance liability was recorded in the same line items on the statement of operations as the expenses were recorded initially. This resulted in a reduction of research and development expenses of $283,000 and a reduction of marketing, general and administrative expenses of $181,000 for the year ended December 31, 2008 (see Note 9).

Research and Development

Research and development costs are expensed as incurred and consist primarily of costs associated with the clinical trials of the Company's product candidates, compensation and other expenses for research and development personnel, supplies, costs for consultants, facility costs and depreciation.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income (loss) are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company has disclosed its comprehensive income (loss) in the statement of stockholders' equity (deficit).

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)").  Under SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period.  For further discussion of SFAS 123(R), refer to Note 5 in the consolidated financial statements.

Income Taxes

The Company accounts for income taxes under the liability method.  In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities and for operating losses and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration.  A full valuation allowance was recorded on the Company's net deferred tax assets as of December 31, 2008 and 2007, due to uncertainties related to the Company's ability to utilize deferred tax assets in the foreseeable future.  These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The Company adopted FIN 48 on January 1, 2007 as required and determined that the adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations.

The Company's income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities.  At this time, the Company believes it has appropriate support for the positions taken on its tax returns.

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

	As of December 31,
	2008	2007
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock equivalents:
Stock warrants	7,831,697	7,821,697
Options to purchase common stock	1,731,444	4,346,328
Common stock subject to repurchase	0	18,166
	9,563,141	12,186,191

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment therefore this standard did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board ("FASB") change periodically. Changes in such standards may have an impact on the Company's future financial position. The following are a summary of recent accounting developments.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162") SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC's approval. The Company does not expect that this statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161").  SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No.157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for the fiscal years beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the non--controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none. All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company anticipates that SFAS No. 160 will not have any significant impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which revises current purchase accounting guidance in SFAS 141, Business Combinations. ("SFAS No. 141(R)"). SFAS No. 141(R) requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141(R) also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The Company is in the process of evaluating the impact of SFAS No. 141(R) on the Company's consolidated financial statements as a result of the Merger entered into on January 27, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective as of the beginning of the entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have any significant impact on the Company's consolidated financial statements.

In April 2008, the Financial Accounting Standards Board, or FASB issued FASB Staff Position ("FSP") No. FAS 142-3 "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations" and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this FSP beginning January 1, 2009 and it is not believed that this will have an impact on the Company's consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force No. 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer's option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. The Company will adopt this FSP beginning January 1, 2009 and it is not believed that this will have an impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2. Financial Statement Information

Short-term Investments

Short-term investments by security type were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008:
Corpotate Bonds and Notes	$-	$-	$-	$-
Asset-Backed Securities	-	-	-	-
Total	$-	$-	$-	$-

December 31, 2007:
Corpotate Bonds and Notes	$2,174	$6	$(1)	$2,179
Asset-Backed Securities	1,396	2	-	1,398
Total	$3,570	$8	$(1)	$3,577

All investments that have gross unrealized losses have been held for less than twelve months. At December 31, 2008 and 2007, the Company had accumulated net unrealized gains on short-term investments of approximately $0 and $7,000, respectively.  These unrealized gains are included in the statement of stockholders' equity as accumulated other comprehensive income.  Contractual maturities of short-term investments are due in one year or less.  During the years ended December 31, 2008 and 2007, the Company received proceeds from the sale of securities of $4 million and $39.9 million. Costs of securities sold are calculated using an average cost. There have been no significant realized gains or losses on investments included in earnings since the inception of the Company.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007

Lab equipment	$-	$4,855
Manufacturing equipment	-	5,288
Computer, software and office equipment	-	7,217
Leasehold improvements	-	20,637
Construction in process	-	4,525
	-	42,522
Accumulated depreciation and amortization	-	(9,229)
	$-	$33,293

Total depreciation expense, including amortization of assets under capital lease, for the years ended December 31, 2008 and 2007, and the period from January 21, 2000 (inception) to December 31, 2008 was $2.3 million, $3.4 million, and $12.2 million, respectively. Total unamortized capitalized software costs included in construction in process for the years ended December 31, 2008 and 2007 were $0 and $2.8 million, respectively. Total interest capitalized as part of property and equity for the years ended December 31, 2008 and 2007 amounted to $66,000 and $404,000.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007

Accounts payable	$1,042	$811
Accrued clinical trial costs	-	456
Accrued compensation	227	1,116
Accrued liabilities	9	1,168
	1,278	$3,551

3. Commitments and Contingencies

Equipment Lines of Credit

In December 2005, the Company entered into a loan and security agreement with a lender and an amendment to a loan and security agreement with another lender (Agreements) under which the lenders agreed to extend the Company a line of credit equal to $20 million.  As a condition of the Agreements, on December 30, 2005, the Company borrowed $3 million against the line of credit to repay the outstanding balance of existing loan and security agreements executed in March 2003.  The remaining proceeds were used solely for the purchase of eligible equipment and certain leasehold improvements through December 2007.  Borrowings against the line of credit were structured as promissory notes with the interest rate fixed at the time of each draw based on the three-year Treasury bill. Such borrowings were secured by all existing and future assets of the Company, excluding intellectual property, and were to be repaid monthly over 36 to 42 months, depending upon the nature of the equipment financed, through January 2011.  The Agreements contained a restrictive financial covenant requiring the Company to maintain a minimum of $15 million in available cash, cash equivalents and short-term investments (available cash balances). Under the Agreements, if the available cash balances dropped below $15 million, the lenders could require the Company to execute an L-C for their benefit equal to the outstanding loan balances at that time. In May 2008, the Agreements were amended to reduce the minimum available cash balances requirement to $14.5 million. In May 2008, the Company's available cash balances dropped below $14.5 million. Because the Company did not execute an L-C equal to the outstanding loan balances, the lenders issued notices of default, acceleration and demand for payment of the outstanding balances. In June 2008, the Company paid approximately $8.8 million from the Company's investment accounts as repayment of the outstanding principal balance, accrued interest and certain transaction costs. The lenders released the general lien on the Company's assets. As of December 31, 2008, there were no outstanding balances under the Agreements.

Leases

In November 2005, the Company entered into an amended and restated lease agreement (Lease Agreement) with its landlord to expand its existing facility to support commercial-scale manufacturing of Specifid. Effective August 31, 2008, the Company terminated its lease with its landlord (See Note 1 - Deferred Rent).

The Company has no remaining significant commitments under leases.

4. License Agreements

In November 2004, the Company entered into a supply and license agreement with one of its vendors and made a $50,000 milestone payment, upon execution of the agreement. In October 2006, the Company made an additional payment of $50,000 for the achievement of a subsequent milestone. An additional aggregate of up to $250,000 was due upon the achievement of certain milestones, which were never met. The initial term of the agreement is 96 months and is automatically renewable for 12 month periods unless terminated by written notice by either party. Either party may terminate the agreement earlier upon a breach by the other party that is not cured within 60 days or other events relating to insolvency or bankruptcy. The payments were recorded as license fees and are amortized to research and development expense over the term of the agreement.  During 2005, the Company purchased the minimum raw materials required under the agreement.  Expense related to the amortization of the license and minimum purchase requirement for the years ended December 31, 2008 and 2007, and the period from January 21, 2000 (inception) to December 31, 2008, totaled approximately $0, $14,000, and $267,000, respectively. This supply and license agreement was terminated in 2008 subsequent to Specifid's clinical trial failure.

In December 2003, the Company entered into a non-exclusive worldwide fee-bearing royalty-free license agreement for certain patent rights. In consideration for the patent rights, the Company paid an initial fee of $20,000 and the first annual payment of $10,000 upon execution of the agreement in 2003 and is committed to annual payments of $10,000 through the Company's clinical development period (anticipated to end in 2009) and, after commercialization of its first product candidate, an aggregate of $225,000 in annual fees and a milestone payment. The annual payment is recorded as research and development expense. The initial fee has been recorded as a license fee and is amortized to research and development expense over a five-year period, the estimated life of the technology. Expense related to the license agreement for the years ended December 31, 2008 and 2007, and the period from January 21, 2000 (inception) to December 31, 2008, totaled approximately $0, $14,000, and $57,000, respectively. This license agreement was terminated in 2008 subsequent to Specifid's clinical trial failure.

In April 2007, the Company entered into a non-exclusive worldwide fee-bearing royalty-free license agreement with one of its vendors for the right to certain technology know-how related to the Company's use of certain materials which the Company may purchase from the vendor. Upon FDA approval to market its first product candidate, the Company is committed to a $700,000 license fee which is payable over four years. As the Company's product was discontinued in May 2008, the Company has no commitment under this agreement.

5. Stock-Based Compensation

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

Valuation and Amortization Method - The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach.  This fair value is then amortized using the straight-line method over the requisite service period, which is generally the vesting period.

Expected Term- The expected term of the Company's stock-based awards, except performance-based options, represents the period that the Company's stock-based awards are expected to be outstanding and is determined using the SAB 107 simplified method given that the Company does not have adequate history of exercises of its stock-based awards since its IPO in February 2005.  The Company used 6.25 years as the expected term for performance-based options granted during 2007 based upon the expected exercise of the options taking into consideration their vesting criteria.

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

Risk-Free Interest Rate    The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term.  Where the expected term of the Company's stock-based awards does not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available maturities.

Estimated Forfeitures - When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.  As stock-based compensation expense recognized in the Statements of Operations for the years ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience.

Fair Value - The fair value of the Company's stock options, including performance-based options, granted to employees and non-employee directors and employee stock purchase plan offerings for the years ended December 31, 2008 and 2007 was estimated using the following assumptions:

	Stock Option Plans		Employee Stock Purchase Plans
	2008	2007	2008	2007
Weighted average risk-free interest rate	2.63%	4.64%	4.82%	4.53%
Volatility	59.6%	60.3%	59.6%	59.3%
Dividend yield	0%	0%	0%	0%
Weighted average expected life (years)	6.25	6.25	1.25	1.25

As of December 31, 2008, the Company had granted an aggregate total of 2.7 million performance-based options with performance conditions dependent upon the success of the clinical trial. No stock-based compensation expense has been recorded for these performance options as the Company did not assess the vesting as probable. The compensation cost related to the options of approximately $3.8 million will not be recognized based on the results of the Phase 3 registration trial.

No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense were not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.

Stock-Based Compensation Expense

Under provisions of SFAS 123(R), the Company recorded approximately $2.8 million and $4.6 million of stock-based compensation expense in the accompanying statement of operations for the years ended December 31, 2008 and 2007 respectively. Total stock-based compensation expense recorded for the years ended December 31, 2008 and 2007 and the period from January 21, 2000 (inception) to December 31, 2008, was as follows (in thousands):

	2008	2007	Period from
			January 21,
			2000
			(inception) to
			December 31,
			2008
Research and development	$1,360	$2,183	$8,220
General and administrative	1,417	2,401	8,581
Stock-based compensation expense	$2,777	$4,584	$16,801

At December 31, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock award plans but not yet recognized, excluding performance-based options (see below), was approximately $681,000.  This cost will be amortized using the straight-line method over an average period of approximately 1 year and will be adjusted for subsequent changes in estimated forfeitures.

The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R).

6. Stockholders' Equity

Registration Statement

On June 20, 2006, the Company filed a shelf registration statement on Form S-3 with the Securities Exchange Commission (the "SEC"). The shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, shares of its common stock, debt securities or warrants, or any combination of such securities, for proceeds in an aggregate amount of up to $60 million. The shelf registration statement was declared effective by the SEC on July 11, 2006. The registration statement expired on February 29, 2008.

On February 12, 2007, the Company entered into common stock purchase agreements with certain investors relating to a registered direct offering of an aggregate 3,333,334 shares of our common stock at $3.00 per share to the investors for gross proceeds of approximately ERR connection with a shelf takedown from our shelf registration statement.

On November 2, 2007, the Company entered into definitive agreements with primarily institutional investors relating to a registered direct offering of an aggregate 7.4 million shares of common stock and warrants to purchase 4.4 million shares of our common stock for gross proceeds of approximately $21.1 million, before deducting placement agent fees and estimated offering expenses. The investors purchased the shares of common stock and warrants to purchase common stock (together, a "unit") at a price of $2.845 per unit, each unit consisting of one share and a warrant to purchase 0.6 shares of common stock. The warrants are exercisable at any time prior to November 7, 2012. The exercise price of the warrants is $2.77 per share. The common stock was issued pursuant to a prospectus supplement filed with the SEC on November 2, 2007, in connection with the takedown from our shelf registration statement.

Certain of the Company's existing stockholders, including three members of our board of directors, Ivor Royston, M.D., Fred Middleton and Antonio Grillo-Lopez, M.D., and funds affiliated with Forward Ventures and Sanderling Ventures, invested in the registered direct offering.  Dr. Royston and Mr. Middleton, members of our board of directors on November 2, 2007, are associated with Forward Ventures and Sanderling Ventures, respectively.

On March 11, 2008, the Company filed a shelf registration statement on Form S-3 with the Securities Exchange Commission (the "SEC"). The shelf registration statement on Form S-3 permits the Company to sell, in one or more public offerings, up to 13 million shares of its common stock, inclusive of securities convertible into or exchangeable for shares of common stock, and/or debt securities and warrants to purchase common stock up to a total dollar amount of $25 million. The shelf registration statement was declared effective by the SEC on March 17, 2008.

Committed Equity Financing Facility

On December 19, 2006, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 5.8 million shares of the Company's common stock or an aggregate of $40 million during the next three years.  In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 250,000 shares of the Company's common stock at an exercise price of $3.98 per share (the Warrant). The Warrant is exercisable through May 2012. On February 15, 2007, the Company filed a resale registration statement with the SEC with respect to resale shares of common stock pursuant to the CEFF and underlying warrant. The registration statement was declared effective by the SEC on May 2, 2007.

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

Certain of the Company's existing stockholders, including two members of our board of directors, Ivor Royston, M.D. and Fred Middleton, and funds affiliated with Forward Ventures, Sanderling Ventures, Alloy Ventures and William Blair Capital Partners, invested in the private placement.  Dr. Royston, Mr. Middleton, Doug Kelly, M.D. and Arda Minocherhomjee, Ph.D., members of our board of directors on March 6, 2006, are associated with Forward Ventures, Sanderling Ventures, Alloy Ventures and William Blair Capital Partners, respectively.

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

Effective June 25, 2008, the Company's stockholders approved the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock by 75,000,000 shares, from 75,000,000 shares to 150,000,000 shares.

As of December 31, 2008, two of the Company's stockholders abandoned a total of 45,048 shares of common stock and returned their share certificates to the Company. These shares were reflected as a reduction of the total outstanding shares at December 31, 2008. The Company obtained these shares for no cost and, as a result, had no impact on stockholders' equity in the accompanying consolidated financial statements.

Convertible Preferred Stock

Effective immediately prior to the initial closing of the IPO in February 2005, shares of Series A, B, B-2 and C convertible preferred stock then outstanding were converted into an aggregate of approximately 12.2 million shares of the Company's common stock.

Series C Redeemable Convertible Preferred Stock Deemed Dividend

The 2004 Series C financing, involved the sale of preferred stock at a price per share below the Company's anticipated initial public offering price. Accordingly, pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recorded a deemed dividend on the Series C shares of $28.1 million, which was the difference in the gross proceeds from the Series C offering and the underlying value of the conversion shares (adjusted for a conversion price adjustment feature). The $28.1 million deemed dividend was recorded during 2004, as an adjustment to the net loss applicable to common stockholders since the preferred stock was convertible, at any time, at the option of the holder, and was not mandatorily redeemable. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company calculated the deemed dividend of $28.1 million using the most favorable conversion price of $6.33 per conversion share.

Restricted Stock

During 2005 and 2004, and the period from January 21, 2000 (inception) to December 31, 2008, the Company issued approximately 1,500, 706,000 and 943,000 shares, respectively, of restricted shares of common stock upon the early exercise of stock options. The options generally vest over four years. During the years ended December 31, 2008 and 2007, and the period from January 21, 2000 (inception) to December 31, 2008, the Company repurchased approximately 0, 2,600 and 70,400 unvested shares, respectively. As of December 31, 2008 and 2007, shares unvested and subject to repurchase by the Company were approximately 0 and 18,200, respectively.

Stock Options

Under the Amended and Restated 2001 Equity Incentive Plan (the Equity Incentive Plan), the Company is authorized to issue approximately 6.1 million shares of common stock under various instruments. Options granted under the Equity Incentive Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. Prior to the Company's IPO in February 2005, all options granted under the Equity Incentive Plan allowed for early exercise prior to the option becoming fully vested. On the first day of each fiscal year, beginning in 2008, the share reserve under the Equity Incentive Plan is automatically increased by the number of shares equal to the lesser of: i) 5% of the Company's outstanding shares of Common Stock on the day preceding the first day of such fiscal year; ii) 2.2 million shares of common stock; or iii) an amount determined by the Board. On January 1, 2008, the shares available increased by approximately 2.1 million.

In December 2004, the Board approved the 2005 Non-Employee Directors' Stock Option Plan (the Directors' Plan), which became effective on the closing date (February 7, 2005) of the registration statement filed in connection with the Company's IPO and was amended in June 2006. The Directors' Plan provides for the automatic grant of non-statutory options to purchase shares of common stock to non-employee directors. An aggregate of 510,000 shares of common stock have been reserved for future issuance under the Directors' Plan as of December 31, 2007 which includes a 90,000 share reserve increase approved by the Board in 2007. On the first day of each fiscal year, from 2005 to 2013, the share reserve under the Directors' Plan is automatically increased by the number of shares equal to the lesser of: i) 90,000 shares of common stock; or ii) an amount determined by the Board. On January 1, 2008, the shares available increased by 90,000.

The exercise price of incentive stock options must be equal to at least the fair value of the Company's common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company's common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company's common stock on the date of grant.

The following table summarizes the Company's stock option activity, including performance-based options, for employee and director stock options (shares in thousands):

	Shares	Approximate	Weighted Average	Aggregate Intrinsic
		Weighted-	Remaining	Value
		average	Contractual Term	(in thousands)
		exercise price	(in Years)
Outstanding at December 31, 2000	-	$-
Granted	69	0.52
Exercised	(39)	0.52
Forfeited	-	-
Outstanding at December 31, 2001	30	0.52
Granted	361	0.57
Exercised	(196)	0.53
Forfeited	(4)	0.54
Outstanding at December 31, 2002	191	0.61
Granted	312	0.63
Exercised	(6)	0.60
Forfeited	(28)	0.62
Outstanding at December 31, 2003	469	0.62
Granted	1,389	0.64
Exercised	(889)	0.63
Forfeited	(10)	0.62
Expired	-	-
Outstanding at December 31, 2004	959	0.63
Granted	792	4.74
Exercised	(13)	3.36
Forfeited	(56)	2.56
Expired	-	-
Outstanding at December 31, 2005	1,682	2.50
Granted	923	6.45
Exercised	(90)	0.65
Forfeited	(132)	4.42
Expired	(18)	5.40
Outstanding at December 31, 2006	2,365	3.99
Granted	2,119	3.31
Exercised	(28)	0.63
Forfeited	(80)	3.72
Expired	(30)	4.66
Outstanding at December 31, 2007	4,346	$3.68
Granted	2,227	1.75
Exercised	-	-
Forfeited	(4,842)	2.88
Expired	-	-
Outstanding at December 31, 2008	1,731	$3.44	6.65	$-

Vested and expected to vest at December 31, 2008	1,731	$3.44	6.65	$-

Exercisable at December 31, 2008	1,452	$3.29	6.65	$-

The weighted-average fair value of options, excluding performance-based options, granted during 2008 and 2007, and for the period from January 21, 2000 (inception) to December 31, 2008, was $1.75, $1.84, and $3.91, respectively. The weighted-average fair value of performance-based options granted during 2008, 2007, and for the period from January 21, 2000 (inception) to December 31, 2008, was $1.02, $2,35 and $1.41, respectively. At December 31, 2008 and 2007, outstanding options of approximately 1.4 million and 1.7 million, respectively, were exercisable. The total fair value of options vested during the year ended December 31, 2008 amounted to approximately $2.5 million.

The following table summarizes information as of December 31, 2008 concerning options outstanding, including performance-based options:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted Average
Range of	Options	Contractual Life in	Average Exercise	Options	Exercise Price of
Exercise Prices	Outstanding	Years	Price	Exercisable	Options Exercisable
$0.52 - $2.58	931,025	6.24	$1.33	757,235	$1.04
$3.40 - $7.40	800,419	7.12	$5.9	695,170	$5.73
$0.52 - $7.40	1,731,444	6.65	$3.44	1,452,405	$3.29

Employee Stock Purchase Plan

In December 2004, the Board approved the 2005 Employee Stock Purchase Plan (the Purchase Plan) which became effective on the closing date (February 7, 2005) of the registration statement filed in connection with the Company's IPO.

An aggregate of 400,000 shares of common stock have been reserved for future issuance under the Purchase Plan as of December 31, 2007 which includes the 50,000 share reserve increase approved by the Board in 2007. On the first day of each fiscal year, from 2005 to 2013, the share reserve under the Purchase Plan is automatically increased by the number of shares equal to the least of: i) 2% of the Company's outstanding shares of Common Stock on the day preceding such fiscal year; ii) 50,000 shares of common stock; or iii) an amount determined by the Board. Employees participating in the Purchase Plan will obtain the right to purchase shares of Common Stock at the lower of 85% of the Common Stock closing price on the first day of the offering period or 85% of the Common Stock closing price on the purchase date. The initial offering period commenced upon the closing date (February 7, 2005) of the Company's IPO and will be approximately 24 to 27 months in duration, with purchase dates occurring every six months.

Effective June 25, 2008, the Company's stockholders approved an increase to the number of shares of the Company's common stock reserved for issuance under the Purchase Plan to an aggregate of 1,450,000. In addition, on the first day of each Company fiscal year, beginning in 2009 and ending in (and including) 2014 with the termination of the Purchase Plan, the share reserve under the Purchase Plan will automatically be increased by an amount equal to the least of the following amounts: (i) 2% of the Company's outstanding shares of common stock on the day preceding the first day of such fiscal year (rounded to the nearest whole share); (ii) 50,000 shares of common stock; or (iii) an amount determined by the Board.

During the years ended December 31, 2008 and 2007, employees had purchased approximately 131,000 and 198,000 shares, respectively, of Common Stock under the Purchase Plan.

Warrants

On April 8, 2008, the Company issued warrants to a vendor to purchase 10,000 shares of the Company's common stock at an exercise price of $1.80 per share. The warrants are exercisable immediately and expire on April 8, 2013. The Company valued the warrants at $9,200 using a Black-Scholes pricing model with the following factors: risk free interest rate of 2.72%, volatility of 56.73%, dividend yield of 0% and a life of five years. The amounts have been recorded as marketing, general and administrative expenses in the statement of operations for the year end December 31, 2008.

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares (Registered Direct) the Company issued warrants to purchase up to 4.4 million shares of the Company's Common Stock at an exercise price of $2.77 per share. The warrants are exercisable as of the date of grant through November 7, 2012. The Company valued the warrants at $4.8 million using a Black-Scholes pricing 'model with the following factors: risk free interest rate of 3.92%, volatility of 56.73%, dividend yield of 0% and a life of five years. EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock requires freestanding contracts that are settled in a Company's own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was applied to determine that the liability is accounted for as a derivative under SFAS 133. The decrease in fair value recognized in the consolidated financial statements during 2007 was approximately $2.3 million. The decrease in fair value recognized in the consolidated financial statements during 2008 amounted to approximately $2.5 million. At December 31, 2008, the warrants remained outstanding with a value of $0.

In December 2006, in conjunction with the CEFF, the Company issued warrants to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $3.98 per share. The warrant is exercisable beginning six months after the date of grant through June 19, 2012. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $343,000 and recorded that amount in a contra-equity account. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.68%; dividend yield of 0%; expected volatility of 61.8%; and an expected life of five years and six months. As of December 31, 2008, the warrants remained outstanding.

In March 2006, in conjunction with a securities purchase agreement relating to a private placement of approximately $45.4 million, the Company issued warrants to purchase up to 3 million shares of the Company's Common Stock at an exercise price of $5.26 per share. At the closing, investors in the private placement paid an additional purchase price equal to $0.125 per share underlying the warrants. The warrants are exercisable through March 7, 2011. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $8.9 million and recorded that amount in a contra-equity account which was deducted from the proceeds received. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.76%; dividend yield of 0%; expected volatility of 61.8%; and an expected life of five years. As of December 31, 2008, the warrants remained outstanding.

In December 2005, in conjunction with a loan and security agreement, the Company issued warrants to purchase up to an aggregate of approximately 98,000 shares of the Company's Common Stock at an exercise price of $4.10 per share. The warrants are exercisable through December 30, 2010. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $241,000, which was recorded as a debt discount and is being amortized over 24 months, which is equal to the repayment term of the promissory note under the loan and security agreement. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.35%; dividend yield of 0%; expected volatility of 70%; and an expected life of five years. Amortization of approximately $0, $78,000, and $240,000 was recorded as interest expense during the years ended December 31, 2008 and 2007, and for the period from January 21, 2000 (inception) to December 31, 2008, respectively. As of December 31, 2008, the warrants remained outstanding.

In March 2003, in conjunction with a loan and security agreement, the Company issued warrants to purchase shares of the Company's Series B Preferred Stock, which were converted into the Company's common stock upon completion of our IPO. As a result, the underlying warrants were converted into warrants to purchase an aggregate of approximately 22,000 shares of the Company's Common Stock at an exercise price of approximately $6.33 per share. The warrants are exercisable through March 20, 2010. The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model, of $84,000, which was recorded as a debt discount and was amortized over the term of the loan and security agreement. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 3.0%; dividend yield of 0%; expected volatility of 70%; and an expected life of five years. Amortization of $84,000 was recorded as interest expense for the period from January 21, 2000 (inception) to December 31, 2008. No interest expense was recorded during the years ended December 31, 2008 or 2007. As of December 31, 2008, the warrants remained outstanding.

In March 2001, in conjunction with its line of credit agreement, the Company issued a warrant to purchase shares of the Company's Series A Preferred Stock. On May 15, 2005, the warrant agreement was amended to allow the warrant holder to purchase up to an aggregate of 7,700 shares of the Company's Common Stock at an exercise price of approximately $5.19 per share. The warrant is exercisable through the later of March 15, 2008 or five years after the Company's IPO. The Company determined the fair value of the warrant on the grant date, using the Black-Scholes pricing model, of $22,400, which was recorded as a debt discount and was amortized over the term of the line of credit. The assumptions used in determining the fair value of the warrants were a risk-free interest rate of 4.3%; dividend yield of 0%; expected volatility of 60%; and an expected life of five years. Amortization of approximately $22,400 was recorded as interest expense for the period from January 21, 2000 (inception) to December 31, 2008, respectively. As of December 31, 2008, the warrant remained outstanding.

The weighted-average exercise price of warrants outstanding as of December 31, 2008 and 2007 was approximately $3.79 and $3.79, respectively. The weighted-average fair value of warrants granted during the years ended December 31, 2008 and 2007, and for the period from January 21, 2000 (inception) to December 31, 2008 was $0.92, $1.08, and $1.90, respectively. The weighted-average remaining contractual life of the warrants outstanding at December 31, 2008 and 2007 was 3.17 years and 4.17 years, respectively.

7. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company has recorded no additional tax liability.

As of December 31, 2008 the Company has not yet completed its analysis of the deferred tax assets for net operating losses of $60.7 million and research and development credits of $9.1 million generated in years prior to 2008, and net operating losses of $20.8 million and research and development credits of $1.3 generated in 2008. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation was previously established to offset the Company's net deferred tax asset. Under tax law, the utilization of NOL and R&D credit carryforwards to offset future taxable income can be subject to substantial annual limitations if there has been a change in ownership, as defined. The Company has not yet determined whether such an ownership change has occurred. As such, these amounts and the offsetting valuation allowance have been removed from the Company's deferred tax assets. However, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the unrecognized tax benefits may change within 12 months of this reporting date.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company's effective tax rate.The Company is subject to taxation in the U.S. and state jurisdictions. The Company's tax years for 2000 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company is currently not under examination by any taxing authorities.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2008, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

Significant components of the Company's net deferred tax assets at December 31, 2008 and 2007 are shown below (in thousands). A valuation allowance of $1.2 million and $1.5 million has been established to offset the net deferred tax assets as of December 31, 2008 and 2007, respectively, as realization of such assets is uncertain.

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$-	$-
Tax credits	-	-
Stock-based compensation	433	-
Deferred rent	-	1,813
Deferred compensation	684	292
Amortization of incentive obligation	-	4,468
Other, net	44	45
Total deferred tax assets	1,161	6,618
Total deferred tax liabilities	-	(5,151)
Net deferred tax assets	1,161	1,467
Valuation allowance for deferred tax assets	(1,161)	(1,467)
Net deferred tax assets	$-	$-

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2008 and 2007 due to the following (in thousands):

	2008	2007
Tax at federal statutory rate	$(13,454)	$(15,078)
State income tax, net of federal benefit	(2,215)	(2,287)
Tax credits	(1,285)	-
Change in valuation allowance (1)	16,919	16,023
Permanent differences — Stock based compensation	600	1,605
Permanent differences — Other	(565)	(284)
Other, net	-	21
Provision for income taxes	$-	$-

(1)          The removal of the valuation allowance related to the net operating losses and research and development credits is not included in the increase in the valuation allowance. See above for explanation.

At December 31, 2008, the Company had federal and California tax net operating loss carryforwards of approximately $199.7 million and $202.1 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2021 and 2011, respectively, unless previously utilized.

The Company also had federal and California research and development tax credit carryforwards of approximately $7.2 million and $4.8 million, respectively. The federal credit carryforward will begin to expire in 2021 unless previously utilized and the California credit will carry forward indefinitely until utilized. Due to the Merger closing on January 27, 2009, the ability to use these carryforwards is likely impaired.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss carryforwards and R & D credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

8. Related Party Transactions

On October 1, 2008, the Company advanced MMR $100,000 pursuant to a promissory note dated September 30, 2008 (the "First Bridge Note"), which is to be used solely for paying MMR's out of pocket expenses incurred in connection with the Merger. On November 10, 2008, the Company advanced MMR an additional $500,000 pursuant to a promissory note (the "Second Bridge Note,") and on December 22, 2008 an additional $100,000 pursuant to another promissory notes (the "Supplemental Bridge Notes" and together with the First Bridge Note and the Second Bridge Note, the "Promissory Notes") in each case, solely for MMR's use in paying its out of pocket expenses incurred in connection with the Merger and its operating expenses. As of December 31, 2008, the total notes payable outstanding from MMR amounted to approximately $701,000, which included accrued interest of $1,718.

Principal outstanding under the Promissory Notes accrues interest at the applicable federal rate of interest per annum, or the maximum rate permissible by the laws in California relating to permissible rates of interest on commercial loans, whichever is less. Pursuant to the terms of the Merger, upon occurrence of the Merger, the principal and interest under the Promissory Notes will automatically be treated as a contribution to capital to MMR and the Promissory Notes will be fully discharged in accordance with their terms.

9. Restructuring Activities

From May 29, 2008 to November 7, 2008, the Company provided notices under the federal Worker Adjustment and Retraining Notification Act (WARN Act) to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. In accordance with employment agreements for senior management, the cost of severance totaling $1.4 million which included nine months of base salaries and health benefits was accrued as operating expense in the second quarter of 2008. Of the total severance expense, approximately $1.2 million was recorded as research and development expenses and $200,000 was recorded as marketing, general and administrative expenses. Effective October 28, 2008, the Company entered into Consent to Compromise Agreement and Release settlements with the six members of senior management. Under the terms of these agreements, the total severance liability of $1.4 million was paid as follows; approximately $362,000 was paid during December 2008, a total of $76,000 is to be paid pursuant to promissory notes due in full on August 31, 2009, including accrued interest of 17% per annum, and the remaining approximately $1,032,000 is payable in warrants to be issued in 2009 in conjunction with the closing of the Merger with MMR. As of December 31, 2008, the total severance liability recorded for senior management amounted to $1,108,000.

As of October 28, 2008, the Company had recorded expenses of approximately $2.4 million relating to non-executive severance costs, of which $1.8 million was recorded as research and development expenses and $600,000 was recorded as marketing, general and administrative expenses. The total remaining unpaid severance costs for non-executives as of October 28, 2008 amounted to approximately $1,325,000. On that date, the Company entered into a series of Consent to Compromise Agreement and Release settlements with all of the former non-executive employees with outstanding balances. Under the terms of these agreements, the Company and each employee agreed to settlement of 65% of the original unpaid severance costs, amounting to total of approximately $861,000. The difference between the amount due and the settlement amount of approximately $464,000 was recorded as a reduction of research and development expenses of $281,000 and a reduction of marketing, general and administrative expenses of $183,000 the year ended December 31, 2008. Of the remaining outstanding claim of $861,000, approximately $332,000 was paid during December 2008, and the remaining claims totaling approximately $529,000 are payable in 18 equal monthly payments of approximately $29,000 commencing in July 2009. As of December 31, 2008, the total severance liability recorded for the non-executives amounted to approximately $571,000, including $529,000 in future severance payments and estimated payroll taxes of $42,000.

10. Subsequent Events

On November 8, 2008, the Company entered into a definitive agreement for a reverse merger with a MMR, under which terms the current shareholders of MMR will own 60% of the equity of the Company on a fully diluted basis, with current shareholders of the Company holding 33% and certain officers, directors and creditors of the Company owning the remaining 7%. The Merger was approved by the majority of shareholders of each class of the MMR's shares in December 2008. Closing of the Merger took place on January 27, 2009.

Effective as of the closing date of the Merger of January 27, 2009, the Company entered into a Resignation and Post-Merger Employment Arrangement with its two remaining officers, whereby the officers agreed to remain employed under an "at will" arrangement for the duration of the post-merger transition. Under the terms of the arrangement, the officers received aggregate bonus payments of approximately $134,000 which were paid in January 2009, as well as additional compensation totaling approximately $25,000, payable pursuant to promissory notes due on August 31, 2009. The officers also received an aggregate of 3,269,055 warrants to purchase shares of the Company's common stock, effective as of the Merger closing date of January 27, 2009. In addition, the Company's Chief Executive Officer received payment in January 2009 of approximately $160,000 for salary deferred since June 2008. As a condition of the agreement, the officers also agreed to give up any claims to accrued vacation earned under the Company's policy, which amounted to an aggregate amount of approximately $90,000. As a result, the accrued vacation liability was removed from the balance sheet as of December 31, 2008, as the agreements released the Company of any further liability.

On January 27, 2009, the Company issued warrants to acquire 9,999,992 shares of the Company's common stock at an exercise price of $0.12 per share, which expire on January 26, 2014 to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. This includes warrants to acquire an aggregate 3,269,055 shares of common stock to the two remaining officers of the Company pursuant to the Resignation and Post-Merger Employment Arrangement described above.

On March 10, 2009, the Company entered into promissory notes payable amounting to a total of approximately $78,000 as settlements for certain outstanding accounts payable balances. Under the terms of the note payable agreements, the balances are payable in 18 equal monthly payments commencing six months after the closing of the Merger, with no stated interest.

Effective February 9, 2009, the Company changed its name from Favrille, Inc. to MMR Information Systems, Inc.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1

Agreement and Plan of Merger and Reorganization, dated as of November 8, 2008, by and among Favrille, Inc., Montana Merger Sub, Inc. and mymedicalrecords.com, Inc. (incorporated by reference to Exhibit 2.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

2.2

Form of Voting Agreement, dated as of November 8, 2008, by and among Favrille, Inc. and certain stockholders of mymedicalrecords.com, Inc. (incorporated by reference to Exhibit 2.2 of the registrant's current report on Form 8-K filed on November 13, 2008)

3.1

Amended and Restated Certificate of Incorporation, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed on February 2, 2009)

3.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on February 2, 2009)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on October 9, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on May 11, 2004)
4.2

Amended and Restated Investor Rights Agreement dated March 26, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.3

Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.4

Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.4 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.5

Form of Warrant issued pursuant to the Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.5 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.6

Securities Purchase Agreement dated February 12, 2007, by and among registrant and certain investors (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on February 13, 2007)

4.7

Warrant to purchase 250,000 shares of common stock dated December 19, 2006 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.8

Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.2 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.9

Amendment No. 1 to Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited dated August 10, 2007 (incorporated by reference to Exhibit 4.11 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2007)

4.10

Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.6 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.11

Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to Oxford Finance Corporation (incorporated by reference to Exhibit 4.7 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.12	Form of Warrant issued to investors in November 2007 registered direct offering (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on November 5, 2007)
4.13

Placement Agent Agreement dated November 2, 2007, by and between registrant and Lazard Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the registrant's current report on Form 8-K filed on November 5, 2007)

4.14

Warrant to purchase 10,000 shares of common stock dated April 8, 2008 issued to Porter Novelli Life Sciences, LLC (incorporated by reference to Exhibit 4.13 of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2008)

4.15

Form of Warrant issued pursuant to the Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent (incorporated by reference to Exhibit 4.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.1

Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

10.2	2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4A of the registrant's annual report on Form 10-K for the year ended December 31, 2006)
10.3

Form of Stock Option Agreement to the 2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.4

2005 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference to Exhibit 10.4 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.5

Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

10.6	Security Agreement dated July 31, 2007 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit10.6 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.7

Second Amended and Restated Secured Promissory Note dated August 1, 2008 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.7 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.8

Allonge to RHL Group Promissory Note and Security Agreement dated January 27, 2009 by and between mymedicalrecords.com, Inc. and The RHL Group, Inc. (incorporated by reference to Exhibit 10.8 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.9	Form of Indemnity Agreement for the registrant's directors and executive officers (incorporated by reference to Exhibit 10.9 of the registrant's current report on Form 8-K filed on February 2, 2009)
10.10

Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Robert H. Lorsch (incorporated by reference to Exhibit 10.10 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.11

Form of Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Naj Allana (incorporated by reference to Exhibit10.11 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.12

Amended and Restated Consulting Agreement dated as of January 27, 2009 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.12 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.13

Marketing and Strategic Planning Agreement dated August 24, 2006 by and between MMR and Hector V. Barreto, Jr. (incorporated by reference to Exhibit 10.13 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.14

Marketing and Strategic Planning Agreement dated November 23, 2005 by and between MMR and Bernard Stolar (incorporated by reference to Exhibit 10.14 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.15

Letter Agreement dated December 28, 2007 by and between MMR and The Rebensdorf Group, Inc. (incorporated by reference to Exhibit 10.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.16

Letter Agreement dated as of December 30, 2008 by and between MMR and Richard Teich (incorporated by reference to Exhibit 10.16 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.17

Letter Agreement dated January 27, 2009 by and among the registrant, MMR and John P. Longenecker (incorporated by reference to Exhibit 10.17 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.18

Letter Agreement dated January 27, 2009 by and among the registrant, MMR and Tamara A. Seymour (incorporated by reference to Exhibit 10.18 of the registrant's current report on Form 8-K filed on February 2, 2009)

21.1	Schedule of Subsidiaries (incorporated by reference to Exhibit 21.1 of the registrant's current report on Form 8-K filed on February 2, 2009)
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002