Form 10-Q
period 2009-03-31
MMR Information Systems, Inc.
filed 2009-05-20
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 000-51134

MMR INFORMATION SYSTEMS, INC.
 (Exact name of Registrant as Specified in Its Charter)

DELAWARE	33-0892797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2934½ BEVERLY GLEN CIRCLE, SUITE 702 LOS ANGELES, CA	90077
(Address of Principal Executive Offices)	(Zip Code)

(310) 476-7002
 (Registrant's Telephone Number, Including Area Code)

N/A
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2009, the issuer had 125,715,668 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$25,496	$75,779
Restricted cash	165,000	-
Accounts receivable, net of allowance for doubtful accounts of $16,667 (unaudited) and $0 as of March 31, 2009 and December 31, 2008, respectively	12,688	6,928
Related party receivables	14,304	22,057
Prepaid expenses and other current assets	359,067	82,471
Total current assets	576,555	187,235

Property and equipment, net	49,615	47,050
Deposits	1,885	1,885
Advances due from related party	100,000	100,000
Intangible assets, net	112,014	128,484
Total assets	$840,069	$464,654

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$842,053	$822,520
Advances from affiliate	-	701,322
Related party payables	515,994	513,688
Compensation payable	59,580	58,188
Severance liability	620,613	-
Accounts payable and accrued expenses	2,014,690	944,438
Deferred revenue	144,333	189,824
Warrant liability	355,993	-
Notes payable, current portion	213,782	-
Capital leases payable, current portion	9,741	6,929
Total current liabilities	4,776,779	3,236,909

Notes payable, less current portion	111,561	-
Capital leases payable, less current portion	14,307	16,151
Total liabilities	4,902,647	3,253,060

Commitments and contingencies (See Note 5)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 122,269,253 (unaudited) and 80,629,266 shares issued and outstanding as of March 31, 2009 and December 31 2008, respectively	122,269	80,629
Treasury stock, at cost, 0 and 1,145,324 shares as of March 31, 2009 (unaudited) and December 31, 2008, respectively	-	(16,860)
Additional paid-in capital	9,049,340	8,300,460
Accumulated deficit	(13,234,187)	(11,152,635)
Total stockholders' deficit	(4,062,578)	(2,788,406)
Total liabilities and stockholders' deficit	$840,069	$464,654

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues
Subscriber	$92,495	$53,011
License fees and other	53,292	26,000
Total revenues	145,787	79,011
Cost of revenues	106,852	116,467
Gross profit (loss)	38,935	(37,456)
General and administrative expenses	1,294,405	419,717
Sales and marketing expenses	235,886	364,898
Technology development	43,748	45,000
Loss from operations	(1,535,104)	(867,071)
Gain on settlement of payables	52,225	-
Change in valuation of warrants	(355,993)	-
Interest and other expenses, net	(242,680)	(116,853)
Net loss	$(2,081,552)	$(983,924)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	109,748,626	63,703,628

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2008, as restated in terms of shares of Favrille, Inc.	-	$-	80,629,266	$80,629	(1,145,324)	$(16,860)	$8,300,460	$(11,152,635)	$(2,788,406)

Shares issued to RHL Group for extension of guarantee	-	-	328,174	328	-	-	4,672	-	5,000
Reverse merger with Favrille, Inc.	-	-	41,254,550	41,255	-	-	441,346	-	482,601
Shares issued to replace options previously issued	-	-	57,263	57	1,145,324	16,860	(15,451)	-	1,466
Stock based compensation	-	-	-	-	-	-	112,709	-	112,709
Warrants issued for services	-	-	-	-	-	-	205,604	-	205,604
Net loss	-	-	-	-	-	-	-	(2,081,552)	(2,081,552)

Balance as of March 31, 2009 (unaudited)	-	$-	$122,269,253	$122,269	-	$-	$9,049,340	$(13,234,187)	$(4,062,578)

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(2,081,552)	$(983,924)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,199	37,318
Change in allowance for doubtful accounts	16,667	-
Common stock issued as consideration for extension of guarantee	5,000	-
Common stock issued as replacement of options previously issued	1,466	-
Change in valuation of warrants	355,993
Stock-based compensation	112,709	3,945
Warrants issued for services	205,604	-
Restricted common stock issued for services	-	102,750
Gain on settlement of payables	(52,225)	-
Common stock issued as interest expense on line of credit	-	105,000
Effect of changes in:
Restricted cash	(165,000)	-
Accounts receivable	(22,427)	7,894
Related party receivables	7,753	-
Prepaid expenses and other current assets	(90,021)	21,561
Deposits	-	13,000
Related party payables	2,306	(73,614)
Compensation payable	1,392	83,532
Accounts payable and accrued expenses	615,266	300,158
Deferred revenue	(45,491)	(15,520)
Deferred rent	-	(1,917)
Net cash used in operating activities	(1,105,361)	(399,817)

Investing activities:
Purchase of property and equipment	(6,924)	(3,566)
Website development	(6,370)	-
Cash acquired from reverse merger with Favrille, Inc.	1,050,506	-
Net cash provided by (used in) investing activities	1,037,212	(3,566)

Financing activities:
Payments of capital lease payable	(1,667)	(2,233)
Proceeds from line of credit, related party	19,533	124,829
Issuance of common stock	-	269,337
Net cash provided by financing activities	17,866	391,933
Net (decrease) in cash	(50,283)	(11,450)
Cash, beginning of period	75,779	11,450
Cash, end of period	$25,496	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$901	$9,082
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:

Payment of payables through issuance of notes payable	$245,853	$-

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On January 27, 2009, MMR Information Systems, Inc. ("MMRIS"), (formerly known as Favrille, Inc. ("Favrille"), a Delaware corporation formed in January 2000, and hereinafter referred to as the "Company") consummated a business combination with MyMedicalRecords, Inc. (formerly known as mymedicalrecords.com, Inc., a Delaware corporation formed in 2005) ("MMR") through a merger of a wholly-owned subsidiary of MMRIS with and into MMR pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated November 8, 2008 (the "Merger"). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR was cancelled and the former stockholders of MMR received an aggregate of 79,812,116 shares of Favrille common stock. In addition, MMRIS assumed the obligations of MMR under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represented the right to receive an aggregate 12,787,080 shares of MMRIS common stock at the effective time of the Merger. In connection with the Merger, MMR became a wholly-owned subsidiary of the Company, with the former stockholders of MMR collectively owning shares of the Company's common and preferred stock representing approximately 60.3% of the voting power of the Company's outstanding capital stock.

For accounting purposes, the Merger was treated as a reverse acquisition with MMR being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR. The results of operations for MMRIS are included in the Company's consolidated financial results beginning on January 27, 2009.

The presentation of consolidated statements of stockholders' equity (deficit) reflects the historical stockholders' equity (deficit) of MMR through January 26, 2009. The effect of the issuance of shares of MMRIS common stock in connection with the Merger and the inclusion of MMRIS's outstanding shares of common stock at the time of the Merger on January 27, 2009 is reflected in the three months ended March 31, 2009.

MMRIS, headquartered in Los Angeles, California, seeks to empower consumers and medical professionals by facilitating access to consumer medical records and associated vital documents (such as living wills, birth certificates and insurance policies). MMRIS offers consumers an easy-to-use, secure web-based product that allows documents, images and voice mail messages to be transmitted in and out of MMRIS's proprietary system using a variety of methods, including fax, file upload and email.

Principles of Consolidation

The consolidated financial statements include the accounts of MMRIS, and its wholly-owned subsidiaries MMR and Montana Merger Sub, Inc. All intercompany transactions have been eliminated upon consolidation

Basis of Presentation

The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three month period March 31, 2009 are not indicative of the results that may be expected for the fiscal year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008, and in the Company's current report on Form 8-K/A filed on May 4, 2009.

Management's Plan

The Company has incurred net losses of approximately $3.5 million for the year ended December 31, 2008 and approximately $2.1 million (unaudited) for the three months ended March 31, 2009, and has an accumulated deficit of approximately $13.2 million (unaudited) as of March 31, 2009. Furthermore, its current liabilities exceed its current assets by approximately $4.2 million (unaudited) as of March 31, 2009.

Historically, the Company issued capital stock and received funds from The RHL Group, Inc. (a significant shareholder wholly-owned by its Chairman and Chief Executive Officer) to operate its business. At December 31, 2008 and March 31, 2009, the Company had $75,779 and $25,496 (unaudited), respectively, in cash and cash equivalents, and although it expects to receive additional funding from The RHL Group, Inc. pursuant to the Third Amended and Restated Note dated April 29, 2009, it nevertheless will still be required to obtain additional financing in order to meet the obligations for installment payments resulting from settlement payments with various creditors (the" Creditor Plan") and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, Inc., which note payable had a balance of $842,053 (unaudited) at March 31, 2009, among other obligations.

As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Management's plan regarding this matter is to increase its available line of credit with The RHL Group (see Note 11). Additionally, the Company plans to sell additional equity securities, explore other debt financing arrangements and continue to increase its existing customer base to obtain additional cash flow over the next twelve months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets and stock-based compensation. These estimates are based on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

(b) CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

As of March 31, 2009, the Company had restricted cash amounts of $165,000 (unaudited). This represents balances maintained by the Company for the payment of creditors under the Creditor Plan. Accordingly, the Company is not allowed to utilize these amounts in its operations, and as a result, has reported the amounts separately from cash and cash equivalents on the accompanying consolidated balance sheets.

(c) TRADE AND OTHER RECEIVABLES

Receivables represent claims against third parties that will be settled in cash. The carrying value of receivables, net of an allowance for doubtful accounts, if any, represents their estimated net realizable value. The allowance for doubtful accounts, if any, is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when collection efforts have been unsuccessful in collecting the amount due.

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments" requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2008 and March 31, 2009 (unaudited), the carrying value of short-term and long-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

The Company utilizes SFAS No. 157 "Fair Value Measurements" ("SFAS 157"), for valuing financial assets and liabilities measured on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.
Level 2:

Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company's financial assets and liabilities, including cash, accounts payable and accrued expenses approximate fair value, without being discounted, due to the short-term maturities during which these amounts are outstanding.

(e) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Furniture and Fixtures: 5 Years

Computer Equipment: 5 Years

When items are retired or disposed of, income is charged or credited for the difference between the net book value of the asset and the proceeds realized thereon.

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

All property and equipment, along with all other assets of the Company, are pledged as collateral for a line of credit from a related party (see Note 3 - Line of Credit, Related Party).

(f) INTANGIBLE ASSETS

Intangible assets are comprised of website development costs and domain names. The Company accounts for website development costs in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 00-2, "Accounting for Website Development Costs" and with SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Pursuant to the provisions of SFAS No. 86, the Company capitalizes internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, the Company evaluates the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. During the three months ended March 31, 2009 (unaudited), there were no amounts written off.

The Company accounts for domain names in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and amortizes them on a straight-line basis. Identifiable intangible assets are amortized over their estimated useful lives as follows:

Website Development Costs: 5 Years

Domain Name: 5 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

The Company accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If it is determined that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent of the difference between the fair value and the asset's carrying amount.

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company had no impairment charges under SFAS No. 144 during the three months ended March 31, 2009 (unaudited).

(h) REVENUE RECOGNITION

The Company's revenues are derived from services, which are comprised of providing electronic access to consumer medical records and other vital documents and from the licensing of its services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company's subscriber revenues consist of annual and monthly recurring retail subscriptions and usage-based fees, which are primarily paid in advance by credit card, and corporate accounts that are based on either on an access-fee or actual number of users, and in each case billed in advance at the beginning of each month of service. In accordance with Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company defers the portions of annual recurring subscription fees collected in advance and recognizes them on a straight line basis over the subscription period.

The Company grants exclusive licenses for the sale and marketing of its services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. License fee revenues received in advance from international licensees for the grant of the license are deferred and recognized over the period covered by the agreement. Minimum guaranteed royalty payments received in advance are deferred and recognized over the period to which the royalty relates. All such revenues are included under License Fees and Other. In those cases where a license agreement contains multiple deliverables, the agreement is accounted for in accordance with the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables."

(i) INCOME TAXES AND UNCERTAIN TAX POSITIONS

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 did not have any impact on the Company. The Company classifies interest and penalties as a component of interest and other expenses. To date, there have been no interest or penalties assessed or paid.

(j) ADVERTISING

The Company expenses advertising costs as incurred.

(k) SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), "Share Based Payment," ("SFAS123(R)"). The Company applies SFAS 123(R) in accounting for stock issued to employees under the recognition of compensation expense related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant. During the three months ended March 31, 2009 (unaudited) and 2008 (unaudited), there were no stock option grants. During the three months ended March 31, 2008 (unaudited), there were no warrant grants. Grants of warrants during the three months ended March 31, 2009 (unaudited) were valued using the following assumptions:

Three Months
Ended
March 31,
2009

Expected life in years	5 years
Stock price volatility	102.18% - 103.28%
Risk free interest rate	1.86% - 1.90%
Expected dividends	None
Forfeiture rate	0%

The assumptions used in the Black-Scholes models are based upon the following data: (1)  The Company uses the contractual life of the underlying warrant as the expected life. (2) In the absence of an extensive public market for the Company's shares, the expected stock price volatility of the underlying shares over the expected term of the option was taken at 102.18% - 103.28%, which is approximately the mid-point of the range for similar companies at the various grant dates. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying warrants. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

In accordance with SAB No. 107, options issued to non-employees are treated the same as those issued to employees with the exception of determination of the measurement date. Per EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," as further clarified by EITF No. 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees," the measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Options granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, the Company will revalue the associated options and recognize additional expense based on their then current values.

(l) NET LOSS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the three months ended March 31, 2009 and 2008, 34,626,997 (unaudited) and 12,109,615 (unaudited) potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their effect was anti-dilutive.

(m) RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred. Costs for software development relating to our website incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives.

(n) CONCENTRATIONS

For the three months ended March 31, 2009 (unaudited) and 2008 (unaudited), there were three customers representing a combined 76.4% and 72.5%, respectively, of the Company's revenue.

(o) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. The adoption of SFAS No. 162 did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The adoption of SFAS No. 161 did not have a material effect on the Company's financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("SFAS No. 157"), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  Therefore, the Company adopted SFAS 157-2 effective January 1, 2009.  The adoption of this accounting pronouncement did not have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" - an amendment of ARB No. 51" ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have any significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS No. 141R"), which revises current purchase accounting guidance in SFAS  No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of the adoption of SFAS No. 141R on the Company's financial statements will depend on the nature and extent of the Company's future acquisition activities.

In July 2008, the FASB issued EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock." EITF 07-5 provides a two step approach for determining whether an equity-linked financial instrument (or an embedded feature) is indexed to an entity's own stock. The guidance in this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 did not have any significant impact on its financial statements.

In July 2008, the FASB issued EITF 08-4, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios." EITF 08-4 provides transition guidance for conforming changes made to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios," that resulted from EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The Company's adoption of EITF 08-4 did not have any significant impact on its financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP No. EITF 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP No. EITF 03-6-1 did not have any significant impact on its financial statements.

NOTE 3 - LINE OF CREDIT, RELATED PARTY

On July 31, 2007, MMR entered into a promissory note agreement and a security agreement with The RHL Group, Inc., a corporation wholly owned by the Chairman and CEO of the Company, to borrow up to $100,000 under a revolving line of credit. This agreement was subsequently superseded by an amended and restated promissory note on August 23, 2007 under the terms of which the line amount was increased to $1 million. Amounts borrowed under the terms of this agreement are secured by all the assets of the Company. Interest on outstanding loan balances accrued at a rate equal to the lesser of the Wall Street Journal Prime Lending Rate (7.5% on August 23, 2007) plus 3% or the maximum rate allowed by law under the California Constitution (5% per annum), plus the rate prevailing at the Federal Reserve Bank of San Francisco on November 25, 2007 (5%), for advances to member banks. Interest expense on this note for the three months ended March 31, 2009 and 2008 amounted to $20,434 (unaudited) and $7,405 (unaudited), respectively, and the unpaid balance of interest was $19,532 (unaudited) and $7,405 (unaudited), respectively.

In conjunction with the loan agreement noted above, MMR was required to maintain certain financial covenants. As of December 31, 2008, MMR was in compliance with all of its covenants, including the requirement that at any time after September 1, 2007, MMR had at least $125,000 in cash including availability under this Line of Credit or such other amount as necessary to maintain operations through the subsequent thirty (30) days. These covenants were amended subsequent to the year ended December 31, 2008, as described below.

On January 27, 2009, MMR entered into an allonge agreement (the "Allonge") with The RHL Group, Inc. which modified the terms of MMR's outstanding line of credit. The Allonge agreement suspended certain rights (the "Suspended Rights") held by The RHL Group, Inc. from the closing date of the reverse merger transaction, January 27, 2009, until the earlier of: (1) the date that all amounts outstanding under the line of credit issued pursuant to the Creditor Plan in the aggregate amount of $709,000 are repaid, (2) the date cash of $709,000 payable in satisfaction of the outstanding line of credit notes issued pursuant to the Creditor Plan is deposited into the Escrow Fund (as defined in the Creditor Plan); or (3) ten days after the two year anniversary of January, 27, 2009.

The Suspended Rights are as follows:

  Any right of The RHL Group, Inc. to declare a Default or an Event of Default (as defined in the Note and the Security Agreement) or deliver any notice thereof to MMR, including the convenant to maintain a cash availability under the line of credit of at least $125,000.
  Any right of The RHL Group, Inc. to accelerate the maturity date of the note.
  Any right of The RHL Group, Inc. to assign the note, or the proceeds of the note, or otherwise negotiate the note.
  Any right of the Lender to receive payment of the unpaid balance of the note prior to the dates described above.

On April 29, 2009, the Company agreed to restructure MMR's secured credit facility with The RHL Group, Inc. and entered into a Secured Credit Restructuring Agreement with MMR, The RHL Group, Inc. and Robert H. Lorsch, the Chairman, Chief Executive Officer and President of the Company (the "Restructuring Agreement"). MMR issued The RHL Group, Inc. a Third Amended and Restated Note (the "Third Amended Note"), and the Company agreed to guaranty MMR's obligations under the Third Amended Note (the "Guaranty") (See Note 11).

NOTE 4 - INCOME TAXES

Under Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to- date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

MMR, in its capacity as the operating company taking over MMRIS's income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. This is based on an expectation that the combined entity will generate net operating losses in 2009, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for March 31, 2009.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2011. Total rent expense for the three months ended March 31, 2009 and 2008 was $9,000 (unaudited) and $42,237 (unaudited), respectively. Future minimum lease payments as of March 31, 2009, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ended	Operating	Capital
December 31,	Leases	Leases

2009 (remainder of)	$43,000	$9,354
2019	-	8,959
2011	-	8,959
Total minimum lease payments	$43,000	27,272
Less interest portion		(3,224)
		$24,048

The amount shown under Operating Leases includes the Company's obligation under a long term lease for office space. In August 2008, MMR vacated this space prior to the end of the lease term. In February 2009, the Company and the landlord approved a settlement agreement. The Company accrued for the amount of the settlement liability as of December 31, 2008, which amounted to $62,500 and is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The remaining balance of the settlement liability as of March 31, 2009 amounts to $40,000 (unaudited). The remaining balance is being paid at a rate of $10,000 per month.

Guarantee provided by The RHL Group, Inc.

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, the Company was required to invest $250,000 in a joint venture with the investor to establish an entity to market and sell the Company's services in the countries of Japan, China, Korea, Taiwan and Thailand. The Company has paid $100,000 to date of this amount, which is shown on the balance sheet as advances due from related party. To date, the joint venture has not been incorporated, has not commenced operations and there are no employees. The Company and the investor are still in the process of setting up this operation. In September 2007, The RHL Group, Inc., a shareholder, wholly owned by the Chairman and CEO of the Company, provided the investor with a guarantee that the Company would meet its obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group, Inc. 100,000 shares of MMR common stock, which became 328,174 shares of MMRIS upon closing of the Merger, valued at approximately $5,000 (unaudited). This expense has been reflected in general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2009.

Employment Agreements

The Company has employment agreements with its Chairman, President and Chief Executive Officer, Robert H. Lorsch, and its Chief Financial Officer and Senior Vice President, Naj Allana. Under each employment agreement, the executive officers receive a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

The current term of Mr. Lorsch's employment agreement is effective until June 30, 2009 unless earlier terminated by the Company without cause (as defined in the agreement) upon 30 days written notice or for cause if Mr. Lorsch fails to cure the acts or omissions constituting cause within 30 days. If Mr. Lorsch's employment is terminated by the Company for cause or voluntarily by Mr. Lorsch without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lorsch's employment is terminated by the Company without cause or voluntarily by Mr. Lorsch for good reason, Mr. Lorsch will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lorsch. Mr. Lorsch is not entitled to any severance payments or benefits under the agreement if he is terminated for cause or voluntarily resigns without good reason. Unless terminated by the Company or voluntarily terminated by Mr. Lorsch, his employment agreement will be extended automatically for successive one year periods at the expiration of the then current term, unless the Company provides written notice of non-extension at least 60 days prior to the expiration of the term.

Mr. Lorsch's employment agreement includes provisions that prohibit Mr. Lorsch from disclosing the Company's confidential information and trade secrets and competing with the Company during the term of his employment agreement or soliciting the Company's employees for 18 months following termination of employment.

Mr. Allana's employment agreement is effective until December 13, 2009, and will automatically renew for successive 12 month periods unless terminated at least 120 days prior to the end of the term. If the Company terminates Mr. Allana's employment, unless due to misconduct (as defined in the employment agreement), the Company must continue to pay Mr. Allana his monthly salary for the remainder of the then current term, or if done 120 days preceding the end of the term, then through the end of the next 12 month term.

On January 27, 2009, the Company executed a new employment agreement with Mr. Lorsch, and approved a new employment agreement with Mr. Allana. The new agreement for Mr. Lorsch extends the term of the existing employment agreement through December 31, 2011. The proposed agreement for Mr. Allana extends the term of the existing employment agreement through February 15, 2010.

Litigation Matters

From time to time, the Company is involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any other known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company's financial statements.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

MMR has three classes of preferred stock authorized and outstanding, Series A, Series B and Series C. As of December 31, 2008, there were 3,332,694, 1,263,750 and 1,580,082 shares of MMR's Series A, Series B and Series C Preferred Stock, respectively, issued and outstanding. Immediately prior to the Merger, the outstanding MMR preferred stock was converted to MMR common stock, representing an aggregate of 6,176,526 shares, which converted into MMRIS common stock in the Merger. As of March 31, 2009 (unaudited), there were no shares of MMR preferred stock issued and outstanding.

The Company has 5,000,000 shares of MMRIS preferred stock authorized. As of March 31, 2009 (unaudited), there were no shares of MMRIS preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock. Immediately prior to the Merger, there were 41,254,550 shares of MMRIS common stock issued and outstanding.

Pursuant to the Merger Agreement, MMRIS agreed to issue (or reserve for issuance) an aggregate 92,599,196 shares of MMRIS common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

Immediately prior to the Merger, and including the conversion of 6,176,526 shares of MMR preferred stock into MMR common stock, the issuance of 100,000 shares of MMR common stock to The RHL Group, Inc. for renewal of a guarantee (see Note 5), MMR had 24,320,100 shares of common stock issued and outstanding. At the effective time of the Merger, and in accordance with the terms of the Merger Agreement, these shares of outstanding MMR common stock automatically converted into 79,812,087 shares of MMRIS common stock.

On March 13, 2009, the Company approved the issuance of 1,202,587 shares of MMRIS common stock including 1,145,324 shares of treasury stock, as replacement of options to acquire 1,202,587 shares of common stock. This resulted in an additional expense of $1,466 (unaudited) recorded during the three months ended March 31, 2009.

As of March 31, 2009, the total shares of MMRIS common stock issued and outstanding amounted to 122,269,253 (unaudited).

Warrants for Purchase of Preferred B shares

On April 1, 2007, MMR granted 200,000 warrants to purchase Series B Preferred Stock of MMR at an exercise price of $2.00. The warrants were issued to the largest distributor of employee assistance services in the US as an incentive to market and sell MMR's services into their customer base. The related services agreement was for five years, and the customer never bought any services from MMR.

Upon closing of the Merger on January 27, 2009, these warrants converted into warrants to purchase 656,346 shares of MMRIS common stock at an exercise price of $0.61 per share. There was no additional expense recorded during the three months ended March 31, 2009 resulting from the modification of these warrants.

NOTE 7 - EQUITY INCENTIVE PLAN

Stock Option Activity

A summary of option activity for the three months ended March 31, 2009 (unaudited) is presented below, including options outstanding for the Company. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated as of December 31, 2008 to reflect the conversion ratio of MMR to MMRIS shares.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Options	Price	(Years)

Outstanding at December 31, 2008	13,862,228	$0.47	1.76	$-
Granted	-	$-
Forfeited	(170,679)	$0.22
Cancelled	(1,202,587)	$0.01
Outstanding at March 31, 2009 (unaudited)	12,488,962	$0.51	1.68	$2,520,351

Vested and expected to vest
at March 31, 2009 (unaudited)	12,422,702	$0.52	1.68	$2,475,671

Exercisable at March 31, 2009 (unaudited)	11,607,390	$0.47	1.70	$2,475,671

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

A summary of the activity of the Company's nonvested options for the three months ended March 31, 2009 (unaudited) is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2008	1,207,823	$0.57
Granted	-	$-
Vested	(320,417)	$0.53
Forfeited	(5,834)	$2.48
Nonvested at March 31, 2009 (unaudited)	881,572	$0.59

As of March 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was $518,387 (unaudited), which is expected to be recognized during the year ended December 31, 2010. Total stock option expense recorded during the three months ended March 31, 2009 and 2008 amounted to $112,709 (unaudited) and $3,945 (unaudited), respectively, and is reflected in general and administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009 (unaudited).

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05 - 0.06	10,764,111	0.92	$0.05	10,101,575	$0.05
0.52 - 2.58	930,811	5.99	1.33	777,874	1.11
3.88 - 7.40	794,040	6.90	5.90	727,941	6.04
	12,488,962			11,607,390

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, Favrille issued warrants to purchase up to 4.4 million shares of MMRIS common stock at an exercise price of $2.77 per share. The warrants are exercisable as of the date of grant through November 7, 2012. The Company valued the warrants using a Black-Scholes pricing model. EITF 00- 19," Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" requires freestanding contracts that are settled in a Company's own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was applied to determine that the liability is accounted for as a derivative under SFAS 133 (see annual report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 for a more detailed discussion). The valuation of these warrants amounted to $0 and $355,993 (unaudited) as of December 31, 2008 and March 31, 2009. The increase in fair value of $355,993 was included as a component of other expense in the accompanying consolidated statements of operations.

Immediately prior to the Merger, MMRIS issued warrants to acquire 9,999,992 shares of MMRIS's common stock at an exercise price of $0.12 per share, which expire on January 26, 2014, to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. These warrants vested immediately and were valued on the date of grant using the Black-Scholes option pricing model using the assumptions as described in Note 2. As this transaction occurred immediately prior to the Merger, the resulting gain on the issuance of warrants was reflected in the statement of operations of Favrille. There is no impact of this transaction recorded on the accompanying consolidated statement of operations for the three months ended March 31, 2009 (unaudited).

On March 1, 2009, the Company granted to a consultant 500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.15 per share. The options vest over a six month period and have a contractual life of five years. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. As of March 31, 2009, the total value of these options amounted to $116,251 (unaudited), of which $19,058 (unaudited) was recorded as stock based compensation expense during the three months ended March 31, 2009. On March 1, 2009, the Company granted an additional 1,250,000 warrants to this consultant with an exercise price of $0.15 per share, conditional upon the consultant being hired as full time employee by November 1, 2009. If this condition is met, the warrants vest over a 30 month period and expire on November 1, 2014. The Company has not recorded any expense for these warrants as of March 31, 2009, as their vesting was not assessed as probable.

On March 8, 2009, the Company granted to a group of consultants an aggregate total of 600,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.175 per share. Of the warrants granted, 100,000 vested immediately upon grant and 500,000 vest over a two year period. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $68,725 (unaudited), of which $12,910 (unaudited) was recorded as a reduction of outstanding accounts payable as of during the three months ended March 31, 2009.

On March 13, 2009, the Company granted to a group of vendors an aggregate total of 1,300,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.175 per share. These warrants all vested immediately. These warrants were used valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these options amounted to $173,636 (unaudited), which was recorded as interest expense during the three months ended March 31, 2009, as the Company granted these warrants as consideration for the vendors agreeing to defer payment of their outstanding liabilities.

The following summarizes the total warrants outstanding and exercisable as of March 31, 2009 (unaudited).

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.12 - 0.61	14,306,338	4.84	$0.15	12,056,338	$0.15
1.80 - 2.77	4,459,910	3.61	2.77	4,459,910	2.77
3.98 - 5.19	355,378	2.77	4.04	355,378	4.04
5.26 - 6.33	3,016,409	1.93	5.27	3,016,409	5.27
	22,138,035		$1.44	19,888,035	$1.58

The weighted average fair value of warrants granted during the three months ended March 31, 2009 amounted to $0.09 (unaudited). There were no warrants issued during the three months ended March 31, 2008 (unaudited).

Restricted Stock Program

Under the Restricted Stock Program, a restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions relating to the sale or transfer of the shares. A committee appointed by the Board to administer the program or the Board itself shall determine to whom an offer will be made, the number of shares the person may purchase, the price to be paid and the restriction to which the shares shall be subject. The offer shall be accepted by the Participant within thirty days from the date of the offer evidenced by the Restricted Stock Purchase Agreement. The purchase price of shares shall not be less than 85% of the fair market value of such shares on the issue date, with the provision that the purchase price for a 10% stockholder shall not be less than 110% of such fair market value. Shares are either fully and immediately vested upon issuance, or may vest in installments upon attainment of specified performance objectives. There were no shares issued under the restricted stock program for the three months ended March 31, 2009 (unaudited). During the three months ended March 31, 2008, MMR issued 1,385,000 (unaudited) shares of restricted MMR common stock for services and interest expense on the line of credit with The RHL Group, Inc. These shares of MMR became 4,545,197 (unaudited) shares of MMRIS subsequent to the merger. The total value of these restricted shares amounted to $207,750, of which $102,750 is recorded in general administrative expenses and $105,000 is recorded in interest and other expenses, net on the accompanying consolidated statement of operations for the three months ended March 31, 2008.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for past services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. No shares were issued under the Stock Bonus Program during the three months ended March 31, 2009 or 2008 (unaudited).

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Promissory notes payable due to the former officers of MMRIS as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$-

Promissory notes payable due to the two remaining officers of MMRIS pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31,
2009 with no stated interest	25,444	-

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	-
	325,343	-
Less: current portion	213,782	-
Notes payable, less current portion	$111,561	$-

Future maturities with respect to these notes payable as of March 31, 2009 were as follows.

Year Ended
December 31,

2009 (remainder of)	$176,596
2010	148,747
Total	$325,343

NOTE 9 - RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, Favrille (now MMRIS) had provided notices under the federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former Favrille employees amounted to $1,682,416 (unaudited). On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 (unaudited) warrants issued to creditors (see Note 7), the Company issued warrants as settlement of $985,020 (unaudited) of these amounts. In addition, the Company signed promissory notes with certain former executives totaling $76,783 (unaudited), which is payable in full on August 31, 2009 (see Note 8).

As of March 31, 2009, the total remaining severance liabilities amounted to $620,613 (unaudited), which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax.

During the period from January 27, 2009 through March 31, 2009, the Company entered into a series of settlement agreements with certain vendors of MMRIS pursuant to the Creditor Plan, in which the Company settled approximately $245,853 (unaudited) of its outstanding accounts payable for an aggregate settlement amount of $193,628 (unaudited), including promissory notes of $139,355 (unaudited) payable in 18 monthly installments starting on July 27, 2009 (see Note 8). This resulted in a gain of $52,225 (unaudited), which has been recorded as a gain on settlement of payables in the accompanying consolidated statement of operations for the three months ended March 31, 2009.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company incurred $17,500 (unaudited) and $13,525 (unaudited) during the three months ended March 31, 2009 and 2008, respectively, towards marketing consulting services from a director. Included in related party payables at March 31, 2009 and December 31, 2008 was $83,525 (unaudited) and $76,025, respectively, with respect to these services.

The Company also incurred $12,500 (unaudited) during each of the three months ended March 31, 2009 and 2008, respectively, towards marketing consulting services from a second director. Included in related party payables at March 31, 2009 and December 31, 2008 was $87,500 (unaudited) and $75,000, respectively, with respect to these services.

In August 2006, the Company entered into a month-to-month lease with The RHL Group, Inc. for the use of furniture and art for the Company's offices, for a total of $1,000 per month which terminated on August 15, 2008. The Company incurred expenses of $0 (unaudited) and $3,000 (unaudited) during the three months ended March 31, 2009 and 2008, respectively.

In August 2008, the Company entered into an eight month lease with its Chairman and Chief Executive Officer for the use of office space for a total of $3,000 per month plus a share of utilities. This lease was renewed in April 2009 on a month-to-month basis (see Note 11).

In February 2006, the Company entered into a letter agreement with MyMedicalRecords.com.au ("MMR AU") granting it a 10 year exclusive right to market and sell the Company's products and services in Australia and New Zealand. The controlling shareholder of MMR AU was, at the time of the signing of the initial letter agreement, a shareholder of the Company. This letter agreement was subsequently formalized in the form of a ten year license agreement in October 2007, at which time the controlling shareholder of MMR AU was no longer a shareholder of the Company.

The Company received $50,000 from MMR AU upon the signing of the letter agreement towards set up costs of the platform to be used by customers of MMR AU. The Company completed the setup of the platform for MMR AU in 2007, at which time it started to recognize this amount into revenue. The Company also received $150,000 in 2007 from MMR AU towards the minimum guarantee payment for years 2 and 3 of the license term. This amount has been deferred and is being recognized as income based on the number of months elapsed. During the three months ended March 31, 2009 and 2008, the Company amortized $15,625 (unaudited) and $20,000 (unaudited) of these amounts as license fee and other revenues in the accompanying Statement of Operations. The Company has accounted for this transaction under EITF 00- 21, "Revenue Arrangements with Multiple Deliverables."

NOTE 11 - SUBSEQUENT EVENTS

In April 2009, the Company renewed its lease with its Chairman and Chief Executive Officer on a month-to-month basis for use of office space for a total of $3,000 per month.

Effective May 1, 2009, the Company entered into a lease agreement to lease additional office space in Beverly Hills, California. The lease is month-to-month and requires a monthly payment of $4,796 commencing in June 2009.

On April 29, 2009, the Company agreed to restructure MMR's secured credit facility with The RHL Group, Inc. and entered into a Secured Credit Restructuring Agreement with MMR, The RHL Group, Inc. and Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President (the "Restructuring Agreement"). MMR issued The RHL Group, Inc. a Third Amended and Restated Note (the "Third Amended Note"), and MMR Information Systems, Inc. agreed to guaranty MMR's obligations under the Third Amended Note (the "Guaranty").

The Third Amended Note amends and restates the existing The RHL Group, Inc. note ("RHL Group Note"), matures November 30, 2009, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the RHL Group Note) by the Security Agreement. Although the reserve credit line has been increased to $3,000,000, The RHL Group, Inc. is only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. The RHL Group, Inc. received, as an origination fee, a note for $200,000, payable at the Company's option in cash or warrants to acquire 2,800,000 shares of MMRIS common stock at an exercise price of $0.15 per share. The warrants, if issued, would have a four year term and be nontransferable without the Company's consent. If the term of the Third Amended Note is renewed, the Company would grant The RHL Group an additional origination fee on terms to be negotiated at such time.

In addition, under the Restructuring Agreement, The RHL Group, Inc. agreed to use commercially reasonable efforts to raise additional financing from third parties, and agreed to extend the maturity of the Third Amended Note for an additional six-month term if the Company is in full compliance with its covenants and other obligations under the Third Amended Note, on terms to be negotiated at such time. Additionally, Mr. Lorsch agreed to exercise all of his outstanding options prior to May 1, 2009 (which were exercised April 30, 2009), which resulted in an $113,220 reduction in principal owing The RHL Group, Inc. Finally, as a condition to agreeing to restructure MMR's secured credit arrangement, the Company also terminated the Allonge. Thus, if at any time after June 1, 2009 the Company is not in compliance with its covenants under the Third Amended Note or Security Agreement, The RHL Group, Inc. may, but is not obligated to, declare an event of default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and the description of our business appearing in our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009 (the "Form 10-K"). This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor provisions created by that statute. The words "anticipate," "expect," "believe," "plan," "intend," "will" and similar expressions are intended to identify such statements. Although the forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to:

  the possible invalidity of the underlying assumptions and estimates;
  possible changes or developments in economic, business, industry, market, legal and regulatory circumstances;
  conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials;
  the ability to generate subscribers for our products and services; and
  our ability to adapt our products to conform to any technical specifications necessary to benefit from stimulus package funding.

Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under "Risk Factors" in Item 1A of the Form 10-K. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Overview

Background and Basis of Presentation

On January 27, 2009, we consummated a business combination with MMR through a merger of our wholly-owned subsidiary with and into MMR pursuant to the terms of the Merger Agreement. In connection with the Merger, MMR became our wholly-owned subsidiary, with the former stockholders of MMR collectively owning (or having the right to acquire) shares of our common stock representing approximately 60.3% of the voting power of our capital stock on a fully diluted basis.

For accounting purposes, the Merger was treated as a reverse acquisition with MMR being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR and replace our historical financial results as we existed prior to the Merger. Our results of operations are included in MMR's financial results beginning on January 27, 2009.

MMR was incorporated in Delaware in 2005 and is headquartered in Los Angeles, CA. We provide users easy and ready access to medical records and other vital documents through our principal product, the MyMedicalRecords PHR, an easy-to-use, secure web-based personal health record system.

Source of Revenues

Our revenues are derived from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with a credit card or Paypal account either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. Revenues from subscriptions accounted for 63.4% and 67.1% of our total revenues in the first quarter of 2009 and 2008, respectively.

We also generate revenues from licensing the sale and marketing of our services internationally and, to a lesser extent, from ancillary fee payments. We record these licensing and other ancillary revenues under "License and Other Fees" in our income statement. When we enter into a licensing arrangement, we are sometimes paid an up front license fee and typically receive ongoing royalty payments that are often based on a percentage of revenue earned by our licensee. These fees are recognized over the license period. When we receive ancillary one-time payments, we record them when services or products are delivered. Revenues from licensing and other fees accounted for 36.6% and 32.9% of our total revenues in the first quarter of 2009 and 2008, respectively.

Cost of Revenue

Our cost of revenue includes the cost of maintaining our voice and fax mailboxes, long-distance call transport costs, fax and voice call processing costs, credit card transaction processing costs, web hosting and management fees, website maintenance and support costs, and costs associated with creating and mailing enrollment packages to our subscribers. Cost of revenue also includes customer service costs. We also charge to cost of revenue our direct selling costs, which include commissions paid to sales representatives who sell our wholesale and access based accounts.

Operating Expenses

The largest component of our operating expenses are our general and administrative expenses, which include personnel salaries and benefits, office rent and supplies, insurance costs, fees for legal and professional services, as well as our expenses for corporate telecommunications and internet access not associated with our products. Our operating expenses also include sales and marketing expenses (which include expenses associated with attending trade shows and travel costs, as well as a portion of personnel salaries allocated to sales and marketing activities), as well as technology development expenses (which includes expenses related to research and development as well as a portion of personnel salaries allocated to development activities).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. We base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see note 2 to our consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Revenue Recognition

In general, we recognize revenue for the provision of such services only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and the collectability of the resulting receivable is reasonably assured.

We follow the provisions of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104") and accordingly, we recognize annual recurring subscription fees paid in advance on a straight line basis over the subscription period. In addition, we follow the provisions of Emerging Issues Task Force ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables, and accordingly, we defer recognition of upfront fees paid under our licensing agreement and recognize them over the period covered by the licensing agreement, and similarly, we defer recognition of minimum guaranteed royalty fees paid in advance under our licensing agreement and recognize them in the period to which they relate.

Accounting for Income Taxes and Uncertain Tax Positions

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. Future tax benefits are subject to a valuation allowance when management is unable to conclude that deferred tax assets will more likely than not be realized from the results of operations. At each of the financial statement dates presented, we recorded a full valuation allowance against deferred income taxes due to our limited operating history and net losses recorded since inception. Our estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections or if management's expectations of future results change, it may be necessary to adjust the valuation allowance.

We have generated losses for federal and state income tax reporting since inception. These tax losses are available for carryforward until their expiration. In addition to potential expiration, there are other factors that could limit our ability to use our federal and state tax loss carryforwards. For example, use of prior net operating loss carryforwards can be limited after an ownership change, such as the Merger. Accordingly, it is not certain how much of our existing net operating loss carryforwards will be available for use. In addition, we must generate taxable income in the future in order to use net operating loss carryforwards that have not expired. We are in the process of evaluating the effects of the Merger and change in control of our company under Internal Revenue Code Section 382, which may limit the availability of our net operating loss carryfowards.

Effective January 1, 2007, we began to measure and record uncertain tax positions in accordance with Financial Accounting Standards Board ("FASB") Interpretation Number ("FIN") 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an Interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more- likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions under FIN 48 involves significant judgments by management.

Intangible Assets

We account for website development costs in accordance with the provisions of EITF 00-2, Accounting for Website Development Costs, and with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Pursuant to these provisions we capitalize internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. The determination of estimated future gross revenues requires the exercise of judgment and assumptions by our management and actual results could vary significantly from such estimates.

Impairment of Long-Lived Assets and Intangibles

We evaluate long-lived assets and identifiable intangible assets with finite useful lives under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and accordingly, management reviews our long-lived assets and identifiable intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows.

Share-Based Compensation

We recognize compensation expense, under the provisions of SFAS No. 123 (R), Share-Based Payment. As a result, we recognize compensation expense in an amount equal to the estimated fair value of stock-based awards and issuances, such as stock options granted to employees and non-employees and restricted stock awards. This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value of each stock option under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), volatility of the underlying equity security, and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. Because we do not have adequate historic data regarding exercise rates and determined that MMR's options are "plain vanilla," in accordance with SAB No. 110, we assigned the expected life equal to the midpoint between the vesting period and the contractual option termination. Further, because there is no public market for MMR's shares, the expected volatility is based on ranges for similar companies. The use of different public company comparables in our assumptions and other assumptions by management in the Black Scholes option pricing model could produce substantially different results.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see note 2 to our consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Internal Control over Financial Reporting

In connection with the audit for the years ended December 31, 2008 and 2007, our independent registered public accounting firm identified significant deficiencies in our internal control over financial reporting that were considered to be material weaknesses. These included the following:

  Inadequate Financial Statement Close Process and Cut-Off. Because we did not perform a timely and efficient close of our financial records and did not require supporting documentation for all closing journal entries, we were required to make a significant number of post- closing entries to adjust our financial statements to comply with generally accepted accounting principles.
  Lack of Financial Expertise and Accounting Staff. We have very limited accounting personnel and limited access to experts due to our limited cash situation. Because of these limitations, we misapplied accounting literature and authoritative guidance, which lead to errors in our financial statements.
  Lack of Supporting Documentation and Schedules. Because of the small size of our company prior to the Merger and the informal nature of our relationships with many of our consultants and directors, we did not always formally and promptly document equity-related transactions or maintain detailed accounting records supporting all cash transactions. This lack of supporting documentation and schedules led to errors in determining the impact on our financial statements of these transactions.
  Inadequate Journal Entry Review Process. Because of the small size of our company prior to the Merger, our journal entries were not reviewed and authorized by a person who has responsibility for oversight. This lack of oversight could lead to unauthorized entries, management override of controls or the concealment of errors and fraud.

In addition to the above, during the three months ended March 31, 2009, our independent registered public accounting firm identified an additional material weakness regarding our inadequate approval process and documentation of equity grants because we did not formally document all equity related grants and formally approve them in Board meetings.

To remedy these material weaknesses, we plan to hire experienced accounting staff with SEC public company experience and have already hired an outside consultant to develop and implement formal policies and procedures regarding the preparation of our financial statements.

Factors Affecting Future Results

In the first quarter of 2009, we entered into arrangements with The Latino Coalition, a non-profit organization with 600,000 business members nationwide, to market our product to its members (either on a direct to consumer basis or as an added benefit that its members can offer their employees), and with the United Marketing Group, a leading direct marketer of affinity membership programs and merchandise products, to market our products as a direct to consumer benefit. In addition, in May 2009 at its annual meeting, the National Rifle Association, or the NRA, announced the launch of NRA E-Safe, a private label version of our Electronic Safe Deposit product. The NRA is now gradually rolling out NRA E-Safe as an added benefit to its members. If members of these organizations take advantage of the introductory offers and subscribe for our services, these contracts could become important sources of revenue for our company over time, particularly after the initial introductory periods.

Our future results will also be affected by the fact that we have incurred losses since inception and our ability to achieve profitability in the near term is primarily dependent on our ability to invest capital in our business to increase revenues while controlling and limiting expenses at a rate slower than revenue growth. Some of the current conditions and other factors that we expect could have a significant impact on our future results are:

  Our ability to raise capital in order to meet our financial obligations and invest in our business to grow revenues;
  The pace of market adoption of our current and future products;
  Our ability to launch new products;
  Managing costs while building up an effective sales and service delivery organization for our products; and
  Our ability to enter into marketing arrangements with large membership and affinity organizations for our products and maintain and grow subscribers from such arrangements, such as those noted above, particularly after the initial introductory period.

Going Concern

As more fully described in note 1 to the consolidated financial statements appearing elsewhere in this quarterly report on Form 10- Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2008 financial statements for the year ended December 31, 2008 related to the uncertainty of our ability to continue as a going concern. At March 31, 2009, current liabilities of $4,776,779 exceeded cash and cash equivalents of $25,496.

Although we restructured our secured credit facility with The RHL Group, Inc. on April 29, 2009, The RHL Group, Inc. is only obligated to make an aggregate of $100,000 in new advances, loans and guarantees within 30 days of April 29, 2009 and to use its commercially reasonable efforts to assist in arranging funding from third parties. Further, the exercise by Mr. Lorsch of all of his outstanding options on April 30, 2009 resulted in a $113,220 reduction in principal under the note owed to The RHL Group, Inc. Thus, we now plan to sell additional equity securities, explore other debt financing arrangements and continue to increase our existing customer base to obtain additional cash flow over the next twelve months. For further details regarding our indebtedness with The RHL Group, Inc., see "-Liquidity and Capital Resources- Description of Indebtedness-The RHL Group, Inc.," below.

Results of Operations

The following table sets forth items in our statements of operations for the periods indicated.

	Three Months Ended
	March 31,
	2009	2008

Revenues
Subscriber	$92,495	$53,011
License fees and other	53,292	26,000
Total revenues	145,787	79,011
Cost of revenues	106,852	116,467
Gross profit (loss)	38,935	(37,456)
General and administrative expenses	1,294,405	419,717
Sales and marketing expenses	235,886	364,898
Technology development	43,748	45,000
Loss from operations	(1,535,104)	(867,071)
Gain on settlement of payables	52,225	-
Change in valuation of warrants	(355,993)	-
Interest and other expenses, net	(242,680)	(116,853)
Net loss	$(2,081,552)	$(983,924)

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Revenues. Revenues increased to $145,787 for the three months ended March 31, 2009 from $79,011 for the three months ended March 31, 2008 primarily due to significant growth in both subscriber revenues, which resulted from growth in our corporate customer base and increased memberships with existing customers, as well as growth in license and other fees revenues, primarily due to higher royalty payments and platform access fees from our international licensees.

Cost of revenue. Our cost of revenue decreased to $106,852 for the three months ended March 31, 2009 from $116,467 for the three months ended March 31, 2008. Cost of revenue decreased in in the first quarter of 2009 as compared to the first quarter of 2008, despite the increase in revenues, primarily due to a reduction in personnel. During the three months ended March 31, 2008, we had an employee performing website maintenance resulting in increased costs of approximately $20,000. There were no such costs during the same period in 2009. We had a gross profit and positive gross margin of 26.7% for the first quarter of 2009 compared to a negative gross margin of 47.4% in the first quarter of 2008. The primary reasons for the improvement in our gross profit and margin in the first quarter of 2009 were because our revenues increased sufficiently to cover the fixed cost components of our costs of revenue, we decreased our overall fixed costs through reduced salaries, and there was an increase in minimum guaranteed royalty payments with no corresponding cost increase.

Operating expenses. The following table sets forth the individual components of our operating expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

General and administrative expenses	$1,294,405	$419,717
Sales and marketing expenses	235,886	364,898
Technology development	43,748	45,000
Total	$1,574,039	$829,615

Operating expenses increased to $1,574,039 for the three months ended March 31, 2009 from $829,615 for the three months ended March 31, 2008. This significant increase is primarily due to the increase in our general and administrative expenses, which increased 208.4% in large part because of increased legal and accounting fees associated with becoming a public company as a result of the Merger. A portion of the increase is due to increased share based compensation expenses associated with stock option compensation, which increased by $117,000 compared to the first quarter of 2008, as well as $19,000 of expenses associated with the issuance of warrants to consultants and vendors during the first quarter of 2009 compared to zero in the same period in 2008. These increases in expenses in the first quarter of 2009 are offset by the fact that we had no expenses associated with the issuance of common shares for services in the first quarter of 2009 compared to $102,750 of such expenses in the same period in 2008. The increases in general and administrative expenses were offset by decreases in sales and marketing expenses and technology development expenses, as we curtailed spending and investment in promoting and developing our products in the first quarter of 2009.

Gain on Settlement of Payables. During the three months ended March 31, 2009, we had a gain on the settlement of payables of $52,225 in connection with settlement agreements entered into with certain vendors. There was no such gain during the three months ended March 31, 2008.

Change in valuation of warrants. In November 2007, Favrille had issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model. As of December 31, 2008, the warrants were valued at $0 and on March 31, 2009, the warrants were valued at $355,993. We recorded the change in valuation as other expense during the three months ended March 31, 2009. There was no such change in valuation during the three months ended March 31, 2008.

Interest and Other Expenses, Net. We had interest and other expenses, net of $242,680 for the three months ended March 31, 2009, an increase of $125,827 from $116,853 for the three months ended March 31, 2008, primarily as a result of increased interest expenses on the line of credit payable to The RHL Group, Inc., as well as interest expense of approximately $100,000 resulting from warrants issued to vendors as consideration for deferring payment of outstanding liabilities, offset by common stock issued as payment of interest expense on the line of credit of $105,000 during the three months ended March 31, 2008. We expect that our interest expense, net will increase given the increase in the outstanding balance of our line of credit payable to The RHL Group, Inc. in connection with the signing of the Third Amended and Restated Note on April 29, 2009 (see "-Liquidity and Capital Resources-Description of Indebtedness-The RHL Group, Inc." below).

Net loss. As a result of the foregoing, we had a net loss of $2,081,552 for the three months ended March 31, 2009 compared to a net loss of $983,924 for the three months ended March 31, 2008.

Liquidity and Capital Resources

We have incurred net losses of $2,081,552 and $983,924 for the three months ended March 31, 2009 and 2008, respectively. Historically, we have issued capital stock and received funds from The RHL Group, Inc. (a significant shareholder wholly-owned by our Chairman and Chief Executive Officer) to operate our business, and although we expect to continue to receive financing from The RHL Group, Inc., we also expect to continue to incur losses from operations and need additional sources of financing to fund our operations until we develop a profitable business.

At March 31, 2009, we had $25,496 in cash and cash equivalents, and although we received approximately $1,050,000 in cash at the closing of the Merger, and additional funding from The RHL Group, Inc. pursuant to the Third Amended and Restated Noted dated April 29, 2009, we nevertheless will still be required to obtain additional financing in order to meet the obligations for installment payments of $709,000 under the Creditor Plan (including payments under the transition employment agreements of our former Chief Executive Officer and former Chief Financial Officer) and our obligations under the subordinated secured indebtedness to The RHL Group, Inc. (which note payable had a balance of $842,053 at March 31, 2009), among other obligations. For additional information relating to the Creditor Plan see Exhibit 10.1 of our current report on Form 8-K filed on November 13, 2008, and for information relating to The RHL Group, Inc. see "- Related Party Transactions" below. For information regarding the transition employment agreements of our former CEO and former CFO, see Exhibits 10.18 and 10.19 to this quarterly report on Form 10-Q.

Cash Flows for the Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Net cash used in operating activities for the three months ended March 31, 2009 was $1,105,361. The reconciliation of net loss of $2,081,552 to net cash used in operating activities for the three months ended March 31, 2009 included non-cash charges of $318,313 for share based compensation and $355,993 for change in valuation of warrants, offset by a gain on the settlement of payables of $52,225, as well as increases of $615,266 in accounts payable and accrued expenses and $165,000 in restricted cash.

Net cash used in operating activities for the three months ended March 31, 2008 was $399,817. The reconciliation of net loss of $983,924 to net cash used in operating activities for the three months ended March 31, 2008 included increases of $300,158 in accounts payable and accrued expenses and $83,532 in compensation payable, offset by a decrease in $73,614 in related party payables, as well as non-cash charges of $37,318 for depreciation and amortization, $105,000 for common stock issued as payment of interest expense on the line of credit and $102,750 for restricted common stock issued for services.

Our investing activities resulted in a net cash inflow of $1,037,212 for the three months ended March 31, 2009 in connection with $1,050,506 in cash acquired from the Merger, offset by $6,924 in spending for the acquisition of property and equipment as well as $6,370 in capitalized website development costs. During the first quarter of 2008, our net cash outflow from investing activities amounted to $3,566 due to the acquisition of property and equipment.

Cash provided from financing activities for the three months ended March 31, 2009 and 2008 was $17,866 and $391,933, respectively. In the first quarter of 2009, financing activities primarily included $19,533 in proceeds from the line of credit with The RHL Group Inc., while in the first quarter of 2008, financing activities consisted primarily of proceeds of $269,337 from the sale of stock, as well as $124,829 in proceeds from the line of credit with The RHL Group, Inc.

As of March 31, 2009, we had cash and cash equivalents of $25,496 compared to $0 at March 31, 2008.

Description of Indebtedness

The RHL Group, Inc.

In July 2007, we issued a promissory note to The RHL Group, Inc., a California corporation wholly-owned by Robert H. Lorsch, our Chairman and Chief Executive Officer, to borrow up to $100,000 under a revolving line of credit, which was subsequently increased to $1,000,000 in August 2007. In July 2007, we also entered into a Security Agreement, pursuant to which MMR granted a blanket security interest to The RHL Group, Inc. over all of MMR's assets in order to secure the satisfaction of its obligations under the note. Interest on outstanding loan balances under the note accrued at a rate equal to the lesser of the Wall Street Journal Prime Lending Rate (7.5% on August 23, 2007) plus 3% or the maximum rate allowed by law under the California Constitution (5% per annum) plus the rate prevailing at the Federal Reserve Bank of San Francisco on November 25, 2007, for advances to member banks. In addition to interest, The RHL Group, Inc. received one share of MMR common stock for each dollar drawn on the line of credit, in increments of 100,000, with a minimum grant of 400,000 shares, for each three month term of the line. In addition, we were required to maintain certain financial covenants.

In August 2008, we entered into the Second Amended and Restated Promissory Note Agreement (the "RHL Note") with The RHL Group, Inc., for the renewal of the $1,000,000 secured line of credit on substantially the same terms, with the one change being the quarterly grant of shares under the earlier agreement was accelerated to a one time grant of 5,000,000 common shares (including 4,413,053 shares of Treasury stock) for borrowings of up to $1,000,000 at any time during the twelve month term of the renewal ending on July 31, 2009. In addition, The RHL Group, Inc. also receives one share of common stock for each dollar of the line of credit, in increments of 100,000, for each 3 month term of the line for borrowings over $1,000,000. The entire unpaid principal and any unpaid interest under the note was due and payable on July 31, 2009.

The amount of outstanding principal and interest on the renewal date was $751,174. As of March 31, 2009, we had an outstanding balance on the RHL Note of $842,053. Interest expense on this note for the quarters ended March 31, 2009 and 2008 was $20,434 and $112,405, respectively, and the unpaid balance of interest was $19,532 and $0, respectively. MMR issued The RHL Group, Inc. a total of 700,000 common shares valued at $105,000 under the terms of this agreement during the three months ended March 31, 2008, which are included in interest expense. There were no such shares issued during the quarter ended March 31, 2009. These common shares were converted into shares of MMRIS common stock pursuant to the Merger.

At March 31, 2009 and 2008, we were in compliance with all of our covenants, including the requirement that at any time after September 1, 2007, we have at least $125,000 in cash, including availability under this line of credit or such other amount as necessary to maintain operations through the subsequent thirty (30) days. The RHL Group's ability to enforce the covenants was temporarily suspended, as described below. Subsequently, the RHL Note was amended and restated on April 29, 2009, as also described below.

As contemplated by the Merger Agreement and the Creditor Plan, as a condition to the Merger, at the effective time of the Merger, MMR and The RHL Group, Inc. entered into an Allonge to the RHL Note and the Security Agreement pursuant to which The RHL Group, Inc. agreed to suspend certain of its rights under the Security Agreement and the RHL Note until the earlier of (a) the date that we repay all amounts outstanding under any promissory notes issued to Old Favrille's creditors under the Creditor Plan, (b) the date that we deposit into an escrow fund the maximum amount of cash payable in satisfaction of the promissory notes issued to Old Favrille's creditors under the Creditor Plan or (c) ten days after the two year anniversary of the closing date of the Merger. The suspended rights include any right of The RHL Group, Inc. to (1) declare a default or event of default under the Security Agreement or the RHL Note (including for breach of the covenant for failure to maintain cash availability of at least $125,000), (2) accelerate the maturity date of the RHL Note, (3) exercise any of its principal remedies for a default or event of default under the Security Agreement, (4) assign the RHL Note, the proceeds of the RHL Note or to otherwise negotiate the RHL Note and (5) receive payment of the outstanding principal and interest owing under the RHL Note. We terminated the Allonge on April 29, 2009 as part of the credit restructuring described below.

On April 29, 2009, we agreed to restructure our secured credit facility with The RHL Group, Inc. and entered into a Secured Credit Restructuring Agreement with MMR Information Systems, Inc. (the new legal entity name of Old Favrille), The RHL Group, Inc. and Robert H. Lorsch, our Chairman, Chief Executive Officer and President (the "Restructuring Agreement"), issued The RHL Group, Inc. a Third Amended and Restated Note (the "Third Amended Note"), and MMR Information Systems, Inc. agreed to guaranty our obligations under the Third Amended Note (the "Guaranty"). The Restructuring Agreement, Third Amended Note and Guaranty are filed as Exhibits to this quarterly report on 10-Q.

The Third Amended Note amends and restates the RHL Note, matures November 30, 2009, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the RHL Note) by the Security Agreement. Although the reserve credit line has been increased to $3,000,000, The RHL Group, Inc. is only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. The RHL Group, Inc. received, as an origination fee, a note for $200,000, payable at our option in cash or warrants to acquire 2,800,000 shares of MMR Information Systems, Inc. common stock at an exercise price of $0.15 per share. The warrants, if issued, would have a four year term and be nontransferable without our consent. If the term of the Third Amended Note is renewed, we would grant The RHL Group an additional origination fee on terms to be negotiated at such time.

In addition, under the Restructuring Agreement, The RHL Group, Inc. agreed to use commercially reasonable efforts to raise additional financing from third parties, and agreed to extend the maturity of the Third Amended Note for an additional six-month term if we are in full compliance with our covenants and other obligations under the Third Amended Note, on terms to be negotiated at such time. Additionally, Mr. Lorsch agreed to exercise all of his outstanding options prior to May 1, 2009 (which were exercised April 30, 2009), which resulted in an $113,220 reduction in principal owing The RHL Group, Inc. Finally, as a condition to agreeing to restructure our secured credit arrangement, we also terminated the Allonge. Thus, if at any time after June 1, 2009 we are not in compliance with our covenants under the Third Amended Note or Security Agreement, The RHL Group, Inc. may, but is not obligated to, declare an event of default.

Promissory Notes

On October 1, 2008, concurrent with the execution of the term sheet for the Merger, Old Favrille advanced MMR $100,000 pursuant to a promissory note issued by MMR to Old Favrille dated September 30, 2008 (the "First Bridge Note"), which is to be used solely for paying MMR's out of pocket expenses incurred in connection with the Merger. On November 10, 2008 (the first business day after execution of the Merger Agreement), Old Favrille advanced MMR an additional $500,000 pursuant to a promissory note issued by MMR to Old Favrille (the "Second Bridge Note,") and on December 22, 2008, January 8, 2009 and January 15, 2009, Old Favrille advanced MMR an additional $100,000, $35,000 and $50,000, respectively, pursuant to promissory notes issued by MMR to Old Favrille (the "Supplemental Bridge Notes" and together with the First Bridge Note and the Second Bridge Note, the "Promissory Notes") in each case, solely for MMR's use in paying its out of pocket expenses incurred in connection with the Merger and its operating expenses. Principal outstanding under the Promissory Notes accrued interest at the applicable federal rate of interest per annum, or the maximum rate permissible by the laws in California relating to permissible rates of interest on commercial loans, whichever is less. Because the Merger occurred, the principal and interest under the Promissory Notes has automatically been treated as a contribution to capital to MMR and the Promissory Notes have been fully discharged in accordance with their terms.

Commitments and Contingencies

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, we were required to invest $250,000 in a joint venture with the investor to establish an entity to market and sell our services in Japan, China, Korea, Taiwan and Thailand. To date, we have paid $100,000 of this amount, which is shown on the balance sheet as Advances - Related Party, but the joint venture has not been incorporated, has not commenced operations and there are no employees. In September 2007, The RHL Group, Inc. provided the investor with a guarantee that we would meet our remaining payment obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. In January 2009, as consideration for renewing this guarantee, MMR issued The RHL Group, Inc. 100,000 shares of MMR common stock (which converted into 328,174 shares of MMRIS common stock at the effective date of the Merger) valued at approximately $5,000.

For additional information relating to this and other commitments and contingencies, please see note 5 to our financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2009 and 2008, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Due to the existence of material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Material Weakness in Internal Control over Financial Reporting

As management has previously noted and disclosed, we have significant deficiencies in our internal control over financial reporting that were considered to be material weaknesses. These include our inadequate financial statement close process, our lack of financial expertise and accounting staff, our lack of supporting documentation and schedules, our inadequate journal entry review process, and our inadequate approval and documentation for equity grants. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Internal Control Over Financial Reporting" above. We have already hired an outside consultant to develop and implement formal policies and procedures regarding the preparation of our financial statements. This process is still underway and was not complete as of the end of the period covered by this report. We also plan to hire experienced accounting staff with SEC public company experience.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Intentionally omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2009, March 8, 2009 and March 13, 2009, we granted warrants to certain unrelated third-party creditors and service providers to acquire an aggregate 3,650,000 shares of our common stock (which represents approximately 2.9% of our issued and outstanding common stock as of the date hereof) . The warrants, 1,400,000 of which are immediately exercisable, have exercise prices ranging from $0.15 to $0.175 and all expire on March 1, 2014 except 1,250,000 which expire on November 1, 2014. The warrants were granted in exchange for the agreement of such unrelated third parties to agree to defer payment by our company for services rendered or in exchange for agreement to pay our company for services in advance of contractual deadlines. We granted such securities in reliance on exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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
4.13

Placement Agent Agreement dated November 2, 2007, by and between registrant and Lazard Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the registrant's current report on Form 8-K filed on November 5, 2007)

4.14

Warrant to purchase 10,000 shares of common stock dated April 8, 2008 issued to Porter Novelli Life Sciences, LLC (incorporated by reference to Exhibit 4.13 of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2008)

4.15

Form of Warrant issued pursuant to the Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent (incorporated by reference to Exhibit 4.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.1

Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 99.1 to registrant's registration statement on Form S-8 (File No. 333-148164) filed on December 19, 2007)

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

10.6	Security Agreement dated July 31, 2007 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.6 of the registrant's current report on Form 8-K filed on February 2, 2009)
10.7	Third Amended and Restated Secured Promissory Note dated April 29, 2009 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 4, 2009)
10.8	Secured Credit Restructuring Agreement dated April 29, 2009 (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed on May 4, 2009)
10.9	Guaranty dated April 29, 2009 (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed on May 4, 2009)
10.10	Form of Indemnity Agreement for the registrant's directors and executive officers (incorporated by reference to Exhibit 10.9 of the registrant's current report on Form 8-K filed on February 2, 2009)
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

10.19

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

Date: May 20, 2009

MMR Information Systems, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Naj Allana
 Naj Allana
Chief Financial Officer