Form 10-Q/A
period 2009-03-31
MMR Information Systems, Inc.
filed 2009-08-27
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment Number 1

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

EXPLANATORY NOTE

MMR Information Systems, Inc. has restated its financial statements as of March 31, 2009 and for the three months then ended to correct an error related to the accounting for certain non-employee options and warrants. This restatement reclassifies these non-employee options and warrant contracts from equity to derivative liabilites. The condition initially arose upon the merger between MyMedicalRecords.com, Inc. and Favrille, Inc. on January 27, 2009.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1 and 2. Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(Unaudited) Restated
ASSETS

Current assets:
Cash and cash equivalents	$25,496	$75,779
Restricted cash	165,000	-
Accounts receivable, net of allowance for doubtful accounts of $16,667 (unaudited) and $0 as of March 31, 2009 and December 31, 2008, respectively	12,688	6,928
Related party receivables	14,304	22,057
Prepaid expenses and other current assets	359,067	82,471
Total current assets	576,555	187,235

Property and equipment, net	49,615	47,050
Deposits	1,885	1,885
Advances due from related party	100,000	100,000
Intangible assets, net	112,014	128,484
Total assets	$840,069	$464,654

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$842,053	$822,520
Advances from affiliate	-	701,322
Related party payables	515,994	513,688
Compensation payable	59,580	58,188
Severance liability	620,613	-
Accounts payable and accrued expenses	2,014,690	944,438
Deferred revenue	144,333	189,824
Option and warrant liability	3,021,882	-
Notes payable, current portion	213,782	-
Capital leases payable, current portion	9,741	6,929
Total current liabilities	7,442,668	3,236,909

Notes payable, less current portion	111,561	-
Capital leases payable, less current portion	14,307	16,151
Total liabilities	7,568,536	3,253,060

Commitments and contingencies (See Note 5)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 122,269,253 (unaudited) and 80,629,266 shares issued and outstanding as of March 31, 2009 and December 31 2008, respectively	122,269	80,629
Treasury stock, at cost, 0 and 1,145,324 shares as of March 31, 2009 (unaudited) and December 31, 2008, respectively	-	(16,860)
Additional paid-in capital	8,178,289	8,300,460
Accumulated deficit	(15,029,025)	(11,152,635)
Total stockholders' deficit	(6,728,467)	(2,788,406)
Total liabilities and stockholders' deficit	$840,069	$464,654

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(unaudited) Restated	(unaudited)
Revenues
Subscriber	$92,495	$53,011
License fees and other	53,292	26,000
Total revenues	145,787	79,011
Cost of revenues	106,852	116,467
Gross profit (loss)	38,935	(37,456)
General and administrative expenses	1,294,405	419,717
Sales and marketing expenses	235,886	364,898
Technology development	43,748	45,000
Loss from operations	(1,535,104)	(867,071)
Gain on settlement of payables	52,225	-
Change in valuation of derivative liabilities	(2,150,831)	-
Interest and other expenses, net	(242,680)	(116,853)
Net loss	$(3,876,390)	$(983,924)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	109,748,626	63,703,628

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) AND RESTATED
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2008, as restated in terms of shares of Favrille, Inc.	-	$-	80,629,266	$80,629	(1,145,324)	$(16,860)	$8,300,460	$(11,152,635)	$(2,788,406)

Shares issued to RHL Group for extension of guarantee	-	-	328,174	328	-	-	4,672	-	5,000
Reverse merger with Favrille, Inc.	-	-	41,254,550	41,255	-	-	441,346	-	482,601
Reclassification of warrants and options to derivative liabilities	-	-	-	-	-	-	(871,051)	-	(871,051)
Shares issued to replace options previously issued	-	-	57,263	57	1,145,324	16,860	(15,451)	-	1,466
Stock based compensation	-	-	-	-	-	-	112,709	-	112,709
Warrants issued for services	-	-	-	-	-	-	205,604	-	205,604
Net loss	-	-	-	-	-	-	-	(3,876,390)	(3,876,390)

Balance as of March 31, 2009 (unaudited) - Restated	-	$-	$122,269,253	$122,269	-	$-	$8,178,289	$(15,029,025)	$(6,728,467)

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited) Restated	(Unaudited)
Operating activities:
Net loss	$(3,876,390)	$(983,924)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,199	37,318
Change in allowance for doubtful accounts	16,667	-
Common stock issued as consideration for extension of guarantee	5,000	-
Common stock issued as replacement of options previously issued	1,466	-
Change in valuation of derivative liabilities	2,150,831	-
Stock-based compensation	112,709	3,945
Warrants issued for services	205,604	-
Restricted common stock issued for services	-	102,750
Gain on settlement of payables	(52,225)	-
Common stock issued as interest expense on line of credit	-	105,000
Effect of changes in:
Restricted cash	(165,000)	-
Accounts receivable	(22,427)	7,894
Related party receivables	7,753	-
Prepaid expenses and other current assets	(90,021)	21,561
Deposits	-	13,000
Related party payables	2,306	(73,614)
Compensation payable	1,392	83,532
Accounts payable and accrued expenses	615,266	300,158
Deferred revenue	(45,491)	(15,520)
Deferred rent	-	(1,917)
Net cash used in operating activities	(1,105,361)	(399,817)

Investing activities:
Purchase of property and equipment	(6,924)	(3,566)
Website development	(6,370)	-
Cash acquired from reverse merger with Favrille, Inc.	1,050,506	-
Net cash provided by (used in) investing activities	1,037,212	(3,566)

Financing activities:
Payments of capital lease payable	(1,667)	(2,233)
Proceeds from line of credit, related party	19,533	124,829
Issuance of common stock	-	269,337
Net cash provided by financing activities	17,866	391,933
Net (decrease) in cash	(50,283)	(11,450)
Cash, beginning of period	75,779	11,450
Cash, end of period	$25,496	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$901	$9,082
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:

Payment of payables through issuance of notes payable	$245,853	$-

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

Restatement

The Company has restated its financial statements as of March 31, 2009 and for the three months then ended to correct an error related to the accounting for certain non-employee options and warrants. This restatement reclassifies these non-employee option and warrant contracts from equity to derivative liabilities.

The condition initially arose upon the merger between MyMedicalRecords.com, Inc. and Favrille, Inc. on January 27, 2009, at which time the value of the derivative liability was $871,051. The condition was remedied on June 13, 2009 when certain of the option and warrant holders waived their rights under those contracts until such time that the Company had 250 million or more shares authorized. On that date, the derivative liabilities were reclassified back into equity and a gain of $1,288,856 was recognized related to the decrease in value of those liabilities between March 31, 2009 and June 13, 2009.

On July 14, 2009, the Company's shareholders approved the increase of the Company's authorized common shares to 650,000,000.

In accordance with Emerging Issues Task Force Issue ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company performed an analysis that resulted in the conclusion that the Company had inadequate authorized shares to settle all granted employee options, non-employee options and warrants. Therefore, as shareholder approval would be necessary to increase the number of authorized shares, settlement of these obligations would not be within the control of the Company. Consequently, at January 27, 2009, 3,436,458 vested non-employee options and 15,218,980 vested warrants, and at March 31, 2009, 3,489,806 vested non-employee options and 16,618,980 vested warrants were accounted for as derivative liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Following is the impact of the aforementioned restatement.

	Originally		Impact of
	Stated		Restatement	Restated

Consolidated Balance Sheet

Option and warrant liability	$355,993		$2,665,889	$3,021,882
Total current liabilities	$4,776,779		$2,665,889	$7,442,668
Total liabilities	$4,902,647		$2,665,889	$7,568,536

Additional paid-in capital	$9,049,340		$(871,051)	$8,178,289
Accumulated deficit	$(13,234,187)		$(1,794,838)	$(15,029,025)
Total stockholders' deficit	$(4,062,578)		$(2,665,889)	$(6,728,467)
Total liabilities and stockholders deficit	$840,069		$-	$840,069

Consolidated Statement of Operations

Change in valuation of derivative liabilities	$(355,993)		$(1,794,838)	$(2,150,831)
Net loss	$(2,081,552)		$(1,794,838)	$(3,876,390)

Consolidated Statement of Cash Flows

Net loss	$(2,081,552)		$(1,794,838)	$(3,876,390)
Change in valuation of derivative liabilities	$(355,993)		$(1,794,838)	$(2,150,831)

Loss per share, basic and diluted	$(0.02)	$		$(0.04)

Management's Plan

The Company has incurred net losses of approximately $3.5 million for the year ended December 31, 2008 and approximately $3.9 million (unaudited) for the three months ended March 31, 2009, and has an accumulated deficit of approximately $15.0 million (unaudited) as of March 31, 2009. Furthermore, its current liabilities exceed its current assets by approximately $6.9 million (unaudited) as of March 31, 2009.

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

In determining the appropriate fair value of the option and warrant liabilities, the Company used Level 2 inputs for its valuation methodology. The Company applied the Black-Scholes model to value the option and warrant liabilities. See Note 7 below for the inputs used in the Black-Scholes model to value the option and warrant liabilities.

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

NOTE 4 - INCOME TAXES

Under Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

Derivative Liabilities

In accordance with Emerging Issues Task Force Issue ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company performed an analysis as if all holders of options and warrants exercised their rights under those contracts. This analysis resulted in the conclusion that the Company had inadequate authorized shares to settle 100% of these contracts. Therefore, as shareholder approval would be necessary to increase the number of authorized shares, settlement of these obligations would not be within the control of the Company. Consequently certain non-employee options and warrants were accounted for as derivative liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On March 31, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at January 27, 2009 of $871,051 and the value at March 31, 2009 of $2,665,889 was recorded as a loss on change in value of derivatives. The loss recorded related to this matter was $1,794,838 included in the change in valuation of derivative liabilites for the three months ended March 31, 2009 of $2,150,831.

The inputs used for the Black-Scholes option valuation model were as follows:

	January 27,	March 31,
	2009	2009

Expected life in years	0.25 - 5.0 years	0.07 - 5.59 years
Stock price volatility	102.42% - 183.93%	103.45% - 178.61%
Risk free interest rate	0.13% - 1.59%	0.17% - 1.67%
Expected dividends	None	None
Forfeiture rate	0%	0%

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Promissory notes payable due to the former officers of MMRIS as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$-

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

The Company received $50,000 from MMR AU upon the signing of the letter agreement towards set up costs of the platform to be used by customers of MMR AU. The Company completed the setup of the platform for MMR AU in 2007, at which time it started to recognize this amount into revenue. The Company also received $150,000 in 2007 from MMR AU towards the minimum guarantee payment for years 2 and 3 of the license term. This amount has been deferred and is being recognized as income based on the number of months elapsed. During the three months ended March 31, 2009 and 2008, the Company amortized $15,625 (unaudited) and $20,000 (unaudited) of these amounts as license fee and other revenues in the accompanying Statement of Operations. The Company has accounted for this transaction under EITF 00-21, "Revenue Arrangements with Multiple Deliverables."

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

Effective January 1, 2007, we began to measure and record uncertain tax positions in accordance with Financial Accounting Standards Board ("FASB") Interpretation Number ("FIN") 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an Interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions under FIN 48 involves significant judgments by management.

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

Going Concern

As more fully described in note 1 to the consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2008 financial statements for the year ended December 31, 2008 related to the uncertainty of our ability to continue as a going concern. At March 31, 2009, current liabilities of $6,866,113 exceeded cash and cash equivalents of $25,496.

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

Results of Operations

The following table sets forth items in our statements of operations for the periods indicated.

	Three Months Ended
	March 31,
	2009	2008
	Restated

Revenues
Subscriber	$92,495	$53,011
License fees and other	53,292	26,000
Total revenues	145,787	79,011
Cost of revenues	106,852	116,467
Gross profit (loss)	38,935	(37,456)
General and administrative expenses	1,294,405	419,717
Sales and marketing expenses	235,886	364,898
Technology development	43,748	45,000
Loss from operations	(1,535,104)	(867,071)
Gain on settlement of payables	52,225	-
Change in valuation of derivative liabilities	(2,150,831)	-
Interest and other expenses, net	(242,680)	(116,853)
Net loss	$(3,876,390)	$(983,924)

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

Change in valuation of derivative liabilities. In November 2007, Favrille had issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model. As of December 31, 2008, the warrants were valued at $0 and on March 31, 2009, the warrants were valued at $355,993. We recorded the change in valuation as other expense during the three months ended March 31, 2009. There was no such change in valuation during the three months ended March 31, 2008.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as we had inadequate authorized shares to settle 100% of these contracts. The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On March 31, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at January 27, 2009 of $871,051 and the value at March 31, 2009 of $2,665,889 was recorded as a loss on change in value of derivatives. The loss recorded related to this matter was $1,794,838. There was no such change in valuation during the three months ended March 31, 2008.

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

Net loss. As a result of the foregoing, we had a net loss of $3,876,390 for the three months ended March 31, 2009 compared to a net loss of $983,924 for the three months ended March 31, 2008.

Liquidity and Capital Resources

We have incurred net losses of $3,876,390 and $983,924 for the three months ended March 31, 2009 and 2008, respectively. Historically, we have issued capital stock and received funds from The RHL Group, Inc. (a significant shareholder wholly-owned by our Chairman and Chief Executive Officer) to operate our business, and although we expect to continue to receive financing from The RHL Group, Inc., we also expect to continue to incur losses from operations and need additional sources of financing to fund our operations until we develop a profitable business.

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

Cash Flows for the Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Net cash used in operating activities for the three months ended March 31, 2009 was $1,105,361. The reconciliation of net loss of $3,876,390 to net cash used in operating activities for the three months ended March 31, 2009 included non-cash charges of $318,313 for share based compensation and $2,150,831 for change in valuation of derivative liabilities, offset by a gain on the settlement of payables of $52,225, as well as increases of $615,266 in accounts payable and accrued expenses and $165,000 in restricted cash.

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

Date: August 26, 2009

MMR Information Systems, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Naj Allana
 Naj Allana
Chief Financial Officer