Form 10-Q
period 2009-06-30
MMR Information Systems, Inc.
filed 2009-08-27
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 000-51134

MMR INFORMATION SYSTEMS, INC.
 (Exact name of Registrant as Specified in Its Charter)

DELAWARE	33-0892797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

468 CAMDEN DRIVE, SUITE 200 BEVERLY HILLS, CA	90210
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2009, the issuer had 130,206,644 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,605	$75,779
Restricted cash	2,394	-
Accounts receivable, net of allowance for doubtful accounts of $66,668 (unaudited) and $0 as of June 30, 2009 and December 31, 2008, respectively	16,019	6,928
Related party receivables	-	22,057
Deferred financing costs	142,857	-
Prepaid expenses and other current assets	335,465	82,471
Total current assets	499,340	187,235

Property and equipment, net	44,203	47,050
Deposits	7,745	1,885
Advances due from related party	-	100,000
Intangible assets, net	190,792	128,484
Total assets	$742,080	$464,654

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$891,441	$822,520
Advances from affiliate	-	701,322
Related party payables	944,966	513,688
Compensation payable	69,315	58,188
Severance liability	620,613	-
Accounts payable and accrued expenses	2,754,056	944,438
Deferred revenue	165,839	189,824
Warrant liability	149,280	-
Notes payable, current portion	250,971	-
Capital leases payable, current portion	9,923	6,929
Total current liabilities	5,856,404	3,236,909

Notes payable, less current portion	199,372	-
Capital leases payable, less current portion	12,415	16,151
Total liabilities	6,068,191	3,253,060

Commitments and contingencies (See Note 5)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 126,098,201 (unaudited) and 80,629,266 shares issued and outstanding as of June 30, 2009 and December 31 2008, respectively	126,098	80,629
Treasury stock, at cost, 0 and 1,145,324 shares as of June 30, 2009 (unaudited) and December 31, 2008, respectively	-	(16,860)
Additional paid-in capital	9,897,872	8,300,460
Accumulated deficit	(15,350,081)	(11,152,635)
Total stockholders' deficit	(5,326,111)	(2,788,406)
Total liabilities and stockholders' deficit	$742,080	$464,654

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Subscriber	$87,972	$68,424	$180,467	$121,435
License fees and other	74,126	26,625	127,418	52,625
Total revenues	162,098	95,049	307,885	174,060
Cost of revenues	102,285	94,580	209,137	211,047
Gross profit (loss)	59,813	469	98,748	(36,987)
General and administrative expenses	1,349,113	287,693	2,643,518	707,410
Sales and marketing expenses	384,772	248,784	620,658	613,682
Technology development	63,095	40,625	106,843	85,625
Loss from operations	(1,737,167)	(576,633)	(3,272,271)	(1,443,704)
Gain on settlement of payables	36,945	-	89,170	-
Change in valuation of derivative liabilities	1,495,569	-	(655,261)	-
Interest and other expenses, net	(116,404)	(125,568)	(359,084)	(242,421)
Net loss	$(321,057)	$(702,201)	$(4,197,446)	$(1,686,125)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.04)	$(0.03)

Weighted average common shares outstanding:
Basic and Diluted	124,881,831	67,666,718	117,357,033	65,683,009

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2008, as restated in terms of shares of Favrille, Inc.	-	$-	80,629,266	$80,629	(1,145,324)	$(16,860)	$8,300,460	$(11,152,635)	$(2,788,406)

Shares issued to RHL Group for extension of guarantee	-	-	328,174	328	-	-	4,672	-	5,000
Reverse merger with Favrille, Inc.	-	-	41,254,550	41,255	-	-	441,346	-	482,601
Reclassification of options and warrants to derivative liabilities	-	-	-	-	-	-	505,981	-	505,981
Shares issued to replace options previously issued	-	-	57,263	57	1,145,324	16,860	(15,451)	-	1,466
Stock based compensation	-	-	-	-	-	-	217,602	-	217,602
Warrants issued for services	-	-	-	-	-	-	252,523	-	252,523
Stock options exercised by RHL Group as a reduction to related party note payable	-	-	2,461,298	2,461	-	-	110,759	-	113,220
Shares sold	-	-	82,044	82	-	-	3,692	-	3,774
Shares issued for one year rent	-	-	137,000	137	-	-	24,523	-	24,660
Stock option exercises	-	-	1,148,606	1,149	-	-	51,765	-	52,914
Net loss	-	-	-	-	-	-	-	(4,197,446)	(4,197,446)

Balance as of June 30, 2009 (unaudited)	-	$-	126,098,201	$126,098	-	$-	$9,897,872	$(15,350,081)	$(5,326,111)

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(4,197,446)	$(1,686,125)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	53,441	74,719
Change in allowance for doubtful accounts	66,668	-
Common stock issued as consideration for extension of guarantee	5,000	-
Common stock issued as replacement of options previously issued	1,466	-
Loss on disposal of property and equipment	2,237	-
Change in valuation of derivative liabilities	655,261	-
Warrants issued for services	252,523	-
Stock based compensation	217,602	5,965
Restricted common stock issued for services	-	104,250
Common stock issued as interest expense on line of credit	-	210,000
Gain on settlement of payables	(89,170)	-
Loss on sale of shares	6,260	-
Loss on write-off of advances due from related party	100,000	-
Loan commitment fee amortization	58,393	-
Effect of changes in:
Accounts receivable	(75,759)	12,825
Related party receivables	22,057	-
Prepaid expenses and other current assets	(19,269)	21,648
Deposits	(5,860)	26,718
Related party payables	278,419	(74,611)
Compensation payable	11,127	115,532
Accounts payable and accrued expenses	1,361,577	410,274
Deferred revenue	(23,985)	56,980
Deferred rent	-	(3,835)
Net cash used in operating activities	(1,319,458)	(725,660)

Investing activities:
Purchase of property and equipment	(8,052)	(3,566)
Patents	(107,087)	-
Restricted cash	(2,394)	-
Cash acquired from reverse merger with Favrille, Inc.	1,050,506	-
Net cash provided by (used in) investing activities	932,973	(3,566)

Financing activities:
Payments of capital lease payable	(3,377)	(4,466)
Proceeds from line of credit, related party	135,000	430,945
Proceeds from issuance of note payable	125,000	-
Proceeds from stock option exercises	52,914
Issuance of common stock	3,774	291,297
Net cash provided by financing activities	313,311	717,776
Net (decrease) in cash	(73,174)	(11,450)
Cash, beginning of period	75,779	11,450
Cash, end of period	$2,605	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$901	$9,082
Cash paid for income taxes	$1,989	$-
Supplemental disclosure of non-cash investing and financing activities:

Payment of payables through issuance of notes payable	$139,355	$-
Capitalized loan commitment fees payable	$230,000	$-
Payment of related party line of credit and office rent
through issuance of common stock	$137,880	$-

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

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

The presentation of consolidated statements of stockholders' equity (deficit) reflects the historical stockholders' equity (deficit) of MMR through January 26, 2009. The effect of the issuance of shares of MMRIS common stock in connection with the Merger and the inclusion of MMRIS's outstanding shares of common stock at the time of the Merger on January 27, 2009 is reflected in the six months ended June 30, 2009.

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

Principles of Consolidation

The consolidated financial statements include the accounts of MMRIS, and its wholly-owned subsidiaries MMR and Montana Merger Sub, Inc. All intercompany transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three and six month periods ended June 30, 2009 are not indicative of the results that may be expected for the fiscal year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008, and in the Company's current report on Form 8-K/A filed on May 4, 2009.

Management's Plan

The Company has incurred net losses of approximately $3.5 million for the year ended December 31, 2008 and approximately $4.2 million (unaudited) for the six months ended June 30, 2009, and has an accumulated deficit of approximately $15.4 million (unaudited) as of June 30, 2009. Furthermore, its current liabilities exceed its current assets by approximately $5.4 million (unaudited) as of June 30, 2009.

Historically, the Company issued capital stock and received funds from The RHL Group, Inc. ("The RHL Group") (a significant shareholder wholly-owned by the Company's Chairman and Chief Executive Officer) to operate its business. At December 31, 2008 and June 30, 2009, the Company had $75,779 and $2,605 (unaudited), respectively, in cash and cash equivalents, and although it received additional funding from The RHL Group pursuant to the Third Amended and Restated Note dated April 29, 2009, it nevertheless will still be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors (the "Creditor Plan") and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which note payable had a balance of $1,516,049 (unaudited) at June 30, 2009.

As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Management's plan regarding this matter is to continue to increase its available line of credit with The RHL Group (see Note 3). If the Company is unable to increase its available line of credit with The RHL Group, or obtain suitable alternative debt financing, it may adversely affect the Company's ability to execute its business plan and continue as a going concern.

Additionally, the Company plans to sell additional equity securities, explore other debt financing arrangements and continue to increase its existing customer base to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

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

As of June 30, 2009, the Company had restricted cash amounts of $2,394 (unaudited). This represents balances maintained by the Company for the payment of creditors under the Creditor Plan. Accordingly, the Company is not allowed to utilize these amounts in its operations, and as a result, has reported the amounts separately from cash and cash equivalents on the accompanying consolidated balance sheets.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments" requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2008 and June 30, 2009 (unaudited), the carrying value of accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

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

(f) INTANGIBLE ASSETS

Intangible assets are comprised of website development costs, domain names and patents. The Company accounts for website development costs in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 00-2, "Accounting for Website Development Costs" and with SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Pursuant to the provisions of SFAS No. 86, the Company capitalizes internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, the Company evaluates the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. During the six months ended June 30, 2009 (unaudited), there were no amounts written off.

The Company accounts for domain names and patents in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and amortizes them on a straight-line basis. Patents costs represent legal fees associated with filing patent applications. The Company is in the process of evaluating the patents' estimated useful life as the patent cost amortization begins on July 1, 2009. Identifiable intangible assets are amortized over their estimated useful lives as follows:

Website Development Costs: 5 Years

Domain Name: 5 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

The Company accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets " ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If it is determined that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent of the difference between the fair value and the asset's carrying amount.

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company had no impairment charges under SFAS No. 144 during the six months ended June 30, 2009 and 2008 (unaudited).

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

The Company's subscriber revenues consist of annual and monthly recurring retail subscriptions and usage-based fees, which are primarily paid in advance by credit card, and corporate accounts that are based on either an access-fee or actual number of users, and in each case billed in advance at the beginning of each month of service. In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company defers the portions of annual recurring subscription fees collected in advance and recognizes them on a straight line basis over the subscription period.

The Company grants exclusive licenses for the sale and marketing of its services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. License fee revenues received in advance from international licensees for the grant of the license are deferred and recognized over the period covered by the agreement. Minimum guaranteed royalty payments received in advance are deferred and recognized over the period to which the royalty relates. All such revenues are included under "License Fees and Other." In those cases where a license agreement contains multiple deliverables, the agreement is accounted for in accordance with the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables."

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

(k) SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123(R), "Share Based Payment," ("SFAS123(R)"). The Company applies SFAS 123(R) in accounting for stock-based awards issued to employees under the recognition of compensation expense related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant. During the six months ended June 30, 2008 (unaudited), there were no stock option or warrant grants. Grants of stock options and warrants during the six months ended June 30, 2009 (unaudited) were valued using the following assumptions:

	Six Months Ended June 30, 2009
	Stock Options	Warrants
Expected life in years	5 years	1 - 5 years
Stock price volatility	104.72%	102.18% - 179.12%
Risk free interest rate	2.16%	0.60% - 2.54%
Expected dividends	None	None
Forfeiture rate	0%	0%

The assumptions used in the Black-Scholes models are based upon the following data: (1) The Company uses the contractual life of the underlying option or warrant as the expected life. (2) In the absence of an extensive public market for the Company's shares, the expected stock price volatility of the underlying shares over the expected term of the option or warrant was taken at approximately the mid-point of the range for similar companies at the various grant dates. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options or warrants. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

In accordance with SAB No. 107, options issued to non-employees are treated the same as those issued to employees with the exception of determination of the measurement date. Per EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ," as further clarified by EITF No. 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees ," the measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Options granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, the Company will revalue the associated options and recognize additional expense based on their then current values.

(l) NET INCOME/LOSS PER SHARE

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

All potential common shares were excluded from the computation of diluted net loss per common share for the three and six months ended June 30, 2009 and for the three and six months ended June 30, 2008 because they were anti-dilutive due to the Company's net loss position. Stock options and warrants excluded from the computation totaled 32,256,698 shares for the three and six months ended June 30, 2009 and 12,109,615 shares for the three and six months ended June 30, 2008.

Subsequent to June 30, 2009, the Company issued 6,464,642 shares of common stock, 12,120,983 warrants and 14,600,000 stock options (see Note 11).

(m) RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred. Costs for software development relating to our website incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives.

(n) CONCENTRATIONS

For the three months ended June 30, 2009 (unaudited) and 2008 (unaudited), there were three customers representing a combined 74.3% and 65.7%, respectively, of the Company's revenue. For the six months ended June 30, 2009 (unaudited) and 2008 (unaudited), these same three customers represented a combined 75.3% and 68.8%, respectively, of the Company's revenue.

(o) RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through August 26, 2009, the date these financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140". SFAS No. 166 amends SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities," and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51 , which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 to have an impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles , to establish the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

NOTE 3 - RELATED PARTY NOTE PAYABLE

On July 31, 2007, MMR entered into a promissory note agreement and a security agreement with The RHL Group, a corporation wholly owned by Robert H. Lorsch, the Chairman and CEO of the Company, to borrow up to $100,000 under a revolving line of credit. This agreement was subsequently superseded by an amended and restated promissory note on August 23, 2007 under the terms of which the line amount was increased to $1 million. On April 29, 2009, the Company agreed to restructure MMR's secured credit facility with The RHL Group and entered into a Secured Credit Restructuring Agreement with MMR, The RHL Group and Mr. Lorsch, (the "Restructuring Agreement"). MMR issued The RHL Group a Third Amended and Restated Note (the "Third Amended Note"), and the Company agreed to guaranty MMR's obligations under the Third Amended Note (the "Guaranty").

The Third Amended Note amends and restates the previous The RHL Group note ("RHL Group Note"), matures November 30, 2009, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the previous note) by the Security Agreement. Although the reserve credit line has been increased to $3,000,000, The RHL Group is only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. The RHL Group Note payable had a balance of $1,516,049 (unaudited) at June 30, 2009. The components of the $1,516,049 RHL Group Note payable and the related balance sheet presentation as of June 30, 2009 are: (1) $891,441, which is included in the line of credit, related party payable; (2) $108,265, which is related to bank overdrafts, credit card charges and a vendor guaranty is included in accounts payable and accrued expenses; and (3) $516,343, which is related to deferred salary, consulting expenses and the $200,000 origination fee in relation to the extension of The RHL Group Note and is included in related party payables. The RHL Group was due to receive, as an origination fee ("Fee"), a promissory note for $200,000, bearing interest at 10% per annum and due on demand. The origination fee is payable at the Company's option in cash or warrants to acquire 2,800,000 shares of the Company's common stock at an exercise price of $0.15 per share. See Subsequent Events (Note 11) below.

Interest expense on this note for the three months ended June 30, 2009 and 2008 amounted to $27,608 (unaudited) and $15,559 (unaudited), respectively. Interest expense on this note for the six months ended June 30, 2009 and 2008 amounted to $48,042 (unaudited) and $22,965 (unaudited), respectively. The unpaid interest balance as of June 30, 2009 and December 31, 2008 was $72,104 (unaudited) and $24,963 (unaudited), respectively.

The Company considered the accounting for the origination Fee under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and FASB Staff Position ("FSP") No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").

Based on these assessments, it was determined that the Fee was not convertible debt as defined in EITF 98-5 and APB No. 14. Secondly, SFAS No. 133 required bifurcation of the warrants from the Fee for consideration of whether they would be considered derivatives. EITF No. 00-19 provides that when the values of the two alternative settlements do not have the same economic value, then the settlement assumption should be based on the economic substance of the transaction. In this case, the economic substance of the transaction is that the Company owes the RHL Group, Inc. $200,000, and settlement in warrants is a contingency entirely under the Company's control. Furthermore, the terms of the warrant agreement are indeterminable at this time. Therefore, it cannot be assumed that the Company will settle the liability for more than the $200,000 it owes. Furthermore, until and unless the Company actually settles the liability, there is no basis for recording the liability at a value less than its $200,000 face amount. Therefore, in accordance with FSP APB 14-1, the Company recorded the Fee at its face amount of $200,000. When the Company finally settles the liability, a determination of the accounting will be made based on the settlement method used.

In conjunction with the loan agreement noted above, MMR was required to maintain certain financial covenants, including the requirement that MMR have at least $100,000 in cash in its bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 1, 2009. As of June 30, 2009, MMR was in payment default under the terms of the Third Amended Note. However, the RHL Group waived MMR's default, which was subsequently memorialized in a Waiver Agreement, dated as of August 18, 2009. See Subsequent Events (Note 11) below.

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

MMR, in its capacity as the operating company taking over MMRIS's income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. This is based on an expectation that the combined entity will generate net operating losses in 2009, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for June 30, 2009.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2011. Total rent expense for the three months ended June 30, 2009 and 2008 was $10,600 (unaudited) and $39,237 (unaudited), respectively. Total rent expense for the six months ended June 30, 2009 and 2008 was $19,600 (unaudited) and $78,474 (unaudited), respectively. Future minimum lease payments as of June, 2009, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ended	Operating	Capital
December 31,	Leases	Leases

2009 (remainder of)	$24,200	$7,114
2010	-	8,959
2011	-	8,959
Total minimum lease payments	$24,200	25,032

Less interest portion		(2,693)
		$22,338

The amount shown under "Operating Leases" above includes the Company's obligation under a long term lease for office space. In August 2008, MMR vacated this space prior to the end of the lease term. In February 2009, the Company and the landlord approved a settlement agreement. The Company accrued for the amount of the settlement liability as of December 31, 2008, which amounted to $62,500 and is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The remaining balance of the settlement liability as of June 30, 2009 amounts to $15,000 (unaudited). The remaining balance is being paid at a rate of $5,000 per month.

In April 2009, the Company renewed its lease with its Chairman and Chief Executive Officer on a month-to-month basis for use of office space for a total of $3,000 per month. The Company terminated this lease in May 2009.

Effective May 1, 2009, the Company entered into a lease agreement to lease additional office space in Beverly Hills, California. The lease is month-to-month and requires a monthly payment of $4,600 commencing in June 2009.

Guarantee provided by The RHL Group

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, the Company was required to invest $250,000 in a joint venture with the investor to establish an entity to market and sell the Company's services in the countries of Japan, China, Korea, Taiwan and Thailand. The Company has paid $100,000 to date of this amount which the Company has expensed during the 3 months ended June 30, 2009 due to uncertainty surrounding the outcome of negotiations with the related party. The Company is still involved in a relationship with the related party. To date, the joint venture has not been incorporated, has not commenced operations and there are no employees. The Company and the investor are still in the process of setting up this operation. In September 2007, The RHL Group, provided the investor with a guarantee that the Company would meet its obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR common stock, which became 328,174 shares of MMRIS common stock upon the closing of the Merger, valued at approximately $5,000 (unaudited). This expense has been reflected in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2009. Due to recent activities affecting the launch of the Company's products in China and Japan, the Company is assessing its options to pursue opportunities in these markets separate from the investor.

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

The current term of Mr. Lorsch's employment agreement is effective until December 31, 2011 and will automatically renew for successive 12 month periods unless terminated at least 60 days prior to the end of the term. The employment agreement may be terminated by the Company without cause (as defined in the agreement) upon 30 days written notice or for cause if Mr. Lorsch fails to cure the acts or omissions constituting cause within 30 days. If Mr. Lorsch's employment is terminated by the Company for cause or voluntarily by Mr. Lorsch without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lorsch's employment is terminated by the Company without cause or voluntarily by Mr. Lorsch for good reason, Mr. Lorsch will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lorsch. Mr. Lorsch is not entitled to any severance payments or benefits under the agreement if he is terminated for cause or voluntarily resigns without good reason.

Mr. Lorsch's employment agreement includes provisions that prohibit Mr. Lorsch from disclosing the Company's confidential information and trade secrets and competing with the Company during the term of his employment agreement or soliciting the Company's employees for 18 months following termination of employment.

Mr. Allana's employment agreement is effective until February 15, 2010, and will automatically renew for successive 12 month periods unless terminated at least 120 days prior to the end of the term. If the Company terminates Mr. Allana's employment, unless due to misconduct (as defined in the employment agreement), the Company must continue to pay Mr. Allana his monthly salary for the remainder of the then current term, or if done 120 days preceding the end of the term, then through the end of the next 12 month term.

Litigation Matters

From time to time, the Company is involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company's financial statements.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of December 31, 2008, there were 3,332,694; 1,263,750; and 1,580,082 shares of MMR's Series A, Series B and Series C Preferred Stock, respectively, issued and outstanding. Immediately prior to the Merger, the outstanding MMR preferred stock was converted to MMR common stock, representing an aggregate of 6,176,526 shares, which converted into MMRIS common stock in the Merger. As of June 30, 2009 (unaudited), there were no shares of MMR preferred stock issued and outstanding.

The Company has 5,000,000 shares of MMRIS preferred stock authorized. As of June 30, 2009 (unaudited), there were no shares of MMRIS preferred stock issued and outstanding.

Common Stock

As of June 30, 2009, the Company was authorized to issue 150,000,000 shares of common stock. Immediately prior to the Merger, there were 41,254,550 shares of MMRIS common stock issued and outstanding. On July 10, 2009, the stockholders of the Company approved an increase to the shares of common stock it is authorized to issue. As of July 10, 2009, the Company was authorized to issue 650,000,000 shares of common stock.

Pursuant to the Merger Agreement, MMRIS agreed to issue (or reserve for issuance) an aggregate 92,599,196 shares of MMRIS common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

Immediately prior to the Merger, and including the conversion of 6,176,526 shares of MMR preferred stock into MMR common stock, the issuance of 100,000 shares of MMR common stock to The RHL Group for renewal of a guarantee (see Note 5), MMR had 24,320,100 shares of common stock issued and outstanding. At the effective time of the Merger, and in accordance with the terms of the Merger Agreement, these shares of outstanding MMR common stock automatically converted into 79,812,087 shares of MMRIS common stock.

On March 13, 2009, the Company approved the issuance of 1,202,587 shares of MMRIS common stock including 1,145,324 shares of treasury stock, as replacement of options to acquire 1,202,587 shares of common stock. This resulted in an additional expense of $1,466 (unaudited) recorded during the six months ended June 30, 2009.

As of June 30, 2009, the total shares of MMRIS common stock issued and outstanding amounted to 126,098,201 (unaudited).

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

Upon closing of the Merger on January 27, 2009, these warrants converted into warrants to purchase 656,346 shares of MMRIS common stock at an exercise price of $0.61 per share. There was no additional expense recorded during the six months ended June 30, 2009 resulting from the modification of these warrants.

NOTE 7 - EQUITY INCENTIVE PLAN

Stock Option Activity

A summary of option activity for the six months ended June 30, 2009 (unaudited) is presented below. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated as of December 31, 2008 to reflect the conversion ratio of MMR to MMRIS shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at December 31, 2008	13,862,228	$0.47	1.76	$-
Granted	1,570,000	$0.18
Exercised	(3,609,913)	$0.05
Forfeited	(826,065)	$2.51
Cancelled	(1,202,587)	$0.00
Outstanding at June 30, 2009 (unaudited)	9,793,663	$0.46	2.11	$665,251

Vested and expected to vest
at June 30, 2009 (unaudited)	9,605,631	$0.47	2.08	$661,514

Exercisable at June 30, 2009 (unaudited)	7,913,403	$0.54	1.66	$627,884

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

A summary of the activity of the Company's nonvested options for the six months ended June 30, 2009 (unaudited) is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2008	1,207,822	$0.57
Granted	1,570,000	$0.14
Vested	(696,474)	$0.50
Forfeited	(201,088)	$2.28
Nonvested at June 30, 2009 (unaudited)	1,880,260	$0.11

As of June 30, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was $207,984 (unaudited), which is expected to be recognized by the year ended December 31, 2011. Total stock option expense recorded during the three months ended June 30, 2009 and 2008 amounted to $104,893 (unaudited) and $2,020 (unaudited), respectively, and is reflected in general and administrative expenses in the accompanying consolidated statements of operations. The total stock option expense recorded during the six months ended June 30, 2009 and 2008 amounted to $217,602 (unaudited) and $5,965 (unaudited), respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009 (unaudited).

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05 - 0.06	7,072,153	0.89	$0.05	6,675,867	$0.05
0.18 - 2.58	2,249,678	5.08	0.47	765,705	1.05
3.88 - 7.40	471,832	6.31	6.59	471,831	6.59
	9,793,663			7,913,403

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, MMRIS issued warrants to purchase up to 4.4 million shares of MMRIS common stock at an exercise price of $2.77 per share. The warrants are exercisable as of the date of grant through November 7, 2012. The Company valued the warrants using a Black-Scholes pricing model. EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" requires freestanding contracts that are settled in a Company's own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was applied to determine that the liability is accounted for as a derivative under SFAS 133 (see annual report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 for a more detailed discussion). The valuation of these warrants amounted to $0 and $149,280 (unaudited) as of December 31, 2008 and June 30, 2009, respectively. The increase in fair value of $149,280 was presented as change in valuation of warrants in the accompanying consolidated statements of operations.

Immediately prior to the Merger, MMRIS issued warrants to acquire 9,999,992 shares of MMRIS's common stock at an exercise price of $0.12 per share, which expire on January 26, 2014, to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. These warrants vested immediately and were valued on the date of grant using the Black-Scholes option pricing model using the assumptions as described in Note 2. As this transaction occurred immediately prior to the Merger, the resulting gain on the issuance of warrants was reflected in the statement of operations of MMRIS. There is no impact of this transaction recorded on the accompanying consolidated statement of operations for the six months ended June 30, 2009 (unaudited).

On March 1, 2009, the Company granted to a consultant 500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.15 per share. The warrants vest over a six month period and have a contractual life of five years. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. As of June 30, 2009, the total value of these warrants amounted to $52,573 (unaudited), of which $34,762 (unaudited) was recorded as stock based compensation expense during the six months ended June 30, 2009. On March 1, 2009, the Company granted an additional 1,250,000 warrants to this consultant with an exercise price of $0.15 per share, conditional upon the consultant being hired as full time employee by November 1, 2009. If this condition is met, the warrants vest over a 30 month period and expire on November 1, 2014. The Company has not recorded any expense for these warrants as of June 30, 2009, as their vesting was not assessed as probable.

On March 8, 2009, the Company granted to a group of consultants an aggregate total of 600,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.175 per share. Of the warrants granted, 100,000 vested immediately upon grant and 500,000 vest over a two year period. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. As of June 30, 2009, the total value of these warrants amounted to $64,380 (unaudited), of which $12,910 (unaudited) related to the 100,000 warrants was recorded as a reduction of outstanding accounts payable during the six months ended June 30, 2009 and $6,345 related to the 500,000 warrants was recorded in sales and marketing expense for the six months ended June 30, 2009.

On March 13, 2009, the Company granted to a group of vendors an aggregate total of 1,300,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.175 per share. These warrants all vested immediately. These warrants were used valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $173,636 (unaudited), which was recorded as interest expense during the six months ended June 30, 2009, as the Company granted these warrants as consideration for the vendors agreeing to defer payment of their outstanding liabilities.

On April 6, 2009, the Company granted to a customer 50,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.23 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $8,490 (unaudited), all of which was recorded as a reduction to subscriber revenues during the six months ended June 30, 2009.

On May 13, 2009, the Company granted to a group of consultants an aggregate total of 275,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.19 per share. Of the warrants granted, 75,000 vested immediately upon grant and 200,000 vest over a six month period. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. As of June 30, 2009, the total value of these warrants amounted to $31,588 (unaudited), of which $16,381 (unaudited) was recorded as an operating expense during the six months ended June 30, 2009.

The following summarizes the total warrants outstanding and exercisable as of June 30, 2009 (unaudited).

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.12 - 0.61	14,631,338	4.59	$0.15	12,629,774	$0.15
1.80 - 2.77	4,459,910	3.36	2.77	4,459,910	2.77
3.98 - 5.19	355,378	2.52	4.04	355,378	4.04
5.26 - 6.33	3,016,409	1.68	5.27	3,016,409	5.27
	22,463,035		$1.42	20,461,471	$1.54

The weighted average fair value of warrants granted during the six months ended June 30, 2009 amounted to $0.10 (unaudited). There were no warrants exercised during the six months ended June 30, 2008 (unaudited).

Restricted Stock Program

Under the Restricted Stock Program, a restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions relating to the sale or transfer of the shares. A committee appointed by the Board to administer the program or the Board itself shall determine to whom an offer will be made, the number of shares the person may purchase, the price to be paid and the restriction to which the shares shall be subject. The offer must be accepted by the eligible person within thirty days from the date of the offer evidenced by the Restricted Stock Purchase Agreement. The purchase price of shares shall not be less than 85% of the fair market value of such shares on the issue date, with the provision that the purchase price for a 10% stockholder shall not be less than 110% of such fair market value. Shares are either fully and immediately vested upon issuance, or may vest in installments upon attainment of specified performance objectives. There were no shares issued under the restricted stock program for the six months ended June 30, 2009 (unaudited). During the six months ended June 30, 2008, MMR issued 2,095,000 (unaudited) shares of restricted MMR common stock for services and interest expense on the line of credit with The RHL Group. These shares of MMR became 6,875,226 (unaudited) shares of MMRIS subsequent to the merger. The total value of these restricted shares amounted to $314,250, of which $104,250 is recorded in general administrative expenses and $210,000 is recorded in interest and other expenses, net on the accompanying consolidated statement of operations for the six months ended June 30, 2008.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for past services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. No shares were issued under the Stock Bonus Program during the six months ended June 30, 2009 or 2008 (unaudited).

Derivative Liabilities

In accordance with Emerging Issues Task Force Issue ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," on January, 27, 2009, the Company performed an analysis as if all holders of options and warrants exercised their rights under those contracts. This analysis resulted in the conclusion that the Company had inadequate authorized shares to settle 100% of these contracts. Therefore, as shareholder approval would be necessary to increase the number of authorized shares, settlement of these obligations would not be within the control of the Company. Consequently certain non-employee options and warrants were accounted for as derivative liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of 3,436,458 vested non-employee option and 15,218,890 vested warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. The condition was remedied on June 13, 2009 when certain of the option and warrant holders waived their rights under those contracts until such time that the Company had 250 million or more shares authorized. On March 31, 2009 and June 13, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at January 27, 2009 of $871,052 and the values at March 31, 2009 and June 13, 2009 of $2,665,889 and $1,377,033, respectively, was recorded as a gain on change in value of derivatives for the three months ended June 30, 2009 and a loss on change in value of derivatives for the six months ended June 30, 2009. On June 13, 2009, the derivative liabilities were reclassified back into equity resulting in a gain of $1,288,856 for the three months ended June 30, 2009 and a loss of $505,981 for the six months ended June 30, 2009.

The inputs used for the Black-Scholes option valuation model were as follows:

	January 27, 2009	March 31, 2009	June 13, 2009

Expected life in years	0.25 - 5.0 yrs	0.07 - 5.59 yrs	0.13 - 5.4 yrs
Stock price volatility	102.42% - 183.93%	103.45% - 178.61%	104.54% - 152.74%
Risk free interest rate	0.13% - 1.59%	0.17% - 1.67%	0.19% - 2.81%
Expected dividends	None	None	None
Forfeiture rate	0%	0%	0%

NOTE 8 - NOTES PAYABLE

On June 11, 2009, the Company entered into a promissory note agreement with PM Creative Corporation, an unrelated third-party, to borrow $125,000. The promissory note is due and payable July 30, 2011, and bears interest of 12% per annum payable quarterly beginning on January 1, 2011. The proceeds of the loan will be used by the Company for the filing of international patent applications to expand and perfect the patent rights of the Company in the Anti-CD20 Antibodies outside the United States. PM Creative Corporation also received, as a commitment fee ("Fee"), a payable for $30,000, due and payable by August 15, 2009. The commitment fee is payable at the Company's option in cash or warrants to acquire 375,000 shares of MMRIS common stock at an exercise price per share equal to the lesser of (i) $0.15 per share and (ii) the weighted average trading price for a share of common stock for the ten consecutive trading days preceding the date on which the warrant is exercised. The warrants have a four year term. On July 29, 2009, the Company elected to pay the commitment fee through the issuance of warrants exercisable into 375,000 shares of the Company's common stock at an exercise price of $0.14 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model using the following inputs: (1) common stock value of $0.12 (2) exercise price equal to $0.14 (3) expected price volatility of 109.39% (4) risk-free interest rate of 2.21%, and (5) expected life of 4 years. The total value of these warrants amounted to $32,441 (unaudited), all of which will be recorded as a reduction to the commitment fee payable in July 2009, with a loss on settlement of payables for $2,441 (see Note 11).

The Company considered the accounting for the commitment Fee under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and FASB Staff Position ("FSP") No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").

Based on these assessments, it was determined that the Fee was not convertible debt as defined in EITF 98-5 and APB No. 14. Secondly, SFAS No. 133 required bifurcation of the warrants from the Fee for consideration of whether they would be considered derivatives. EITF No. 00-19 provides that when the values of the two alternative settlements do not have the same economic value, then the settlement assumption should be based on the economic substance of the transaction. In this case, the economic substance of the transaction is that the Company owes PM Creative Corporation $30,000, and settlement in warrants is a contingency entirely under the Company's control. Furthermore, the terms of the warrant agreement are indeterminable at this time. Therefore, it cannot be assumed that the Company will settle the liability for more than the $30,000 it owes. Furthermore, until and unless the Company actually settles the liability, there is no basis for recording the liability at a value less than its $30,000 face amount. Therefore, in accordance with FSP APB 14-1, the Company recorded the Fee at its face amount of $30,000. When the Company finally settled the liability, a determination of the accounting will be made based on the settlement method used, which resulted in a loss on settlement (see Note 11).

Notes payable consisted of the following:

	June 30,	December 31,
	2009	2008

Promissory notes payable due to the former officers of MMRIS as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$-

Promissory notes payable due to the two remaining officers of MMRIS pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	-

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	-

Promissory notes payable due to PM Creative Corporation, due in full on July 30, 2011, with a 12% per annum stated interest.	125,000	-
	450,343	-
Less: current portion	250,971	-
Notes payable, less current portion	$199,372	$-

Future maturities with respect to these notes payable as of June 30, 2009 were as follows:

Year Ended
December 31,

2009 (remainder of)	$176,599
2010	148,744
2011	125,000
Total	$450,343

NOTE 9 - RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, MMRIS had provided notices under the federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former MMRIS employees amounted to $1,682,416 (unaudited). On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 (unaudited) warrants issued to creditors (see Note 7), the Company issued warrants as settlement of $985,020 (unaudited) of these amounts. In addition, the Company signed promissory notes with certain former executives totaling $76,783 (unaudited), which notes are payable in full on August 31, 2009 (see Note 8).

As of June 30, 2009, the total remaining severance liabilities amounted to $620,613 (unaudited), which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax.

During the period from January 27, 2009 through June 30, 2009, the Company entered into a series of settlement agreements with certain vendors of MMRIS pursuant to the Creditor Plan, in which the Company settled approximately $302,982 (unaudited) of its outstanding accounts payable for an aggregate settlement amount of $214,402 (unaudited), including promissory notes of $139,355 (unaudited) payable in 18 monthly installments starting on July 27, 2009 (see Note 8). This resulted in a gain of $36,945 (unaudited) and $89,170 (unaudited), which has been recorded as a gain on settlement of payables in the accompanying consolidated statement of operations for the three and six months ended June 30, 2009, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company incurred $30,000 (unaudited) and $26,025 (unaudited) during the six months ended June 30, 2009 and 2008, respectively, towards marketing consulting services from a director. Included in related party payables at June 30, 2009 and December 31, 2008 was $96,025 (unaudited) and $76,025, respectively, with respect to these services.

The Company also incurred $25,000 (unaudited) during each of the six months ended June 30, 2009 and 2008, respectively, towards marketing consulting services from a second director. Included in related party payables at June 30, 2009 and December 31, 2008 was $100,000 (unaudited) and $75,000, respectively, with respect to these services.

In August 2006, the Company entered into a month-to-month lease with The RHL Group for the use of furniture and art for the Company's offices, for a total of $1,000 per month which terminated on August 15, 2008. The Company incurred expenses of $0 (unaudited) and $6,000 (unaudited) during the six months ended June 30, 2009 and 2008, respectively.

In August 2008, the Company entered into an eight month lease with its Chairman and Chief Executive Officer for the use of office space for a total of $3,000 per month plus a share of utilities. This lease was renewed in April 2009 on a month-to-month basis and terminated in May 2009.

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

The Company received $50,000 from MMR AU upon the signing of the letter agreement towards set up costs of the platform to be used by customers of MMR AU. The Company completed the setup of the platform for MMR AU in 2007, at which time it started to recognize this amount into revenue. The Company also received $150,000 in 2007 from MMR AU towards the minimum guarantee payment for years 2 and 3 of the license term. This amount has been deferred and is being recognized as income based on the number of months elapsed. During the three months ended June 30, 2009 and 2008, the Company amortized $3,125 (unaudited) and $20,000 (unaudited), respectively, of these amounts as license fee and other revenues in the accompanying statement of operations. During the six months ended June 30, 2009 and 2008, the Company amortized $18,750 (unaudited) and $40,000 (unaudited), respectively, of these amounts as license fee and other revenues in the accompanying statement of operations. The Company has accounted for this transaction under EITF 00-21, "Revenue Arrangements with Multiple Deliverables."

NOTE 11 - SUBSEQUENT EVENTS

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through August 26, 2009, the date these financial statements were issued.

On August 18, 2009, the Company and The RHL Group entered into a Waiver Agreement, pursuant to which, in consideration of The RHL Group's waiver of MMR's payment default under the Third Amended Note (see Note 3 above), the Company granted to The RHL Group a warrant to purchase an aggregate of 11,039,378 shares of the Company's common stock, with an exercise price equal to $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant. Under the Waiver Agreement, The RHL Group agreed to waive MMR's payment default until August 31, 2009, which waiver period will automatically continue until The RHL Group notifies MMR otherwise. In addition, as a repayment of the unpaid $200,000 origination fee owed to The RHL Group by MMR in connection with the credit line restructuring, the Company granted to The RHL Group 2,800,000 shares of common stock.

On August 17, 2009, in consideration of a personal guaranty given by Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President, to a vendor, to guarantee payments due to the vendor from the Company for services rendered, the Company granted Mr. Lorsch (i) a warrant to purchase 706,605 shares of Company common stock, at an exercise price of $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant, and (ii) 141,321 shares of Company common stock.

On August 6, 2009, the Company made the following equity issuances to the persons and for the reasons stated below:

  To Mr. Robert Lorsch, Chairman, CEO and President, an option to buy 9,000,000 shares of the Company's common stock at an exercise price of $0.125 per share, with the first 3,000,000 of such shares vesting on January 27, 2009, the second 3,000,000 vesting on January 27, 2010 and the final 3,000,000 vesting on January 27, 2011. These options were to be granted under Mr. Lorsch's employment agreement, but were in fact never granted.
  To George Rebensdorf, a member of the Board of Directors of the Company, in consideration of consulting and other services, (a) an option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.125 per share, vesting in 8 equal quarterly installments with the first installment fully vesting on the date of grant and the remaining 7 installments vesting on the last day of each quarter thereafter, and (b) a grant of 1,000,000 shares of the Company's common stock at a price per share value of $0.125.
  To Jack Zwissig, a member of the Board of Directors of the Company, in consideration of consulting and other services, (a) an option to purchase 1,200,000 shares of the Company's common stock at an exercise price of $0.125 per share, vesting in 8 equal quarterly installments with the first installment fully vesting on the date of grant and the remaining 7 installments vesting on the last day of each quarter thereafter, and (b) for an initial term of one year from the date hereof, which term may be extended for an additional year upon Board approval, a monthly grant of the Company's common stock, with the first such grant occurring at the end of August 2009 in an amount equal to $35,000 of the Company's common stock (covering the period since February 2009) and each subsequent grant occurring at the end each following month in an amount equal to $5,000.00 worth of the Company's common stock. With respect to (b) above, the price per share of the Company's common stock shall be based on the daily volume weighted average price of such stock for the ten trading days preceding the end of the applicable month, and such stock shall be issued to Mr. Zwissig within five business days of the end of each month.
  To Bernard Stolar, a member of the Board of Directors of the Company, in consideration of consulting and other services, (a) an option to convert, at Mr. Stolar's election, all accrued and unpaid compensation owed to Mr. Stolar by the Company into shares of the Company's common stock, at a per share value of $0.125 and (b) an option to purchase 1,200,000 million shares of the Company's common stock, vesting in 8 equal quarterly installments with the first installment fully vesting on the date of grant and the remaining 7 installments vesting on the last day of each quarter thereafter.
  To Hector Barreto, a member of the Board of Directors of the Company, in consideration of consulting and other services, (a) an option to convert, at Mr. Barreto's election, all accrued and unpaid compensation owed to Mr. Stolar by the Company into shares of the Company's common stock, at a per share value of $0.125 and (b) an option to purchase 1,200,000 million shares of the Company's common stock, vesting in 8 equal quarterly installments with the first installment fully vesting on the date of grant and the remaining 7 installments vesting on the last day of each quarter thereafter.
  To Naj Allana, Chief Financial Officer and Senior Vice President of the Company, a grant of 707,016 shares of the Company's common stock at a price per share value of $0.125, in consideration of his agreement to defer compensation owed to him.
  To A.J. Durtschi, a consultant to the Company, a grant of up to 100,000 shares of the Company's common stock at a price per share value of $0.125, in consideration of his agreement to defer compensation owed to him, with the Compensation Committee to determine the exact number of shares to be granted.
  To Richard Teich, an employee of the Company, a grant of up to 410,000 shares of the Company's common stock at a price per share value of $0.125, in consideration of his agreement to defer compensation owed to him, with the Compensation Committee to determine the exact number of shares to be granted.

The Shares were issued to each of the foregoing in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), and the rules promulgated thereunder. At the time of their issuance, the securities granted above are restricted securities for purposes of the Securities Act and the certificates representing such securities shall bear legends to that effect. The exercise/conversion prices of the securities described above were equal to the closing price of the Company's common stock as of the date of grant.

On July 29, 2009, the Company elected to pay the $30,000 commitment fee payable to PM Creative Corporation through the issuance of warrants exercisable into 375,000 shares of the Company's common stock at an exercise price of $0.14 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model using the following inputs: (1) common stock value of $0.12 (2) exercise price equal of $0.14 (3) expected price volatility of 109.39% (4) risk-free interest rate of 2.21%, and (5) expected life of 4 years. The total value of these warrants amounted to $32,441 (unaudited), all of which will be recorded as a reduction to the commitment fee payable in July 2009, with a loss on settlement payables for $2,441.

In July and August 2009, the Company entered into a 12% Convertible Promissory Note ("the Convertible Notes") with three unrelated third-parties (the "Holders") for a principal amount totaling $160,000. The Convertible Notes matures on December 31 2009, and the Company may, in its sole discretion, extend the maturity date to June 30, 2010. The Convertible Notes bears an interest of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at the sole discretion of the Company. Each Convertible Note is convertible into shares of common stock by dividing (i) the then outstanding balance of such note by (ii) the product of eighty percent (80%) multiplied by the arithmetic average of the volume weighted average price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date.

On July 10, 2009, the stockholders of the Company approved an increase to the shares of common stock it is authorized to issue. As of July 10, 2009, the Company is authorized to issue 650,000,000 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and the description of our business appearing in our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009 (the " Form 10-K "). This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K and in the Company's current report on Form 8-K/A filed on May 4, 2009.

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
  The ability to generate subscribers for our products and services; and
  Our ability to adapt our products to conform to any technical specifications necessary to benefit from stimulus package funding
  Our ability to raise capital in order to meet our financial obligations and invest in our business to grow revenues;
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

Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under "Risk Factors" in Item 1A of the Form 10-K and in the Company's current report on Form 8-K/A filed on May 4, 2009. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

Source of Revenues

Our revenues are derived from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with a credit card or Paypal account either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. Revenues from subscriptions accounted for 58.6% and 69.8% of our total revenues during the six months ended June 30, 2009 and 2008, respectively. Revenues from subscriptions accounted for 54.3% and 72.0% of our total revenues during the three months ended June 30, 2009 and 2008, respectively.

We also generate revenues from licensing the sale and marketing of our services internationally and, to a lesser extent, from ancillary fee payments. We record these licensing and other ancillary revenues under "License and Other Fees" in our income statement. When we enter into a licensing arrangement, we are sometimes paid an up front license fee and typically receive ongoing royalty payments that are often based on a percentage of revenue earned by our licensee. These fees are recognized over the license period. When we receive ancillary one-time payments, we record them when services or products are delivered. Revenues from licensing and other fees accounted for 41.4% and 30.2% of our total revenues during the six months ended June 30, 2009 and 2008, respectively. Revenues from licensing and other fees accounted for 45.7% and 28.0% of our total revenues during the three months ended June 30, 2009 and 2008, respectively.

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

We follow the provisions of Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") and accordingly, we recognize annual recurring subscription fees paid in advance on a straight line basis over the subscription period. In addition, we follow the provisions of Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables", and accordingly, we defer recognition of upfront fees paid under our licensing agreement and recognize them over the period covered by the licensing agreement, and similarly, we defer recognition of minimum guaranteed royalty fees paid in advance under our licensing agreement and recognize them in the period to which they relate.

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

Effective January 1, 2007, we began to measure and record uncertain tax positions in accordance with Financial Accounting Standards Board ("FASB") Interpretation Number ("FIN") 48 "Accounting for Uncertainty in Income Taxes ("FIN 48") an Interpretation of Statement of Financial Accounting Standards" ("SFAS") No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more- likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions under FIN 48 involves significant judgments by management.

Intangible Assets

We account for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Website Development Costs", and with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ." Pursuant to these provisions we capitalize internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. The determination of estimated future gross revenues requires the exercise of judgment and assumptions by our management and actual results could vary significantly from such estimates.

Impairment of Long-Lived Assets and Intangibles

We evaluate long-lived assets and identifiable intangible assets with finite useful lives under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" , and accordingly, management reviews our long-lived assets and identifiable intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows.

Share-Based Compensation

We recognize compensation expense, under the provisions of SFAS No. 123 (R), "Share-Based Payment." As a result, we recognize compensation expense in an amount equal to the estimated fair value of stock-based awards and issuances, such as stock options granted to employees and non-employees and restricted stock awards. This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value of each stock option under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), volatility of the underlying equity security, and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. Because we do not have adequate historic data regarding exercise rates and determined that MMR's options are "plain vanilla," in accordance with SAB No. 110, we assigned the expected life equal to the midpoint between the vesting period and the contractual option termination. Further, because there is no public market for MMR's shares, the expected volatility is based on ranges for similar companies. The use of different public company comparables in our assumptions and other assumptions by management in the Black Scholes option pricing model could produce substantially different results.

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

  Inadequate Financial Statement Close Process and Cut-Off: Because we did not perform a timely and efficient close of our financial records and did not require supporting documentation for all closing journal entries, we were required to make a significant number of post-closing entries to adjust our financial statements to comply with generally accepted accounting principles.
  Lack of Financial Expertise and Accounting Staff: We have very limited accounting personnel and limited access to experts due to our limited cash situation. Because of these limitations, we misapplied accounting literature and authoritative guidance, which lead to errors in our financial statements.
  Lack of Supporting Documentation and Schedules: Because of the small size of our company prior to the Merger and the informal nature of our relationships with many of our consultants and directors, we did not always formally and promptly document equity-related transactions or maintain detailed accounting records supporting all cash transactions. This lack of supporting documentation and schedules led to errors in determining the impact on our financial statements of these transactions.
  Inadequate Journal Entry Review Process: Because of the small size of our company prior to the Merger, our journal entries were not reviewed and authorized by a person who has responsibility for oversight. This lack of oversight could lead to unauthorized entries, management override of controls or the concealment of errors and fraud.

In addition to the above, during the six months ended June 30, 2009, our independent registered public accounting firm identified an additional material weakness regarding our inadequate approval process and documentation of equity grants because we did not formally document all equity related grants and formally approve them in Board meetings or formally document revenue arrangements with third parties.

To remedy these material weaknesses, we plan to hire experienced accounting staff with SEC public company experience and have already hired an outside consultant to develop and implement formal policies and procedures regarding the preparation of our financial statements.

Factors Affecting Future Results

In the first quarter of 2009, we entered into arrangements with The Latino Coalition, a non-profit organization with 600,000 business members nationwide, to market our product to its members (either on a direct to consumer basis or as an added benefit that its members can offer their employees), and with the United Marketing Group, a leading direct marketer of affinity membership programs and merchandise products, to market our products as a direct to consumer benefit. In addition, in May 2009 at its annual meeting, the National Rifle Association, or the NRA, announced the launch of NRA E-Safe, a private label version of our Electronic Safe Deposit product. The NRA is now gradually rolling out NRA E-Safe as an added benefit to its members. If members of these organizations take advantage of the introductory offers and subscribe for our services, these contracts could become important sources of revenue for our company over time, particularly after the initial introductory periods. The Company is also devoting its resources to the development of MMR Pro which is expected to begin testing in Beta sites in September. We are working with EMR companies and national scanning companies to create a national channel distribution for product rollout.

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

Results of Operations for the Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008

The following table sets forth items in our statements of operations for the periods indicated.

	Three Months Ended
	June 30,
	2009	2008

Revenues
Subscriber	$87,972	$68,424
License fees and other	74,126	26,625
Total revenues	162,098	95,049
Cost of revenues	102,285	94,580
Gross profit (loss)	59,813	469
General and administrative expenses	1,349,113	287,693
Sales and marketing expenses	384,772	248,784
Technology development	63,095	40,625
Loss from operations	(1,737,167)	(576,633)
Gain on settlement of payables	36,945	-
Change in valuation of derivative liabilities	1,495,569	-
Interest and other expenses, net	(116,404)	(125,568)
Net loss	$(321,057)	$(702,201)

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Revenues. Revenues increased by $67,049 for the three months ended June 30, 2009 from $95,049 for the three months ended June 30, 2008 primarily due to growth in both subscriber revenues, which resulted from growth in our corporate customer base and increased memberships with existing customers, as well as growth in license and other fees revenues, primarily due to higher royalty payments and platform access fees from our international licensees.

Cost of revenue. Our cost of revenue increased by $7,705, from $94,580 for the three months ended June 30, 2008 to $102,285 for the three months ended June 30, 2009. Cost of revenue increased in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to an increase of approximately $12,000 related to dedicated individual dial-up fax numbers required to accommodate our additional subscribers and also to maintain an adequate inventory of numbers. This increase was offset by a decrease due to a reduction in personnel. During the three months ended June 30, 2008, we had an employee performing website maintenance resulting in increased costs of approximately $6,667. There were no such costs during the same period in 2009. We had a gross profit and positive gross margin of 36.9% for the second quarter of 2009 compared to a gross margin of 0.5% in the second quarter of 2008. The primary reasons for the improvement in our gross profit and margin in the second quarter of 2009 were because our revenues increased sufficiently to cover the fixed cost components of our costs of revenue and there was an increase in minimum guaranteed royalty payments with no corresponding cost increase.

Operating expenses. The following table sets forth the individual components of our operating expenses for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008

General and administrative expenses	$1,349,113	$287,693
Sales and marketing expenses	384,772	248,784
Technology development	63,095	40,625
Total	$1,796,980	$577,102

Operating expenses increased by $1,219,878 for the three months ended June 30, 2009 from $577,102 for the three months ended June 30, 2008. This significant increase is primarily due to the increase in our general and administrative expenses, which increased 368.9% in large part because of increased legal and accounting fees of approximately $640,000 in 2009 as compared to 2008 associated with the fees necessary to being a public company. A portion of the increase is due to increased share based compensation expenses associated with stock option compensation, which increased by $102,873 compared to the second quarter of 2008, as well as $46,919 of expenses associated with the issuance of warrants to consultants and vendors during the second quarter of 2009 compared to zero in the same period in 2008 and a $100,000 write-off of advances due from a related party recorded during the second quarter of 2009 compared to no such write-off during the same period in 2008. The increases in operating expenses were also driven by an increase in sales and marketing expenses, due to the timing of the Healthcare Information and Management Systems Society Convention. In 2008 the convention was held in February while in 2009 the convention was held in April which contributed to a $56,501 increase in the three months ended June 30, 2009 sales and marketing expense when compared to the prior year same period. The increase was also due to increased salary expenses associated with consultants hired to support our growth in revenues and development, along with our existing employees spending a higher proportion of their time dealing with sales and marketing related activities.

Gain on Settlement of Payables. During the three months ended June 30, 2009, we had a gain on the settlement of payables of $36,945 in connection with settlement agreements entered into with certain vendors. There was no such gain during the three months ended June 30, 2008.

Change in valuation of derivative liabilities. In November 2007, Favrille had issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model. As of December 31, 2008, the warrants were valued at $0 and on March 31, 2009 and June 30, 2009 the warrants were valued at $355,993 and $149,280, respectively. We recorded the change in valuation of $206,713 as a change in valuation of warrants during the three months ended June 30, 2009. There was no such change in valuation during the three months ended June 30, 2008.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as we had inadequate authorized shares to settle 100% of these contracts. The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. The condition was remedied on June 13, 2009 when certain of the option and warrant holders indefinitely waived their rights under those contracts. On that date, the derivative liabilities were reclassified back into equity. On March 31, 2009 and June 13, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the values at March 31, 2009 and June 13, 2009 of $2,665,889 and $1,377,033, respectively, was recorded as a gain on change in value of derivatives for the three months ended June 30, 2009. The gain recorded for this matter was $1,288,856 for the three months ended June 30, 2009. There was no such change in valuation during the three months ended June 30, 2008.

Interest and Other Expenses, Net. We had interest and other expenses, net of $116,404 for the three months ended June 30, 2009, a decrease of $9,164 from $125,568 for the three months ended June 30, 2008, primarily as a result of common stock issued as payment of interest expense on the line of credit of $105,000 during the three months ended June 30, 2008, offset by increased interest expenses on the line of credit payable to The RHL Group, a significant shareholder wholly-owned by Robert H. Lorsch, the Company's Chairman and Chief Executive Office. We expect that our interest expense, net will increase given the increase in the outstanding balance of our line of credit payable to The RHL Group in connection with the signing of the Third Amended and Restated Note on April 29, 2009 (see "-Liquidity and Capital Resources-Description of Indebtedness-The RHL Group" below).

Net loss. As a result of the foregoing, we had net income of $321,057 for the three months ended June 30, 2009 compared to a net loss of $702,201 for the three months ended June 30, 2008.

Results of Operations for the Six Months Ended June 30, 2009 as Compared to the Six Months Ended June 30, 2008

The following table sets forth items in our statements of operations for the periods indicated.

	Six Months Ended
	June 30,
	2009	2008

Revenues
Subscriber	$180,467	$121,435
License fees and other	127,418	52,625
Total revenues	307,885	174,060
Cost of revenues	209,137	211,047
Gross profit (loss)	98,748	(36,987)
General and administrative expenses	2,643,518	707,410
Sales and marketing expenses	620,658	613,682
Technology development	106,843	85,625
Loss from operations	(3,272,271)	(1,443,704)
Gain on settlement of payables	89,170	-
Change in valuation of derivative liabilities	(655,261)	-
Interest and other expenses, net	(359,084)	(242,421)
Net loss	$(4,197,446)	$(1,686,125)

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Revenues. Revenues increased to $307,885 for the six months ended June 30, 2009 from $174,060 for the six months ended June 30, 2008 primarily due to growth in both subscriber revenues, which resulted from growth in our corporate customer base and increased memberships with existing customers, as well as growth in license and other fees revenues, primarily due to higher royalty payments and platform access fees from our international licensees.

Cost of revenue. Our cost of revenue decreased to $209,137 for the six months ended June 30, 2009 from $211,047 for six months ended June 30, 2008. Cost of revenue decreased in the six months ended June 30, 2009 as compared to2008, despite the increase in revenues, primarily due to a reduction in personnel. During the six months ended June 30, 2008, we had a full time employee performing website maintenance through April 30, 2008, resulting in increased costs in 2008 of approximately $27,000. There were no such costs during the same period in 2009. These decreases in costs during 2009 were offset by an increase in costs of approximately $23,000 related to dedicated individual dial-up fax numbers required to accommodate our additional subscribers and maintain an adequate inventory of numbers. We had a gross profit and positive gross margin of 32.1% for the six months ended June 30, 2009 compared to a negative gross margin of 21.2% for the six months ended June 30, 2008. The primary reasons for the improvement in our gross profit and margin during the six months ended June 30, 2009 were because our revenues increased sufficiently to cover the fixed cost components of our costs of revenue and there was an increase in minimum guaranteed royalty payments with no corresponding cost increase.

Operating expenses. The following table sets forth the individual components of our operating expenses for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008

General and administrative expenses	$2,643,518	$707,410
Sales and marketing expenses	620,658	613,682
Technology development	106,843	85,625
Total	$3,371,019	$1,406,717

Operating expenses increased to $3,371,019 for the six months ended June 30, 2009 from $1,406,717 for the six months ended June 30, 2008. This significant increase is primarily due to the increase in our general and administrative expenses, which increased 273.7% in large part because of increased legal and accounting fees of approximately $1,500,000 in 2009 as compared to 2008 associated with the fees necessary to being a public company and the Merger which occurred on January 27, 2009. In addition, we had increased share based compensation expenses in 2009 associated with stock option compensation and expenses associated with the issuance of warrants to vendors as payment for services and a $100,000 write-off of advances due from a related party recorded during the second quarter of 2009 compared to no such write-off during the same period in 2008. We also incurred increased sales and marketing expenses, which increased by 1.1% in 2009 as compared to 2008, primarily due to increased sales and marketing salaries associated with additional consultants hired to support our growth in revenues, along with our existing employees spending a higher proportion of their time dealing with sales and marketing related activities. These increased sales and marketing expenses in 2009 were offset by decreases in expenses resulting from the completion of the initial phase of setting up a sales program with a customer during the first quarter of 2008. Our technology development expenses also increased by 24.8% in 2009 as compared to 2008 due to the hiring of a consultant focused on development activities.

Gain on Settlement of Payables. During the six months ended June 30, 2009, we had a gain on the settlement of payables of $89,170 in connection with settlement agreements entered into with certain vendors relating to liabilities we assumed in connection with the Merger. There was no such gain during the six months ended June 30, 2008.

Change in valuation of derivative liabilities. In November 2007, Favrille had issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model. During the six months ended June 30, 2009, the value of these warrants increased by $149,280. We recorded the change in valuation as a change in valuation of warrants during the six months ended June 30, 2009. There was no such change in valuation during the six months ended June 30, 2008.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as we had inadequate authorized shares to settle 100% of these contracts. The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. The condition was remedied on June 13, 2009 when certain of the option and warrant holders indefinitely waived their rights under those contracts. On that date, the derivative liabilities were reclassified back into equity. On June 13, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at January 27, 2009 of $871,052 and the value at June 13, 2009 of $1,377,033 was recorded as a loss on change in value of derivatives for the six months ended June 30, 2009. The loss recorded for this matter was $505,981 for the six months ended June 30, 2009. There was no such change in valuation during the six months ended June 30, 2008.

Interest and Other Expenses, Net. We had interest and other expenses, net of $359,084 for the six months ended June 30, 2009, an increase of $116,663 from $242,421 for the six months ended June 30, 2008. The increase was primarily the result of increased interest expenses on the line of credit payable to The RHL Group, Inc. due to increased borrowings in 2009, interest expense for stock options issued as consideration for extending the line of credit, as well as additional interest expense from warrants issued to vendors as consideration for deferring payment of outstanding liabilities. The increased expenses in 2009 were offset by expenses associated with common stock issued as payment of interest expense on the line of credit of $210,000 during the six months ended June 30, 2008.

Net loss. As a result of the foregoing, we had a net loss of $4,197,446 for the six months ended June 30, 2009 compared to a net loss of $1,686,125 for the six months ended June 30, 2008.

Going Concern

As more fully described in note 1 to the consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2008 financial statements for the year ended December 31, 2008 related to the uncertainty of our ability to continue as a going concern. At June 30, 2009, current liabilities of $5,856,404 exceeded cash and cash equivalents of $2,605.

Management's plan regarding this matter is to continue to increase its available line of credit with The RHL Group. If the Company is unable to increase its available line of credit with The RHL Group, or obtain suitable alternative debt financing, it may adversely affect the Company's ability to execute its business plan and continue as a going concern. For further details regarding our indebtedness with The RHL Group, see "-Liquidity and Capital Resources- Description of Indebtedness-The RHL Group," below.

Additionally, the Company plans to sell additional equity securities, explore other debt financing arrangements and continue to increase its existing customer base to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Liquidity and Capital Resources

We have incurred net losses of $4,197,446 and $1,686,125 for the six months ended June 30, 2009 and 2008, respectively. Historically, we have issued capital stock and received funds from The RHL Group to operate our business, and although we expect to continue to receive financing from The RHL Group, we also expect to continue to incur losses from operations and need additional sources of financing to fund our operations until we develop a profitable business. There can be no assurance that additional sources of financing will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

At June 30, 2009, we had $2,605 in cash and cash equivalents, and although we received approximately $1,050,000 in cash at the closing of the Merger, and additional funding from The RHL Group pursuant to the Third Amended and Restated Note dated April 29, 2009, we nevertheless will still be required to obtain additional financing in order to meet the obligations for installment payments of $853,000 under the Creditor Plan (including payments under the transition employment agreements of our former Chief Executive Officer and former Chief Financial Officer) and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,516,049 at June 30, 2009; see Note 3 of our consolidated financial statements). For additional information relating to the Creditor Plan see Exhibit 10.1 of our current report on Form 8-K filed on November 13, 2008, and for information relating to The RHL Group see "- Related Party Transactions" below.

Cash Flows for the Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Net cash used in operating activities for the six months ended June 30, 2009 was $1,319,458. The reconciliation of net loss of $4,197,446 to net cash used in operating activities for the six months ended June 30, 2009 included non-cash charges of $470,125 for share based compensation, $53,441 for depreciation and amortization, $66,668 for bad debt expense, $100,000 for a write-off of advances due from a related party and $655,261 for change in valuation of derivative liabilities, as well as increases of $1,361,577 in accounts payable and accrued expenses and $278,419 in related party payables, offset by a gain on the settlement of payables of $89,170.

Net cash used in operating activities for the six months ended June 30, 2008 was $725,660. The reconciliation of net loss of $1,686,125 to net cash used in operating activities for the six months ended June 30, 2008 included non-cash charges of $210,000 for common stock issued as payment of interest expense on the related party line of credit and $104,250 for restricted common stock issued for services and $74,719 for depreciation and amortization, as well as increases of $410,274 in accounts payable and accrued expenses and $115,532 in compensation payable, offset by a $74,611 decrease in related party payables.

Our investing activities resulted in a net cash inflow of $932,973 for the six months ended June 30, 2009 in connection with $1,050,506 in cash acquired from the Merger, offset by $107,087 in spending for international patent filing fee applications. During the second quarter of 2008, our net cash outflow from investing activities amounted to $3,566 due to the acquisition of property and equipment.

Our financing activities resulted in a net cash inflow of $313,311 for the six months ended June 30, 2009 in connection with $135,000 in proceeds from the line of credit with The RHL Group, $125,000 in proceeds from an unrelated third-party promissory note and $52,914 from stock option exercises. During the second quarter of 2008, our net cash inflow from financing activities consisted primarily of proceeds of $291,297 from the sale of stock, as well as $430,945 in proceeds from the line of credit with The RHL Group.

As of June 30, 2009, we had cash and cash equivalents of $2,605 compared to $0 at June 30, 2008.

Description of Indebtedness

The RHL Group

In July 2007, we issued a promissory note to The RHL Group to borrow up to $100,000 under a revolving line of credit, which was subsequently increased to $1,000,000 in August 2007. In July 2007, we also entered into a Security Agreement, pursuant to which MMR granted a blanket security interest to The RHL Group, Inc. over all of MMR's assets in order to secure the satisfaction of its obligations under the note. Interest on outstanding loan balances under the note accrued at a rate equal to the lesser of the Wall Street Journal Prime Lending Rate (7.5% on August 23, 2007) plus 3% or the maximum rate allowed by law under the California Constitution (5% per annum) plus the rate prevailing at the Federal Reserve Bank of San Francisco on November 25, 2007, for advances to member banks. In addition to interest, The RHL Group, Inc. received one share of MMR common stock for each dollar drawn on the line of credit, in increments of 100,000, with a minimum grant of 400,000 shares, for each three month term of the line. In addition, we were required to maintain certain financial covenants.

In August 2008, we entered into the Second Amended and Restated Promissory Note Agreement (the "RHL Note") with The RHL Group for the renewal of the $1,000,000 secured line of credit on substantially the same terms, with the one change being the quarterly grant of shares under the earlier agreement was accelerated to a one time grant of 5,000,000 common shares (including 4,413,053 shares of Treasury stock) for borrowings of up to $1,000,000 at any time during the twelve month term of the renewal ending on July 31, 2009. In addition, The RHL Group also received one share of common stock for each dollar of the line of credit, in increments of 100,000, for each 3 month term of the line for borrowings over $1,000,000. The entire unpaid principal and any unpaid interest under the note was due and payable on July 31, 2009.

The amount of outstanding principal and interest on the renewal date was $751,174. MMR issued The RHL Group a total of 1,400,000 common shares valued at $210,000 under the terms of this agreement during the six months ended June 30, 2008, which are included in interest expense. There were no such shares issued during the six months ended June 30, 2009. These common shares were converted into shares of MMRIS common stock pursuant to the Merger.

As contemplated by the Merger Agreement and the Creditor Plan, as a condition to the Merger, at the effective time of the Merger, MMR and The RHL Group entered into an Allonge to the RHL Note and the Security Agreement pursuant to which The RHL Group agreed to suspend certain of its rights under the Security Agreement and the RHL Note until the earlier of (a) the date that we repay all amounts outstanding under any promissory notes issued to Old Favrille's creditors under the Creditor Plan, (b) the date that we deposit into an escrow fund the maximum amount of cash payable in satisfaction of the promissory notes issued to Old Favrille's creditors under the Creditor Plan or (c) ten days after the two year anniversary of the closing date of the Merger. The suspended rights include any right of The RHL Group to (1) declare a default or event of default under the Security Agreement or the RHL Note (including for breach of the covenant for failure to maintain cash availability of at least $125,000), (2) accelerate the maturity date of the RHL Note, (3) exercise any of its principal remedies for a default or event of default under the Security Agreement, (4) assign the RHL Note, the proceeds of the RHL Note or to otherwise negotiate the RHL Note and (5) receive payment of the outstanding principal and interest owing under the RHL Note. We terminated the Allonge on April 29, 2009 as part of the credit restructuring described immediately below.

On April 29, 2009, we agreed to restructure our secured credit facility with The RHL Group and entered into a Secured Credit Restructuring Agreement with The RHL Group and Robert H. Lorsch, our Chairman, Chief Executive Officer and President (the "Restructuring Agreement"), issued The RHL Group a Third Amended and Restated Note (the "Third Amended Note"), and we agreed to guaranty MMR's obligations under the Third Amended Note (the "Guaranty").

The Third Amended Note amended and restated the RHL Note, matures November 30, 2009, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the RHL Note) by the Security Agreement. Although the reserve credit line has been increased to $3,000,000, The RHL Group is only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. The RHL Group was due to receive, as an origination fee, a note for $200,000, payable at our option in cash or warrants to acquire 2,800,000 shares of our common stock at an exercise price of $0.15 per share. If the term of the Third Amended Note is renewed, we would grant The RHL Group an additional origination fee on terms to be negotiated at such time.

As of June 30, 2009, we had an outstanding balance on the RHL Note of $1,516,049. The components of the $1,516,049 RHL Group Note payable and the related balance sheet presentation as of June 30, 2009 are: (1) $891,441 is included in the line of credit, related party payable; (2) $108,265 related to bank overdrafts, credit card charges and a vendor guaranty is included in accounts payable and accrued expenses; and (3) $516,343 related to deferred salary, consulting expenses and the $200,000 origination fee is included in related party payables. Interest expense on this note for the three months ended June 30, 2009 and 2008 amounted to $27,608 (unaudited) and $15,559 (unaudited), respectively. Interest expense on this note for the six months ended June 30, 2009 and 2008 amounted to $48,042 (unaudited) and $22,965 (unaudited), respectively. The unpaid interest balance was as of June 30, 2009 and December 31, 2008 was $72,104 (unaudited) and $24,963 (unaudited), respectively.

In conjunction with the loan agreement noted above, MMR was required to maintain certain financial covenants, including the requirement that MMR have at least $100,000 in cash in its bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 1, 2009. As of June 30, 2009, MMR was in payment default under the terms of the Third Amended Note. However, the RHL Group waived MMR's default, which was subsequently memorialized in a Waiver Agreement, dated as of August 18, 2009. In consideration of The RHL Group's waiver of MMR's payment default under the Third Amended Note, we granted to The RHL Group a warrant to purchase an aggregate of 11,039,378 shares of our common stock, with an exercise price equal to $0.13 per share, the closing price of our common stock on the date immediately preceding the date of grant. Under the Waiver Agreement, which was executed in order to facilitate the Company's pursuit of additional financing, The RHL Group agreed to waive MMR's payment default until August 31, 2009, which waiver period will automatically continue until The RHL Group notifies MMR otherwise. In addition, as repayment of the unpaid $200,000 origination fee owed to The RHL Group by MMR in connection with the credit line restructuring, we granted to The RHL Group 2,800,000 shares of common stock.

In addition, under the Restructuring Agreement, The RHL Group agreed to use commercially reasonable efforts to raise additional financing from third parties, and agreed to extend the maturity of the Third Amended Note for an additional six-month term if we are in full compliance with our covenants and other obligations under the Third Amended Note, on terms to be negotiated at such time. Additionally, Mr. Lorsch agreed to exercise all of his outstanding options prior to May 1, 2009 (which were exercised April 30, 2009), which resulted in an $113,220 reduction in principal owing The RHL Group. Finally, as a condition to agreeing to restructure our secured credit arrangement, we also terminated the Allonge. Thus, if at any time after June 1, 2009 we are not in compliance with our covenants under the Third Amended Note or Security Agreement, The RHL Group may, but is not obligated to, declare an event of default.

Creditor Plan

We are obligated to make installment payments of $853,000 under the Creditor Plan (including payments under the transition employment agreements of our former Chief Executive Officer and former Chief Financial Officer). For additional information relating to the Creditor Plan see Exhibit 10.1 of our current report on Form 8-K filed on November 13, 2008.

Concurrent with the execution of the Merger Agreement, Favrille entered into a Creditor Plan with MMR and Kershaw, Mackie & Co., as the administrative agent (the "Creditor Plan"), which provided for the negotiation and settlement of Favrille's outstanding liabilities with certain of Favrille's officers, directors and trade creditors (the "Favrille Creditors"). Pursuant to the terms and conditions of the Creditor Plan, we issued interest-free promissory notes to the Favrille Creditors, which, as of June 30, 2009, had an aggregate outstanding balance of $853,000. The principal under such notes is payable in 18 equal installments beginning on August 2, 2009. We did not make the first installment payment that was due on August 2, 2009. There is no acceleration provision or other penalty upon an event of default, except as is otherwise provided for under applicable law.

Promissory Notes

On October 1, 2008, concurrent with the execution of the term sheet for the Merger, Favrille advanced MMR $100,000 pursuant to a promissory note issued by MMR to Favrille dated September 30, 2008 (the "First Bridge Note"), which is to be used solely for paying MMR's out of pocket expenses incurred in connection with the Merger. On November 10, 2008 (the first business day after execution of the Merger Agreement), Favrille advanced MMR an additional $500,000 pursuant to a promissory note issued by MMR to Favrille (the "Second Bridge Note,") and on December 22, 2008, January 8, 2009 and January 15, 2009, Favrille advanced MMR an additional $100,000, $35,000 and $50,000, respectively, pursuant to promissory notes issued by MMR to Favrille (the "Supplemental Bridge Notes" and together with the First Bridge Note and the Second Bridge Note, the "Promissory Notes") in each case, solely for MMR's use in paying its out of pocket expenses incurred in connection with the Merger and its operating expenses. Principal outstanding under the Promissory Notes accrued interest at the applicable federal rate of interest per annum, or the maximum rate permissible by the laws in California relating to permissible rates of interest on commercial loans, whichever is less. Because the Merger occurred, the principal and interest under the Promissory Notes has automatically been treated as a contribution to capital to MMR and the Promissory Notes have been fully discharged in accordance with their terms.

On June 11, 2009, the Company entered into a promissory note agreement to borrow $125,000 with PM Creative Corporation, an unrelated third-party. The promissory note is due and payable July 30, 2011, and bears interest of 12% per annum payable quarterly beginning on January 1, 2010. The proceeds of the loan will be used by the Company for the filing of international patent applications to expand and perfect the patent rights of the Company in the Anti-CD20 Antibodies outside the United States. PM Creative Corporation also received, as a commitment fee, a payable for $30,000, due and payable by August 15, 2009. The commitment fee was payable at the Company's option in cash or warrants to acquire 375,000 shares of our common stock at an exercise price per share equal to the lesser of (i) $0.15 per share and (ii) the weighted average trading price for a share of common stock for the ten consecutive trading days preceding the date on which the warrant is exercised. The warrants have a four year term. On July 29, 2009, we elected to pay the commitment fee through the issuance of warrants exercisable into 375,000 shares of our common stock at an exercise price of $0.14 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model. The total value of these warrants amounted to $32,441 (unaudited), all of which will be recorded as a reduction to the commitment fee payable in July 2009, with a loss on settlement payables for $2,441.

Commitments and Contingencies

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, we were required to invest $250,000 in a joint venture with the investor to establish an entity to market and sell our services in Japan, China, Korea, Taiwan and Thailand. To date, we have paid $100,000 of this amount, but the joint venture has not been incorporated, has not commenced operations and there are no employees. The Company has expensed the $100,000 during the 3 months ended June 30, 2009 due to uncertainty surrounding the outcome of negotiations with the related party. The Company is still involved in a relationship with the related party. In September 2007, The RHL Group provided the investor with a guarantee that we would meet our remaining payment obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. In January 2009, as consideration for renewing this guarantee, MMR issued The RHL Group, 100,000 shares of MMR common stock (which converted into 328,174 shares of MMRIS common stock at the effective date of the Merger) valued at approximately $5,000.

For additional information relating to this and other commitments and contingencies, please see note 5 to our financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Intentionally omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2009 and May 13, 2009, we granted warrants to certain unrelated third-party creditors and a customer to acquire an aggregate 325,000 shares of our common stock (which represents approximately 0.3% of our issued and outstanding common stock as of the date hereof) . The warrants, 125,000 of which are immediately exercisable, have exercise prices ranging from $0.19 to $0.23 and all expire on May 13, 2014 except 50,000 which expire on April 6, 2010. The warrants were granted in exchange for consulting services rendered or in exchange for a prepayment for subscriber fees. We granted such securities in reliance on exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our Board of Directors approved an amendment to our Certificate of Incorporation in order to increase the number of authorized shares of common stock from 150,000,000 to 650,000,000. The Board's action to amend the Certificate of Incorporation was subject to the approval of our stockholders of record as of the close of business on June 10, 2009, whose written consent we began soliciting on June 19, 2009. There were approximately 125,852,670 shares of our common stock issued and outstanding on the record date of June 10, 2009. The time period for submitting consents to approve the amendment expired on July 31, 2009. The voting results were as follows:

Consent	Withhold Consent	Abstain
74,019,759	403,860	148

As of July 10, 2009, we had received consents representing at least a majority of the outstanding shares of our common stock, and thus, on that date, we filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware providing for an increase in the number of shares of common stock that we are authorized to issue from time to time from 150,000,000 to 650,000,000.

Item 5. Other Information

On August 18, 2009, the Company and The RHL Group entered into a Waiver Agreement, pursuant to which, in consideration of The RHL Group's waiver of MMR's payment default under the Third Amended Note (see Note 3 above), the Company granted to The RHL Group a warrant to purchase an aggregate of 11,039,378 shares of the Company's common stock, with an exercise price equal to $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant. Under the Waiver Agreement, The RHL Group agreed to waive MMR's payment default until August 31, 2009, which waiver period will automatically continue until The RHL Group notifies MMR otherwise. In addition, as repayment of the unpaid origination fee owed to The RHL Group by MMR in connection with the credit line restructuring, the Company granted to The RHL Group 2,800,000 shares of common stock.

On August 17, 2009, in consideration of a personal guaranty given by Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President, to a vendor, to guarantee payments due to the vendor from the Company for services rendered, the Company granted Mr. Lorsch (i) a warrant to purchase 706,605 shares of Company common stock, at an exercise price of $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant, and (ii) 141,321 shares of Company common stock.

The foregoing securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act, and the rules promulgated thereunder. At the time of their issuance, the securities granted above are restricted securities for purposes of the Securities Act and the certificates representing such securities shall bear legends to that effect.

On August 26, 2009, the audit committee, based on discussions with management, the Company's independent auditors and certain third-party consultants, concluded that the Company's previously reported consolidated financial statements of March 31, 2009 and for the three months then ended should no longer be relied upon due to the need to correct an error related to the accounting for certain non-employee options and warrants.

In the course of preparing the quarterly report for the period ended June 30, 2009, the Company discovered that certain transactions had been previously recorded improperly on its financial statements for the period indicated above. As a result of this review, on August 26, 2009, we concluded that we should restate our consolidated financial statements for the period set forth above. The restatement is necessary due to a reassessment of the Company's contractual obligations to deliver shares in the event that all option and warrant holders exercised those contracts. The restatement reclassifies certain non-employee options and warrant contracts from equity to derivative liabilities (see "Derivative Liabilities" above and the Company's 10-Q/A filed on August 26, 2009.

Also, effective as of August 16, 2009, Diane Baker, Senior Vice President of the Company, resigned.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

10.1	Stock Option Agreement dated August 6, 2009, by and between MMR Information Systems, Inc. and Robert H. Lorsch.

10.2	Waiver Agreement, dated August 18, 2009, by and among MMR Information Systems, Inc., MyMedicalRecords, Inc., and The RHL Group, Inc.

10.3	Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of Robert H. Lorsch.

10.4	Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of The RHL Group, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 26, 2009

MMR Information Systems, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Naj Allana
 Naj Allana
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Stock Option Agreement dated August 6, 2009, by and between MMR Information Systems, Inc. and Robert H. Lorsch. PDF as a courtesy

10.2	Waiver Agreement, dated August 18, 2009, by and among MMR Information Systems, Inc., MyMedicalRecords, Inc., and The RHL Group, Inc. PDF as a courtesy

10.3	Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of Robert H. Lorsch. PDF as a courtesy

10.4	Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of The RHL Group, Inc. PDF as a courtesy

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.