Form 10-Q
period 2009-09-30
MMR Information Systems, Inc.
filed 2009-11-16
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2009, the issuer had 154,031,783 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$450,769	$75,779
Accounts receivable, net of allowance for doubtful accounts of $0 (unaudited) and $0 as of September 30, 2009 and December 31, 2008, respectively	24,968	6,928
Related party receivables	-	22,057
Deferred financing costs	97,143	29,167
Prepaid expenses and other current assets	675,464	53,304
Total current assets	1,248,344	187,235

Property and equipment, net	39,900	47,050
Deposits	7,745	1,885
Advances due from related party	-	100,000
Intangible assets, net	261,088	128,484
Total assets	$1,557,077	$464,654

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$1,007,010	$822,520
Advances from affiliate	-	701,322
Related party payables	704,962	513,688
Compensation payable	47,683	58,188
Severance liability	620,613	-
Accounts payable and accrued expenses	2,892,753	944,438
Deferred revenue	30,011	189,824
Warrant liability	88,998	-
Derivative liability	1,702,588	-
Conversion feature liability	58,226	-
Convertible note payable	76,313	-
Notes payable, current portion	288,157	-
Capital leases payable, current portion	10,111	6,929
Total current liabilities	7,527,425	3,236,909

Notes payable, less current portion	162,186	-
Capital leases payable, less current portion	10,474	16,151
Total liabilities	7,700,085	3,253,060

Commitments and contingencies (See Note 6)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 151,625,775 (unaudited) and 80,629,266 shares issued and outstanding as of September 30, 2009 and December 31 2008, respectively	151,625	80,629
Treasury stock, at cost, 0 and 1,145,324 shares as of September 30, 2009 (unaudited) and December 31, 2008, respectively	-	(16,860)
Additional paid-in capital	11,637,637	8,300,460
Accumulated deficit	(17,932,270)	(11,152,635)
Total stockholders' deficit	(6,143,008)	(2,788,406)
Total liabilities and stockholders' deficit	$1,557,077	$464,654

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Subscriber	$99,238	$71,385	$279,705	$192,820
License fees and other	64,033	82,861	191,451	135,486
Total revenues	163,271	154,246	471,156	328,306
Cost of revenues	108,609	88,268	317,746	299,315
Gross profit (loss)	54,662	65,978	153,410	28,991
General and administrative expenses	1,228,951	373,636	3,872,469	1,081,046
Sales and marketing expenses	364,928	124,780	985,586	738,462
Technology development	45,750	29,615	152,593	115,240
Loss from operations	(1,584,967)	(462,053)	(4,857,238)	(1,905,757)
Gain on settlement of payables	-	-	89,170	-
Change in valuation of derivative liabilities	979,309	-	324,048	-
Interest and other expenses, net	(1,976,531)	(42,413)	(2,335,615)	(284,834)
Net loss	(2,582,189)	(504,466)	(6,779,635)	(2,190,591)
Deemed dividend	-	35,507	-	35,507
Net loss available to common shareholders:	$(2,582,189)	$(539,973)	$(6,779,635)	$(2,226,098)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted average common shares outstanding:
Basic and Diluted	133,454,701	65,422,297	122,781,888	55,946,994

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2008, as restated in terms of shares of Favrille, Inc.	-	$-	80,629,266	$80,629	(1,145,324)	$(16,860)	$8,300,460	$(11,152,635)	$(2,788,406)

Reverse merger with Favrille, Inc.	-	-	41,254,550	41,254	-	-	441,346	-	482,600
Shares and warrant issuances and stock option exercises - Robert Lorsch and the RHL Group	-	-	5,730,793	5,731	-	-	1,626,714	-	1,632,445
Shares issued to replace options previously issued	-	-	57,263	57	1,145,324	16,860	(15,451)	-	1,466
Reclassification of warrants and options to derivative liabilities	-	-	-	-	-	-	(2,055,862)	-	(2,055,862)
Share sold	-	-	84,326	84	-	-	3,795	-	3,879
Stock issued for services, liability deferral and reduction of liabilities	-	-	11,699,606	11,700	-	-	1,186,319	-	1,198,019
Stock option exercises	-	-	3,589,415	3,589	-	-	185,307	-	188,896
Stock based compensation	-	-	-	-	-	-	695,180	-	695,180
Warrants issued for services and reduction of liabilities	-	-	-	-	-	-	415,795	-	415,795
Convertible debt issuance, conversion and warrant exercises	-	-	8,205,556	8,206	-	-	821,034	-	829,240
Warrant exercises	-	-	375,000	375	-	-	33,000	-	33,375
Net loss	-	-	-	-	-	-	-	(6,779,635)	(6,779,635)

Balance as of September 30, 2009 (unaudited)	-	$-	151,625,775	$151,625	-	$-	$11,637,637	$(17,932,270)	$(6,143,008)

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(6,779,635)	$(2,190,591)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	65,677	111,823
Change in allowance for doubtful accounts	-	1,040
Common stock issued as consideration for extension of guarantee	5,000	-
Common stock issued as replacement of options previously issued	1,466	-
Loss on disposal of property and equipment	2,237	2,996
Change in valuation of derivative liabilities	(324,048)	-
Warrants issued for services	1,485,767	-
Stock based compensation	695,180	8,918
Restricted common stock issued for services	-	333,401
Stock issued for services	345,914	-
Interest expense on convertible debt	334,650	-
Gain on settlement of payables	(89,170)	-
Loss on stock settlement of liabilities	221,841	-
Loss on write-off of advances due from related party	100,000	-
Loan commitment fee amortization	142,857	-
Effect of changes in:
Accounts receivable	(18,040)	8,688
Related party receivables	22,057	1,000
Loan origination fees	-	8,333
Prepaid expenses and other current assets	33,777	25,842
Deposits	(5,860)	48,451
Related party payables	478,279	323,357
Compensation payable	12,495	24,799
Accounts payable and accrued expenses	1,744,042	171,804
Deferred revenue	(159,813)	17,731
Deferred rent	-	(6,344)
Net cash used in operating activities	(1,685,327)	(1,108,752)

Investing activities:
Purchase of property and equipment	(8,052)	(3,566)
Proceeds from sale of property and equipment	-	2,226
Patents	(107,087)	-
Cash acquired from reverse merger with Favrille, Inc.	1,050,506	-
Net cash provided by (used in) investing activities	935,367	(1,340)

Financing activities:
Payments of capital lease payable	(5,130)	(6,699)
Proceeds from line of credit, related party	211,000	519,034
Proceeds from issuance of note payable	125,000	-
Proceeds from issuance of convertible notes	560,000	-
Proceeds from stock option exercises	68,013
Proceeds from warrant exercises	162,275
Issuance of common stock	3,792	-
Issuance of Preferred Stock - Series C, net of issuance cost	-	606,048
Net cash provided by financing activities	1,124,950	1,118,383
Net (decrease) in cash	374,990	8,291
Cash, beginning of period	75,779	11,450
Cash, end of period	$450,769	$19,741

Supplemental disclosures of cash flow information:
Cash paid for interest	$901	$18,616
Cash paid for income taxes	$1,989	$800
Supplemental disclosure of non-cash investing and financing activities:

Payment of payables through issuance of notes payable	$139,355	$-
Capitalized loan commitment fees payable	$230,000	$-
Payment of payables and loan origination fee through issuance of warrants	$61,880	$-
Convertible Note discount upon issuance	$141,664	$-
Conversion of 12% Convertible Note	$400,000	$-
Establishment of Derivative Liabilities	$2,592,749	$-
Payment of related party line of credit, related party payables, accounts payable, compensation payable and loan origination fees
through issuance of common stock	$1,007,483	$50,000
Pre-payment for services through issuance of common stock	$461,184	$-

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009

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

The presentation of consolidated statements of stockholders' equity (deficit) reflects the historical stockholders' equity (deficit) of MMR through January 26, 2009. The effect of the issuance of shares of MMRIS common stock in connection with the Merger and the inclusion of MMRIS's outstanding shares of common stock at the time of the Merger on January 27, 2009 is reflected in the nine months ended September 30, 2009.

The Company, headquartered in Los Angeles, California, seeks to empower consumers and medical professionals by facilitating access to consumer medical records and associated vital documents (such as living wills, birth certificates and insurance policies). The Company offers consumers an easy-to-use, secure web-based product that allows documents, images and voice mail messages to be transmitted in and out of the Company's proprietary system using a variety of methods, including fax, file upload and email.

Principles of Consolidation

The consolidated financial statements include the accounts of MMRIS, and its wholly-owned subsidiaries MMR and Montana Merger Sub, Inc. All intercompany transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three and nine month periods ended September 30, 2009 are not indicative of the results that may be expected for the fiscal year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008, and in the Company's current report on Form 8-K/A filed on May 4, 2009.

On July 1, 2009, MMRIS adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10 (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company's consolidated financial statements.

Management's Plan

The Company has incurred net losses of approximately $3.5 million for the year ended December 31, 2008 and approximately $6.8 million (unaudited) for the nine months ended September 30, 2009, and has an accumulated deficit of approximately $17.9 million (unaudited) as of September 30, 2009. Furthermore, its current liabilities exceed its current assets by approximately $6.3 million (unaudited) as of September 30, 2009.

Historically, the Company issued capital stock and received funds from The RHL Group, Inc. ("The RHL Group") (a significant shareholder wholly-owned by the Company's Chairman and Chief Executive Officer) to operate its business. At December 31, 2008 and September 30, 2009, the Company had $75,779 and $450,769 (unaudited), respectively, in cash and cash equivalents, and although it received additional funding from The RHL Group pursuant to the Third Amended and Restated Note dated April 29, 2009, it nevertheless will still be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors (the "Creditor Plan") and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which note payable had a balance of $1,678,071 (unaudited) at September 30, 2009.

As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group (see Note 3). If the Company is unable to utilize its available line of credit with The RHL Group, or obtain suitable alternative debt financing, it may adversely affect the Company's ability to execute its business plan and continue as a going concern.

Additionally, the Company plans to continue to sell additional equity securities, explore other debt financing arrangements and continue to increase its existing customer base to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

On September 15, 2009, the Company entered into an Investment Agreement with Dutchess Equity Fund, L.P., or "Dutchess." Pursuant to the Investment Agreement, Dutchess committed to purchase up to $8,000,000 of the Company's common stock, over the course of 60 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 100,000,000. The Company may draw on the facility from time to time, as and when the Company determines it is appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $150,000. The purchase price shall be set at ninety-four percent (94%) of the lowest closing best bid of the Company's common stock during the pricing period. The Company has filed the Form S-1 pursuant to the agreement but it is not yet effective. As of September 30, 2009, the Company has not drawn down on the facility.

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

(c) TRADE AND OTHER RECEIVABLES

Receivables represent claims against third parties that will be settled in cash. The carrying value of receivables, net of an allowance for doubtful accounts, if any, represents their estimated net realizable value. The allowance for doubtful accounts, if any, is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when collection efforts have been unsuccessful in collecting the amount due.

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements ) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2008 and September 30, 2009 (unaudited), the carrying value of accounts receivable, related party payables and receivables, deposits and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

The Company utilizes ASC 820-10 for valuing financial assets and liabilities measured on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. ASC 820-10 does not require any new fair value measurements.

Accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

In determining the appropriate fair value of the option, warrant and conversion feature liabilities, the Company used Level 2 inputs for its valuation methodology. The Company applied the Black-Scholes model to value the option, warrant and conversion feature liabilities. See Note 8 for the inputs used in the Black-Scholes option valuation model.

		Fair Value Measurements at
		September 30, 2009
	Fair Value as of	Using Fair Value Hierarchy
Financial Instruments	September 30, 2009	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	88,998	-	88,998	-
Derivative liability	1,702,588	-	1,702,588	-
Conversion feature liability	58,226	-	58,226	-
Total	1,849,812	-	1,849,812	-

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

All property and equipment, along with all other assets of the Company, are pledged as collateral for a line of credit from a related party (see Note 3 - Related Party Note Payable).

(f) INTANGIBLE ASSETS

Intangible assets are comprised of website development costs, domain names and patents. The Company accounts for website development costs in accordance with ASC 350-50 (formerly Emerging Issues Task Force ("EITF") No. 00-2, "Accounting for Website Development Costs") and ASC 985-20 (formerly SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed"). Pursuant to ASC 350-50 and 985-20, the Company capitalizes internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, the Company evaluates the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. During the nine months ended September 30, 2009 (unaudited), there were no amounts written off.

The Company accounts for domain names and patents in accordance with ASC 350-30 and ASC 360 (formerly SFAS No. 142, "Goodwill and Other Intangible Assets"). The Company capitalizes patent costs representing legal fees associated with filing patent applications and amortizes them on a straight-line basis. The Company is in the process of evaluating the patents' estimated useful life and will begin amortizing the patents when they are brought to the market. Identifiable intangible assets are amortized over their estimated useful lives as follows:

Website Development Costs: 5 Years

Domain Name: 5 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

The Company accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30 (formerly SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"). ASC 350-30 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If it is determined that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent of the difference between the fair value and the asset's carrying amount.

The Company assessed whether events or changes in circumstances have occurred that potentially indicates the carrying amount of long-lived assets may not be recoverable. The Company had no impairment charges during the nine months ended September 30, 2009 and 2008 (unaudited).

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

The Company grants exclusive licenses for the sale and marketing of its services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. License fee revenues received in advance from international licensees for the grant of the license are deferred and recognized over the period covered by the agreement. Minimum guaranteed royalty payments received in advance are deferred and recognized over the period to which the royalty relates. All such revenues are included under "License Fees and Other." In those cases where a license agreement contains multiple deliverables, the agreement is accounted for in accordance with ASC 605-025 (formerly EITF 00-21, "Revenue Arrangements with Multiple Deliverables").

(i) INCOME TAXES AND UNCERTAIN TAX POSITIONS

The Company accounts for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, "Accounting for Income Taxes"). The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, there have been no interest or penalties assessed or paid.

(j) ADVERTISING

The Company expenses advertising costs as incurred.

(k) SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with ASC 718-20 (formerly SFAS No. 123(R), "Share Based Payments"). The Company applies ASC 718-20 in accounting for stock-based awards issued to employees under the recognition of compensation expense related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant. During the nine months ended September 30, 2008 (unaudited), there were no stock option or warrant grants. Grants of stock options and warrants during the nine months ended September 30, 2009 (unaudited) were valued using the following assumptions:

	Stock Options	Warrants

Nine Months Ended September 30, 2009

Expected life in years	5 years	1 - 5 years
Stock price volatility	104.43% - 104.72%	103.28% - 179.12%
Risk free interest rate	2.16% - 2.73%	0.60% - 2.69%
Expected dividends	None	None
Forfeiture rate	0%	0%

The assumptions used in the Black-Scholes models are based upon the following data: (1) The Company uses the contractual life of the underlying warrant as the expected life; the expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. (2) In the absence of an extensive public market for the Company's shares, the expected stock price volatility of the underlying shares over the expected term of the option or warrant was taken at approximately the mid-point of the range for similar companies at the various grant dates. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options or warrants. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

Options issued to non-employees are accounted for in accordance with ASC 505-50 (formerly EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and EITF No. 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees"). Options issued to non-employees are are treated the same as those issued to employees with the exception of determination of the measurement date. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Options granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, the Company will revalue the associated options and recognize additional expense based on their then current values.

(l) NET INCOME/LOSS PER SHARE

The Company applies the guidance of ASC 260-010 (formerly SFAS No. 128, "Earnings Per Share") for calculating the basic and diluted loss per share. Basic loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

All potential common shares were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008 because they were anti-dilutive due to the Company's net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 58,282,948 shares for the three and nine months ended September 30, 2009 and 11,617,354 shares for the three and nine months ended September 30, 2008.

(m) RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred. Costs for software development relating to our website incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives.

(n) CONCENTRATIONS

For the three months ended September 30, 2009 (unaudited) and 2008 (unaudited), there were three customers representing a combined 66.3% and 69.8%, respectively, of the Company's revenue. For the nine months ended September 30, 2009 (unaudited) and 2008 (unaudited), these same three customers represented a combined 71.4% and 69.3%, respectively, of the Company's revenue.

(o) RECENT ACCOUNTING PRONOUNCEMENTS

The following recently issued but not yet enacted accounting standards have not yet been codified by the FASB, as described in Note 1, "Basis of Presentation."

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

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 to have an impact on its consolidated financial statements.

In May 2009, the FASB issued additional guidance related to ASC Topic No. 855, "Subsequent Events" (ASC 855). ASC 855 establishes that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events. The Company adopted ASC 855 for the period ending June 30, 2009. The required disclosures are included in Note 13, "Subsequent Events".

In April 2009, the FASB issued additional guidance related to ASC Topic No. 820, "Fair Value Measurements and Disclosures" (ASC 820). ASC 820 provisions define fair value, establish a framework for measuring fair value and expand disclosure requirements. The new guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. The Company adopted the new guidance for the period ending June 30, 2009, and it did not have a material impact on the Consolidated Financial Statements. The required disclosures are included in Note 2, "Fair Value of Financial Instruments".

In April 2009, the FASB issued additional guidance related to ASC Topic No. 825, "Financial Instruments" (ASC 825). ASC 825 establishes additional disclosure requirements of fair values for certain financial instruments in the interim financial statements. The Company adopted the new guidance for the period ending June 30, 2009. The required disclosures are included in Note 2, "Fair Value of Financial Instruments".

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

The Third Amended Note amends and restates the previous The RHL Group note ("RHL Group Note"), matures November 30, 2009, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the previous note) by the Security Agreement. Although the reserve credit line has been increased to $3,000,000, The RHL Group is only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. The RHL Group Note payable had a balance of $1,678,071 (unaudited) at September 30, 2009. The components of the $1,678,071 Group Note payable and the related balance sheet presentation as of September 30, 2009 are: (1) $1,007,010, which is included in the line of credit, related party payable; (2) $301,343, which is related to bank overdrafts, credit card charges and a vendor guaranty is included in accounts payable and accrued expenses; and (3) $369,718, which is related to deferred salary and consulting expenses is included in related party payables. The RHL Group was due to receive, as an origination fee ("Fee"), a promissory note for $200,000, bearing interest at 10% per annum and due on demand. On August 17, 2009, the Company paid the $200,000 origination fee by granting 2,800,000 shares of common stock to The RHL Group to the value of $364,000 and recorded a loss on issuance of $164,000. The origination fee was recorded as a deferred financing cost and is being amortized over the Third Amended Note maturity period. As of September 30, 2009 the unamortized origination fee was $57,143 and is included in the $97,143 total deferred financing cost.

Interest expense on this note for the three months ended September 30, 2009 and 2008 amounted to $39,587 (unaudited) and $19,098 (unaudited), respectively. Interest expense on this note for the nine months ended September 30, 2009 and 2008 amounted to $87,656 (unaudited) and $42,054 (unaudited), respectively. The unpaid interest balance as of September 30, 2009 and December 31, 2008 was $111,718 (unaudited) and $24,963 (unaudited), respectively.

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

On August 18, 2009, the Company and The RHL Group entered into a Waiver Agreement, pursuant to which, in consideration of The RHL Group's waiver of MMR's payment default under the Third Amended Note, the Company granted to The RHL Group a warrant to purchase an aggregate of 11,039,378 shares of the Company's common stock, with an exercise price equal to $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant. Under the Waiver Agreement, The RHL Group agreed to waive MMR's payment default until August 31, 2009, which waiver period will automatically continue until The RHL Group notifies MMR otherwise. In addition, as repayment of the unpaid origination fee owed to The RHL Group by MMR in connection with the credit line restructuring, the Company granted to The RHL Group 2,800,000 shares of common stock.

As of September 30, 2009, MMR was in compliance with its financial covenants under the terms of the Third Amended Note.

NOTE 4 - PREPAID EXENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Prepaid consulting fees	$410,667	$-
Prepaid insurance	231,755	41,183
Prepaid rent	14,697	-
Prepaid other	18,345	12,121
Total Prepaid Expenses and Other Current Assets	$675,464	$53,304

NOTE 5 - INCOME TAXES

Under ASC 740-270 (formerly Accounting Principles Board Opinion No. 28, "Interim Financial Reporting"), the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

MMR, in its capacity as the operating company taking over MMRIS's income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. This is based on an expectation that the combined entity will generate net operating losses in 2009, and it is not more likely than not that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the nine months ended September 30, 2009.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2011. Total rent expense for the three months ended September 30, 2009 and 2008 was $18,400 (unaudited) and $92,969 (unaudited), respectively. Total rent expense for the nine months ended September 30, 2009 and 2008 was $40,300 (unaudited) and $170,335 (unaudited), respectively. Future minimum lease payments as of September, 2009, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ended	Operating	Capital
December 31,	Leases	Leases

2009 (remainder of)	$12,267	$4,875
2010	-	8,959
2011	-	8,959
Total minimum lease payments	$12,267	22,792

Less interest portion		(2,207)
		$20,585

The amount shown under "Operating Leases" above includes the Company's obligation under a long term lease for office space. In August 2008, MMR vacated this space prior to the end of the lease term. In February 2009, the Company and the landlord approved a settlement agreement. The Company accrued for the amount of the settlement liability as of December 31, 2008, which amounted to $62,500 and is reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheet. There is no remaining balance of the settlement liability as of September 30, 2009.

In April 2009, the Company renewed its lease with its Chairman and Chief Executive Officer on a month-to-month basis for use of office space for a total of $3,000 per month. The Company terminated this lease in May 2009.

Effective May 1, 2009, the Company entered into a lease agreement to lease additional office space in Beverly Hills, California. The lease is month-to-month and requires a monthly payment of $6,133 commencing in June 2009.

Guarantee provided by The RHL Group

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, the Company entered into an agreement to invest $250,000 in a joint venture with the investor to establish an entity to market and sell the Company's services in the countries of Japan, China, Korea, Taiwan and Thailand. The Company has paid $100,000 to date of this amount which the Company has expensed during the 3 months ended June 30, 2009 as the Company has since terminated its relationship with the investor. To date, no joint venture has been formalized or incorporated, and no operations have commenced and there are no employees. In September 2007, The RHL Group, provided the investor with a guarantee that the Company would meet its obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR common stock, which became 328,174 shares of MMRIS common stock upon the closing of the Merger, valued at approximately $5,000 (unaudited). This expense has been reflected in general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2009. As a result of the Company terminating this agreement, the Company is free to explore other business opportunities in the territory separate from the investor specifically at this time in China and Japan. The Company, at its option, may still involve the investor in these business activities under a separate agreement.

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

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of December 31, 2008, there were 3,332,694; 1,263,750; and 1,580,082 shares of MMR's Series A, Series B and Series C Preferred Stock, respectively, issued and outstanding. Immediately prior to the Merger, the outstanding MMR preferred stock was converted to MMR common stock, representing an aggregate of 6,176,526 shares, which converted into MMRIS common stock in the Merger. As of September 30, 2009 (unaudited), there were no shares of MMR preferred stock issued and outstanding.

The Company has 5,000,000 shares of MMRIS preferred stock authorized. As of September 30, 2009 (unaudited), there were no shares of MMRIS preferred stock issued and outstanding.

Common Stock

As of September 30, 2009, the Company was authorized to issue 650,000,000 shares of common stock. Immediately prior to the Merger, there were 41,254,550 shares of MMRIS common stock issued and outstanding. On July 10, 2009, the stockholders of the Company approved an increase to the shares of common stock it is authorized to issue. As of July 10, 2009, the Company was authorized to issue 650,000,000 shares of common stock.

Pursuant to the Merger Agreement, MMRIS agreed to issue (or reserve for issuance) an aggregate 92,599,196 shares of MMRIS common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

Immediately prior to the Merger, and including the conversion of 6,176,526 shares of MMR preferred stock into MMR common stock, the issuance of 100,000 shares of MMR common stock to The RHL Group for renewal of a guarantee (see Note 6), MMR had 24,320,100 shares of common stock issued and outstanding. At the effective time of the Merger, and in accordance with the terms of the Merger Agreement, these shares of outstanding MMR common stock automatically converted into 79,812,087 shares of MMRIS common stock.

On March 13, 2009, the Company approved the issuance of 1,202,587 shares of MMRIS common stock including 1,145,324 shares of treasury stock, as replacement of options to acquire 1,202,587 shares of common stock. This resulted in an additional expense of $1,466 (unaudited) recorded during the nine months ended September 30, 2009.

On September 15, 2009, the Company entered into the Investment Agreement with Dutchess Equity Fund, L.P., or "Dutchess". Pursuant to the Investment Agreement, Dutchess committed to purchase up to $8,000,000 of the Company's common stock, over the course of 60 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 100,000,000. The Company may draw on the facility from time to time, as and when the Company determines it is appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $150,000. The purchase price shall be set at ninety-four percent (94%) of the lowest closing best bid of the Company's common stock during the pricing period.

In connection with the preparation of the Investment Agreement and the registration rights agreement, the Company was required to pay Dutchess a document preparation fee in the amount of $15,000, which was partially paid in cash and for the remainder issued Dutchess 230,800 shares of common stock, which equaled $30,000 worth of common stock based on the closing sales price of our common stock on August 13, 2009, the execution date of the non-binding term sheet with Dutchess. The document preparation fee is included in deferred financing costs as of September 30, 2009 and will be recorded as a cost of capital when the Company first draws down on the facility. The Company has filed the Form S-1 pursuant to the agreement but it is not yet effective. As of September 30, 2009, the Company has not drawn down on the facility.

As of September 30, 2009, the total shares of the Company's common stock issued and outstanding amounted to 151,625,775 (unaudited).

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

Upon closing of the Merger on January 27, 2009, these warrants converted into warrants to purchase 656,346 shares of MMRIS common stock at an exercise price of $0.61 per share. There was no additional expense recorded during the nine months ended September 30, 2009 resulting from the modification of these warrants.

NOTE 8 - EQUITY ISSUANCES

Stock Option Activity

A summary of option activity for the nine months ended September 30, 2009 (unaudited) is presented below. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated as of December 31, 2008 to reflect the conversion ratio of MMR to MMRIS shares.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Options	Price	(Years)

Outstanding at December 31, 2008	13,862,228	$0.47	1.76	$-
Granted	16,170,000	$0.13
Exercised	(6,050,782)	$0.05
Forfeited	(579,935)	$3.55
Cancelled	(2,600,227)	$1.50
Outstanding at September 30, 2009 (unaudited)	20,801,284	$0.11	3.61	$216,819

Vested and expected to vest
at September 30, 2009 (unaudited)	20,801,284	$0.11	3.61	$216,819

Exercisable at September 30, 2009 (unaudited)	8,451,082	$0.09	2.28	$209,551

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

A summary of the activity of the Company's nonvested options for the nine months ended September 30, 2009 (unaudited) is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2008	1,207,822	$0.57
Granted	16,170,000	$0.10
Vested	(4,826,531)	$0.15
Forfeited	(201,088)	$2.28
Nonvested at September 30, 2009 (unaudited)	12,350,203	$0.10

As of September 30, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was $1,216,572 (unaudited), which is expected to be recognized by the year ended December 31, 2011. Total stock option expense recorded during the three months ended September 30, 2009 and 2008 amounted to $477,578 (unaudited) and $276 (unaudited), respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations. The total stock option expense recorded during the nine months ended September 30, 2009 and 2008 amounted to $695,180 (unaudited) and $6,241 (unaudited), respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009 (unaudited).

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	4,800,014	0.61	$0.05	4,635,922	$0.05
0.06	131,270	0.10	0.06	131,270	0.06
0.18	1,570,000	4.64	0.18	283,890	0.18
0.13	14,300,000	4.53	0.13	3,400,000	0.13
	20,801,284			8,451,082

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, the Company issued warrants to purchase up to 4.4 million shares of the Company's common stock at an exercise price of $2.77 per share. The warrants are exercisable as of the date of grant through November 7, 2012. The Company valued the warrants using a Black-Scholes pricing model. ASC 815-40 (formerly EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock") requires freestanding contracts that are settled in a Company's own stock, including common stock warrants to be designated as an equity instrument, asset or liability. A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. ASC 815-40 (formerly SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities") was applied to determine that the liability is accounted for as a derivative (see annual report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 for a more detailed discussion). The valuation of these warrants amounted to $0 and $88,998 (unaudited) as of December 31, 2008 and September 30, 2009, respectively. The increase in fair value of $88,998 was presented as change in valuation of warrants in the accompanying consolidated statements of operations.

Immediately prior to the Merger, MMRIS issued warrants to acquire 9,999,992 shares of MMRIS's common stock at an exercise price of $0.12 per share, which expire on January 26, 2014, to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. These warrants vested immediately and were valued on the date of grant using the Black-Scholes option pricing model using the assumptions as described in Note 2. As this transaction occurred immediately prior to the Merger, the resulting gain on the issuance of warrants was reflected in the statement of operations of MMRIS. There is no impact of this transaction recorded on the accompanying consolidated statement of operations for the nine months ended September 30, 2009 (unaudited).

On March 1, 2009, the Company granted to a consultant 500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.15 per share. The warrants vest over a six month period and have a contractual life of five years. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. As of September 1, 2009, the date these warrants fully vested, the total value of these warrants amounted to $34,741 (unaudited), of which $34,741 (unaudited) was recorded as stock based compensation expense during the nine months ended September 30, 2009. On March 1, 2009, the Company granted an additional 1,250,000 warrants to this consultant with an exercise price of $0.15 per share, conditional upon the consultant being hired as full time employee by November 1, 2009. If this condition is met, the warrants vest over a 30 month period and expire on November 1, 2014. The Company has not recorded any expense for these warrants as of September 30, 2009, as their vesting was not assessed as probable.

On March 8, 2009, the Company granted to a group of consultants an aggregate total of 600,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.175 per share. Of the warrants granted, 100,000 vested immediately upon grant and 500,000 vest over a two year period. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $42,502 (unaudited), of which $12,918 (unaudited) related to the 100,000 warrants which was recorded as a reduction of outstanding accounts payable during the nine months ended September 30, 2009 and $7,376 related to the 500,000 warrants which was recorded in sales and marketing expense for the nine months ended September 30, 2009.

On March 13, 2009, the Company granted to a group of vendors an aggregate total of 1,300,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.175 per share. These warrants all vested immediately. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $173,636 (unaudited), which was recorded as interest expense during the nine months ended September 30, 2009, as the Company granted these warrants as consideration for the vendors agreeing to defer payment of their outstanding liabilities.

On April 6, 2009, the Company granted to a customer 50,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.23 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $8,490 (unaudited), all of which was recorded as a reduction to subscriber revenues during the nine months ended September 30, 2009.

On May 13, 2009, the Company granted to a group of consultants an aggregate total of 275,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.19 per share. Of the warrants granted, 75,000 vested immediately upon grant and 200,000 vest over a six month period. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. As of September 30, 2009, the total value of these warrants amounted to $22,735 (unaudited), of which $19,971 (unaudited) was recorded as an operating expense during the nine months ended September 30, 2009.

On July 29, 2009, the Company elected to pay a $30,000 loan commitment fee through the issuance of warrants exercisable into 375,000 shares of the Company's common stock at an exercise price of $0.14 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $32,399 (unaudited), all of which was recorded as a reduction to the commitment fee payable in July 2009, with a loss on settlement of payables for $2,399.

On July 29, 2009, the Company granted to a consultant 304,826 warrants to purchase shares of the Company's common stock at an exercise price of $0.125 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $29,481 (unaudited), all of which was recorded as a reduction of outstanding accounts payable during the nine months ended September 30, 2009.

On August 11, 2009, the Company granted to a service provider 1,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.125 per share. These warrants all vested immediately. These warrants were used valued using the Black- Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $96,637 (unaudited), which was recorded as interest expense during the nine months ended September 30, 2009, as the Company granted these warrants as consideration for the service provider agreeing to defer payment of their outstanding liabilities.

On August 17, 2009, the Company granted to Robert Lorsch and The RHL Group a total of 11,745,983 warrants to purchase shares of the Company's common stock at an exercise price of $0.13 per share. These warrants all vested immediately. These warrants were used valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $1,131,852 (unaudited), which was recorded as interest expense during the nine months ended September 30, 2009, as the Company granted these warrants as consideration for Robert Lorsch guarantying monies owed to a vendor and The RHL Group's waiver of MMR's payment default under the Third Amended Note.

On July 16, August 3, August 7, and September 15, 2009, the Company granted to five unrelated third-parties (the "Holders") a total of 3,110,000 warrants to purchase shares of the Company's common stock in connection with the 12% Convertible Promissory Note ("the Convertible Notes") at an exercise price equal to the lesser of (i) the product of 50% multiplied by the arithmetic average of the dollar volume-weighted average price ("VWAP") of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date or (ii) $0.15. The total value of these warrants amounted to $240,832 (unaudited), which was bifurcated from the Convertible Notes and accounted for as a discount on debt. The discount is being accreted over the initial term of the Convertible Notes using the interest method and upon exercise the entire unamortized discount is recognized into additional paid in capital. See "Convertible Promissory Notes" Note below.

The following summarizes the total warrants outstanding and exercisable as of September 30, 2009 (unaudited).

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05 - 0.61	28,142,147	4.54	$0.14	26,486,668	$0.14
1.80 - 2.77	4,459,910	3.11	2.77	4,459,910	2.77
3.98 - 6.33	3,371,787	1.51	5.14	3,371,787	5.14
	35,973,844		$0.93	34,318,365	$0.97

The weighted average fair value of warrants granted during the nine months ended September 30, 2009 amounted to $0.10 (unaudited). There were 3,025,000 warrants exercised during the nine months ended September 30, 2009 (unaudited). Of the total warrants exercised, 2,650,000 warrants were granted in connection with the Convertible Notes while the remaining 375,000 were granted in connection with the $30,000 loan commitment fee.

Restricted Stock Program

Under the Restricted Stock Program, a restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions relating to the sale or transfer of the shares. A committee appointed by the Board to administer the program or the Board itself shall determine to whom an offer will be made, the number of shares the person may purchase, the price to be paid and the restriction to which the shares shall be subject. The offer must be accepted by the eligible person within thirty days from the date of the offer evidenced by the Restricted Stock Purchase Agreement. The purchase price of shares shall not be less than 85% of the fair market value of such shares on the issue date, with the provision that the purchase price for a 10% stockholder shall not be less than 110% of such fair market value. Shares are either fully and immediately vested upon issuance, or may vest in installments upon attainment of specified performance objectives. There were no shares issued under the restricted stock program for the nine months ended September 30, 2009 (unaudited). During the nine months ended September 30, 2008, MMR issued 2,095,000 (unaudited) shares of restricted MMR common stock for services and interest expense on the line of credit with The RHL Group. These shares of MMR became 6,875,226 (unaudited) shares of MMRIS subsequent to the merger. The total value of these restricted shares amounted to $314,250, of which $104,250 is recorded in general administrative expenses and $210,000 is recorded in interest and other expenses, net on the accompanying consolidated statement of operations for the nine months ended September 30, 2008.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for past services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. No shares were issued under the Stock Bonus Program during the nine months ended September 30, 2009 or 2008 (unaudited).

Derivative Liabilities

In accordance with ASC 815-40 (formerly EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"), on January 27, 2009, the Company performed an analysis as if all holders of options and warrants exercised their rights under those contracts. This analysis resulted in the conclusion that the Company had inadequate authorized shares to settle 100% of these contracts. Therefore, as shareholder approval would be necessary to increase the number of authorized shares, settlement of these obligations would not be within the control of the Company. Consequently certain non-employee options and warrants were accounted for as derivative liabilities in accordance with ASC 815-40 (formerly SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities").

The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of 3,436,458 vested non-employee options and 15,218,890 vested warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. The condition was remedied on June 13, 2009 when certain of the option and warrant holders waived their rights under those contracts until such time that the Company had 250 million or more shares authorized. On March 31, 2009 and June 13, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at January 27, 2009 of $871,052 and the values at March 31, 2009 and June 13, 2009 of $2,665,889 and $1,377,033, respectively, was recorded as a gain on change in value of derivatives for the three months ended June 30, 2009 and a loss on change in value of derivatives for the six months ended June 30, 2009. On June 13, 2009, the derivative liabilities were reclassified back into equity resulting in a gain of $1,288,856 for the three months ended June 30, 2009 and a loss of $505,981 for the six months ended June 30, 2009.

On July 16, 2009, the Company entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount totaling $30,000. Subsequently, the Company entered into identical 12% Convertible Promissory Notes ("the Convertible Notes") with four other unrelated third-parties for an additional $530,000. Each Convertible Note is convertible into shares of common stock by dividing (i) the then outstanding balance of such note by (ii) the product of eighty percent (80%) multiplied by the arithmetic average of the volume weighted average price ("VWAP") of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. In addition, the Company granted a total of 3,110,000 warrants to purchase shares of the Company's common stock in connection with the Convertible Notes at an exercise price equal to the lesser of (i) the product of 50% multiplied by the arithmetic VWAP of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date or (ii) $0.15. Such arrangement resulted in the possibility that the Company may not have enough authorized shares to settle these obligations using common stock. Instead, there is the possibility, although remote, that it might need to settle one or more of these contracts with cash. Consequently certain non-employee options and warrants were accounted for as derivative liabilities as of July 16, 2009.

The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. As of July 16, 2009 and for all subsequent options and warrants issued prior to September 30, 2009, the fair value of 2,421,789 vested non-employee options and 33,976,760 vested warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On September 30, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at July 16, 2009 of $2,657,576, including the cancellation of exercised warrants and options of $50,058 and the value at September 30, 2009 of $1,702,587, was recorded as a gain on change in value of derivatives. The gain recorded related to this matter was $904,930 included in the change in valuation of derivative liabilities for the three months ended September 30, 2009 of $979,309. Included within the $904,930 gain was a $14,769 gain due to the derecognition of options and warrants exercised between July 16, 2009 and September 30, 2009.

None of the derivatives liabilities were designated as hedging instruments.

The inputs used for the Black-Scholes option valuation model were as follows:

	January 27, 2009	March 31, 2009	June 13, 2009	July 16, 2009	September 30, 2009

Expected life in years	0.25 - 5.0 yrs	0.07 - 5.59 yrs	0.13 - 5.4 yrs	0.13 - 4.83 yrs	0.00 - 4.83 yrs
Stock price volatility	102.42% - 183.93%	103.45% - 178.61%	104.54% - 152.74%	104.67% - 152.29%	94.68% - 147.10%
Risk free interest rate	0.13% - 1.59%	0.17% - 1.67%	0.19% - 2.81%	0.19% - 2.46%	0.06% - 2.31%
Expected dividends	None	None	None	None	None
Forfeiture rate	0%	0%	0%	0%	0%

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Promissory notes payable due to the former officers of MMRIS as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$-

Promissory notes payable due to the two remaining officers of MMRIS pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	-

Promissory notes payable due to PM Creative Corporation, due in full on July 30, 2011, with a 12% per annum stated interest.	125,000	-
	450,343	-
Less: current portion	288,157	-
Notes payable, less current portion	$162,186	$-

Future maturities with respect to these notes payable as of September 30, 2009 were as follows:

Year Ended
December 31,

2009 (remainder of)	$188,994
2010	136,349
2011	125,000
Total	$450,343

NOTE 10 - CONVERTIBLE PROMISSORY NOTES

On various dates during the quarter ended September 30, 2009 we issued Convertible Promissory Notes ("Notes") with accredited investors for an aggregate of $560,000 principal amount. The Notes pay interest at a stated rate of twelve percent (12%) per annum.

The Notes are convertible at the option of the holders into Common Stock at a variable conversion price of eighty percent (80%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date, subject to anti-dilution and other customary adjustments.

In connection with the Notes, we also issued warrants to purchase an aggregate of 3,110,000 shares of our Common Stock. The term of the warrants is five years and the exercise price is the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable exercise date, or (ii) $0.15, subject to anti-dilution and other customary adjustments.

Under the terms of the agreements, principal amounts owed under the Notes become due and payable December 31, 2009, provided that, upon ten (10) days' prior written notice to the Holder, the Company may, in its sole discretion, extend the maturity date to June 30, 2010.

By virtue of the Notes' variable conversion ratio, a possibility exists, although remote, that the Notes may be convertible into shares of Common Stock that exceed the currently authorized limit. Consequently, a possibility exists that the Company might be placed in a position of net settling the Notes for an amount that exceeds their face value. This resulted in the conversion feature being a derivative under Accounting Standards Codification ("ASC") 815-10 "Derivatives and Hedging."

Additionally, as a result of the above, all outstanding options and warrants issued to non-employees, including the warrants issued in connection with the Notes, are also derivatives as they too could require net settlement in the absence of adequate authorized shares.

The fair value of the conversion feature of the Notes and related warrants was derived using the Black-Scholes option valuation model, resulting in an aggregate fair value of $418,337. This amount was deducted from the Notes, resulting in an initial value ascribed to the Notes of $141,663. The initial value of the Notes is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense.

The following table summarizes the Convertible Promissory Notes and discounts upon issuance:

Convertible Promissory Notes at face value	$560,000
Conversion feature derivative discount	(177,504)
Warrant derivative discount	(240,832)
Initial value of Notes	$141,664

On September 15, 2009, the same day these particular Notes were issued, two of the Note holders converted their Notes, in the aggregate face amount of $400,000, into 5,555,556 shares of Common Stock. On that date the entire conversion feature and warrant discounts on these Notes of $276,424 was recognized as interest expense. The following table shows activity in the Notes account during the quarter ended September 30, 2009.

Initial value of Notes	$141,664
Conversion to common stock	(400,000)
Accretion of converted Notes	276,424
Accretion of un-converted Notes	58,225
Value of Notes at September 30, 2009	$76,313

NOTE 11 - RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, MMRIS had provided notices under the federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former MMRIS employees amounted to $1,682,416 (unaudited). On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 (unaudited) warrants issued to creditors (see Note 8), the Company issued warrants as settlement of $985,020 (unaudited) of these amounts. In addition, the Company signed promissory notes with certain former executives totaling $76,783 (unaudited), which notes are payable in full on August 31, 2009 (see Note 9).

As of September 30, 2009, the total remaining severance liabilities amounted to $620,613 (unaudited), which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the three months ended September 30, 2009 on these severance liabilities.

During the period from January 27, 2009 through June 30, 2009, the Company entered into a series of settlement agreements with certain vendors of MMRIS pursuant to the Creditor Plan, in which the Company settled approximately $302,982 (unaudited) of its outstanding accounts payable for an aggregate settlement amount of $214,402 (unaudited), including promissory notes of $139,355 (unaudited) payable in 18 monthly installments starting on July 27, 2009 (see Note 9). This resulted in a gain of $0 (unaudited) and $89,170 (unaudited), which has been recorded as a gain on settlement of payables in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company incurred $42,500 (unaudited) and $38,525 (unaudited) during the nine months ended September 30, 2009 and 2008, respectively, towards marketing consulting services from Bernard Stolar, a director. Included in related party payables at September 30, 2009 and December 31, 2008 was $85,848 (unaudited) and $76,025, respectively, with respect to these services. In addition, on August 6, 2009, the Company granted the Mr. Stolar 1,200,000 options to purchase common stock in the company at an exercise price of $0.125 per share in consideration for consulting and other services. The options vest in eight quarterly installments beginning on the grant date.

The Company also incurred $37,500 (unaudited) during each of the nine months ended September 30, 2009 and 2008, respectively, towards marketing consulting services from Hector Barreto, a director. Included in related party payables at September 30, 2009 and December 31, 2008 was $0 (unaudited) and $75,000, respectively, with respect to these services. In the first quarter of 2009, the Company entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market the Company's product to its members. As of September 30, 2009, the Company has paid The Latino Coalition $4,000 as part of the agreement. In addition, on August 6, 2009, the Company granted Mr. Barreto 1,200,000 options to purchase common stock in the company at an exercise price of $0.125 per share in consideration for consulting and other services. The options vest in eight quarterly installments beginning on the grant date.

In August 2006, the Company entered into a month-to-month lease with The RHL Group for the use of furniture and art for the Company's offices, for a total of $1,000 per month which terminated on August 15, 2008. The Company incurred expenses of $0 (unaudited) and $7,500 (unaudited) during the nine months ended September 30, 2009 and 2008, respectively.

In August 2008, the Company entered into an eight month lease with its Chairman and Chief Executive Officer for the use of office space for a total of $3,000 per month plus a share of utilities. This lease was renewed in April 2009 on a month-to-month basis and terminated in May 2009.

In February 2006, the Company entered into a letter agreement with MyMedicalRecords.com.au ("MMR AU") granting it a 10 year exclusive right to market and sell the Company's products and services in Australia and New Zealand. The controlling shareholder of MMR AU was, at the time of the signing of the initial letter agreement, a shareholder of the Company. This letter agreement was subsequently formalized in the form of a ten year license agreement in October 2007, at which time the controlling shareholder of MMR AU was no longer a shareholder of the Company. The Company terminated the license agreement on September 30, 2009.

The Company received $50,000 from MMR AU upon the signing of the letter agreement in February 2006 towards set up costs of the platform to be used by customers of MMR AU. The Company completed the setup of the platform for MMR AU in 2007, at which time it started to recognize this amount into revenue. The Company also received $150,000 in 2007 from MMR AU towards the minimum guarantee payment for years 2 and 3 of the license term. This amount has been deferred and is being recognized as income based on the number of months elapsed. On September 30, 2009 the license agreement was terminated and the balance remaining in deferred revenue of $32,082 was recognized as license fee revenue. During the three months ended September 30, 2009 and 2008, the Company amortized $33,332 (unaudited) and $20,000 (unaudited), respectively, of these amounts as license fee and other revenues in the accompanying statement of operations. During the nine months ended September 30, 2009 and 2008, the Company amortized $48,332 (unaudited) and $60,000 (unaudited), respectively, of these amounts as license fee and other revenues in the accompanying statement of operations. The Company has accounted for this transaction under ASC 605-025 (formerly EITF 00-21, "Revenue Arrangements with Multiple Deliverables").

NOTE 13 - SUBSEQUENT EVENTS

In May 2009, the FASB issued additional guidance related to ASC Topic No. 855, "Subsequent Events" (ASC 855). ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between September 30, 2009 through November 16, 2009, the date these financial statements were issued.

On November 5, 2009, the Company entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount totaling $100,000. The 12% Convertible Promissory Note matures on July 31 2010, and the Company may, in its sole discretion, extend the maturity date to December 31, 2010. The 12% Convertible Promissory Note bears an interest of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at the sole discretion of the Company. The 12% Convertible Promissory Note is convertible into shares of common stock by dividing (i) the then outstanding balance of such note by (ii) the product of eighty percent (80%) multiplied by the arithmetic average of the volume weighted average price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date.

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

Source of Revenues

Our revenues are derived from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with a credit card or Paypal account either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. Revenues from subscriptions accounted for 59.4% and 58.7% of our total revenues during the nine months ended September 30, 2009 and 2008, respectively. Revenues from subscriptions accounted for 60.8% and 46.3% of our total revenues during the three months ended September 30, 2009 and 2008, respectively.

We also have generated revenues from licensing the sale and marketing of our services internationally and, to a lesser extent, from ancillary fee payments. We record these licensing and other ancillary revenues under "License and Other Fees" in our income statement. When we enter into a licensing arrangement, we are sometimes paid an upfront license fee and typically receive ongoing royalty payments that are often based on a percentage of revenue earned by our licensee. These fees are recognized over the license period. When we receive ancillary one-time payments, we record them when services or products are delivered. Revenues from licensing and other fees accounted for 40.6% and 41.3% of our total revenues during the nine months ended September 30, 2009 and 2008, respectively. Revenues from licensing and other fees accounted for 39.2% and 53.7% of our total revenues during the three months ended September 30, 2009 and 2008, respectively.

We recently began a beta launch of the MMRPro System which we plan on selling and or leasing direct to physicians, health care providers and veterinarians. With the introduction of MMRPro we are positioned to benefit from government stimulus in the US and other countries around the world. Additionally, the MMRPro system is designed to generate additional Personal Health Record subscribers as well as revenue from EPrescribe and other physician order entry products. We are working with Kodak Corporation to market our Pro Services pursuant to a Software As A Service vendor with Kodak's Capture Pro. We also provide services on a Private Label basis similar to our Alexian Brothers Hospital product for the Alexian Brothers Hospital System and our Medic Alert Gold product sold by MedicAlert both powered by MyMedicalRecords.com.

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

We follow the provisions of Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") and accordingly, we recognize annual recurring subscription fees paid in advance on a straight line basis over the subscription period. In addition, we follow the provisions FASB ASC 605-025 (formerly EITF 00-21, "Revenue Arrangements with Multiple Deliverables") and accordingly, we defer recognition of upfront fees paid under our licensing agreement and recognize them over the period covered by the licensing agreement, and similarly, we defer recognition of minimum guaranteed royalty fees paid in advance under our licensing agreement and recognize them in the period to which they relate.

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

Effective January 1, 2007, we began to measure and record uncertain tax positions in accordance with new guidance, which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more- likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. The new guidance also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions involves significant judgments by management.

Intangible Assets

We account for website development costs in accordance with ASC 350-50 (formerly EITF 00-2, "Accounting for Website Development Costs") and ASC 985-20 (formerly SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed"). Pursuant to ASC 350-50 and 985-20, the Company capitalizes internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. The determination of estimated future gross revenues requires the exercise of judgment and assumptions by our management and actual results could vary significantly from such estimates.

Impairment of Long-Lived Assets and Intangibles

We evaluate long-lived assets and identifiable intangible assets with finite useful lives in accordance with ASC 350-30 and ASC 360 (formerly SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"), and accordingly, management reviews our long-lived assets and identifiable intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows.

Share-Based Compensation

We recognize compensation expense in accordance with ASC 718-20 (formerly SFAS No. 123(R), "Share Based Payments"). Accordingly, we recognize share-based compensation in an amount equal to the estimated fair value of stock-based awards and issuances, such as stock options granted to employees and non-employees and restricted stock awards. This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value of each stock option under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), volatility of the underlying equity security, and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. Further, because there is no public market for MMR's shares, the expected volatility is based on ranges for similar companies. The use of different public company comparables in our assumptions and other assumptions by management in the Black Scholes option pricing model could produce substantially different results.

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

  Inadequate Financial Statement Close Process and Cut-Off: Because we did not perform a timely and efficient close of our financial records and did not require supporting documentation for all closing journal entries, we were required to make a significant number of post-closing entries to adjust our financial statements to comply with generally accepted accounting principles. Subsequent to the audit for the years ended December 31, 2008 and 2007, we have hired outside accounting consultants. Our outside consultants have been more and more involved with each quarter close and closed the financial records for the quarter ended September 30, 2009. Beginning during the quarter ended March 31, 2009, the Company also began maintaining a more detailed binder with all account reconciliations and support for all closing journal entries.

  Lack of Financial Expertise and Accounting Staff: We have very limited accounting personnel and limited access to experts due to our limited cash situation. Because of these limitations, we misapplied accounting literature and authoritative guidance, which lead to errors in our financial statements. Subsequent to the audit for the years ended December 31, 2008 and 2007, the outside accounting consultants have been taking a more active role in application of accounting literature and authoritative language and we expect the consultants to take an active role until we hire a fulltime Controller.
  Lack of Supporting Documentation and Schedules: Because of the small size of our company prior to the Merger and the informal nature of our relationships with many of our consultants and directors, we did not always formally and promptly document equity- related transactions or maintain detailed accounting records supporting all cash transactions. This lack of supporting documentation and schedules led to errors in determining the impact on our financial statements of these transactions. Subsequent to the audit for the years ended December 31, 2008 and 2007, the Company also began maintaining a more detailed binder with all account reconciliations and support for all closing journal entries, including support for equity related transactions.
  Inadequate Journal Entry Review Process: Because of the small size of our company prior to the Merger, our journal entries were not reviewed and authorized by a person who has responsibility for oversight. This lack of oversight could lead to unauthorized entries, management override of controls or the concealment of errors and fraud. Subsequent to the audit for the years ended December 31, 2008 and 2007, we have hired outside accounting consultants who bring in two levels of review and oversight.

In addition to the above, during the nine months ended September 30, 2009, our independent registered public accounting firm identified additional material weaknesses regarding our inadequate approval process and documentation of equity grants because we did not formally document all equity related grants and formally approve them in Board meetings or formally document revenue arrangements with third parties. In addition, we did not properly accrue for all outstanding invoices as of September 30, 2009. To remedy these material weaknesses, we have hired outside SoX consultants and the SoX consultants are in the process of better documenting our internal control policies and procedures. We expect improvement in this area as we formalize our internal control policies and procedures.

Factors Affecting Future Results

In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization with 600,000 business members nationwide, to market our product to its members (either on a direct to consumer basis or as an added benefit that its members can offer their employees), and with the United Marketing Group, a leading direct marketer of affinity membership programs and merchandise products, to market our products as a direct to consumer benefit. Mr. Barreto, one of the members of Board of Directors, is the Chairman of the Latino Coalition. In June 2009, we took the necessary steps to file for extensions of the Company's Patent Cooperation Treaty (PCT) patent application on anti-CD20 monoclonal antibodies to the national phase through filings in major European, Asian, North American, and South American markets. The Company's anti-CD20 antibody asset is potentially a candidate for the next generation Rituximab. MMRIS is working with independent consultants to attempt to monetize these anti-CD20 antibody assets around the world. The Company is also devoting its resources to the development of MMR Pro and began testing in Beta sites in September. We are working with EMR companies and national scanning companies to create a national channel distribution for product rollout. We entered into new independent software vendor (ISV) agreement in August 2009 with Kodak allowing us to distribute the MMRPro products with Kodak's software.

In the third quarter of 2009, MMRIS entered into a sales, marketing and development agreement with Unis-Tonghe Technology Co ("Unis"), a business offering cloud computing services and document management services for the Ministry of Health in China, which would result in the launch of our products within China early next year. During this same period we also entered into a into a five year agreement to license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency, LLC. The agreement allows the Company to market, through the use of the database, its MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients.

We are continuing to work with Legal Zoom regarding the upcoming launch of its www.MyEsafeDepositBox as a benefit to Legal Zoom clients. We also anticipate that ESafeDeposit box represents a significant opportunity in the banking and insurance markets worldwide.

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

Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

The following table sets forth items in our statements of operations for the periods indicated.

	Three Months Ended
	September 30,
	2009	2008

Revenues
Subscriber	$99,238	$71,385
License fees and other	64,033	82,861
Total revenues	163,271	154,246
Cost of revenues	108,609	88,268
Gross profit (loss)	54,662	65,978
General and administrative expenses	1,228,951	373,636
Sales and marketing expenses	364,928	124,780
Technology development	45,750	29,615
Loss from operations	(1,584,967)	(462,053)
Gain on settlement of payables	-	-
Change in valuation of derivative liabilities	979,309	-
Interest and other expenses, net	(1,976,531)	(42,413)
Net loss	$(2,582,189)	$(504,466)
Deemed dividend	-	35,507
Net loss available to common shareholders:	(2,582,189)	(539,973)

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Revenues. Revenues increased by $9,025 for the three months ended September 30, 2009 from $154,246 for the three months ended September 30, 2008 primarily due to $27,853 growth in subscriber revenues, which resulted from increased memberships with existing customers. The growth in subscriber revenues was offset by an $18,828 decrease in licensee fee and other revenues, which was driven by a decrease in MMR AU set-up fees.

Cost of revenue. Our cost of revenue increased by $20,341, from $88,268 for the three months ended September 30, 2008 to $108,609 for the three months ended September 30, 2009. Cost of revenue increased in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to an increase of approximately $8,100 related to dedicated individual dial-up fax numbers required to accommodate our additional subscribers and also to maintain an adequate inventory of numbers. The increase in cost of revenues was also due to increase in website hosting and maintenance and sales commissions of $6,300 and $6,700, respectively. We had a gross profit and positive gross margin of 33.5% for the third quarter of 2009 compared to a gross margin of 42.8% in the third quarter of 2008. The primary reason for the decrease in our gross profit margin in the third quarter of 2009 was because our license fee revenues, which carry minimal to no cost, decreased in comparison to the third quarter of 2008.

Operating expenses. The following table sets forth the individual components of our operating expenses for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008

General and administrative expenses	$1,228,951	$373,636
Sales and marketing expenses	364,928	124,780
Technology development	45,750	29,615
Total	$1,639,629	$528,031

Operating expenses increased by $1,111,598 for the three months ended September 30, 2009 from $528,031 for the three months ended September 30, 2008. This significant increase is primarily due to the increase in our general and administrative expenses, which increased 228.9% in large part because of increased legal and accounting fees of approximately $324,000 in 2009 as compared to 2008 associated with the fees necessary to being a public company. A portion of the increase is due to increased share based compensation expenses associated with stock option compensation, which increased by $260,000 compared to the third quarter of 2008, as well as $215,000 in losses of stock settlement of liabilities. No common stock was issued to settle liabilities during the third quarter of 2008. The increases in operating expenses were also driven by a 192.5% increase in sales and marketing expenses, primarily due to increased share based compensation expenses associated with stock option compensation, which increased by $216,000 compared to the third quarter of 2008. The increase in sales and marketing was also due to increased expenses associated with consultants hired to support our growth in revenues and development, along with our existing employees spending a higher proportion of their time dealing with sales and marketing related activities.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model. As of December 31, 2008, the warrants were valued at $0 and on June 30, 2009 and September 30, 2009 the warrants were valued at $149,280 and $88,998, respectively. We recorded the change in valuation of $60,282 as a change in valuation of warrants during the three months ended September 30, 2009. There was no such change in valuation during the three months ended September 30, 2008.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. As of July 16, 2009 and for all subsequent options and warrants issued prior to September 30, 2009, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On September 30, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at July 16, 2009 of $2,657,578, the cancellation of exercised warrants and options of $50,058 and the value at September 30, 2009 of $1,702,587 was recorded as a gain on change in value of derivatives. The gain recorded related to this matter was $904,930 included in the change in valuation of derivative liabilities for the three months ended September 30, 2009. Included within the $904,930 gain was a $14,769 gain due to the derecognition of options and warrants exercised between July 16, 2009 and September 30, 2009. There was no such change in valuation during the three months ended September 30, 2008.

Interest and Other Expenses, Net. We had interest and other expenses, net of $1,976,531 for the three months ended September 30, 2009, an increase of $1,934,118 from $42,413 for the three months ended September 30, 2008. The increase was primarily as a result of common stock and warrants issued during the three months ended September 30, 2009 in exchange for the Company to continue to defer payments to their debtors and consultants of $361,205, to The RHL Group for waiving MMR's payment default under the Third Amended Note of $1,063,763 and to Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President in consideration of a personal guaranty given to a vendor, to guarantee payments due to the vendor from the Company for services rendered of $68,069. The increase was also driven by $334,650 of interest associated with the 12% Convertible Promissory Notes and attached warrants entered into in July, August and September of 2009. There were no such arrangements during the three months ended September 30, 2008.

Net loss. As a result of the foregoing, we had a net loss of $2,582,189 for the three months ended September 30, 2009 compared to a net loss of $504,466 for the three months ended September 30, 2008.

Results of Operations for the Nine Months Ended September 30, 2009 as Compared to the Nine Months Ended September 30, 2008

The following table sets forth items in our statements of operations for the periods indicated.

	Nine Months Ended
	September 30,
	2009	2008

Revenues
Subscriber	$279,705	$192,820
License fees and other	191,451	135,486
Total revenues	471,156	328,306
Cost of revenues	317,746	299,315
Gross profit (loss)	153,410	28,991
General and administrative expenses	3,872,469	1,081,046
Sales and marketing expenses	985,586	738,462
Technology development	152,593	115,240
Loss from operations	(4,857,238)	(1,905,757)
Gain on settlement of payables	89,170	-
Change in valuation of derivative liabilities	324,048	-
Interest and other expenses, net	(2,335,615)	(284,834)
Net loss	$(6,779,635)	$(2,190,591)
Deemed dividend	-	35,507
Net loss available to common shareholders:	(6,779,635)	(2,226,098)

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Revenues. Revenues increased by $142,850 for the nine months ended September 30, 2009 from $328,306 for the nine months ended September 30, 2008 primarily due to $86,885 in growth in subscriber revenues, which resulted from increased memberships with existing customers. The $142,850 increase in revenues was also due to a $55,965 increase in license fee and other revenue. The Company received $150,000 in 2007 from MMR AU towards the minimum guarantee payment for years 2 and 3 of the license term. This amount has been deferred and was being recognized as income based on the number of months elapsed. On September 30, 2009 the license agreement was terminated and the balance remaining in deferred revenue of $32,082 was recognized as license fee revenue. The $32,082 was the primary factor driving the $55,965 increase in license fee and other revenues.

Cost of revenue. Our cost of revenue increased to $18,431 for the nine months ended September 30, 2009 from $299,315 for nine months ended September 30, 2008. Cost of revenue increased by 6.2% in the nine months ended September 30, 2009 as compared to2008, despite a 43.5% increase in revenues during the same time period, primarily due to a reduction in personnel. During the nine months ended September 30, 2008, we had a full time employee performing website maintenance through April 30, 2008, resulting in increased costs in 2008 of approximately $27,000. There were no such costs during the same period in 2009. These decreases in costs during 2009 were offset by an increase in costs of approximately $31,000 related to dedicated individual dial-up fax numbers required to accommodate our additional subscribers and maintain an adequate inventory of numbers. We had a gross profit and positive gross margin of 32.6% for the nine months ended September 30, 2009 compared to a gross margin of 8.8% for the nine months ended September 30, 2008. The primary reasons for the improvement in our gross profit and margin during the nine months ended September 30, 2009 were because our revenues increased sufficiently to cover the fixed cost components of our costs of revenue and there was an increase in minimum guaranteed royalty payments with no corresponding cost increase.

Operating expenses. The following table sets forth the individual components of our operating expenses for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008

General and administrative expenses	$3,872,469	$1,081,046
Sales and marketing expenses	985,586	738,462
Technology development	152,593	115,240
Total	$5,010,648	$1,934,748

Operating expenses increased by $3,075,900 for the nine months ended September 30, 2009 from $1,934,748 for the nine months ended September 30, 2008. This significant increase is primarily due to the increase in our general and administrative expenses, which increased 258.2% in large part because of increased legal and accounting fees of approximately $1,800,000 in 2009 as compared to 2008 associated with the fees necessary to being a public company and the Merger which occurred on January 27, 2009. In addition, we had increased share based compensation expenses in 2009 of associated with stock option compensation and expenses associated with the issuance of warrants to vendors as payment for services, as well as $221,841 in losses of stock settlement of liabilities. No common stock was issued to settle liabilities during the same period in 2008. In addition we had a $100,000 write-off of advances due from a related party recorded during the second quarter of 2009 compared to no such write-off during the same period in 2008. We also incurred increased sales and marketing expenses, which increased by 33.5% in 2009 as compared to 2008, primarily due to increased sales and marketing salaries associated with additional consultants hired to support our growth in revenues, stock option compensation expense allocated to sales and marketing of approximately $216,000, along with our existing employees spending a higher proportion of their time dealing with sales and marketing related activities. These increased sales and marketing expenses in 2009 were offset by decreases in expenses resulting from the completion of the initial phase of setting up a sales program with a customer during the first quarter of 2008. Our technology development expenses also increased by 32.4% in 2009 as compared to 2008 due to the hiring of a consultant focused on development activities.

Gain on Settlement of Payables. During the nine months ended September 30, 2009, we had a gain on the settlement of payables of $89,170 in connection with settlement agreements entered into with certain vendors relating to liabilities we assumed in connection with the Merger. There was no such gain during the nine months ended September 30, 2008.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model. During the nine months ended September 30, 2009, the value of these warrants increased by $88,998. We recorded the change in valuation as a change in valuation of warrants during the nine months ended September 30, 2009. There was no such change in valuation during the nine months ended September 30, 2008.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as we had inadequate authorized shares to settle 100% of these contracts. The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. The condition was remedied on June 13, 2009 when certain of the option and warrant holders indefinitely waived their rights under those contracts. On that date, the derivative liabilities were reclassified back into equity. On June 13, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at January 27, 2009 of $871,052 and the value at June 13, 2009 of $1,377,033 was recorded as a loss on change in value of derivatives for the six months ended June 30, 2009. The loss recorded for this matter was $505,981 for the six months ended June 30, 2009. There was no such change in valuation during the nine months ended September 30, 2008.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. As of July 16, 2009 and for all subsequent options and warrants issued prior to September 30, 2009, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On September 30, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at July 16, 2009 of $2,657,578, the cancellation of exercised warrants and options of $50,058 and the value at September 30, 2009 of $1,702,587 was recorded as a gain on change in value of derivatives. The gain recorded related to this matter was $904,930 included in the change in valuation of derivative liabilities for the nine months ended September 30, 2009. There was no such change in valuation during the nine months ended September 30, 2008.

Interest and Other Expenses, Net. We had interest and other expenses, net of $2,335,615 for the nine months ended September 30, 2009, an increase of $2,050,781 from $284,834 for the nine months ended September 30, 2008. The increase was primarily as a result of common stock and warrants issued during the nine months ended September 30, 2009 in exchange for the Company to continue to defer payments to their debtors and consultants of $564,252, to The RHL Group for waiving MMR's payment default under the Third Amended Note of $1,063,763 and to Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President in consideration of a personal guaranty given to a vendor, to guarantee payments due to the vendor from the Company for services rendered of $68,089. The increase was also driven by $334,650 of interest associated with the 12% Convertible Promissory Notes and attached warrants entered into in July, August and September of 2009. There were no such arrangements during the nine months ended September 30, 2008. In addition, there was $143,000 of amortization of The RHL Group loan origination fee during the nine months ended September 30, 2009 and no such amortization during the same period in 2008. The increased expenses in 2009 were offset by expenses associated with common stock issued as payment of interest expense on the line of credit of $210,000 during the nine months ended September 30, 2008.

Net loss. As a result of the foregoing, we had a net loss of $6,779,635 for the nine months ended September 30, 2009 compared to a net loss of $2,190,591 for the nine months ended September 30, 2008.

Going Concern

As more fully described in note 1 to the consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2008 financial statements for the year ended December 31, 2008 related to the uncertainty of our ability to continue as a going concern. At September 30, 2009, current liabilities of $7,527,425 exceeded cash and cash equivalents of $450,769.

Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group. If the Company is unable to utilize its available line of credit with The RHL Group, or obtain suitable alternative debt financing, it may adversely affect the Company's ability to execute its business plan and continue as a going concern. For further details regarding our indebtedness with The RHL Group, see "-Liquidity and Capital Resources- Description of Indebtedness-The RHL Group," below.

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

Liquidity and Capital Resources

We have incurred net losses of $6,779,635 and $2,190,591 for the nine months ended September 30, 2009 and 2008, respectively. Historically, we have issued capital stock and received funds from The RHL Group to operate our business, and although we expect to continue to receive financing from The RHL Group, we also expect to continue to incur losses from operations and need additional sources of financing to fund our operations until we develop a profitable business. There can be no assurance that additional sources of financing will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

On September 15, 2009, the Company entered into an Investment Agreement with Dutchess Equity Fund, L.P., or "Dutchess." Pursuant to the Investment Agreement, Dutchess committed to purchase up to $8,000,000 of the Company's common stock, over the course of 60 months. The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 100,000,000. MMRIS may draw on the facility from time to time, as and when the Company determines it is appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that MMRIS is entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $150,000. The purchase price shall be set at ninety-four percent (94%) of the lowest closing best bid of the Company's common stock during the pricing period. The Company has filed the Form S-1 pursuant to the agreement but it is not yet effective. As of September 30, 2009, the Company has not drawn down on the facility.

At September 30, 2009, we had $450,769 in cash and cash equivalents, and although we received approximately $1,050,000 in cash at the closing of the Merger, and additional funding from The RHL Group pursuant to the Third Amended and Restated Note dated April 29, 2009, we nevertheless will still be required to obtain additional financing in order to meet the obligations for installment payments of $853,000 under the Creditor Plan (including payments under the transition employment agreements of our former Chief Executive Officer and former Chief Financial Officer) and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,678,071 at September 30, 2009; see Note 3 of our consolidated financial statements). For additional information relating to the Creditor Plan see Exhibit 10.1 of our current report on Form 8-K filed on November 13, 2008, and for information relating to The RHL Group see "- Related Party Transactions" below.

Cash Flows for the Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Net cash used in operating activities for the nine months ended September 30, 2009 was $1,685,327. The reconciliation of net loss of $6,779,635 to net cash used in operating activities for the nine months ended September 30, 2009 included non-cash charges of $2,526,861 for share based compensation, $334,650 for interest on the 12% Convertible Promissory Notes, $221,841 for loss on stock settlement of liabilities, $65,677 for depreciation and amortization, $100,000 for a write-off of advances due from a related party and $142,857 for The RHL Group loan commitment fee amortization as well as increases of $1,744,042 in accounts payable and accrued expenses and $478,279 in related party payables, offset by a gain on the settlement of payables of $89,170 and $324,048 for change in valuation of derivative liabilities. Significant non-cash activities during the nine months ended September 30, 2009 included prepaid loan commitment fees for $230,000, prepaid expenses paid with common stock of $461,184, accounts payable paid with common stock of $312,802, the related party line of credit paid with common stock of $477,220 and related party payables paid with common stock of $194,462.

Net cash used in operating activities for the nine months ended September 30, 2008 was $1,108,752. The reconciliation of net loss of $2,190,591 to net cash used in operating activities for the nine months ended September 30, 2008 included non-cash charges of $210,000 for common stock issued as payment of interest expense on the related party line of credit and $123,401 for restricted common stock issued for services and $111,823 for depreciation and amortization, as well as increases of $171,804 in accounts payable and accrued expenses and $323,357 in related party payables.

Our investing activities resulted in a net cash inflow of $935,367 for the nine months ended September 30, 2009 in connection with $1,050,506 in cash acquired from the Merger, offset by $107,087 in spending for international patent filing fee applications. During the nine months ended September 30, 2008, our net cash outflow from investing activities amounted to $1,340 due to the acquisition of property and equipment.

Our financing activities resulted in a net cash inflow of $1,124,950 for the nine months ended September 30, 2009 in connection with $211,000 in proceeds from the line of credit with The RHL Group, $125,000 in proceeds from an unrelated third-party promissory note, $560,000 in proceeds from the 12% Convertible Promissory Notes, $162,275 from warrant exercises and $68,013 from stock option exercises. During the nine months ended September 30, 2008, our net cash inflow from financing activities consisted primarily of proceeds of $606,048 from the sale of stock, as well as $519,034 in proceeds from the line of credit with The RHL Group.

As of September 30, 2009, we had cash and cash equivalents of $450,769 compared to $19,741 at September 30, 2008.

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

The amount of outstanding principal and interest on the renewal date was $751,174. MMR issued The RHL Group a total of 1,400,000 common shares valued at $210,000 under the terms of this agreement during the nine months ended September 30, 2008, which are included in interest expense. There were no such shares issued during the nine months ended September 30, 2009. These common shares were converted into shares of MMRIS common stock pursuant to the Merger.

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

The Third Amended Note amended and restated the RHL Note, matures November 30, 2009, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the RHL Note) by the Security Agreement. Although the reserve credit line has been increased to $3,000,000, The RHL Group is only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. The RHL Group was due to receive, as an origination fee ("Fee"), a promissory note for $200,000, bearing interest at 10% per annum and due on demand. On August 17, 2009, the Company paid the 200,000 origination fee by granting 2,800,000 shares of common stock to The RHL Group.

On August 18, 2009, the Company and The RHL Group entered into a Waiver Agreement, pursuant to which, in consideration of The RHL Group's waiver of MMR's payment default under the Third Amended Note, the Company granted to The RHL Group a warrant to purchase an aggregate of 11,039,378 shares of the Company's common stock, with an exercise price equal to $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant. Under the Waiver Agreement, The RHL Group agreed to waive MMR's payment default until August 31, 2009, which waiver period will automatically continue until The RHL Group notifies MMR otherwise. In addition, as repayment of the unpaid origination fee owed to The RHL Group by MMR in connection with the credit line restructuring, the Company granted to The RHL Group 2,800,000 shares of common stock.

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

As of September 30, 2009, we had an outstanding balance on the RHL Note of $1,678,071. The components of the $1,678,071 RHL Group Note payable and the related balance sheet presentation as of September 30, 2009 are: (1) $1,007,010, which is included in the line of credit, related party payable; (2) $301,343, which is related to bank overdrafts, credit card charges and a vendor guaranty is included in accounts payable and accrued expenses; and (3) $369,718, which is related to deferred salary and consulting expenses is included in related party payables. Interest expense on this note for the three months ended September 30, 2009 and 2008 amounted to $39,587 (unaudited) and $19,098 (unaudited), respectively. Interest expense on this note for the nine months ended September 30, 2009 and 2008 amounted to $87,656 (unaudited) and $42,054 (unaudited), respectively. The unpaid interest balance as of September 30, 2009 and December 31, 2008 was $111,718 (unaudited) and $24,963 (unaudited), respectively.

In addition, under the Restructuring Agreement, The RHL Group agreed to use commercially reasonable efforts to raise additional financing from third parties, and agreed to extend the maturity of the Third Amended Note for an additional six-month term if we are in full compliance with our covenants and other obligations under the Third Amended Note, on terms to be negotiated at such time. Additionally, Mr. Lorsch agreed to exercise all of his outstanding options prior to May 1, 2009 (which were exercised April 30, 2009), which resulted in an $113,220 reduction in principal owing The RHL Group. Finally, as a condition to agreeing to restructure our secured credit arrangement, we also terminated the Allonge. Thus, if at any time after June 1, 2009 we are not in compliance with our covenants under the Third Amended Note or Security Agreement, The RHL Group may, but is not obligated to, declare an event of default. In conjunction with the Third Amended Note, MMR was required to maintain certain financial covenants, including the requirement that MMR have at least $100,000 in cash in its bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 1, 2009. As of September 30, 2009, MMR was in compliance with its financial covenants under the terms of the Third Amended Note.

Creditor Plan

We are obligated to make installment payments of $853,000 under the Creditor Plan (including payments under the transition employment agreements of our former Chief Executive Officer and former Chief Financial Officer). For additional information relating to the Creditor Plan see Exhibit 10.1 of our current report on Form 8-K filed on November 13, 2008.

Concurrent with the execution of the Merger Agreement, Favrille entered into a Creditor Plan with MMR and Kershaw, Mackie & Co., as the administrative agent (the "Creditor Plan"), which provided for the negotiation and settlement of Favrille's outstanding liabilities with certain of Favrille's officers, directors and trade creditors (the "Favrille Creditors"). Pursuant to the terms and conditions of the Creditor Plan, we issued interest-free promissory notes to the Favrille Creditors, which, as of September 30, 2009, had an aggregate outstanding balance of $853,000. The principal under such notes is payable in 18 equal installments beginning on August 2, 2009. We did not make the first installment payment that was due on August 2, 2009 and have not made any payments as of September 30, 2009. There is no acceleration provision or other penalty upon an event of default, except as is otherwise provided for under applicable law.

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

On June 11, 2009, the Company entered into a promissory note agreement to borrow $125,000 with an unrelated third-party. The promissory note is due and payable July 30, 2011, and bears interest of 12% per annum payable quarterly beginning on January 1, 2010. The proceeds of the loan will be used by the Company for the filing of international patent applications to expand and perfect the patent rights of the Company in the Anti-CD20 Antibodies outside the United States. The unrelated third-party also received, as a commitment fee, a payable for $30,000, due and payable by August 15, 2009. The commitment fee was payable at the Company's option in cash or warrants to acquire 375,000 shares of our common stock at an exercise price per share equal to the lesser of (i) $0.15 per share and (ii) the weighted average trading price for a share of common stock for the ten consecutive trading days preceding the date on which the warrant is exercised. The warrants have a four year term. On July 29, 2009, we elected to pay the commitment fee through the issuance of warrants exercisable into 375,000 shares of our common stock at an exercise price of $0.14 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model. The total value of these warrants amounted to $32,399 (unaudited), all of which will be recorded as a reduction to the commitment fee payable in July 2009, with a loss on settlement payables for $2,399.

In July, August and September 2009, the Company also entered into five different Note and Warrant Subscription Agreements (the "Note Agreements") with four separate individuals (the "Note Purchasers"). Pursuant to the terms of the Note Agreements, the Note Purchasers purchased convertible notes in an aggregate amount of $560,000 (the "Notes"). The Notes carry an annual interest rate of 12%. The Notes are convertible at the option of the Note Purchasers into a number of shares of the Company's common stock, par value $0.001 per share, equal to the product of eighty percent (80%) multiplied by the arithmetic average of the dollar volume-weighted average price ("VWAP") of the Company's common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. On September 15, 2009 two of the Note Purchasers converted their notes totaling $400,000 in exchange for a total of 5,555,556 shares of the Company's common stock.

MMR AU License

In February 2006, the Company entered into a letter agreement with MyMedicalRecords.com.au ("MMR AU") granting it a 10 year exclusive right to market and sell the Company's products and services in Australia and New Zealand. The controlling shareholder of MMR AU was, at the time of the signing of the initial letter agreement, a shareholder of the Company. This letter agreement was subsequently formalized in the form of a ten year license agreement in October 2007, at which time the controlling shareholder of MMR AU was no longer a shareholder of the Company. The Company terminated the license agreement on September 30, 2009.

The Company received $50,000 from MMR AU upon the signing of the letter agreement in February 2006 towards set up costs of the platform to be used by customers of MMR AU. The Company completed the setup of the platform for MMR AU in 2007, at which time it started to recognize this amount into revenue over the 10 year license term. The Company also received $150,000 in 2007 from MMR AU towards the minimum guarantee payment for years 2 and 3 of the license term. This amount has been deferred and is being recognized as income based on the number of months elapsed. On September 30, 2009 the license agreement was terminated and the balance remaining in deferred revenue of $32,082 was recognized as license fee revenue. During the three months ended September 30, 2009 and 2008, the Company amortized $33,332 (unaudited) and $20,000 (unaudited), respectively, of these amounts as license fee and other revenues in the accompanying statement of operations. During the nine months ended September 30, 2009 and 2008, the Company amortized $48,332 (unaudited) and $60,000 (unaudited), respectively, of these amounts as license fee and other revenues in the accompanying statement of operations. The Company has accounted for this transaction under ASC 605-025 (formerly EITF 00-21, "Revenue Arrangements with Multiple Deliverables").

The company had reported third quarter 2009 revenues of $221,239 in a news release dated October 12, 2009 and in a corresponding 8K filed on October 14, 2009. At a November 12, 2009 meeting of the Audit Committee regarding this quarter's review it was determined by the Company that these revenues should not be recognized due to the uncertainty of their collectability as a result of the termination of the license agreement. This decision accounts for the reduction in revenue discussed in the October 12, 2009 news release to $163,271 for the third quarter of 2009.

Commitments and Contingencies

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, the Company entered into an agreement to invest $250,000 in a joint venture with the investor to establish an entity to market and sell the Company's services in the countries of Japan, China, Korea, Taiwan and Thailand. The Company has paid $100,000 to date of this amount which the Company has expensed during the 3 months ended June 30, 2009 as the Company has since terminated its relationship with the investor. To date, no joint venture has not been formalized or incorporated, and no operations haven commenced and there are no employees. The Company and the investor are still in the process of setting up this operation. In September 2007, The RHL Group, provided the investor with a guarantee that the Company would meet its obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR common stock, which became 328,174 shares of MMRIS common stock upon the closing of the Merger, valued at approximately $5,000 (unaudited). This expense has been reflected in general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2009. As a result of the Company terminating this agreement, the Company is free to explore other business opportunities in the territory separate from the investor specifically at this time in China and Japan. The Company, at its option, may still involve the investor in these business activities under a separate agreement.

On August 17, 2009, Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President, agreed to guarantee $282,641in payments due to the vendor from the Company for services rendered. On August 17, 2009, in consideration of a personal guaranty given by Mr. Lorsch, the Company granted Mr. Lorsch (i) a warrant to purchase 706,605 shares of Company common stock, at an exercise price of $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant, and (ii) 141,321 shares of Company common stock.

For additional information relating to this and other commitments and contingencies, please see note 6 to our financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of 2009 we hired outside SoX consultants and the SoX consultants are in the process of better documenting our internal control policies and procedures. We expect improvement in the internal control over financial reporting as we formalize our internal control policies and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Intentionally omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since our disclosure on September 16, 2009, we have made the following unregistered sales of equity securities:

In July, August and September 2009, the Company also entered into five different Note and Warrant Subscription Agreements (the "Note Agreements") with four separate individuals (the "Note Purchasers"). Pursuant to the terms of the Note Agreements, the Note Purchasers purchased convertible note in an aggregate amount of $560,000 (the "Notes"). The Notes carry an annual interest rate of 12%. The Notes are convertible at the option of the Note Purchasers into a number of shares of the Company's common stock, par value $0.001 per share, equal to the product of eighty percent (80%) multiplied by the arithmetic average of the dollar volume-weighted average price ("VWAP") of the Company's common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. In connection with the Note Agreements, we issued warrants to purchase up to 3,110,000 shares of our common stock at a per share price equal to the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the VWAP of the Shares for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable exercise date, or (ii) $0.15, whichever is less (the "Warrants"). The Warrants expire in July, August and September of 2012.

On September 30, 2009, we granted to a consultant, a grant of 250,000 shares of the Company's common stock at a price per share value of $0.09, in consideration of consulting and other services performed for the Company.

On September 30, 2009, we granted to vendor, a grant of 2,270,000 shares of the Company's common stock at a price per share value of $0.09, in consideration of consulting and other services performed for the Company.

On September 25, 2009, we granted to a consultant, a grant of 382,022 shares of the Company's common stock at a price per share value of $0.089, in consideration of consulting and other services.

On November 5, 2009, we entered into an additional Note and Warrant Subscription Agreement (the "November Note Agreement") with an unrelated third-party. Pursuant to the terms of the November Note Agreement, the unrelated third-party purchased a convertible note in the amount of $100,000 (the "November Note"). The November Note carries an annual interest rate of 12%. The November Note is convertible at the option of the unrelated third-party into a number of shares of the Company's common stock, par value $0.001 per share, equal to the product of eighty percent (80%) multiplied by the arithmetic average of the dollar volume- weighted average price ("VWAP") of the Company's common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. In connection with the November Note, we issued a warrant to purchase up to 600,000 shares of our common stock at a per share price equal to the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the VWAP of the Shares for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable exercise date, or (ii) $0.15, whichever is less (the "Warrants"). The Warrant expires on November 4, 2012.

We have granted all such securities described above in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits
Exhibit Number	Description of Exhibits

10.1	+ Licensing and Sales Commission Agreement, dated September 16, 2009, by and among MMR Information Systems, Inc., E-Mail Frequency, LLC and David T. Loftus.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

__________

+   Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Exchange Act. The omitted material has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009

MMR Information Systems, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Naj Allana
 Naj Allana
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	+ Licensing and Sales Commission Agreement, dated September 16, 2009, by and among MMR Information Systems, Inc., E-Mail Frequency, LLC and David T. Loftus. PDF as a courtesy

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

__________

+   Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Exchange Act. The omitted material has been separately filed with the Securities and Exchange Commission.