Form 10-K
period 2009-12-31
MMR Information Systems, Inc.
filed 2010-03-31
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period __________ to ______________,

Commission File No. 000-51134

________________

MMR INFORMATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0892797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

468 CAMDEN DRIVE, SUITE 200, BEVERLY HILLS, CALIFORNIA	90210
(Address of Principal Executive Offices)	(Zip Code)

(310) 476-7002
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

________________

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐        No    ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐        No    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No   ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

      As of June 30, 2009, the aggregate market value of the registrant's common stock was $17,653,748 based on 126,098,201 shares issued and outstanding on such date and a closing sales price for the registrant's common stock of $0.14, as reported on the OTC BB on such date.

      As of March 20, 2010, the registrant had 202,314,696 shares of common stock outstanding.

MMR INFORMATION SYSTEMS, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements. The words "anticipate," "expect," "believe," "plan," "intend," "will" and similar expressions are intended to identify such statements. Although the forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to those discussed or incorporated by reference herein. Actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

EXPLANATORY NOTE

As used in this annual report on Form 10-K, and unless otherwise indicated, the terms "MMRIS," "company," "we," "us," and "our" refer to MMR Information Systems, Inc. (formerly Favrille, Inc.) after giving effect to the Merger, as explained below. On February 9, 2009, we changed our legal entity name from Favrille, Inc. to MMR Information Systems, Inc. The term "Favrille" refers to Favrille, Inc. prior to giving effect to the Merger, unless the context requires otherwise. On January 19, 2010, we began operating under the D/B/A "MMRGlobal," which we believe more accurately reflects the nature of our operations.

On January 27, 2009, we completed a merger with MyMedicalRecords, Inc. (formerly MyMedicalRecords.com, Inc.), a private Delaware corporation, or MMR, that resulted in MMR becoming a wholly-owned subsidiary of our company and our company's new operating business as of January 27, 2009. The closing of the Merger resulted in a change of control of our company. The Merger was accounted for as a reverse acquisition and, as a result, our company's (the legal acquirer) consolidated financial statements will, in substance, be those of MMR (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of our company being included effective from the date of the closing of the Merger. However, because the Merger was not completed until January 27, 2009, we are not required to include in this annual report on Form 10-K for the year ended December 31, 2008, the audited consolidated financial statements (and discussion thereof in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations") of our company, the legal acquirer, as of December 31, 2008 (e.g., prior to the closing of the Merger).

PART I

ITEM 1. BUSINESS

Organizational History

We were incorporated as Favrille in Delaware in 2000, and at its inception and before the Merger on January 27, 2009 (see below), we previously operated under a different management team as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. In May 2008, our ongoing Phase 3 registration trial for our lead product candidate failed to show a statistically significant improvement in the treatment of patients with follicular B-cell non-Hodgkin's lymphoma, and accordingly, we determined to sell all of our equipment related to manufacturing of this product, as well as other personal property in an auction. On September 9, 2008, this auction was consummated and we received $3.2 million in net proceeds from the sale of the assets. With the disposition of all of our equipment and other personal property, we ceased to engage in any operations and became a "shell company" as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Agreement and Plan of Merger and Reorganization

On November 8, 2008, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with our wholly-owned subsidiary Montana Merger Sub, Inc., or the Merger Sub, a Delaware corporation, and MMR, pursuant to which Merger Sub would merge with and into MMR, with MMR continuing as the surviving corporation and a wholly-owned subsidiary of our company. We refer to this transaction, which closed on January 27, 2009 and which became effective on February 9, 2009, as the Merger. Following the Merger, the holders of MMR equity prior to the Merger, on a fully diluted basis, owned or had the right to acquire approximately 60.3% of our equity, the holders of our equity prior to the Merger, on a fully diluted basis, owned approximately 33.2% of our equity, and certain beneficiaries under the Creditor Plan (which consist of our former officers and former directors and their affiliates) had the right to own up to approximately 6.5% of our equity. The Creditor Plan is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and a copy is filed as Exhibit 10.5 to this annual report on Form 10-K.

As a result of the Merger in January 2009, MMR became our wholly-owned subsidiary and its legal name became MyMedicalRecords, Inc. Although we are the legal acquirer, the Merger is accounted for as a reverse acquisition in accordance with U.S. generally accepted accounting principles, or GAAP. Under this method of accounting, Favrille is treated as the "acquired" company for financial reporting purposes. This determination is primarily based on the fact that MMR's former shareholders hold a majority of the equity of the consolidated company, MMR's operations comprise the ongoing operations of the consolidated entity and MMR's senior management and director designees have assumed control of the consolidated company.

In addition, upon the consummation of the Merger on January 27, 2009, MMR became our wholly-owned operating subsidiary and we ceased being a "shell company" as such term is defined in Rule 12b-2 of the Exchange Act.

Our Business Subsequent to the Merger

As of the closing date of the Merger on January 27, 2009, we adopted MMR's business of empowering consumers to manage the important records in their life, whether paper-based or digital, and by doing so, to better control and organize their lives overall. The following description of our business relates to our current business and operations.

Business Overview

We offer a suite of secure, online products that empower consumers and professionals alike to manage the important records in their life and business, whether paper-based or digital. We are part of a trend where people are increasingly trusting on-line services as a way for them to store and manage critical, sensitive information such as medical records, financial records and vital documents. A series of informative videos on our products can be found at www.mymedicalrecordsonline.com.

We also continue efforts to maximize the current and future value, if any, of our intellectual property that we acquired from Favrille when the Merger was completed in January 2009. These assets include, but are not limited to, patents, data and samples from the Company's pre-merger clinical vaccine trials, the Specifid vaccine, and the anti-CD20 antibodies.

Products and Services

Our suite of secure, web-based products all are built on proprietary, patent-pending technologies that allows users, including consumers, affinity groups, membership organizations, small businesses, physicians and health care professionals to easily store and organize information.

Our consumer product, "MyMedicalRecords", is an easy-to-use, secure web-based Personal Health Record system, or PHR, which allows documents, images and voice mail messages to be transmitted in and out of our system using a variety of methods, including fax, voice and file upload. Our platform converts documents it receives by fax into Adobe's Portable Digital Format, or PDF, file. These files, as well as voice files and any other uploaded files are stored in the consumer's personal account, which is secured by a unique user ID and password combination. A notification is sent to up to three user e-mail addresses (including to e-mail enabled cell and smartphones) whenever a new record is received. Users can then access their files via the Internet and take advantage of an intuitive, customized filing system that allows them to categorize, annotate and file their records for easy access, organization and retrieval. Users can then print, download, e-mail or fax their records from their account, giving our customers greater control over their own personal health records and other information, which they can share with health care providers and others as they move through the continuum of care. We are currently selling our MyMedicalRecords PHR product primarily through corporations as an employee benefit and to affinity groups as a "value-added" service for their members or clients, as well as directly to retail customers. When sold to employers and/or affinity groups the Company counts members as individuals who have paid access to the MMR system through their employers benefit program or as a member benefit from a respective affinity group. The Company counts users as the individuals in that member group that activate and commence usage of their individual PHR account. We plan to sell through additional sales channels including insurance and financial industries in the future. In addition, the MyMedicalRecords PHR is an important component of the MMRPro system which we are selling to doctors offices and other healthcare professionals (See section on "MMRPro").

Our "MyESafeDepositBox" service is geared towards small businesses, the financial services, insurance and legal service industries. MyESafeDepositBox is based on the same technology and architecture as our MyMedicalRecords PHR product. However, rather than focusing on storing medical records, MyESafeDepositBox is designed to provide secure on-line storage for medical records and vital financial, legal and insurance documents including wills and advanced directives. MyESafeDepositBox.com may be used as a virtual on-line "safe" and could serve as an essential part of any household's or business's disaster preparedness plan.

In September 2009, we introduced our MMRPro product which provides physician offices with a powerful and cost-effective solution to the costly and time-consuming problem of digitizing paper-based medical records, as well as providing doctors the ability to access to those records through a private portal at MyMedicalRecordsMD.com. MMRPro also features an integrated e-Prescribe automated drug order entry system. It also automatically deploys records that patients can view through a free patient portal, MMRPatientView.com. MMRPro also includes a "stimulus program" that allows doctors to earn administrative reimbursements when their patients upgrade from the free MMRPatientView.com portal to a full-featured, paid MyMedicalRecords PHR.

We recognize the critical nature of managing an individuals' health information requires that our products and advances be implemented with the utmost care to protect the privacy and confidentiality of our customers' data. The Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, requires covered entities to protect the privacy and confidentiality of protected health information, or PHI, of their patients and customers. Although we are not a covered entity (as that term is defined in HIPAA), we consider it important to take into account the Privacy and Security Standards and other requirements of HIPAA when implementing our products and services and believe that we meet and/or exceed current HIPAA standards.

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as an entity that performs a function, activity, or service on behalf of a covered entity and that requires use or access the PHIs of the covered entities, and vendors of Personal Health Records that use or access PHIs, must also comply with the Privacy and Security Standards of HIPAA. One of the key obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's PHI.

While we only rarely function as a business associate to a covered entity, we continue to meet and/or exceed the current HIPAA standards. Further, as a vendor of PHRs, we are implementing policies and procedures and reviewing our relationships with all necessary parties to ensure our compliance with HITECH and its associated regulations.

We plan to continue to take advantage of the burgeoning consumer health information market and leverage recent federal legislation, including the HITECH Act. We believe that the health care reform legislation recently passed by Congress and signed by the President into law represents a significant behavioral shift in how consumers manage their health care because of the requirement that everyone have insurance. We believe this new law represents a "tipping point" in health care that benefits MMRIS because we provide easy-to-use, secure products that offer tools to help people better manage their health information. Health care reform also has significant implications for doctors and we expect that as more doctors look for cost-efficient ways to digitize their patient records, MMRPro will gain continued awareness and acceptance among the medical provider community. We also believe that as medical costs and insurance costs increase, and benefits decrease, healthcare consumers will require greater control over their personal (and their family's) health and health information. The Company recorded significant percentage growth in site traffic during 2009; this is likely attributable to the increased interest in Personal Health Records and, given the far-reaching effects of health care reform, the Company expects visitor growth to increase throughout 2010.

Our MyMedicalRecords PHR product is designed to enable consumers to store their important medical records and data in one central and secure place where they can manage those records and control how they are accessed and shared. While every healthcare consumer in the U.S., as well as other countries that are focused on health information technologies, are potential users of our MyMedicalRecords PHR product, we believe that the product has most appeal to these particular market niches:

  the chronically ill and their families who share information among many doctors; this "co-morbid population" represents a disproportionate share of U.S. health care costs;
  individuals with Health Savings Accounts who need to carefully manage their eligible expenses over the course of a year;
  consumers with "senior" parents who, in their role as caregivers, want to be sure they have current medical information readily available to react quickly in case of parental illness;
  consumers with newborns who will be able to build a complete medical file for the newborn, which can last the newborn's entire life;
  employees who are forced to change doctors and other providers when their employer changes health insurance and who therefore need to manage the transfer to medical information to their new providers;
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
  to insurance companies who are looking for a valuable benefit to provide risk and accident policyholders both in the United States and abroad;
  through affinity groups (such as alumni organizations and other membership organizations) and discount health benefit membership groups to their members; and
  direct to consumers as a retail subscription product.

Our MMRPro product is an integrated, end-to-end service that gives doctors, particularly solo and small group practitioners, an easy and inexpensive way to scan and digitize patient medical files, manage those files through a virtual patient chart and give patients up-to-date access to those records. MMRPro is being marketed to:

  Doctors, particularly small group and solo practitioners who still do not have any way to digitize the paper in their offices and who do not want to invest the hundreds of thousands of dollars necessary to implement an Electronic Medical Record, or EMR, system;
  Community hospitals and other clinics which do not have the funds or technology resources to invest in an EMR system;
  EMR vendors who are looking for a way to bring Adobe's PDF images into their systems without having to build their own import modules

The Company is an Independent Software Vendor of Kodak, which manufactures the scanner used in the MMRPro system. As a result, MMR can take advantage of and utilize the resources of a national Kodak reseller and distribution channel to sell this product into doctor offices nationwide.

Our Products

MyMedicalRecords - An On-line Personal Health Record (PHR)

Our MyMedicalRecords PHR product, principally accessible at www.mymedicalrecords.com, delivers an easy-to-use, web-based medical records and health information storage, retrieval and management system for consumers. Our MyMedicalRecords PHR product allows for paper-based medical records such as lab reports, radiology reports, MRI reports and progress notes to be transmitted via fax to a secure mailbox that is created when a user enrolls in the service. Our MyMedicalRecords PHR product is designed to allow a user to fax his or her health records or other vital documents into a personal MyMedicalRecords PHR account via a dedicated telephone number, which we refer to as the user's "Lifeline." This inique telephone number is assigned to the user upon enrollment. A user can also upload digital files, such as x-rays, scans or other medical images, as well as other vital documents into his or her account directly from a personal computer through any Internet browser. In addition, the MyMedicalRecords PHR accepts voice messages. Our MyMedicalRecords PHR product allows users to store and segregate information for up to ten family members in a single account.

Healthcare providers can transmit documents to a patient's MyMedicalRecords PHR mailbox without making any changes to existing patient or practice management software and takes advantage of the one piece of equipment found in virtually every doctor's office - a fax machine.

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

How it Works

Most providers, regardless of size, have a fax machine in the office. We have based our service on the efficient and effective conversion of faxed documents into PDF files, and the subsequent annotation and filing of these faxes using a simple, intuitive, on-line document management system.

  Upon enrollment, we send every user a Welcome Kit containing a set of stickers to be placed on their medical files at doctors' offices, as well as a sticker for the back of a driver license, both containing emergency access information.
  The user gives their doctor(s) a sticker to be applied on the face of their medical file. The sticker (see below) contains a standing instruction to the doctor's office to fax to the user's personal Lifeline number any documents being placed in the medical file.

  When our MyMedicalRecords PHR system receives a document by fax transmission, it converts it into a PDF file and, using secure File Transfer Protocol transmission, or FTP, deposits it in the user's account on a secure server.

  When a faxed record or voice mail is received via the user's personal Lifeline number, our MyMedicalRecords PHR system sends a notification message to up to three e-mail addresses (including to e-mail enabled cell phones) provided by the user to inform the user that a new document or voice message has arrived in his or her account.

  The user then accesses the web site, www.mymedicalrecords.com, from any Internet-connected computer, and logs in using their unique ID (Lifeline number or a User ID that they create) and password. Users are able to view their faxed records using Adobe's PDF software, which can be downloaded from the Internet free of charge.

  Our MyMedicalRecords PHR product allows users to store, organize and sort records by doctor, date, type of medical record, and, in the event multiple family members have enrolled in the service, by family member. Users also can annotate their filed records with free-form notes and then use a search feature to find any record containing a specific word or phrase. We believe this capability to easily index, file, sort and retrieve medical records adds to the usability of our MyMedicalRecords PHR product.

  The user can also upload images, such as x-rays or EKG results directly into his or her MyMedicalRecords PHR account and can view these images using an Internet browser or other graphics software. Health information stored in the user's MyMedicalRecords PHR account can also be printed, downloaded and e-mailed from the user's e-mail so the user can easily take it to any provider who may be involved in the treatment of his or her medical condition.

  Users also have the ability to fax records out of their MyMedicalRecords PHR account using an integrated Internet fax service. This feature gives users the ability to easily share information with multiple providers with the privacy of web-based faxing that doesn't require them to print out documents and then place them in a physical fax machine. This feature also transforms the PHR into an integrated fax messaging service, which the Company believes provides a significant competitive advantage over other PHRs.

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

For special key account programs, such as healthcare providers that would like to make the service available to patients, corporations who want to offer the service as a benefit to employees, or affinity groups and other organizations who want to offer the service to their members, we provide different access-based pricing plans. The pricing plans vary based on the number of people in the organization and the expected use of the product across the organization's members.

Additional Product Features

Our MyMedicalRecords PHR product offers users multiple ways to enter their personal medical information, including by fax, voice or digital file upload. We believe this capability makes our MyMedicalRecords PHR product easier to use than other products in the marketplace and makes our product's information storage features more accessible to potential customers. In addition to the core document conversion, storage and retrieval capabilities, our MyMedicalRecords PHR product provides a layer of useful, value-added interactive tools to help users better manage their personal and/or their families' medical records. These tools include:

  Ability to Attach Received Faxes to e-mail Notifications. Users can elect to have records attached to the notification e-mail they receive when a new medical record is received into their account. This capability is intended to save users the extra step of logging into their account to view new records, which we believe creates a higher level of convenience and usability.
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
  Prescription History and Refill Reminder Feature. Users are able to enter their prescriptions, pharmacies and refill dates into their MyMedicalRecords PHR accounts. The system generates reminders about refills, which are visible to users when they log into their accounts and are sent to their e-mail addresses (or e-mail enabled cell phone).
  Drug Information and Interaction Database. Users can check for potential interactions across multiple prescriptions and over the counter drugs with this comprehensive database, licensed from Multum. When each user adds a new drug to their MMR PHR prescription history, they can quickly determine if that medication has any kind of negative interaction with other prescriptions they take. This tool is especially vital because drug interactions kill as many as 100,000 Americans each year and consumers who see multiple providers are especially at risk.
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
  Secondary Passwords on Selected File Folders. Users can assign a second password to four of the file folders in their MyMedicalRecords PHR account. This feature creates an additional layer of security for personal vital or medical documents that a MyMedicalRecords PHR user does not want a doctor to have access to in the event that the user has given the doctor access to the account, or if the user does not want other family members to be able to see selected information.
  Emergency Log-In For Physicians and Other Emergency Response Personnel. Users can create a special password, discretely associated with each family member, which doctors and other emergency response personnel can use to gain access to the particular family member's medical records in the event of a medical emergency. This password grants access to an account but does not allow any additions, changes or deletions to be made to the account. In addition, users can decide which records a doctor will be able to see in an emergency situation. Users can write this password on an emergency sticker they receive when they enroll in our MyMedicalRecords PHR service, which can be affixed to a driver's license or personal ID. Users can even include a photograph in their emergency profile.
  Health Information Library. Users have access to an interactive audio and visual encyclopedia, licensed from a third-party, of over 2,000 health information topics presented in both English and Spanish.

Other Applications for Our MyMedicalRecords PHR Product Technologies

We believe our MyMedicalRecords PHR product technology presents potential market opportunities beyond its core "personal health records" storage and management purpose. In the wake of recent hurricanes, fires and other disasters, a great deal of emphasis has been placed on families having a secure place to store their records and vital documents where they cannot be lost or damaged. Our MyMedicalRecords PHR product addresses this need because it allows for the fax transmission, upload and storage of insurance, financial and other personal documents, as well as a place to store digital files such as photographs. We believe this recent emphasis provides us with an opportunity to expand our core market and use our MyMedicalRecords PHR product technology to create the essential "safe deposit" box for all important documents and records of a family or small business. The

MyESafeDeositBox virtual storage product extends the MyMedicalRecords technology into these additional markets.

MyESafeDepositBox - An On-line Secure Document Storage System

Our MyESafeDepositBox product is designed to meet the needs of companies and individuals who are looking for a simple, efficient and economical way to securely store important legal, insurance and financial documents that they cannot afford to lose in a natural disaster such as an earthquake, hurricane, flood or fire. We believe our MyESafeDepositBox product may also serve as a valuable tool for younger consumers who would not otherwise utilize a Personal Health Record storage system, but are looking for a secure way to organize their personal information to take better control over their financial affairs. Pricing for MyESafeDepositBox is similar to the MyMedicalRecords Personal Health Records. It is sold to consumers on a direct subscription basis for $9.95 per month or $99.95 annually, and is made available to corporations and membership groups on an access-fee basis.

Approximately 63% of our revenue over the last two years was generated by our MyMedicalRecords PHR and MyESafeDepositBox products.

MyMedicalRecords Pro - An Integrated Scanning and Web-Based Document Management Solution for Medical Providers

MMRPro was launched in late 2009. The product provides physician practices, particularly smaller practices that are still largely or entirely paper based and resistant to making the significant investment required to convert to an Electronic Medical Records, or EMR system, a powerful, integrated solution that enables them to scan, digitize, store, manage, retrieve and share records with patients through a managed "Software As Service" web application created and managed by the Company.

A typical EMR implementation costs well in excess of $100,000 and can take several weeks or months to integrate into a doctor's practice. Worse, during this implementation, a doctor's office is asked to significantly reduce their patient load by as much as 50% which means that the practice loses one-half of its revenue. In a health care economy where patient load is critical to a doctor's financial success, this can be very problematic. MMRPro is sold on a three-year license, which includes all hardware, software and system management; a typical four doctor practice would pay $600 per month or $21,600 over the life of the license.

How It Works

At the core of the MMRPro system is a Kodak Scan Station 520 duplex scanner, configured with a special version of Kodak's Capture Pro document imaging software. This state-of-the art scanner when integrated with the document imaging software is only available as part of the MMRPro system and is not sold as a stand-alone product.

When MMRPro is installed at a doctor practice, office staff creates a unique bar code sheet for each patient. The bar code cover sheet is placed in the patient's chart prior to the patient coming into the office. Each tab in the patient chart also is assigned a unique bar code so that the patient chart can be replicated online; these bar codes can be printed out using standard Avery labels. The labels can then be placed on patient medical records. At the end of an appointment, any paper medical records for the patients, such as progress notes, lab reports, radiology reports and previous medical history that have been reviewed and approved by the doctor, are scanned using the Scan Station 520 and then sorted, according to bar codes, into the correct tabs of a virtual patient chart that has been re-created online where they are securely stored. Doctors can annotate these scanned records with free-form text notes and search those notes later on making it easy to retrieve specific records.

Once documents have been scanned, doctors or their staff can access them from any Internet-connected computer through the MyMedicalRecordsMD doctor portal. In addition, when records are scanned the MMRPro system instantly deploys a copy of the record that the patient can view through a free patient portal, MMRPatientView.com. The Company believes that the ability to instantly share records with patients gives doctors the ability to more efficiently manage and operate their practices because they and their staff are not continually being asked to retrieve patient records. MMRPro also allows for secure messaging between doctor's office and patients, as well as provides both inbound and outbound Internet fax capability, making it easier for a practice to share information with other health providers.

No revenue over the last two years has been generated by our MMRPro product.

Additional MMRPro Features

  Integrated e-Prescribe Module. MMRPro also includes an integrated e-Prescribe module that gives doctors the ability to do automated prescription ordering and refills. The e-Prescribe software gives doctors a choice of all formulations for a given medication, as well as available generic alternatives and shows what patient benefit coverage will be for the prescription. Any special instructions for the patient can also be entered into the module so they are automatically printed on the prescription label. The prescription order can be faxed or automatically transmitted to the pharmacy. In addition, the e-Prescribe module also makes it possible for doctors to keep a drug history on all their patients, as well as check for any interactions and allergies in real-time.
  Integrated Fax Messaging. MMRPro supports both inbound and outbound Internet fax. While fax continues to be the primary way doctors send and receive information such as lab reports, doctors are increasingly concerned about the privacy issues associated with a fax machine in an open area. MMRPro solves the problem by allowing faxes to be initiated from or delivered directly to admin or doctor computer desktops through its integrated fax messaging. Faxes, which are viewable as PDFs, can be assigned to different doctors in the practice and then filed as part of the patient record. Each practice receives one main fax number for the office, and then individual numbers can be assigned to each doctor in the practice.
  Voice messaging. MMRPro also accepts voice messages into its system so doctor can hear voice messages from labs or other providers and then make those part of the patient record.
  Practice-specific branding and content. MMRPro allows providers to create custom content for their practices that patients see when they access records through the MMR Patient View portal. For example, a practice could use this feature to include a message to remind patients to get flu shots or give a wellness tip.
  Secure messaging. With MMRPro, doctors, office staff and patients can exchange messages securely from within the application. Messaging makes it possible for patient questions to be answered, or appointments scheduled, without having to make phone calls.
  Automated Patient Reminder System. MMRPro features a patient calendaring system that automatically can send emails or even make telephone calls reminding patients of upcoming appointments. Freeing office staff from these tasks can greatly improve office efficiency.

The MMRPro "Stimulus Program"

In addition to its product functionality, MMRPro includes a "Stimulus Program" that creates cost-savings and revenue opportunity for its users; in fact, the Company believes its Stimulus Program can generate at least as much money for a doctor practice over a 3 year term as the $44,000 that is possible through the HITECH Act over a five year period.

The Company believes that MMRPro can ultimately eliminate the need for doctor office staff to go into patient charts to retrieve their records. The Company estimates that this can cost a doctor office as much as $50 per occurrence, when you take into account all of the labor and copying costs associated with retrieving a patient record. If MMRPro makes it possible for a doctor office to eliminate having to manually retrieve just one record per day, it would translate to a savings of more than $10,000 in a single year.

What's more, the e-Prescribe module entitles doctors who write prescriptions for Medicaid patients to receive an automatic 2% incentive for using automated order entry and eliminating paper.

In addition, doctors earn administrative reimbursements when their patients upgrade from the free MMRPatientView portal to a full-featured, paid MyMedicalRecords Personal Health Record. The Company shares 30% of the subscription revenue from those upgrades with doctors on a monthly basis and believes that patient acceptance for the MyMedicalRecords PHR will be driven by the benefit of being able to store and manage medical records from all doctors for up to 10 family members, not just the one doctor and one family member capability of the free MMR Patient View Portal.

The Market for Our Products

Demand for our medical records products is driven primarily by the U.S. healthcare market and the health information management market. However we are seeing increasing demand internationally as evidenced by the company's recent agreements in China and other agreements to offer personal health record services worldwide. We believe demand for our MyESafeDepositBox product will be driven by consumers and small businesses with international focus based on tools that help in disaster preparedness.

U.S. Healthcare Market

On March 23, 2010, President Obama signed into law a major overhaul of the United States health care and health insurance industries. As part of this overhaul, we anticipate that there will be an increased demand for the cost savings inherent in the use of electronic medical records, particularly the benefits to patients by having a personal health record. Also in February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009, or the ARRA, representing the largest government-driven investment in electronic healthcare technologies. Within ARRA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisioned more than $19 billion in incentives to healthcare organizations that modernize their medical records systems through the widespread use of health information technology, or HIT. Throughout the process of healthcare reform, the challenge to rein in healthcare expenses will continue to be the nation's long-term fiscal challenge and this creates opportunities for HIT solutions that are shown to create greater efficiencies in care, safety and costs.

For example, despite the economic downturn, U.S. healthcare spending reached an estimated $2.5 trillion in 2009, an increase of 5.7 percent since 2008. The health share of the nation's gross domestic product, or GDP, reached 17.3 percent, a growth rate in 2009 of 1.1 percent, representing the largest one-year increase in GDP share since 1960. Expenditures in physician and clinical services reached $527.6 billion in 2009 and are expected to grow 6.1 percent to $637 billion by 2017. By 2019, national health spending is projected to nearly double, reaching $4.5 trillion and consuming 19.3 percent of the GDP. (Office of the Actuary, Centers for Medicare and Medicaid Services cited in Health Affairs, published 2/4/2010)

Thus, demand for solutions that help curb the spiraling costs of healthcare spending is expected to accelerate. In 2007, healthcare technology already represented 54 percent of all deals in the healthcare industry totaling $172.9 billion. More recently, a January 2009 study released by Kalorama Information, a leading provider of market research in medical and healthcare markets, projected the EMR market alone will grow 14.1 percent each year through 2012 with consumer demand for access to their personal health information, or PHI, forcing greater use of EMR technology. The researchers estimated that total implementation costs for the EMR rollouts are expected to be between $68 million to $255 billion. (Kalorama Information as cited in FierceHealthIT, 1/5/2009)

We believe the forces between the need to control healthcare spending and HIT mandates to help achieve this create positive market forces for the Company's MMRPro and MyMedicalRecords PHR solutions. Even with the uncertainties healthcare providers face in their day-to-day practice, we anticipate they will focus on spending strategic dollars on health IT as ROI. Moreover, given that 70 percent of small physician practices with four doctors or less still rely on paper-based systems to manage patient charts - and over 50 percent of physician practices in the U.S. consist of one to three doctors - there is tremendous opportunity for niche market share. We believe that MMR's strategic partnership with Kodak to distribute MMRPro as an end-to-end solution throughout Kodak's sales channels further positions the Company to penetrate small-to mid-size physician practices with a cost-effective entry-level EMR system that offers an e-Prescribe module and an integrated patient portal providing patients with timely access to their personal health information, both of which are meaningful use requirements to qualify for stimulus funds. Further value propositions for MMRPro in today's constantly evolving healthcare market is its SaaS platform that can work with any EMR system, its cost effectiveness and ease-of-use in light of the fact that doctors remain concerned about the cost of installing expensive, complex systems that interfere with office workflow, and the Company's response to ensure privacy protections for patients covered under HIPAA's Privacy and Security Rules within HITECH.

Additionally, one of the key challenges to cost containment in the healthcare system is treating those with chronic conditions. About 10 percent of the population accounts for 63 percent of spending on health services, and 21 percent of health spending is for only 1% of the population. (Department of Health and Human Services, AHRQ [MEPS] 2006). What is needed is a Personal Health Record that can be the main source of information between the primary care physician, specialists and the other health entities involved in the individual's care. With coordinated access to a patient's health information, there is continuity of care that can lead to cost reductions by eliminating unnecessary repeat tests and avoiding preventable medical injuries. According to the much cited Rand Corporation study published in 2005, in addition to the estimated $346 billion that could be saved annually through the use of health IT, the study projected that $82 billion to $100 billion in savings could be realized in coordination across the continuum of care. We believe the MyMedicalRecords PHR - Internet-based for 24/7 access, personally-controlled, portable, affordable and easy-to-use - fulfills what surveys reveal consumers are most looking for in a PHR, which is privacy, access to information online, the ability to track immunizations and monitor lab reports, communicate with doctors, and correct mistakes in their records.

Given healthcare's prominence in the national debate and the role of Health IT in cost containment, America's changing demographics and the first wave of baby boomers about to enter Medicare, and the PHR requirement for meaningful use of an EHR, we believe providing a Personal Health Record to consumers will be a growing force in the healthcare system. On March 23, 2010, the President signed into law a major overhaul of the United States health care and health insurance industries. As part of this overhaul, we anticipate that there will be an increased demand for the cost savings inherent in the use of electronic medical records. We believe that we are effectively positioned to quickly take a role in meeting this demand. Furthermore, we expect that the specific use of electronic medical records will continue to be supported by additional Federal legislation and by private healthcare reform where the addition of tens of millions of covered Americans will require cost-effective health IT solutions to fiscally manage safer, coordinated healthcare.

Driver for MyESafeDepositBox Market

The primary market driver for our MyESafeDepositBox product is the need for individuals and businesses to be able to easily, efficiently and securely maintain backup copies of paper-based financial, insurance, legal and other vital business and personal documents.

Even though the market for external data storage got off to a slower start in 2009 because of the economy, it ended on a strong note according to International Data Corporation's, or IDC's, Worldwide Disk Storage Systems' market report for the fourth quarter of 2009.  The IDC's Quarterly Tracker published on March 5, 2010 reported that worldwide disk storage capacity grew 33% in the fourth quarter of 2009 and disk storage revenue for the quarter was up 0.2% from the same period a year earlier, to $7.3 billion. At the same time, In-Stat reported on March 9, 2010 that with home networking adoption passing 50% of households in North America and 13% worldwide, the consumer network storage market is seeing continued growth and is expected to grow at a compound annual growth rate of nearly 40% between 2009 and 2014.

Both companies and individuals are continuing to seek solutions that will allow them to safely backup - and quickly restore - any lost data. We believe that our MyESafeDepositBox product meets the need of a sub-set of this vast data storage market, and we intend to target individuals and businesses that want to find a secure, Web-based solution for storing their most critical personal, financial, legal and insurance records, rather than those looking to back up the entire contents of their computer hard drive or corporate network.

In addition, the need for individuals to augment their personal plans for disaster preparedness is reflected in a Red Cross poll that showed seven of 10 respondents were only somewhat prepared for a disaster, with 59% to 73% having no specific evacuation plan.  For businesses, the need to implement a disaster recovery plan can be the key to their survival.  In the publication, "The Definitive Handbook for Business Management," cited by Hewlett-Packard, it states that between 60% and 90% of companies that don't have a disaster plan find themselves out of business within 24 months of experiencing a major disaster. As natural and man-made disasters continue to grow - from hurricanes, earthquakes, and floods to computer viruses and even terrorist attacks - a common denominator for recovery is access to information and documentation, and we believe our MyESafeDepositBox product meets this need by offering users a safe and easy way to store and access all of their important documents and vital records online.

Drivers for MMRPro Market

Doctors are under increasing pressure to make their offices "digital" as mandated by the Federal Government in order to qualify for the $44,000 in stimulus funds under the HITECH Act. Stimulus Funds from the HITECH Act are paid out over a five year period; for example, a doctor who qualifies for funds in 2010 will receive payments beginning in 2011 through 2015. Despite this, most doctors still are resistant to using Electronic Medical Record systems. In fact, a survey conducted by the New England Journal of Medicine in 2008 showed that A national survey of 2,758 physicians in 2008 found that fewer than one in five doctors have adopted electronic medical record systems in their office practices, with only 4% of doctor practices using full EMR systems and 83% using no EMR system at all. Similarly, a 2009 article in the on-line version of the Harvard Business Review showed that nearly 90% of doctor in practices with four doctors or less do not have Electronic Medical Record Systems. Part of the reason for this low adaptation rate is cost. A reported released by the Congressional Budget Office (CBO) in 2008 cites studies that place the cost of an Electronic Medical Records system at about $25,000 to $45,000 per physician. Annual cost estimates for operating and maintaining the system, which include software licensing fees, technical support, and updating and replacing used equipment, range between about 12 percent and 20 percent of initial costs, or $3,000 to $9,000 per physician per year. So a three-doctor practice may spend as much as $162,000 in the first year to install and maintain a system. This doesn't include the "hidden" costs of lost revenue from having to reduce patient load and also delays in billing while a new system is being implemented.

In addition, the "Meaningful Use" standards that the government plans to use to determine if a doctor practice will receive those stimulus funds are potentially very onerous to doctors, asking them to provide detailed information on patients that includes factors like demographics, body mass index, growth charts and other specific data points.

As a result, the Company sees a significant niche opportunity to provide an efficient, cost-effective system that helps doctors take the required first step to any form of digital office - scanning and digitizing patient records. The Company believes that the simplicity and elegance of MMRPro makes it attractive to the many thousands of medical offices, community hospitals and other health care providers who are still paper-bound and searching for a way to start their digital conversion.

Customers

To date, we have signed contracts and agreements for both our MyMedicalRecords PHR product and our MyESafeDepositBox product in the healthcare, corporate employee benefits and affinity and membership group markets. We have also sold these products directly to retail consumers.

In the healthcare market, we have provided the patients of participating hospitals with the use of our MyMedicalRecords PHR product free of charge when they are discharged from inpatient facilities. We also offer a private label of our MyMedicalRecords PHR product for Medic-Alert, which offers it as an enhancement to their existing PHR service and we are continuing to expand that relationship. We also have corporate clients who provide our MyMedicalRecords PHR product to their employees as a free benefit, and affinity group and membership clients who bundle the product as a "value added" service to their constituents. We receive compensation under these agreements either on a per enrolled account basis or on an access basis in which we are paid based on the number of persons who are eligible to sign up for our service, regardless of the number that actually enrolls. We are also an integrated service provider on the Google Health Network, which allows users to synchronize information between their Google Health account and their MyMedicalRecords PHR account.

In the affinity and membership group area, we have seen double digit growth in the number of users who have access to the MyMedicalRecords Personal Health Record; the Company expects that this trend will continue into the future as these groups create new programs that bundle the MyMedicalRecords PHR and MyESafeDeposit virtual storage vault.

During 2009, our four largest customers (MMR Australia at $171,500, Alexian at $153,916, Medialert at $70,620 and Coverdell at $69,341) accounted for approximately 75% of our total revenue.

Sales & Marketing Strategies

MyMedicalRecords PHR

Our marketing strategy for our MyMedicalRecords PHR product calls for continued focus on four main sales channels:

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
  Affinity Groups and Membership Organizations. Our MyMedicalRecords PHR product can be bundled with other health or travel-related services. For example, a travel accident insurance company can include our MyMedicalRecords PHR product in its suite of emergency medical and repatriation services for travelers going abroad. We believe giving users the ability to access their medical records in an emergency situation overseas may add considerable value to an insurance company's travel insurance policies. Additionally, an affinity group, such as an alumni association, may offer our MyMedicalRecords PHR product as a recruitment or renewal tool. We plan on continuing to utilize outside sales representatives who specialize in selling services to these market segments.
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
  Direct to Consumer Marketing. We intend to continue to focus on marketing our MyMedicalRecords PHR product directly to consumers via both on-line and off-line advertising vehicles. To fully monetize our agreement with eMail Frequency LLC, which was announced in September 2009, we are in the process of testing different email creative, both text and HTML, as well as different landing pages to determine the best formula for growing our subscriber base. Our MyMedicalRecords PHR product is currently available to individuals on a monthly or annual subscription basis.

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

MyMedicalRecords Pro

The Company is an Independent Software Vendor for Eastman Kodak, which manufactures the scanner used in the MMRPro system. As a result, MMR can take advantage of and utilize the resources of the national Kodak reseller and distribution channel to sell this product into doctor offices nationwide. MMR already has attended the annual Kodak Executive Summit, which was held in San Antonio this past February, where we had the opportunity to introduce the product to a number of Kodak resellers who expressed great enthusiasm for using the MMRPro solution as a way for them to penetrate the rapidly growing document imaging healthcare vertical. In addition, the Company shared its booth at this past April's Health Information Management Systems Society (HIMSS) show in Atlanta with Kodak personnel, providing further opportunity to create enthusiasm for MMRPro within the Kodak sales channel. Beyond selling the product, the Kodak channel also provides the Company with a national sales installation integration and support network, including help desk and technical support capabilities.

The Company is currently conducting sales training for resellers either in-person or via webinars in order to ensure they have the necessary tools to sufficiently take the MMRPro service into the healthcare vertical.

The Company also plans to use a direct sales force to sell the MMRPro service and has increased its internal sales staff to support the MMRPro rollout. In addition to selling to healthcare providers, the Company believes there is an opportunity to sell the product to current EMR providers who are looking to piggyback on MMRPro because it offers a way for them to import PDF images into their system.

Clinical Research Sales Strategy

Through the Company's strategic relationship with GRS Global, a full-service clinical trials management organization, the Company is designing customized personal and electronic health record products designed to follow patients through clinical trials. The Company believes that such a product offering can reduce the cost of managing clinical trial results and generate long term users of the Company's product. The Company will target biotech companies and pharmaceutical manufactures to purchase this product to obtain better monitoring of patient results and patient involvement.

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

International Licensing

We exploit our intellectual property, technology and our MyMedicalRecords brand internationally. In November 2009, the Company announced its intention to enter into a definitive agreement with Unis-Tonghe Technology (Zhengzhou) Co., Ltd., or UNIS, to form a joint venture to build a customized version of MMR's proprietary PHR services (www.mymedicalrecords.com) and professional document imaging and management solutions in China.

UNIS is a subsidiary of Unisplendour Corporation Limited (SHE: 00938) (www.unis.cn), one of China's leading IT firms. MMR's technology will support a UNIS medical records development project for sale to China's public and private hospitals. China has an initiative to create health information systems to electronically acquire, store and transport individual health records.

Our senior management and technology executives met with counterparts from UNIS-Tonge and Nihilent, MMR's technology partner in India, together for a collaborative session on requirements to integrate the MyMedicalRecords Personal Health Record and MMRPro system (www.mymedicalrecordsmd.com) into a health IT platform that could be deployed throughout China's healthcare market.

In February 2006, the Company entered into a letter agreement with MyMedicalRecords Australia ("MMR AU") granting it a 10 year exclusive right to market and sell the Company's products and services in Australia and New Zealand. This letter agreement was subsequently formalized in the form of a ten year license agreement in October 2007. The Company terminated the license agreement on September 30, 2009.

Principal Suppliers and Supply Contracts

We currently contract with various third-party telecommunications, data center and information technology service providers and developers to develop and maintain our products.

We have a contract with an outside vendor to host one of our product websites and provide fax and voice messaging services and the toll-free numbers used by the Company's customers to access their accounts. We pay our outside vendor a monthly website hosting fee and additional usage fees for fax, voice messaging and toll-free number services. Our contract was effective until September 2009, but automatically renewed, and shall continue to renew, for successive one year periods under its current terms and conditions, unless terminated by either party by written notice no less than 90 days before expiration of the term.

We contract with an outside vendor to house, manage and maintain the production servers that host our MyMedicalRecords PHR and MyESafeDepositBox web applications and store user related data. We pay a monthly fee for the management and technical support services required to maintain and operate its servers, which are housed in two separate data centers. Our agreement with this vendor is effective until terminated by either party upon fifteen days prior written notice.

We contract with a third-party for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. Under our development contract, we own exclusive intellectual property rights over all software applications developed pursuant to the contract. We pay our developer a per project fee for the development services provided and a monthly fee for support and maintenance services. Our agreement with this developer was effective until June 31, 2009 at which time we extended the term of the agreement for another six months, and can automatically continue to extend the term of the agreement for additional six month terms.

On September 16, 2009, we entered into a Licensing and Sales Commission Agreement, or the Licensing Agreement with E-Mail Frequency, LLC, which we refer to as the Licensor, and David T. Loftus, which we refer to as the Consultant. The License Agreement was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009. Pursuant to the Licensing Agreement, we agreed to exclusively license from the Licensor the usage of the Licensor's direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data, or the Database. In addition, we engaged the services of the Consultant to assist in the use of the Database. Under the terms of the Licensing Agreement, we paid a $250,000 one-time consulting fee to the Consultant in the form of 2,777,778 shares of restricted common stock, which we refer to as the Consulting Fee. In addition to the Consulting Fee, we will pay the Licensor a percentage of actual revenue received by us from successful sales made pursuant to use of the Database. The Licensing Agreement has a five-year term, but may be terminated by us after the Licensing Agreement has been in effect for one year after the effective date of the Licensing Agreement. Upon such termination, we will be obligated to pay the Licensor its fees owed under the Licensing Agreement for the remainder of the term in addition to eight times the total fees paid to the Licensor over the last three months of use of the Licensing Agreement.

In the event that we are unable to continue to obtain supply, development or maintenance services from any of our suppliers or developers, we believe that we would be able to choose among several other suppliers, developers, or maintenance services to continue the development of our products. In selecting our current supply, development and maintenance vendors with which we have agreements, we received competitive bids from other vendors who would have been able to provide equivalent services. Thus, we believe that the marketplace for such services is broad enough that we would be able to reach commercially reasonable terms for the continued development of our products within the termination periods provided in each agreement.

Disaster Recovery Plan

We have a disaster recovery plan in place that is designed to ensure the safekeeping of records stored in a user's MyMedicalRecords PHR, MyESafeDepositBox, MyMedicalRecordsMD and MMRPatientView accounts, while maintaining continuity of our services should our main server site be affected by a natural or man-made disaster. We have a standby disaster recovery site over 100 miles away from the facility housing our main production servers. We backup the database holding our customers' records to servers housed in this "hot" standby disaster recovery site so that both systems contain identical information on a near-real-time basis. In addition, our main production site has redundancy measures built-in at all levels of the infrastructure and is designed to facilitate maximum availability of our product websites.

Competition

MyMedicalRecords PHR

Our MyMedicalRecords PHR product competes with a number of products and service providers in the consumer health information management marketplace today such as HealthVault, iHealthRecord.org, Google Health, WebMD, and others. In addition, we compete with Internet-portals offered by insurance companies, hospitals and HMOs for their policyholders and patients.

Each of our competitors offers varying PHR products and services for on-line storage and access to medical records at varying price points; however, we believe our MyMedicalRecords PHR product offers unique features that distinguish it from those of our competitors. In particular, we believe our MyMedicalRecords PHR product offers greater ease of use and accuracy than our competitors' products because copies of the actual medical records, such as laboratory test results and radiology reports can be faxed or uploaded directly into the user's MyMedicalRecords PHR account, rather than requiring users to input the data themselves, which may result in transcription errors. Our MyMedicalRecords PHR is designed to allow a user to send a medical record into their MyMedicalRecords PHR account from any fax machine, anywhere in the world and also to store and manage those records in a personalized filing system with 16 file folders.

Competitors, including Health Vault and WebMD, offer limited document management capability for personal health records; they have to be scanned and uploaded by the user and they do not allow users to manage stored information with the same sophistication as the MMR PHR. In addition, these services do not offer integrated outbound fax directly from the user account, which means that users of competitive products have to print out and manually handle paper in order share information with other providers along the continuum of care.

In addition, while hospital patient, HMO patient and insurance policyholder Internet-portals allow users to see certain information regarding test results, prescriptions or claims data, and may even give patients the ability to set appointments and communicate with doctors, these portals only allow users to view data from that specific provider, and if a user changes his or her healthcare provider or insurance carrier, the information may not be available in the future. Our MyMedicalRecords PHR product is designed to offer our customers a single secure on-line depository for all of their health information and records, from every provider, so that this information is available any time a MyMedicalRecords PHR user needs to access it.

We also believe the enhanced features offered with our MyMedicalRecords PHR product, such as outbound fax, document management, emergency login, appointment and prescription reminders and voice messaging features, offer consumers unique and attractive advantages that separate our MyMedicalRecords PHR product from the competition. All of these competing services, especially free services like Google and HealthVault, raise consumer awareness about the need for access to personal health information. While this increased awareness may increase the marketability of our MyMedicalRecords PHR product, growth in the consumer health information management marketplace may also attract new entrants. While we believe that greater ease of use and certain enhanced features distinguish our MyMedicalRecords PHR product from those of our competitors, many of our competitors may have greater resources and more experience in this market, and can modify their product offerings to make them more competitive, including attempting to replicate some features of our MyMedicalRecords PHR product. We have also sought to protect our proprietary technology through patents in both the U.S. and overseas. See "- Intellectual Property - Patents" below.

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

We believe that MyESafeDepositBox is a superior product when compared with Wells Fargo's VSafe in that we allow users to fax vital records directly into the MyESafeDepositBox account without having to first scan paper-based records and then upload information into their account. It also permits service providers, such as insurance agents or lenders, to fax documents directly into a user's account. In addition, much like the MyMedicalRecords PHR, the MyESafeDepositBox service also offers outbound fax and emergency login, features which further differentiate us in the marketplace. We also believe the portability of MyESafeDepositBox creates a product advantage in the marketplace because users are not required to do business with any particular bank. Users also benefit from the ability to sort, store and manage their vital records, while also using a free form text search to find records stored in their account with specific annotations. Our ability to provide private label branding affords banks, insurance companies, escrow services and other financial and legal businesses to provide not only a useful product but also reinforces that business's identity.

MMRPro

MMRPro competes with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files, as well as Electronic Medical Record systems. Scanning services typically do not provide the doctor with an integrated end- to-end system that not only scans the record, but automatically sorts it by patient and by patient chart tab. Most scanners merely digitize patient records and store them either on a local drive or a Local Area Network drive, which requires the doctors to have an IT consultant manage their on-line records. Since MMRPro is a "Software As Service" model, the scanner records are sent to a web-hosted application with redundant data storage facilities and MMR handles the physical storage and management of patient data in compliance with all HIPAA privacy and security guidelines. This not only relieves doctors of having to worry about their in-house records management, it also allows them to access patient records from any Internet-connected computer as well as to deploy a copy of a record for the patient.

MMRPro also competes with EMR systems that offer doctors the opportunity to make their entire office paperless. However, many doctors, particularly solo and small group practitioners, are resisting EMRs because of the high cost of conversion and the difficulty and expense associated with maintaining an EMR system. MMRPro provides an efficient alternative to a full-blown EMR for many thousands of dollars less cost. MMRPro is designed to allow a doctor to digitize and securely store his or her patient records on-line for a fraction of the cost of an EMR system.

Intellectual Property

Patents

In September 2005, we filed a utility patent application on key elements of our proprietary process with the United States Patent and Trademark Office. In March 2007, we filed a separate application for our Emergency "Read Only" Password service (see discussion above under "- Our Products- MyMedicalRecords - An On-line Personal Health Record (PHR) - Additional Product Features - Emergency Log-In For Physicians and Other Emergency Response Personnel"). In May 2006, we filed a patent application with Australian authorities pursuant to the Patent Cooperation Treaty, which was awarded on May 29, 2008. A second patent application with Australian authorities was awarded on December 24, 2009.  A patent application filed pursuant to the Patent Cooperation Treaty was awarded in Singapore on January 30, 2009.  We intend to pursue patent protection in other countries where we may offer our products in the future. We also own the source code for our website. We consider patent protection an important element of a sound intellectual property portfolio, although we do not anticipate being able to prevent our competition from using other methods to achieve similar ends.

Other Assets

The Company acquired significant Intellectual Property assets from the merger with Favrille and is seeking to exploit and monetize those assets, which include, but are not limited to, data from the Company's pre-merger clinical vaccine trials, the Specifid vaccine, and the anti-CD20 antibodies.

Beginning in June 2009, we filed various national phase filings from the Patent Cooperation Treaty patent application directed to anti-CD20 monoclonal antibodies, including in the United States, Australia, Brazil, Canada, China, Europe, India, Japan, South Korea and Mexico.  MMR Information Systems, Inc. acquired the Patent Cooperation Treaty application and anti-CD20 monoclonal antibody assets through its reverse merger with Favrille, Inc., a biopharmaceutical company, in January 2009.

MMR Information Systems, Inc. also acquired certain intellectual property rights involving B & T cell vaccine technology relating to the FavID vaccine in various stages in the United States and foreign countries through its reverse merger with Favrille, Inc. in January 2009.  We make no guarantees as to the status of certain patents and patent applications.  However, we are acting to pursue and maintain available intellectual property protection relating to the FavID vaccine intellectual property portfolio in the United States and major foreign markets of interest.

In November 2009, the Company retained Global Research Services LLC, a full-service clinical trials management organization, to assist the Company in its efforts to accelerate bringing to market its anti-CD20 monoclonal antibodies. Anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin Lymphoma (NHL) and additional B-Cell mediated conditions such as rheumatoid arthritis. Global Research Services specializes in serving sponsors of Phase I-IV research. MMRF's anti-CD20 antibody asset is potentially a candidate for the next generation Rituximab, marketed under the trade name Rituxan(R) in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera(R) by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan is one of the world's most successful monoclonal antibodies with reported total sales in 2008 in excess of US $5.4 billion.

The Company also filed for extension of the Company's Patent Cooperation Treaty (PCT) patent application on anti-CD20 monoclonal antibodies to the national phase through filings in major European, Asian, North American, and South American markets.

Other Intellectual Property and Trademarks

We own the URL and domain name for the web address www.MyMedicalRecords.com. As we continue to develop our products, we intend to register our logos as servicemarks and protect the copyrights in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR, ESafe and MMRPro products. We also own the domain names www.mymedicalrecordsMD.com and www.mmrpatientview.com for use with MyMedicalRecords Pro and own the domain name www.myesafedepositbox.com for use with our MyESafeDepositBox product.

We also own the source code for a handheld software program, developed to operate on the Palm operating system, which allows Palm users to create a personal medical history on a personal data assistant, or PDA, so that they can have access to this information while traveling and in the event an Internet connection is not available. The company plans on developing applications to use MMR PHR and MMR Pro products on other handheld devices.

Research and Development

In 2008 and 2009, MMR spent $143,031 and $269,270, respectively, on research and development activities.

Employees

On May 29, 2008, Favrille provided a notice under the federal Worker Adjustment and Retraining Notification Act, or the WARN Act, to 132 of our then 144 employees, including six of our then executive officers, that their employment would end on June 6, 2008. Subsequently, we further reduced our operations and as of December 31, 2008 and prior to the Merger, we employed a total of two full-time employees.

As of March 31, 2010, we employ a total of six full-time employees and regularly use the full-time services of an additional seven consultants. The Company also relies on a team of more than 60 developers and programmers located in India and Omaha, Nebraska.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

It is anticipated that we will continue to incur losses and negative cash flow from operations for the foreseeable future and may not be able to continue as a going concern.

We are still a company with a limited operating history although we have generated minimal revenue. While our new business includes personal health care record and storage products that are currently available, we are nevertheless still at an early stage in developing a business model that will enable us to generate significant revenue from the use of our products. Prior to the Merger, MMR financed its operations primarily through private placements of MMR capital stock and from secured loans from The RHL Group, Inc., a wholly-owned affiliate of MMR's founder and Chief Executive Officer, and our current Chairman, President and Chief Executive Officer, Robert H. Lorsch. Although we expect to continue to receive financing from The RHL Group, we have also continued to incur losses from operations and need additional sources of financing to fund our operations until we develop a profitable business. Even with additional funds from The RHL Group, there is no assurance that we will be able to generate sufficient revenue and working capital to fund our operations and create a sustainable going concern. As a result, it is expected that we will continue to incur operating losses for the foreseeable future.

If we fail to obtain additional financing, we will be unable to fund our operations.

We expect that the cash used in our operations will increase for the next several years. As of December 31, 2009, the Company's current liabilities exceeded its current assets by $7.2 million. Furthermore, during the year ended December 31, 2009, the Company incurred losses of $10.3 million. At the current level of borrowing, the Company requires cash of $275,000 per year to service its debt. Furthermore, not including debt service, in order to continue operating its business, the Company uses an average of $225,000 cash per month, or $2.7 million per year. In addition to the above cash burn from operations, the Company will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,545,767 at December 31, 2009), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the note. At this rate of cash burn, the Company's existing current assets will sustain the business for approximately 5 months.

Although we generate some cash from our operations, we will need additional financing in order to fund operations until we can become cash flow positive, which is not expected to occur in the foreseeable future. For a description and copy of the Creditor Plan see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and Exhibit 10.5.

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

We have been, and may continue to be, unable to generate sufficient cash flow to service our debt obligations.

Our ability to make payments on our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future, which is subject to our ability to execute on our business plan, and also to general economic, industry, financial, competitive, operating, and other factors that are beyond our control.

MMR has a secured credit facility with The RHL Group, with all outstanding amounts due thereunder being guaranteed by us. On August 18, 2009, we entered into a Waiver Agreement with The RHL Group, pursuant to which The RHL Group waived MMR's continuing payment default under the credit facility until August 31, 2009, which waiver period will continue automatically until The RHL Group notifies MMR otherwise. Should The RHL Group notify us that the waiver period has been terminated and, as of that time, we continue to be in payment default under the credit facility, The RHL Group would have the right to call any outstanding debt immediately due and payable, as well as exercise any other rights it has as a secured creditor under the credit facility and applicable law. As of December 31, 2009, the aggregate principal amount owed under The RHL Group credit facility was approximately $1,545,767.

As of December 31, 2009, we owed an aggregate of approximately $1,381,377 in principal amount to certain of our former employees and creditors, as evidenced by promissory notes issued to the same in connection with the Merger. We are obligated to make 18 monthly payments to such employees and creditors beginning August 2, 2009. We have not yet made any of the payments due and payable to such employees and creditors, and thus they are entitled to exercise such rights as may be available to them under applicable law.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay amounts due on our existing indebtedness or to fund our other liquidity needs. Thus, we may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

  our financial condition at the time;
  restrictions in our outstanding debt instruments; and
  other factors, including the condition of the financial markets.

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or other proceeds are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, thereby potentially rendering us insolvent.

The level of our indebtedness could adversely affect our financial condition.

We have significant debt service obligations. As of December 31, 2009, the aggregate principal amount owed under all of our outstanding debt was approximately $2.7 million. The level of our indebtedness could have important consequences. For example, it could:

  increase our vulnerability to adverse economic and industry conditions;

  require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;
  restrict us from making strategic acquisitions, acquiring new content or exploring other business opportunities;
  limit our ability to obtain financing for working capital, capital expenditures, general corporate purposes or acquisitions;
  place us at a disadvantage compared to our competitors that have less indebtedness; and
  limit our flexibility in planning for, or reacting to, changes in our business and industry.

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

We may not be able to maximize our legacy biotechnology assets or protect our proprietary rights, which may hurt our competitive position and future revenues.

We will only be able to protect our proprietary rights from unauthorized use by third parties to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets and are otherwise protectable under applicable law. We will attempt to protect our proprietary position by filing and maintaining U.S. and foreign patent applications related to our proprietary products, technology, inventions and improvements that are important to the development of our business.

The patent positions of biotechnology and biopharmaceutical companies involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties for future products may not provide any protection against competitors. Pending patent applications we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed or we will develop. The laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition to patents for future and current products, we own a substantial portfolio of assets acquired from Favrille, including data, samples, and other intellectual property rights. We currently seek protection for these assets, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for proprietary technology in the event of unauthorized use, transfer or disclosure of confidential and proprietary information. The parties may not comply with or may breach these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, competitors.

Our success will further depend, in part, on our ability to operate without infringing the proprietary rights of others. If our activities infringe on patents owned by others, we could incur substantial costs in defending ourselves in suits brought against a licensor or us. Should our products or technologies be found to infringe on patents issued to third parties, the manufacture, use and sale of our products could be enjoined, and we could be required to pay substantial damages. In addition, we, in connection with the development and use of our products and technologies, may be required to obtain licenses to patents or other proprietary rights of third parties, which may not be made available on terms acceptable to us.

We are highly dependent on our Chief Executive Officer and the loss of him could have a material adverse effect on our business and results of operations. Further, we may not be able to attract qualified officers to replace him or other key management personnel necessary to grow our business.

We are highly reliant on the services of our Chief Executive Officer, Robert H. Lorsch. If Mr. Lorsch left, it could have a material adverse effect on our business and results of operations. Further, we must continue to hire experienced managers to continue to grow our business. As a company with limited operating history, we may have difficulty attracting and retaining new individuals. If we are not successful in attracting management, it could have a material adverse effect on our ability to grow our business, which would adversely affect our results of operations and financial condition.

Our management will continue to be required to devote substantial time to comply with public company regulations.

As a public company, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC, impose various requirements on public companies, even those that are not listed. In light of the Merger and change in our management and business, our new management and other personnel will need to devote a substantial amount of time to these requirements, but do not have recent experience with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time- consuming and costly.

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

In addition to maintaining the remediations we have made in correcting our previously reported material weaknesses in our internal control over financial reporting, we need to bring our financial reporting procedures up to public-company standards so as to allow management to report on, and, when required by Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accountants to attest to, our internal control over financial reporting. As a result, we will need to incur additional expenses and diversion of management's time in this area. We will be required to incur significant costs in documenting, evaluating, testing and remediating our internal control procedures and systems, including the ongoing engagement of our external consultants or additional financial and accounting personnel. Such actions, while necessary and beneficial, will adversely affect our financial results.

We face substantial competition.

While we believe that our MyMedicalRecords products occupies a unique niche in the marketplace, other companies offer similar services that compete for subscriber enrollment and health care professionals from the same patient and physician population, and could compete more directly with us by developing processes and technology functionally similar to those that form our MyMedicalRecords products. MMRPro competes with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files, as well as Electronic Medical Record systems. MMRPro also competes with EMR systems that offer doctors the opportunity to make their entire office paperless. Most of these competitors are larger, more deeply funded companies. To the extent they have more success in obtaining market share and customer acceptance of their products, it could have a negative effect on our ability to grow our business, which could have a material adverse effect on our results of operations and financial condition.

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

The proper handling of medical records is subject to extensive state and federal regulations and legal requirements, and we anticipate incurring significant costs to keep informed of and in compliance with such regulations and requirements. The volume and complexity of the regulations is daunting and many have changed substantially in recent years and all are subject to the uncertainties of interpretation. We recognize the critical nature of managing an individuals' health information requires that its products and advances be implemented with the utmost care to protect the privacy and confidentiality of its customers' data. The Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, requires covered entities to protect the privacy and confidentiality of protected health information, or PHI, of their patients and customers. Although we are not a covered entity (as that term is defined in HIPAA), we consider it important to take into account the Privacy and Security Standards and other requirements of HIPAA when implementing its products and services and believes that it meets and/or exceeds current HIPAA standards.

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as an entity that performs a function, activity, or service on behalf of a covered entity and that requires use or access the PHIs of the covered entities, and vendors of Personal Health Records that use or access PHIs must also comply with the Privacy and Security Standards of HIPAA. One of the key obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's PHI.

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

In the ordinary course of our business, we enter into agreements with certain customers that typically provide for customization of our product. The degree of customization can vary from simple modifications required to co-brand to highly tailored product modifications, which require significant development efforts on our part. Because these customer arrangements typically do not provide for payment of revenues until product launch, there is often a time lag between the date we enter into an agreement or license with a particular customer and when we begin generating revenues. This time lag can be significant in some cases a year or longer especially when there is a high degree of customization or translation involved requiring extensive product development efforts. Thus, even if we are successful in negotiating agreements and licenses with many customers to co-brand or private label our products for such customers, because of the nature of our arrangements with our customers, there is a risk that it may be some time before we generate revenues from such arrangements, if at all.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition to our biotechnology assets, as we expand our product offerings into areas where larger companies with large patent portfolios compete, the possibility of an intellectual property claim against us grows. We could receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights and trademarks. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests that are different from, or are in addition to, those of our stockholders generally. These interests include having subordinated debt with a balance of $1,545,767 at December 31, 2009 secured by a security interest in substantially all of our assets, the provision and continuation of indemnification and insurance arrangements for our directors, as well as certain other interests described elsewhere in this prospectus. Notably, our current President, Chairman and Chief Executive Officer, Robert H. Lorsch, may be deemed to beneficially control a total of 28.0% of our voting capital stock, as of March 20, 2010, including shares issuable upon exercise of options and warrants held by Mr. Lorsch and The RHL Group. Because of his high percentage of beneficial ownership, Mr. Lorsch may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

Risks Related to Our Common Stock

Our stock price is expected to continue to be volatile, and the market price of our common stock may drop further.

The market price of our common stock could continue to be subject to significant fluctuations. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our operating results, financial condition, profitability and/or reputation.

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

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder's acquisition of our stock was approved in advance by our Board of Directors. Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

There is currently a limited trading market for our common stock, which may limit our stockholders' ability to sell shares of our stock.

Our common stock is currently quoted on the over-the-counter bulletin board, or OTC:BB. Because of the limited trading volume on the OTC:BB of our common stock and the penny stock regulations described below, our investors may not be able to sell their shares due to the absence of a trading market.

We may be subject to penny stock regulations and restrictions, which could make it difficult for stockholders to sell their shares of our stock.

SEC regulations generally define "penny stocks" as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If we do not fall within any exemptions from the "penny stock" definition, we will be subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the "Penny Stock Rules." The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. If our shares are subject to the Penny Stock Rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. In addition to the Penny Stock Rules, we are unable to utilize the safe harbor provisions of the Forward Looking Statements sections of the Exchange Act. There can be no assurance that our common stock will qualify for an exemption from the Penny Stock Rules, or that if an exemption currently exists, that we will continue to qualify for such exemption. In any event, we are subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the Penny Stock Rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

A significant amount of our issued and outstanding shares of common stock are restricted securities and may not be freely resold to the public. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant amount of our issued and outstanding shares of common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Although Rule 144 may not be immediately available to permit resales of such shares, once available, and given the number of shares that would no longer be restricted, sales of shares by our shareholders, whether pursuant to Rule 144 or otherwise, could have an immediate negative effect upon the price of our common stock.

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 650,000,000 shares of common stock with a $0.001 par value and 5,000,000 preferred shares with a par value of $0.001. As of March 20, 2010, 202,314,696 common shares were issued and outstanding and no shares of preferred stock were issued and outstanding. If we issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of March 20, 2010, we had warrants, options and convertible notes to purchase an aggregate of 75,053,384 shares of our common stock. In addition, the issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to Smaller Reporting Companies.

ITEM 2. PROPERTIES

Currently, as a virtual Internet-based company we have minimal needs for office space to conduct our day-to-day business operations. In the past, we have utilized space at temporary facilities in Los Angeles, California, under a sublease from our current President, Chief Executive Officer and Chairman, Robert H. Lorsch. Our lease for this office space expired in May 2009. Effective May 1, 2009, the Company entered into a lease agreement to lease additional office space in Beverly Hills, California. The lease is month-to-month and requires a monthly payment of $7,667 commencing in June 2009.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business.

We currently are not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse affect on our business, financial condition, results of operations or liquidity.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since April 22, 2009 our common stock has been traded on the OTC BB under the symbol "MMRF.OB". From October 3, 2008 to April 21, 2009, our common stock traded on the OTC BB under the symbol "FVRL.OB". From our February 2005 initial public offering until October 3, 2008, our common stock traded on The NASDAQ Global Market under the symbol "FVRL". Prior to our initial public offering there was no public market for our common stock. The following table presents the high and low closing prices for our common stock for the periods indicated.

	High	Low
2009
January 1, 2009 - March 31, 2009	0.29	0.06
April 1, 2009 - June 30, 2009	0.30	0.12
July 1, 2009 - September 30, 2009	0.14	0.08
October 1, 2009 - December 31, 2009	0.15	0.07
2008
January 1, 2008 - March 31, 2008	1.97	1.24
April 1, 2008 - June 30, 2008	1.87	0.05
July 1, 2008 - September 30, 2008	0.07	0.02
October 1, 2008 - December 31, 2008	0.05	0.02

Holders

As of March 23, 2010, we had approximately 2,870 stockholders, including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, which includes an additional 161 registered stockholders of record of our common stock as a result of the Merger.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans	3,571,469	$ 0.11	23,428,531	(1)
approved by security holders

Equity compensation plans not
approved by security holders	48,504,024	$ 0.72	-

Total	52,075,493	$ 0.68	23,428,531

____________

(1) Includes a total of 27 million shares of our common stock reserved for issuance under our 2001 Equity Incentive Plan.

Recent Sales of Unregistered Securities

Since December 31, 2009, we have made the following unregistered sales of equity securities:

In January, February and March 2010, the Company entered into 12% Convertible Promissory Notes with two different unrelated third-parties and with two related parties for a principal amount totaling $1,250,175 and warrants to purchase 8,050,875 shares of the Company's commons stock. The 12% Convertible Promissory Notes mature on July 31 2010, and the Company may, at its sole discretion, extend the maturity date to December 31, 2010. The 12% Convertible Promissory Notes bear an interest of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at the sole discretion of the Company. The 12% Convertible Promissory Note are convertible into shares of common stock by dividing (i) the then outstanding balance of such note by (ii) the product of eighty percent (80%) multiplied by the arithmetic average of the volume weighted average price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. All parties immediately exercised the warrants and converted the 12% Convertible Promissory Notes into 16,712,304 shares of the Company's common stock.

In February and March 2010, two unrelated third-parties that held 12% Convertible Promissory Notes and warrants as of December 31, 2009, exercised 100,000 warrants and converted the 12% Convertible Promissory Notes outstanding as of December 31, 2009 into 1,026,160 shares of the Company's common stock.

On January 4, 2010, we granted to a consultant 250,000 shares of common stock at a price per share value of $0.08, in consideration for services rendered to the Company in China.

On January 6, 2010, the Company entered into a settlement agreement with an MMR-Asia investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRIS and MMR products and services. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor.

On January 21, 2010, we granted 1,000,000 shares of common stock to Alexian Brothers Health Network's building and capital fund.

We have granted all such securities described above in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None made.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" above in this annual report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

As described above, on January 27, 2009, we consummated a transaction with MMR through a merger of our wholly-owned subsidiary with and into MMR pursuant to the terms of the Merger Agreement. In connection with the Merger, MMR became our wholly-owned subsidiary, with the former stockholders of MMR collectively owning (or having the right to acquire) shares of our common stock representing approximately 60.3% of the voting power of our capital stock on a fully diluted basis.

For accounting purposes, the Merger was treated as a reverse acquisition with MMR being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR and replace our historical financial results as we existed prior to the Merger. Our results of operations are included in MMR's financial results beginning on January 27, 2009. The following discussion of our financial condition and results of operations has been prepared using the financial statements of our wholly-owned subsidiary, MMR, for the fiscal year ended December 31, 2008 included elsewhere in this current report on Form 10-K. The results of operations and financial condition for periods before the Merger on January 27, 2009 do not include the balances of Favrille.

MMR was incorporated in Delaware in 2005 and is headquartered in Los Angeles, CA. Effective February 9, 2009, MMR changed its corporate name to MMR Information Systems, Inc., or MMRIS after completion of the reverse merger with Favrille. We provide secure and easy-to-use online PHRs and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, unions and professional organizations and affinity groups. MMRIS enables individuals and families to access their personal and emergency medical records and other important documents, such as birth certificates, passports, insurance policies and wills anytime from anywhere using the Internet. The MMR products are built on proprietary, patented technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMR Pro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in real time.

Going Concern

As more fully described in note 1 to the financial statements appearing elsewhere in this current report on Form 10-K our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included with this current report on Form 10-K for the year ended December 31, 2009 related to the uncertainty of our ability to continue as a going concern. At December 31, 2009, current liabilities of $8,307,235 exceeded cash and cash equivalents of $487,766.

As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Although we restructured our secured credit facility with The RHL Group, Inc. on April 29, 2009, The RHL Group, Inc. is only obligated to make an aggregate of $100,000 in new advances, loans and guarantees within 30 days of April 29, 2009 and to use its commercially reasonable efforts to assist in arranging funding from third parties. Further, the exercise by Mr. Lorsch of all of his outstanding options on April 30, 2009 resulted in a $113,220 reduction in principal under the note owed to The RHL Group, Inc. Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group (see Note 3). At December 31, 2009, there was approximately $1,450,000 available under The RHL Group line of credit. Additionally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base and sell MMR Pro products to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. For further details regarding our indebtedness with The RHL Group, Inc., see "-Liquidity and Capital Resources-Description of Indebtedness-The RHL Group, Inc.," below.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets, valuation of derivative liabilities and stock-based compensation. These estimates are based on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates. For additional information relating to these and other accounting policies, see note 2 to our financial statements appearing elsewhere in this current report on Form 10-K.

Revenue Recognition

Our revenues are derived from services, which are comprised of providing electronic access to consumer medical records and other vital documents and from the licensing of its services. We recognize revenue for such services only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

Our subscriber revenues consist of annual and monthly recurring retail subscriptions and usage-based fees, which are primarily paid in advance by credit card, and corporate accounts that are based on either an access-fee or actual number of users, and in each case billed in advance at the beginning of each month of service. We defer the portion of annual recurring subscription fees collected in advance and recognize them on a straight line basis over the subscription period.

We grant exclusive licenses for the sale and marketing of our services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. License fee revenues received in advance from international licensees for the grant of the license are deferred and recognized over the period covered by the agreement. Minimum guaranteed royalty payments received in advance are deferred and recognized over the period to which the royalty relates. All such revenues are included under "License Fees and Other." In those cases where a license agreement contains multiple deliverables, the agreement is accounted for in accordance with ASC 605-025 (formerly EITF 00-21, "Revenue Arrangements with Multiple Deliverables"). As of the date hereof, we no longer had any active international licensing agreements.

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

We measure and record uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Intangible Assets

We account for website development costs in accordance with the provisions of ASC 350-50 (formerly Emerging Issues Task Force, or EITF, No. 00-2, "Accounting for Website Development Costs") and ASC 985-20 (formerly SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed"). Pursuant to these provisions we capitalize internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. The determination of estimated future gross revenues requires the exercise of judgment and assumptions by our management and actual results could vary significantly from such estimates.

Impairment of Long-Lived Assets and Intangibles

We evaluate long-lived assets and identifiable intangible assets with finite useful lives in accordance with ASC 350-30 and ASC 360 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), and accordingly, management reviews our long-lived assets and identifiable intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows.

Share-Based Compensation

We recognize compensation expense, under the provisions of ASC 718-20 (formerly SFAS No. 123(R), "Share Based Payments"). As a result, we recognize compensation expense in an amount equal to the estimated fair value of stock-based awards and issuances, such as stock options granted to employees and non-employees and restricted stock awards. This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value of each stock option under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), volatility of the underlying equity security, and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. Because we do not have adequate historic data regarding exercise rates and determined that MMR's options are "plain vanilla," we assigned the expected life equal to the midpoint between the vesting period and the contractual option termination. Further, because there is no public market for MMR's shares, the expected volatility is based on ranges for similar companies. The use of different public company comparables in our assumptions and other assumptions by management in the Black Scholes option pricing model could produce substantially different results.

For a description of recent accounting pronouncements see Note 2 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Results of Operations

The following table sets forth items in our statements of operations for the periods indicated.

	Years Ended
	December 31,
	2009	2008

Revenues
Subscriber	$397,798	$280,572
License fees and other	221,451	170,783
Total revenues	619,249	451,355
Cost of revenues	456,456	409,900
Gross profit	162,793	41,455
General and administrative expenses	5,440,545	2,108,063
Sales and marketing expenses	1,402,870	914,162
Technology development	269,270	143,031
Loss from operations	(6,949,892)	(3,123,801)
Gain on settlement of payables	89,170	-
Change in valuation of derivative liabilities	633,626	-
Interest and other finance charges, net	(4,068,565)	(398,675)
Net loss	$(10,295,661)	$(3,522,476)

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Revenues. Revenues increased $167,894, or 37.2%, to $619,249 for the year ended December 31, 2009 from $451,355 for the year ended December 31, 2008 primarily due to significant growth in both subscriber revenues, which resulted from an 8% average monthly growth rate in the number of subscribers during 2009 from our affiliate customers and growth in our current corporate customer base, as well as growth in license and other fees revenues, primarily due to higher royalty payments and platform access fees from our international licensees.

Cost of revenue. Our cost of revenue increased to $456,456, or 11.4%, for the year ended December 31, 2009 from $409,900 for the year ended December 31, 2008, primarily as a result of the added costs for telephone numbers associated with the larger number of subscribers, and the need to support two separate web platforms for two different customer groups. We had a gross margin of 26.3% for the year ended December 31, 2009, as compared to 9.2% for 2008. The primary reasons for the improvement in our gross profit and margin in 2009 were because our revenues increased sufficiently to cover the fixed cost components of our costs of revenue and there was an increase in minimum guaranteed royalty payments with no corresponding cost increase, demonstrating the scalability of our business.

Operating expenses. The following table sets forth the individual components of our operating expenses for the year ended December 31, 2009 and 2008:

	Years Ended
	December 31,
	2009	2008

General and administrative expenses	$5,440,545	$2,108,063
Sales and marketing expenses	1,402,870	914,162
Technology development	269,270	143,031
Total	$7,112,685	$3,165,256

Operating expenses increased 124.7% to $7,112,685 for the year ended December 31, 2009, from $3,165,256 for the year ended December 31, 2008. This was primarily due to the increase in our general and administrative expenses, which increased 158.1%, in large part because of increased legal and audit related fees of approximately $1.9 million, a significant portion of which are expenses specifically associated with the Merger not expected to impact future periods.

In addition, we also incurred general and administrative expenses of approximately $350,000 associated with salary and share based compensation related to Favrille employees assumed as a result of the Merger, which are non-recurring expenses not expected to impact future periods.

Sales and marketing expenses increased by 53.5% in 2009 as compared to 2008 primarily due to additional consultants hired in 2009 to support our sales growth, specifically the anticipated growth from MMRPro.

Technology development expenses increased by 88.3% in 2009 as compared to 2008 due primarily to increased expenses associated with the development of our MMRPro product, which is a non-recurring expense not expected to recur in future periods.

Non-cash related expenses which are included in operating expenses for the year ended December 31, 2009 total $2,155,083 and are made up of primarily of approximately $422,000 relating to the issuance of warrants as payment for services, $880,000 for share based compensation relating to stock options issued during the year, and $440,000 relating to restricted stock issued as payment for services, $221,000 relating to a loss on stock settlement of liabilities, and $100,000 relating to a write-off of advances due from a related party.

Gain on settlement of payables. During the year ended December 31, 2009, we had a gain on the settlement of payables of $89,170 in connection with settlement agreements entered into with certain vendors relating to liabilities we assumed in connection with the Merger. There was no such gain during the year ended December 31, 2008.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model. From January 27, 2009 to December 31, 2009, the value of these warrants increased by $88,998. We recorded the change in valuation as a change in valuation of warrants during the year ended December 31, 2009.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as we had inadequate authorized shares to settle 100% of these contracts in the event they were all to be exercised. The event giving rise to this condition was the merger between Favrille and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. The condition was remedied on June 13, 2009 when certain of the option and warrant holders indefinitely waived their rights under those contracts. On that date, the derivative liabilities were reclassified back into equity. On June 13, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at January 27, 2009 of $871,052 and the value at June 13, 2009 of $1,377,033 was recorded as a loss on change in value of derivatives for the year ended December 31, 2009. The loss recorded for this matter was $505,980 for the year ended December 31, 2009. There was no such activity during the year ended December 31, 2008.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. As of July 16, 2009 and for all subsequent options and warrants issued prior to September 30, 2009, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On December 31, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at July 16, 2009 plus contracts granted between July 16, 2009 and December 31, 2009 of $2,664,125, including the cancellation of exercised warrants and options of $95,790 and the value at December 31, 2009 of $1,534,824, was recorded as a gain on change in value of derivatives. The gain recorded related to this matter was $1,239,529 included in the change in valuation of derivative liabilities for the twelve months ended December 31, 2009. There was no such change in valuation during the twelve months ended December 31, 2008.

The remaining component of the change is valuation of derivative liability for the twelve months ended December 31, 2009 is attributed to the change in the fair value of the conversion feature of the 12% Convertible Promissory Note for those that have not been converted as of December 31, 2009. This change in the fair value of the conversion feature resulted in a $10,925 loss for the twelve months ended December 31, 2009.

The change in valuation of derivative amounts impacting our statement of operations for the year ending December 31, 2009 was a non- cash expense.

Interest and Other Finance Charges, Net. We had net interest and other financing charges of $4,068,565 for the year ended December 31, 2009, an increase of $3,669,890 from $398,675 for the year ended December 31, 2008. The increase was primarily as a result of common stock and warrants issued during 2009 in exchange for the Company to continue to defer payments to their debtors and consultants of $774,217, to The RHL Group for waiving MMR's payment default under the Third Amended Note of $1,131,852, and to Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President, in consideration of a personal guarantee. The increase was also driven by $1,959,472 of interest associated with the 12% Convertible Promissory Notes and attached warrants entered during 2009, as well as $200,000 of amortization of The RHL Group loan origination fee during 2009. There were no such fees during 2008.

Included in interest and other expenses, net, for the year ended December 31, 2009 were non-cash related expenses of approximately $2.0 million relating to interest on convertible notes payable, as well as approximately $1.9 million relating to the issuance of common stock and warrants in exchange for our vendors and other debt holders agreeing to continue to defer payment of their outstanding balances.

Net loss. As a result of the foregoing, we had a net loss of $10,295,661 for the twelve months ended December 31, 2009 compared to a net loss of $3,558,096 for the twelve months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, the Company's current liabilities exceeded its current assets by $7.2 million. Furthermore, during the year ended December 31, 2009, the Company incurred losses of $10.3 million. At the current level of borrowing, the Company requires cash of $275,000 per year to service its debt. Furthermore, not including debt service, in order to continue operating its business, the Company uses an average of $225,000 cash per month, or $2.7 million per year. At this rate of cash burn, the Company's existing current assets will sustain the business for approximately five months.

In addition to the above cash burn from operations, the Company will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,545,767 at December 31, 2009), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the note.

To finance its activities, the Company has relied on the issuance of stock and debt to the RHL Group. At December 31, 2009, the Company had a line of credit with the RHL Group in the amount of $3 million. Availability under this line of credit was $2 million. However, as part of the April 2009 Restructuring Agreement, The RHL Group is only obligated to advance an additional $100,000. Additionally, during 2009, the Company issued $1,373,000 of convertible debt. The Company expects to continue offering a limited amount of convertible debt in 2010. The Company also expects sales from its new MMR Pro to generate revenue and gross profit that will significantly improve its monthly and annual cash burn from operations.

On September 15, 2009, the Company entered into an Investment Agreement with Dutchess Equity Fund, L.P., or Dutchess. The Company filed the Registration Statement on Form S-1 pursuant to the agreement, but subsequently withdrew it in January 2010. The Company may negotiate a similar Investment Agreement with Dutchess or another party. The Company, upon successful completion of any such negotiations would file a new registration statement to consummate the terms of any such Investment Agreement.

Cash Flows for the Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Net cash used in operating activities for the year ended December 31, 2009 was $2,416,980. The net loss for the year ended December 31, 2009 of $10,295,661 included non-cash operating activities of $2,819,637 for share based compensation, $1,951,522 for interest on the 12% Convertible Promissory Notes which were paid in the form of equity, $220,792 for loss on stock settlement of liabilities, $78,163 for depreciation and amortization, $100,000 for a write-off of advances due from a related party and $200,000 for The RHL Group loan commitment fee amortization. In addition, accounts payable and accrued expenses increased by $1,920,521 and related party payables increased by $1,304,916. These numbers are offset by a gain on the settlement of payables of $89,170 and $633,626 for change in valuation of derivative liabilities. Significant non-cash activities for the year ended December 31, 2009 included prepaid loan commitment fees for $230,000, prepaid expenses paid with common stock of $504,184, accounts payable paid with common stock of $323,533, the related party line of credit paid with common stock of $477,220 and related party payables paid with common stock of $254,846.

Net cash used in operating activities for the year ended December 31, 2008 was $1,789,861. The reconciliation of net loss of $3,522,476 to net cash used in operating activities for the year ended December 31, 2008 included increases of $258,047 in a related party payable and $483,537 in accounts payable and accrued expenses, and non-cash charges of $397,939 for restricted common stock issued for services, $148,777 for depreciation and amortization, and $197,000 for impairment of intangible assets.

Our investing activities resulted in a net cash inflow of $775,977 for the year ended December 31, 2009 in connection with $1,050,506 in cash acquired from the Merger, offset by $107,087 in spending for intangibles assets for international patent filing fee applications and $275,533 in investments in MMRPro website development costs. Our investing activities resulted in a net cash outflow of $1,340 for the year ended December 31, 2008 in connection with the purchase of property and equipment.

Our financing activities resulted in a net cash inflow of $2,170,522 for the year ended December 31, 2009 resulting from $211,000 in proceeds from the line of credit with The RHL Group, $125,000 in proceeds from an unrelated third-party promissory note, $1,373,000 in proceeds from the 12% Convertible Promissory Notes, $388,343 from warrant exercises and $76,316 from stock option exercises. Cash provided from financing activities for the year ended December 31, 2008 was $1,855,530. Financing activities primarily included proceeds generated from the sale of preferred stock and net proceeds from draw downs on our line of credit from The RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our Chairman, Chief Executive Officer and President.

As of December 31, 2009, we had cash and cash equivalents of $487,766 compared to $75,779 at December 31, 2008.

Description of Indebtedness

The RHL Group, Inc.

In July 2007 we issued a promissory note to The RHL Group, Inc., a California corporation wholly-owned by Robert H. Lorsch, our Chairman and Chief Executive Officer, to borrow up to $100,000 under a revolving line of credit, which was subsequently increased to $1,000,000 in August 2007. In July 2007, we also entered into a Security Agreement, pursuant to which MMR granted a blanket security interest to The RHL Group, Inc. over all of MMR's assets in order to secure the satisfaction of its obligations under the note. Interest on outstanding loan balances under the note accrued at a rate equal to the lesser of the Wall Street Journal Prime Lending Rate (7.5% on August 23, 2007) plus 3% or the maximum rate allowed by law under the California Constitution (5% per annum) plus the rate prevailing at the Federal Reserve Bank of San Francisco on November 25, 2007, for advances to member banks. In addition to interest, The RHL Group, Inc. received one share of MMR common stock for each dollar drawn on the line of credit, in increments of 100,000, with a minimum grant of 400,000 shares, for each three month term of the line. In addition, we were required to maintain certain financial covenants.

In August 2008, we entered into the Second Amended and Restated Promissory Note Agreement, or the RHL Note, with The RHL Group, Inc., for the renewal of the $1,000,000 secured line of credit on substantially the same terms, with the one change being the quarterly grant of shares under the earlier agreement was accelerated to a one time grant of 5,000,000 common shares (including 4,413,053 shares of Treasury stock) for borrowings of up to $1,000,000 at any time during the twelve month term of the renewal ending on July 31, 2009. In addition, The RHL Group, Inc. also receives one share of common stock for each dollar of the line of credit, in increments of 100,000, for each 3 month term of the line for borrowings over $1,000,000. The entire unpaid principal and any unpaid interest under the note were due and payable on July 31, 2009.

The amount of outstanding principal and interest on the renewal date in August 2008 was $751,174. As of December 31, 2008, we had an outstanding balance on the RHL Note of $822,520. Interest expense on this note for the year ended December 31, 2008 was $62,442, and the unpaid balance of interest $24,963. MMR issued the RHL Group, Inc. a total of 1,400,000 common shares valued at $210,000 under the terms of this agreement during the year ended December 31, 2008, which is included in interest expense. These common shares were converted into shares of MMRIS common stock in the Merger.

At December 31, 2008, we were in compliance with all of our covenants, including the requirement that at any time after September 1, 2007, we have at least $125,000 in cash, including availability under this line of credit or such other amount as necessary to maintain operations through the subsequent thirty (30) days. The RHL Note was amended and restated on April 29, 2009, as described below.

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

On April 29, 2009, we restructured our secured credit facility with The RHL Group, Inc. and entered into a Secured Credit Restructuring Agreement with MMR Information Systems, Inc., The RHL Group, Inc. and Robert H. Lorsch, our Chairman, Chief Executive Officer and President, or the Restructuring Agreement. We issued The RHL Group, Inc. a Third Amended and Restated Note, or the Third Amended Note, and MMR Information Systems, Inc. agreed to guaranty our obligations under the Third Amended Note, or the Guaranty. The Restructuring Agreement, Third Amended Note and Guaranty are filed as Exhibits to this current report on Form 10-K. As part of the Restructuring Agreement we terminated the Allonge.

The Third Amended Note amends and restates the RHL Note, matures November 30, 2009, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the RHL Note) by the Security Agreement. Although the reserve credit line has been increased to $3,000,000, The RHL Group, Inc. is only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. Notwithstanding, the balance on the Note was $1,545,767 at December 31, 2009.

The RHL Group was due to receive, as an origination fee, or the Fee, a promissory note for $200,000, bearing interest at 10% per annum and due on demand. On August 17, 2009, the Company paid the 200,000 origination fee by granting 2,800,000 shares of common stock to The RHL Group. When the term of the Third Amended Note is renewed in April 2010, we may grant The RHL Group an additional origination fee on terms to be negotiated at such time.

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

The RHL Group Note payable had a balance of $1,545,767 at December 31, 2009. The components of the Group Note payable and the related balance sheet presentation as of December 31, 2009 are: (1) $940,620, which is included in the line of credit, related party payable; (2) $295,484, which is related to credit card charges and a vendor guaranty, is included in accounts payable and accrued expenses; and (3) $309,663, which is related to deferred salary and consulting expenses is included in related party payables. The RHL Group was due to receive, as the Fee, a promissory note for $200,000, bearing interest at 10% per annum and due on demand. On August 17, 2009, the Company paid the $200,000 origination fee by granting 2,800,000 shares of common stock to The RHL Group to the value of $364,000 and recorded a loss on issuance of $164,000. The origination fee was recorded as a deferred financing cost and is being amortized over the Third Amended Note maturity period. As of December 31, 2009, the remaining unamortized origination fee was $0, and the Fee of $200,000 is included in interest expense for the year ended December 31, 2009.

In addition, under the Restructuring Agreement, The RHL Group, Inc. agreed to use commercially reasonable efforts to raise additional financing from third parties, and agreed to extend the maturity of the Third Amended Note for an additional six-month term if we are in full compliance with our covenants and other obligations under the Third Amended Note, on terms to be negotiated at such time. Additionally, Mr. Lorsch agreed to exercise all of his outstanding options prior to May 1, 2009 (which were exercised April 30, 2009), which resulted in a $113,220 reduction in principal owing The RHL Group, Inc. Finally, as a condition to agreeing to restructure our secured credit arrangement, we also terminated the Allonge. Thus, if at any time after June 1, 2009 we are not in compliance with our covenants under the Third Amended Note or Security Agreement, The RHL Group, Inc. may, but is not obligated to, declare an event of default.

Additional information regarding the Third Amended Note and the Restructuring Agreement is contained in our current report on Form 8- K filed with the SEC on May 4, 2009.

Promissory Notes

On October 1, 2008, concurrent with the execution of the term sheet for the Merger, Old Favrille advanced MMR $100,000 pursuant to a promissory note issued by MMR to Old Favrille dated September 30, 2008, or the First Bridge Note, which is to be used solely for paying MMR's out of pocket expenses incurred in connection with the Merger. On November 10, 2008 (the first business day after execution of the Merger Agreement), Old Favrille advanced MMR an additional $500,000 pursuant to a promissory note issued by MMR to Old Favrille, or the Second Bridge Note, and on December 22, 2008, January 8, 2009 and January 15, 2009, Old Favrille advanced MMR an additional $100,000, $35,000 and $50,000, respectively, pursuant to promissory notes issued by MMR to Old Favrille, or the Supplemental Bridge Notes, and together with the First Bridge Note and the Second Bridge Note, we refer to all generally as the Promissory Notes, in each case, solely for MMR's use in paying its out of pocket expenses incurred in connection with the Merger and its operating expenses. Principal outstanding under the Promissory Notes accrued interest at the applicable federal rate of interest per annum, or the maximum rate permissible by the laws in California relating to permissible rates of interest on commercial loans, whichever is less. Because the Merger occurred, the principal and interest under the Promissory Notes has automatically been treated as a contribution to capital to MMR and the Promissory Notes have been fully discharged in accordance with their terms.

On June 11, 2009, the Company entered into a promissory note agreement to borrow $125,000 with an unrelated third-party. The promissory note is due and payable July 30, 2011, and bears interest of 12% per annum payable quarterly beginning on January 1, 2010. The proceeds of the loan will be used by the Company for the filing of international patent applications to expand and perfect the patent rights of the Company in the Anti-CD20

Antibodies outside the United States. The unrelated third-party also received, as a commitment fee, $30,000, due and payable by August 15, 2009. The commitment fee was payable at the Company's option in cash or warrants to acquire 375,000 shares of our common stock at an exercise price per share equal to the lesser of (i) $0.15 per share and (ii) the weighted average trading price for a share of common stock for the ten consecutive trading days preceding the date on which the warrant is exercised. The warrants have a four year term. On July 29, 2009, we elected to pay the commitment fee through the issuance of warrants exercisable into 375,000 shares of our common stock at an exercise price of $0.14 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model. The total value of these warrants amounted to $32,399, all of which was recorded as a reduction to the commitment fee payable in July 2009, with a loss on settlement payables for $2,399.

In July, August, September, November and December 2009, the Company also entered into eleven different Note and Warrant Subscription Agreements, or the Note Agreements with eight separate individuals, or the Note Purchasers. Pursuant to the terms of the Note Agreements, the Note Purchasers purchased convertible notes in an aggregate amount of $1,373,000, or the Notes. The Notes carry an annual interest rate of 12%. The Notes are convertible at the option of the Note Purchasers into a number of shares of the Company's common stock, par value $0.001 per share, equal to the product of eighty percent (80%) multiplied by the arithmetic average of the dollar volume-weighted average price, or VWAP of the Company's common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. In September, November and December 2009, five of the Note Purchasers converted their notes totaling $1,293,000 in exchange for a total of 17,911,264 shares of the Company's common stock.

Commitments and Contingencies

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, the Company entered into an agreement to invest $250,000 in a joint venture with the investor to establish an entity to market and sell the Company's services in the countries of Japan, China, Korea, Taiwan and Thailand. The Company has paid $100,000 to date of this amount which the Company expensed during the 3 months ended June 30, 2009. The Company has since terminated its relationship with the investor. To date, no joint venture has been formalized or incorporated and no operations have commenced. In September 2007, The RHL Group provided the investor with a guarantee that the Company would meet its obligations under this agreement in exchange for 300,000 shares of MMR common stock valued at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR common stock, which became 328,174 shares of MMRIS common stock upon the closing of the Merger, valued at $5,000. This expense has been reflected in general and administrative expenses in the accompanying consolidated statement of operations for the twelve months ended December 31, 2009. On January 6, 2010, the Company entered into a settlement agreement with the investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRIS and MMR products and services. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor.

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

For additional information relating to this and other commitments and contingencies, please see note 10 to our financial statements appearing elsewhere in this current report on Form 10-K.

Off-Balance Sheet Arrangements

On January 4, 2010, the Company and UNIS entered into a Cooperation Agreement and related documents, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, the Company and UNIS agreed to form a joint venture in China for the purpose of deploying the Company's personal health record services and document imaging and management solutions in China. The Company will own 40% of the joint venture and UNIS will own 60% and each party will have the right to designate two members of the joint venture's board of directors, with the fifth member being a Chinese citizen mutually designated by the Company and UNIS. Under the Cooperation Agreement, board actions will require the approval of more than three of the five members of the joint venture's board of directors and no material actions may be taken unless all board members are present and voting at the meeting.

Under the Cooperation Agreement, the Company and UNIS will contribute an aggregate of 100 million RMB to the joint venture, based on each party's respective ownership, in the form of intellectual property rights, equipment, brand value, cash and such other consideration as may be agreed to between the parties. Each party's obligation to contribute to the joint venture is subject to a number of conditions, including obtaining all necessary approvals of and licenses from the Chinese government, as well as the joint venture meeting its budget, goals and objectives at the time any contributions are due. Under the Cooperation Agreement, each party's contributions will be made over a period of sixty months.

The foregoing description of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the Cooperation Agreement, a copy of which is filed as an Exhibit to the Form 10-K.

The Company's entry into the Cooperation Agreement described above constitutes the creation of a direct financial obligation.

Related Party Transactions

Our President, Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and owns all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly, and indirectly through The RHL Group, Inc., beneficially owns approximately 28.0% our total outstanding voting stock. The RHL Group, Inc. has loaned money to MMR pursuant to a secured note. See "- Description of Indebtedness-The RHL Group, Inc" above.

The RHL Group is an investment holding company which provides consulting, operational and technical services to the Company, which we refer to as the RHL Services. As part of the RHL Services, the RHL Group provides the Company with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of the RHL Group and other individuals which may hold value to the Company. The RHL Group also provides infrastructure support to the Company, including allowing the Company unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing the Company the use of its office support personnel, the RHL Group also has consented to allow the Company to utilize the full-time services of Mr. Lorsch as the Company's President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as the RHL Group's Chairman and Chief Executive Officer. In addition, the RHL Group has made its President, Kira Reed, available as the Company's spokesperson. Ms. Reed, who is Mr. Lorsch's spouse, also manages the Company's social networking activities.

During 2005 and 2006 we occupied space and had access to employees and equipment pursuant to a sublease from The RHL Group, Inc., pursuant to which we paid The RHL Group, Inc. an aggregate $315,000 in 2006. From August 2006 through August 2008 we leased space to The RHL Group, Inc. at no cost at our former Santa Monica office space, which we have since vacated. From August 2008 through May 1, 2009 we occupied space pursuant to a sublease from Robert H. Lorsch, for which we pay $3,000 per month plus utilities. Although the initial lease term expired on April 15, 2009, the lease was renewed on a month-to-month basis to cover the period until we moved into our new office space on May 1, 2009.

During the quarter ended December 31, 2009, a vendor began providing website development services to the Company. This same vendor rents a piece of property from Ms. Reed and pays $3,000 per month.

For more information relating to our related party transactions, see note 16 to our financial statements appearing elsewhere in this current report on Form 10-K and "Certain Relationships and Related Party Transactions, and Director Independence" below in this Item 2.01 and Item 13 in the Form 10-K.

The RHL Group, Inc. also has a consulting arrangement with MMR. A copy of the consulting agreement is filed as an Exhibit in our current report on Form 8-K filed with the SEC on May 4, 2009. The terms of the consulting agreement are described below under "Certain Relationships and Related Party Transactions, and Director Independence" in this Item 2.01 and in Item 13 of the Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Independent Registered Public Accounting Firm" (Rose, Snyder & Jacobs), the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" appearing on pages F-2 to F-8 of this annual report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2009, Company selected Rose, Snyder & Jacobs, or RSJ as the Company's new independent registered public accounting firm for the Company. The Company requested, and RSJ provided, a reaudit of the prior year's financial statements in addition to the completing of the 2009 audit of the Company's financial statements. The Company requested such reaudit in order to be able to request from RSJ permission to use such audited financial statements in the Company's future filings with the Commission. The engagement of RSJ was approved by the Audit Committee and subsequently ratified by the Board. During the Company's fiscal years ended December 31, 2007 and December 31, 2008 and through December 18, 2009, the Company did not consult with RSJ regarding any of the matters or events set forth in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

Also on December 22, 2009, the Company dismissed SingerLewak LLP, or Singer as the Company's independent registered public accounting firm. This action was approved by the Audit Committee of the Board and subsequently ratified by the Board.

During the fiscal years ended December 31, 2007, and December 31, 2008, respectively, and in the subsequent interim periods ending September 30, 2009 and through December 22, 2009, there were no disagreements between the Company and Singer on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Singer, would have caused Singer to make reference to the subject matter of the disagreement in their reports on the financial statements for such years.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's, or the Commission's, rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's Report on Internal Control over Financial Reporting

Management evaluated the effectiveness of our internal control of financial reporting as of December 31, 2009 based upon the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our initial Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent quarterly reports on form 10Q for quarters ended

March 31, 2009, June 30, 2009 and September 30, 2009, or the earlier filings filed with the Commission we disclosed material weaknesses related to inadequate financial statement close process, lack of financial expertise and accounting staff, lack of supporting documentation and schedules, inadequate journal entry review process, and inadequate approval and documentation for equity grants.

The Company's independent accounting firm was not required to opine on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 as we qualify as a smaller reporting company.

Remediation of Material Weaknesses

The material weaknesses that were noted in our earlier filings have all been remediated as of December 31, 2009. This was accomplished by devoting substantial time and resources to the completion of the required assessment of our internal controls over financial reporting as well as the subsequent remediation of the material weaknesses that were identified as a result of that assessment. Our efforts involved management, outside consultants and our audit committee, which approved and provided oversight in the execution of the assessment. We intend to allocate a sufficient level of resources to ensure that our internal control structure is maintained and functions properly and effectively.

In light of these material weaknesses disclosed in our earlier filings, our management performed additional analytical procedures, validation processes and engaged services of a third party financial consulting firm to assist management in the preparation of our financial statements which we believe are in accordance with generally accepted accounting principles and the rules and regulations of the Commission. Given the remediation efforts performed in 2009 and our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Inherent Limitations Over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

We have made changes in our internal control over financial reporting, as defined by the Exchange Act, during the fourth quarter of 2009 as described above in the Remediation of Material Weaknesses section.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the executive officers and directors of the registrant as of December 31, 2009.

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
Jack Zwissig - 2009 annual meeting
David A. Boyden - 2010 annual meeting
George Rebensdorf - 2010 annual meeting
Hector V. Barreto, Jr. - 2011 annual meeting
Bernard Stolar - 2011 annual meeting
Robert H. Lorsch - 2011 annual meeting

Immediately after the Merger, Robert H. Lorsch was appointed President and Chief Executive Officer and Naj Allana was appointed Senior Vice President and Chief Financial Officer. On December 17, 2009, Ingrid Safranek was appointed Chief Financial Officer and Naj Allana became the Executive Vice President of Technology & Product Development.

The following table lists the names and ages as of January 27, 2010, and positions of the individuals who serve as our directors and executive officers:

Name	Age	Position
Robert H. Lorsch	59	Chairman of the Board; President and Chief Executive Officer
Hector V. Barreto, Jr.	48	Director, Compensation Committee Chair and Audit Committee
David A. Boyden	49	Director
Douglas H. Helm	68	Director, Nomination and Corporate Governance Committee Chair
George Rebensdorf	55	Director, Audit and Nomination and Corporate Governance Committee
Bernard Stolar	63	Director, Audit Committee Chair Compensation Committee
Jack Zwissig	61	Director, Compensation and Nomination and Corporate Governance Committee
Naj Allana	48	Executive Vice President of Technology and Product Development
Ingrid Safranek	37	Vice President of Finance and Chief Financial Officer

Robert H. Lorsch, Chairman of the Board; President and Chief Executive Officer. Since 2005, Mr. Lorsch has served as the Chairman, President and Chief Executive Officer of MMR. He is also Chairman and Chief Executive Officer of The RHL Group, Inc., a private equity and business management consulting firm Mr. Lorsch formed in April 1998. In 1994, he co-founded SmarTalk TeleServices, Inc., leading the company through a successful public offering in 1996 and building it into one of the largest providers of prepaid telecommunications products and services, serving as its Chairman and Chief Executive Officer until February 1998, following which SmarTalk moved its headquarters from Los Angeles to Dublin, Ohio with different management following its acquisition of ConQuest Telecommunication Services Corp. The combined company's assets subsequently were liquidated and sold to AT&T in March 1999. In 1986, Mr. Lorsch founded the Lorsch Creative Network, a consulting company that developed marketing, advertising and interactive sales promotions campaigns for nationally and internationally recognized clients. In 1998 Lorsch Creative Network became The RHL Group, Inc. Mr. Lorsch also served on the Personal Health Record Steering Committee of the Healthcare Information and Management Systems Society from 2006 to 2007. Mr. Lorsch is a Member of the Board of Trustees of the California Science Center where the Robert H. Lorsch Family Pavilion stands as a gateway to the Science Center. He is also a Member of the Board of

Governors, Cedars-Sinai Medical Center; Member of the Board and of the Executive Committee of D.A.R.E. America; and Member of the Board of the Sheriff's Youth Foundation, and has received numerous honors and awards, including D.A.R.E. America's "Future of America Award"; the Muscular Dystrophy Association's "Humanitarian of the Year Award"; and the Starlight Children's Foundation's "Golden Wish Award." Mr. Lorsch was also awarded the Private Sector Initiatives Citation, or C-Flag, from the White House during the Reagan Administration for his commitment to raising millions of dollars for financing state and local earthquake preparedness education. Following the Merger, Mr. Lorsch continues to serve as Chairman of the Board of MMR and acts as its President and Chief Executive Officer.

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

Douglas H. Helm, Director.  Mr. Helm is the managing member of Helm+Mann LLC, a global consultancy.  From 2002 to 2009 he was associated with Employers Direct Corporation, Agoura Hills, Ca, serving in various capacities including marketing consultant, Vice President and Chief Marketing & Sales Officer of Employers Direct Insurance Company and Chief Operating Officer of its benefit subsidiary, Plenary Insurance Services, until its sale in Oct. 2009.  Mr. Helm has over 40 years of experience in insurance and information services and has worked internationally in Russia, China and Europe.  Mr. Helm majored in Labor Economics at the University of Washington and received a J.D. from Northwestern School of Law in 1973. Mr. Helm is a member of the Oregon State Bar.

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

Naj Allana, Executive Vice President of Technology and Product Development. Mr. Allana served as Chief Financial Officer and Chief Technical Officer of MMR from August 2005 until December 2010, the date in which he was appointed to Executive Vice President of Technology and Product Development. Mr. Allana is also currently a partner with AMD Associates, LLC, a management consulting and temporary- staffing firm, where he has worked since February 2002. Prior to joining MMR, from April 2004 to May 2005, Mr. Allana was the Chief Financial Officer and Chief Operating Officer for Alterna, Inc., a manufacturer of high-end hair care products. Mr. Allana has 20 years of cross-industry experience with significant expertise in finance, accounting and information systems. Mr. Allana has a M.S. in Advanced Accounting and Costing from the University of Pune, India (formerly the University of Poona), and a M.B.A. from the U.C.L.A. Anderson School of Management. Prior to the Merger, Mr. Allana served as a director of MMR prior to the Company's merger with Favrille.

Ingrid Safranek, Vice President of Finance and Chief Financial Officer. Ms. Safranek was appointed as the Chief Financial Officer on December 17, 2009. She has been a Certified Public Accountant in California since 2006. She worked for Deloitte & Touche, LLP from 2002 to 2006, where she was part of the audit teams for large and small, private and public clients such as Computer Sciences Corporation, Infonet (later acquired by British Telecom), Candle! Corporation (later acquired by IBM), Primedia, Inc., Gold Circle Entertainment, and the Performing Arts Center, among others. Ms. Safranek's focus was on the technology, media and entertainment industries. She also owned Goldstein Enterprises, a management consulting firm that served numerous clients by providing them with business practices analyses and software application development in order to streamline day-to-day operations and maximize efficiency. Among her clients as owner of Goldstein Enterprises are Nestle USA, Warner Bros. Studios and RJR Fashion Fabrics. Ms. Safranek received a B.A. in Business Economics with a minor in Accounting from U.C.L.A.

The Company will disclose in its Proxy Statement for its 2010 Annual Stockholders' Meeting, the particular experience, qualifications, attributes or skills that led its Board of Directors to conclude that each person should serve as a director.

Board Structure

The Board believed that the Chairman and CEO roles should be combined due to our small size and knowledge which Mr. Lorsch brings to the Company. Splitting the position would hinder our ability to more rapidly exploit new opportunities.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of Section 16(a) forms reports furnished to us during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Diversity

The Board does not consider diversity in selecting nominees. The Board does not have a policy regarding diversity.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our consolidated financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; review and approves or rejects transactions between the company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the company's annual audited consolidated financial statements and quarterly consolidated financial statements with management and the independent auditors, including reviewing our disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Since January 27, 2009, the members of the Audit Committee are Messrs. Barreto, Jr., Stolar and Rebensdorf. The Audit Committee has adopted a written charter that is available to stockholders from the "Investor Relations" page on our website at www.mymedicalrecords.com.

Although the Company is traded on the OTC:BB, the Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis.In light of compensation received for consulting services, our Board of Directors has determined that the current members of our Audit Committee are not independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). Further, our Board of Directors has determined that, notwithstanding the experience and education of our Audit Committee members, we do not have an "audit committee financial expert," as defined in applicable SEC rules. Given the size of our company and the familiarity of the Audit Committee members with our company, we believe it is not necessary to have such an expert at this time.

Report of the Audit Committee of the Board of Directors

The material in this report is not "soliciting material," is not deemed "filed" with the Commission, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, or the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The Audit Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2009 with management. The Audit Committee has discussed with the independent registered public accountants the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board, or PCAOB in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from the independent registered public accountants required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as adopted by the PCAOB in Rule 3600T and has discussed with the independent registered public accountants the independent registered public accountant's independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Mr. Hector V. Barreto, Jr.
Mr. George Rebensdorf
Mr. Bernard Stolar

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth certain information with respect to the compensation paid to our non-employee directors for the following fiscal years:

		Fees Earned
		or Paid in	Option		Stock		Other
	Year	Cash (1)	Awards (2)		Awards (2)		Compensation (3)	Totals
Hector V. Barreto, Jr.	2009	$26,000	$151,188	(4)	$96,490	(10)	$50,000	$323,678
	2008	$-	$-		$15,250	(10)	$50,000	$65,250
David A. Boyden	2009	$17,500	$27,608	(5)	$-		$-	$45,108
	2008	$-	$-		$-		$-	$-
Douglas H. Helm	2009	$21,500	$31,059	(6)	$-		$-	$52,559
	2008	$-	$-		$-		$-	$-
George Rebensdorf	2009	$22,500	$243,007	(7)	$120,000	(11)	$34,133	$419,640
	2008	$-	$-		$21,250	(11)	$50,000	$71,250
Bernard Stolar	2009	$18,000	$156,019	(8)	$-		$55,868	$229,887
	2008	$-	$-		$15,250	(12)	$51,025	$66,275
Jack Zwissig	2009	$18,000	$149,117	(9)	$55,000	(13)	$-	$222,117
	2008	$-	$-		$22,500	(13)	$-	$22,500

  All director fees earned during 2009 were deferred. As a result, none of the above fees were paid, and are reflected as a component of related party payables in the consolidated balance sheet as of December 31, 2009.
  Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.
  Other compensation represents additional fees earned by each respective director for consulting services performed.
  Mr. Barreto was granted 255,000 stock options to purchase shares of our common stock on May 21, 2009 with an exercise price of $0.179 per share, and 1,200,000 stock options on August 6, 2009 with an exercise price of $0.125 per share. The aggregate grant date fair value of these options amounted to $151,188.
  Mr. Boyden was granted 200,000 stock options to purchase shares of our common stock on May 21, 2009 with an exercise price of $0.179 per share. The aggregate grant date fair value of these options amounted to $27,608.
  Mr. Helm was granted 225,000 stock options to purchase shares of our common stock on May 21, 2009 with an exercise price of $0.179 per share. The aggregate grant date fair value of these options amounted to $31,059.
  Mr. Rebensdorf was granted 360,000 stock options to purchase shares of our common stock on May 21, 2009 with an exercise price of $0.179 per share, and 2,000,000 stock options on August 6, 2009 with an exercise price of $0.125 per share. The aggregate grant date fair value of these options amounted to $243,007.
  Mr. Stolar was granted 290,000 stock options to purchase shares of our common stock on May 21, 2009 with an exercise price of $0.179 per share, and 1,200,000 stock options on August 6, 2009 with an exercise price of $0.125 per share. The aggregate grant date fair value of these options amounted to $156,019.
  Mr. Zwissig was granted 240,000 stock options to purchase shares of our common stock on May 21, 2009 with an exercise price of $0.179 per share, and 1,200,000 stock options on August 6, 2009 with an exercise price of $0.125 per share. The aggregate grant date fair value of these options amounted to $149,117.
  During the year ended December 31, 2009, Mr. Barreto was granted an aggregate total of 830,379 shares of restricted common stock as payment for services, which had an aggregate total grant date fair value of $96,490. During the year ended December 31, 2008, Mr. Barreto was granted an aggregate total of 155,000 shares of restricted common stock as payment for services rendered, which had an aggregate grant date fair value of $15,250.

  During the year ended December 31, 2009, Mr. Rebensdorf was granted an aggregate total of 1,000,000 shares of restricted common stock as payment for services, which had an aggregate total grant date fair value of $120,000. During the year ended December 31, 2008, Mr. Rebensdorf was granted an aggregate total of 175,000 shares of restricted common stock as payment for services rendered, which had an aggregate grant date fair value of $21,250.
  During the year ended December 31, 2008, Mr. Stolar was granted an aggregate total of 155,000 shares of restricted common stock as payment for services, which had an aggregate total grant date fair value of $15,250.
  During the year ended December 31, 2009, Mr. Zwissig was granted an aggregate total of 508,857 shares of restricted common stock as payment for services, which had an aggregate total grant date fair value of $55,000. During the year ended December 31, 2008, Mr. Zwissig was granted an aggregate total of 250,000 shares of restricted common stock as payment for services rendered, which had an aggregate grant date fair value of $22,500.

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

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned by each "named executive officer" of MMR for the past two fiscal years, determined on the basis of rules adopted by the SEC relating to "smaller reporting companies."

								Non-Equity	All
				Stock		Option		Incentive Plan	Other
	Year	Salary		Awards (1)		Awards (1)		Compensation	Compensation		Totals
Robert Lorsch	2009	$175,000		$387,372	(2)	$1,978,330	(3)	$-	$36,000	(4)	$2,576,702
President and	2008	$120,000		$-		$-		$-	$380,082	(4)	$500,082
Chief Executive Officer

Naj Allana	2009	$122,078	(5)	$84,842	(6)	$-		$-	$54,372	(7)	$261,292
Executive Vice President	2008	$199,020	(5)	$17,324	(6)	$-		$-	$31,483	(7)	$247,827
of Technology and Product Development

Ingrid Safranek	2009	$3,000		$-		$-		$-	$-		$3,000
Chief Financial	2008	$-		$-		$-		$-	$-		$-
Officer

Richard Teich	2009	$105,750	(8)	$49,200	(9)	$-		$-	$22,900	(10)	$177,850
	2008	$101,625	(8)	$9,100	(9)	$-		$-	$19,981	(10)	$130,706

  Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

  Mr. Lorsch was granted 141,321 shares of restricted common stock on August 17, 2009 with a grant date fair value of $18,372 as compensation for a personal guarantee. Also, on January 27, 2009, The RHL Group, Inc., a California corporation wholly-owned by Mr. Lorsch, was issued 328,174 shares of restricted common stock with a grant date fair value of $5,000 as compensation for extension of a guarantee. In addition, The RHL Group, Inc. was granted 2,800,000 shares of restricted common stock on August 17, 2009 with a grant date fair value of $364,000 as payment of a loan origination fee.
  On August 17, 2009, Mr. Lorsch and The RHL Group, Inc. were granted an aggregate total of 11,745,983 warrants to purchase shares of the Company's common stock at an exercise price of $0.125 per share with an aggregate total grant date fair value of $1,131,852. This amount was recorded as interest expense during the year ended December 31, 2009, as the Company granted these warrants as consideration for Mr. Lorsch guarantying monies owed to a vendor and The RHL Group, Inc.'s waiver of MMR's payment default under the Third Amended Note. On August 9, 2009, Mr. Lorsch was granted 9,000,000 stock options to purchase shares of the Company's common stock at an exercise price of $0.125 per share with an aggregate total grant date fair value of $846,478.
  During the year ended December 31, 2009, other compensation includes $36,000 of auto allowance paid in 2009. During the year ended December 31, 2008, other compensation includes $283,082 of consulting fees paid to The RHL Group, Inc. For more information relating to the consulting agreement with The RHL Group, Inc., see Item 13 "Certain Relationships and Related Party Transactions, and Director Independence," $57,000 of auto allowance paid in 2008 (which includes $21,000 deferred in 2007), and approximately $40,000 of insurance premiums for 2008, including finance charges on the financing of the premium payments, on The RHL Group, Inc.'s Directors' & Officers' insurance policy, which supplements coverage under MMR's Directors' & Officers' policy.
  Mr. Allana received $122,078 and $114,300 in cash as salary for the years ended December 31, 2009 and 2008, respectively. We deferred payment of $10,275 and $84,720 for the years ended December 31, 2009 and 2008, respectively, until such payments could be made without jeopardizing our ability to continue as a going concern.
  During the year ended December 31, 2009, Mr. Allana was issued 707,016 shares of restricted common stock on August 6, 2009 with a grant date fair value of $84,842 as consideration for continuing to defer a portion of his salary. During the year ended December 31, 2008, Mr. Allana was issued 100,000 shares of restricted common stock on February 15, 2008 and 232,440 shares of restricted common stock on November 1, 2008 as consideration for continuing to defer a portion of his salary. The aggregate grant date fair value for restricted common stock issued in 2008 amounted to $17,324.
  During the year ended December 31, 2009, other compensation includes $41,450 in consulting fees for services rendered (paid on an hourly-fee basis) during the months of July through December 2009, when Mr. Allana's salary and time commitment were reduced to accommodate our cash situation, as well as $12,922 in interest earned on deferred compensation for 2009. During the fiscal year ended December 31, 2008, other compensation includes $15,000 in consulting fees for services rendered (paid on an hourly-fee basis) during the months of August through October 2008, when Mr. Allana's salary and time commitment were reduced to accommodate our cash situation. Of the $15,000 in fees, $3,750 were paid in cash and the balance of $11,250 remained unpaid as of December 31, 2008. Other compensation also includes $6,574 of interest earned on deferred compensation for 2008, as well as $10,000 of auto allowance (all of which was deferred).
  Mr. Teich, a key employee of the Company, received $105,750 and $81,625 in cash as salary for the years ended December 31, 2009 and 2008, respectively. We deferred payment of $2,693 and $20,000 for the years ended December 31, 2009 and 2008, respectively, until such payments could be made without jeopardizing our ability to continue as a going concern.
  During the year ended December 31, 2009, Mr. Teich was issued 410,000 shares of restricted common stock on August 6, 2009 with a grant date fair value of $49,200 as consideration for continuing to defer a portion of his salary. During the year ended December 31, 2008, Mr. Teich was issued 50,000 shares of restricted common stock on February 15, 2008 and 160,000 shares of restricted common stock on November 1, 2008 as consideration for continuing to defer a portion of his salary. The aggregate grant date fair value for restricted common stock issued in 2008 amounted to $9,100.

  During the year ended December 31, 2009, other compensation includes $18,011 in consulting fees for services rendered (paid on an hourly-fee basis) during the months of July through December 2009, when Mr. Teich's salary and time commitment were reduced to accommodate our cash situation, as well as $4,889 in interest earned on deferred compensation for 2009. During the year ended December 31, 2008, other compensation included $12,825 in consulting fees for services rendered (paid on an hourly-fee basis) during the months of June through October 2008, when Mr. Teich either received a reduced salary or did not receive a salary to accommodate our cash situation. Includes $5,188 of interest earned on deferred compensation for 2008, as well as a $2,000 auto allowance in 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by our named executive officers as of December 31, 2009.

Option/Warrant Awards
Equity Incentive
Plan Awards:
	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option/	Option/
	Unexercised	Unexercised		Warrant	Warrant
	Options (#)	Unearned		Exercise	Expiration
	Exercisable	Options (#)		Price ($)	Date
Robert Lorsch	11,745,983	-		$0.125	8/18/2014
President and	2,700,000	6,000,000		$0.125	1/27/2014
Chief Executive Officer
Naj Allana	164,087	-		$0.046	9/1/2011
EVP of Technology and			$
Product Development

There were no outstanding equity awards for Ingrid Safranek, Vice President of Finance and Chief Financial Officer and Richard Teich, a key employee of the Company, as of December 31, 2009.

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

We also have approved an employment agreement with our former Chief Financial Officer and Senior Vice President and current Executive Vice President Technology and Product Development, Naj Allana. Under the terms of his proposed agreement, Mr. Allana shall serve both as our Chief Financial Officer and Senior Vice President and as Chief Financial Officer, Senior Vice President and Chief Technical Officer of our wholly-owned subsidiary, MMR. The agreement provides for a base salary of $15,845 per month, subject to an upward increase. In addition to his base salary, Mr. Allana is entitled to receive a commission with respect to certain of our accounts.

Mr. Allana's employment agreement was effective until February 15, 2010 and automatically renews for successive 12 month periods unless terminated at least 120 days prior to the end of the term. If we terminate Mr. Allana's employment, other than for misconduct (as defined in the employment agreement), we would continue to pay Mr. Allana his monthly salary for the remainder of the then current term, or if done 120 days preceding the end of the term, then through the end of the next 12 month term.

On January 26, 2010, we entered into an employment agreement with Ingrid Safranek as our Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement is in effect until June 15, 2010, and shall automatically renew for successive one-year periods, unless extended or otherwise terminated at least 60 days prior to the end of the term.

If the Company terminates Ms. Safranek's employment, unless due to misconduct (as defined in the employment agreement), the Company must continue to pay Ms. Safranek her monthly salary for two (2) months, if such termination occurs within the first year of employment; for six (6) months, if such termination occurs between the first year and the last day of the second year of employment; and for twelve (12) months, if such termination occurs after the last day of the second year of employment. For purposes of clarification, a change in title or diminution of responsibilities, regardless of the level of materiality, shall not be considered a termination under the provisions of this Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of December 31, 2009, by:

  each of our current directors;

  each of our current executive officers named in the Summary Compensation Table;

  all of our current directors and executive officers as a group; and

  each person or entity (or group of affiliated persons or entities) who is known by us to own beneficially more than 5% of the outstanding shares of common stock.

	Number of Shares of Common
Name and Address of Beneficial Owner(1)	Stock Beneficially Owned (2)	Percentage
Directors and Named Executive Officers
Robert H. Lorsch (3)	56,656,668	28.0%
Hector V. Barreto, Jr. (4)	2,528,277	1.2%
David A. Boyden (5)	64,455	*
Douglas H. Helm (6)	72,512	*
George Rebensdorf (7)	2,670,044	1.3%
Bernard Stolar (8)	1,709,178	*
Jack Zwissig (9)	2,437,816	1.2%
Ingrid Safranek (10)	575,000	*
Naj Allana (11)	3,767,507	1.9%
All Executive Officers and Directors as a group	70,481,457	34.8%
(9 Persons) (12)

5% Stockholders
The RHL Group, Inc. (13)	44,347,444	21.9%
Robert H. Lorsch (14)	12,309,224	6.1%
David Loftus (15)	25,049,347	12.4%
Sherry Hackett (16)	13,727,778	6.8%

____________

  The business address of each director and executive officer listed is c/o MMR Information Systems, Inc., 2934@frac12; Beverly Glen Circle, Suite 702, Los Angeles, CA 90077.
  This table is based upon information supplied by officers, directors, principal stockholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 202,314,696 shares of common stock outstanding as of December 31, 2009. Shares of common stock subject to options, warrants and convertible notes exercisable or convertible within 60 days after December 31, 2009, are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
  Consists of (i) 12,309,224 shares of common stock held directly by Mr. Lorsch and 44,347,444 shares of common stock held directly by The RHL Group, which is wholly owned and controlled by Mr. Lorsch, (ii) a fully vested warrant held by Mr. Lorsch to purchase 706,605 shares of common stock and a fully vested warrant held by The RHL Group, to purchase 11,039,378 shares of common stock, and (iii) stock options held by Mr. Lorsch to purchase 8,700,000 shares of common stock that are vested and exercisable within 60 days after December 31, 2009.
  Includes 532,180 shares subject to options exercisable within 60 days after December 31, 2009.
  Includes 64,455 shares subject to options exercisable within 60 days after December 31, 2009.
  Includes 72,512 shares subject to options exercisable within 60 days after December 31, 2009.
  Includes 1,062,923 shares subject to options exercisable within 60 days after December 31, 2009.
  Includes 543,460 shares subject to options exercisable within 60 days after December 31, 2009.
  Includes 691,433 shares subject to options exercisable within 60 days after December 31, 2009.
  Includes 50,000 shares subject to options exercisable within 60 days after December 31, 2009.
  Includes 164,087 shares subject to options exercisable within 60 days after December 31, 2009.
  Includes 23,627,032 shares subject to options and warrants exercisable within 60 days after December 31, 2009.
  Includes a fully vested warrant to purchase 11,039,378 shares of common stock.
  Includes stock options to purchase 8,700,000 shares of common stock that are vested and exercisable within 60 days after December 31, 2009 and a fully vested warrant to purchase 706,605 shares of common stock.
  Share purchased in conjunction with the 12% Convertible Promissory Notes.
  Share purchased in conjunction with the 12% Convertible Promissory Notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Current Related-Person Transactions

Other than compensation agreements and other arrangements with our executive officers and directors and the transactions described below, during our last three fiscal years, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources- Description of Indebtedness" elsewhere in this prospectus for a description of certain of our debt financing transactions with The RHL Group. Our Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, and owns all of the capital stock of The RHL Group.

As disclosed above, we have also entered into a consulting agreement with The RHL Group, that provides for a monthly fee of $25,000 plus reimbursement of expenses including medical insurance.

During 2005 and 2006 we occupied space pursuant to a sublease from The RHL Group., pursuant to which we paid an aggregate $315,000 in rent in 2006. From August 2006 through August 2008, we leased space to The RHL Group at no cost at our former Santa Monica office space, which we have since vacated. Since August 2008, we occupied space pursuant to a sublease from Robert H. Lorsch, for which we paid $3,000 per month plus utilities. The original term of the lease expired on April 15, 2009, and was renewed on a month-to-month basis until May 31, 2009 when we moved to our new offices in Beverly Hills.

We have consulting agreements with our current directors Hector V. Barreto, Jr. and Bernard Stolar pursuant to which Mr. Barreto and Mr. Stolar provide marketing and strategic planning advice and actively seek strategic partnerships and alliances with other entities to market our products. Under the terms of these agreements, we pay Mr. Barreto and Mr. Stolar $50,000 a year payable monthly, and commissions equal to 1% of all revenue generated through their efforts. The agreement with Mr. Barreto is effective until August 2009 and the agreement with Mr. Stolar is effective until November 2009. In the past, both Mr. Barreto and Mr. Stolar have received shares of our common stock as consideration for deferral of payment. Each agreement will automatically renew each successive year until terminated by either party upon 30 days prior written notice.

MMR also has a consulting agreement, as amended, with The Rebensdorf Group, Inc., or TRGI, which is owned by our current director George Rebensdorf. Mr. Rebensdorf also serves as its Chief Executive Officer. Pursuant to the agreement, TRGI provides financial advisory services and assists in negotiations in connection with our efforts to raise funds through private placement transactions. In addition to the initial retainer fee of $30,000 we paid upon execution of the original letter agreement, we have agreed to pay TRGI (a) a $4,167 monthly retainer (commencing May 1, 2009), (b) for transactions with parties introduced by TRGI, a success fee equal to 8% of the value (payable 4% in cash, 4% in warrants), (c) for material assistance in closing transactions with parties not introduced by TRGI, an advisory fee equal to 2% of the value (payable in cash), and (d) an annual grant of 100,000 options, vesting monthly over two-years from the grant date, with an exercise price equal to fair market value on the grant date. Payment of the monthly retainer may be deferred, in which case it would be payable to TRGI pro rata upon payment of any other deferred management or consulting fees. The letter agreement, as amended, is effective until terminated by either party, with or without cause, upon 10 days prior written notice.

In connection with the execution of an addendum to the letter agreement with TRGI on May 21, 2009, we granted Mr. Rebensdorf stock options to acquire 100,000 shares of our common stock at an exercise price of $0.179 per share, which options vest monthly over 2 years and expire on May 21, 2014.

We also have an oral agreement with our current director Jack Zwissig to provide individual executive coaching services to our management team. Mr. Zwissig receives compensation in the form of stock as determined by our Board of Directors commensurate with the services performed. The agreement with Mr. Zwissig is on a month-to-month basis and continues until terminated by either party.

The Company incurred $73,868 and $51,025 during the year ended December 31, 2009 and 2008, respectively, towards marketing consulting services from Bernard Stolar, a director. Included in related party payables at December 31, 2009 and 2008 was $106,368 and $76,025, respectively, with respect to these services. In addition, on August 6, 2009, the Company granted the Mr. Stolar 1,200,000 options to purchase common stock in the company at an exercise price of $0.125 per share in consideration for consulting and other services. The options vest in eight quarterly installments beginning on the grant date.

The Company also incurred $76,000 and $50,000 during the year ended December 31, 2009 and 2008, respectively, towards marketing consulting services from Hector Barreto, a director. Included in related party payables at December 31, 2009 and 2008 was $15,500 and $75,000, respectively, with respect to these services. In the first quarter of 2009, the Company entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market the Company's product to its members. As of December 31, 2009, the Company has paid The Latino Coalition $16,000 as part of the agreement. In addition, on August 6, 2009, the Company granted Mr. Barreto 1,200,000 options to purchase common stock in the company at an exercise price of $0.125 per share in consideration for consulting and other services. The options vest in eight quarterly installments beginning on the grant date.

In August 2006, the Company entered into a month-to-month lease with The RHL Group for the use of furniture and art for the Company's offices, for a total of $1,000 per month which terminated on August 15, 2008. The Company incurred expenses of $0 and $7,500 during the year ended December 31, 2009 and 2008, respectively.

In August 2008, the Company entered into an eight month lease with its Chairman and Chief Executive Officer for the use of office space for a total of $3,000 per month plus a share of utilities. This lease was renewed in April 2009 on a month-to-month basis and terminated in May 2009.

In February 2006, the Company entered into a letter agreement with MyMedicalRecords.com.au, or MMR AU granting it a 10 year exclusive right to market and sell the Company's products and services in Australia and New Zealand. The controlling shareholder of MMR AU was, at the time of the signing of the initial letter agreement, a shareholder of the Company. This letter agreement was subsequently formalized in the form of a ten year license agreement in October 2007, at which time the controlling shareholder of MMR AU was no longer a shareholder of the Company. The Company terminated the license agreement on September 30, 2009.

The Company received $50,000 from MMR AU upon the signing of the letter agreement in February 2006 towards set up costs of the platform to be used by customers of MMR AU. The Company completed the setup of the platform for MMR AU in 2007, at which time it started to recognize this amount into revenue. The Company also received $150,000 in 2007 from MMR AU towards the minimum guarantee payment for years 2 and 3 of the license term. This amount has been deferred and is being recognized as income based on the number of months elapsed. On September 30, 2009 the license agreement was terminated and the balance remaining in deferred revenue of $32,082 was recognized as license fee revenue. During the year ended December 31, 2009 and 2008, the Company amortized $48,332 and $84,375, respectively, of these amounts as license fee and other revenues in the accompanying statement of operations. The Company has accounted for this transaction under ASC 605-025 (formerly EITF 00-21, "Revenue Arrangements with Multiple Deliverables").

The Company contracts with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a shareholder. For the years ended December 31, 2009 and 2008, the total expenses relating to this shareholder amounted to $369,405 and $132,877, respectively. In addition, the Company capitalized software development costs for the years ended December 31, 2009 and 2008, of $272,532 and $0, respectively. As of December 31, 2009, the total amounts due to the shareholder and included in related party payables amounted to $617,796.

On January 6, 2010, the Company entered into a settlement agreement with an MMR-Asia investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRIS and MMR products and services. Refer to the Guarantee provided by The RHL Group section within footnote 10, Commitments and Contingencies for further details. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor. The value of these shares, of $138,889, was included in related party payables as of December 31, 2009.

The Company incurred costs of $323,278 and $8,324 during the years ended December 31, 2009 and 2008, respectively, toward consulting services from Audit Prep Services, LLC. Michael T. Psomas, member of Audit Prep Services, LLC, is a shareholder of MMRIS. At December 31, 2009 the Company had $64,568 due to Audit Prep Services, LLC, which was recorded as a related party payable. At December 31, 2008, the Company had $8,324 due to Audit Prep Services, LLC, which was included in accounts payable. On March 8, 2009, the Company satisfied the payable of $8,324 to Audit Prep Services, LLC through the issuance of 100,000 options with a strike price of $0.175 to Mr. Psomas. On July 29, 2009, the Company issued an additional 304,826 options with a strike price of $0.125 and a value of $21,502 to Mr. Psomas in satisfaction of a portion of its liability to Audit Prep Services, LLC due at that time. All options vested immediately on the grant date. Additionally, on July 4, 2009 and September 4, 2009, the Company granted to Mr. Psomas 500,000 and 770,000 shares of common stock, respectively, valued at $137,000 in consideration for amounts due to Audit Prep Services, LLC at the times of issuance.

On September 16, 2009, we entered into a Licensing and Sales Commission Agreement, or the Licensing Agreement with E-Mail Frequency, LLC, which we refer to as the Licensor, and David T. Loftus, which we refer to as the Consultant. The License Agreement was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter

Ended September 30, 2009. Pursuant to the Licensing Agreement, we agreed to exclusively license from the Licensor the usage of the Licensor's direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data, or the Database. In addition, we engaged the services of the Consultant to assist in its use of the Database. Under the terms of the Licensing Agreement, we paid a $250,000 one-time consulting fee to the Consultant in the form of 2,777,778 shares of restricted common stock, which we refer to as the Consulting Fee. In addition to the Consulting Fee, we will pay the Licensor a percentage of actual revenue received by us from successful sales made pursuant to use of the Database. The Licensing Agreement has a five-year term, but may be terminated by us after the Licensing Agreement has been in effect for one year after the effective date of the Licensing Agreement. Upon such termination, we will be obligated to pay the Licensor its fees owed under the Licensing Agreement for the remainder of the term in addition to eight times the total fees paid to the Licensor over the last three months of use of the Licensing Agreement. The $250,000 one-time licensee fee was recorded as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Furthermore, during September and November 2009, the Company entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $600,000 and warrants to purchase the Company's common stock. On the dates of the investments, Mr. Loftus immediately converted the 12% Convertible Promissory Notes into shares of common stock and exercised the attached warrants and received a total 13,410,962 shares of common stock.

The securities above were issued to each of the foregoing in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and the rules promulgated thereunder. At the time of their issuance, the securities granted above are restricted securities for purposes of the Securities Act and the certificates representing such securities shall bear legends to that effect. The exercise/conversion prices of the securities described above were equal to the closing price of our common stock as of the date of grant.

Creditor Plan Warrants

Pursuant to the terms and conditions of the Creditor Plan, on January 27, 2009, we issued warrants to acquire 9,999,992 shares of our common stock at an exercise price of $0.12 per share, which expire on January 26, 2014 to certain of our former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. This includes warrants to acquire an aggregate 4,222,834 shares of our common stock at an exercise price of $0.12 per share, which expire on January 26, 2014 to John Longenecker, Ph.D, Tamara Seymour, and Dan Gold our former Chief Executive Officer, former Chief Financial Officer and formed Chief Scientific Officer, respectively.

Director Independence

Although our common stock is no longer listed on the NASDAQ Global Market, our Board of Directors determined that each of the following directors would be deemed "independent" under NASDAQ Stock Market LLC rules: Messrs. Barreto, Boyden, Helm, Rebensdorf, Stolar and Zwissig. These persons represent a majority of our Board of Directors. Mr. Lorsch, the Chairman of our Board and our President and Chief Executive Officer would not be deemed independent. Messrs Stolar, Barreto and Rebensdorf are members of our Compensation Committee and Mr. Barreto is the Chairman. Messrs. Helm, Zwissig and Rebensdorf are members of our Nominating and Corporate Governance Committee and Mr. Helm is the Chairman. Messrs. Stolar, Barreto and Rebensdorf are members of our Audit Committee but would not be deemed to be independent under the more stringent independence requirements for Audit Committee members set forth in NASDAQ Stock Market LLC Rule 5605(2). Mr. Stolar is Chairman of the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed for the fiscal years ended December 31, 2008 and 2009, by SingerLewak LLP. As previously disclosed, on December 22, 2009, our Audit Committee elected to dismiss SingerLewak LLP and engage Rose, Snyder & Jacobs as our independent registered public accounting firm. Rose, Snyder & Jacobs performed the audit of our financial statements for the years ended December 31, 2008 and 2009 included elsewhere in this form 10-K, and had no billings during the year ended December 31, 2009. All fees described below were approved by the Audit Committee pursuant to our pre-approval policy discussed below.

	Fiscal Year Ended (in thousands)
	2008	2009
Audit Fees:
Audit of Financial Statements	$107	$198
Quarterly Reviews	-	231
SEC Filings, includes review of 8-K filings,
comfort letters, consents and comment letters	-	97
Total Fees	$107	$526

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof and incorporating by reference pages F-1 through F-28 hereto.

(2) Financial Statement Schedules.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements and notes thereto.

(3) Exhibits.

Exhibit Number	Exhibit Description

2.1	† Agreement and Plan of Merger and Reorganization, dated as of November 8, 2008, by and among Favrille, Inc., Montana Merger Sub, Inc. and mymedicalrecords.com, Inc. (incorporated by reference to Exhibit 2.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

2.2	Form of Voting Agreement, dated as of November 8, 2008, by and among Favrille, Inc. and certain stockholders of mymedicalrecords.com, Inc. (incorporated by reference to Exhibit 2.2 of the registrant's current report on Form 8-K filed on November 13, 2008)

3.1	Amended and Restated Certificate of Incorporation, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed on February 2, 2009)

3.2	Certificate of Amendment of Certificate of Incorporation of MMR Information Systems, Inc., dated as of July 10, 2009 (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on July 13, 2009)

3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on February 2, 2009)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on October 9, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on May 11, 2004)

4.2	Amended and Restated Investor Rights Agreement dated March 26, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.3	Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.4	Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.4 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.5 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.6	Securities Purchase Agreement dated February 12, 2007, by and among registrant and certain investors (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on February 13, 2007)

4.7	Warrant to purchase 250,000 shares of common stock dated December 19, 2006 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.8	Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.2 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.9	Amendment No. 1 to Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited dated August 10, 2007 (incorporated by reference to Exhibit 4.11 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2007)

4.10	Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.6 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.11	Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to Oxford Finance Corporation (incorporated by reference to Exhibit 4.7 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.12	Form of Warrant issued to investors in November 2007 registered direct offering (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on November 5, 2007)

4.13	Placement Agent Agreement dated November 2, 2007, by and between registrant and Lazard Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the registrant's current report on Form 8-K filed on November 5, 2007)

4.14	Warrant to purchase 10,000 shares of common stock dated April 8, 2008 issued to Porter Novelli Life Sciences, LLC (incorporated by reference to Exhibit 4.13 of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2

4.15	Form of Warrant issued pursuant to the Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent (incorporated by reference to Exhibit 4.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.1	Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

10.2	2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4A of the registrant's annual report on Form 10-K for the year ended December 31, 2006)

10.3	Form of Stock Option Agreement to the 2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.4	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference to Exhibit 10.4 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.5	Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

10.6	Security Agreement dated July 31, 2007 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.6 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.7	Second Amended and Restated Secured Promissory Note dated August 1, 2008 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.7 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.8	Allonge to RHL Group Promissory Note and Security Agreement dated January 27, 2009 by and between mymedicalrecords.com, Inc. and The RHL Group, Inc. (incorporated by reference to Exhibit 10.8 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.9	Form of Indemnity Agreement for the registrant's directors and executive officers (incorporated by reference to Exhibit 10.9 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.10	Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Robert H. Lorsch (incorporated by reference to Exhibit 10.10 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.11	Form of Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Naj Allana (incorporated by reference to Exhibit10.11 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.12	Amended and Restated Consulting Agreement dated as of January 27, 2009 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.12 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.13	Marketing and Strategic Planning Agreement dated August 24, 2006 by and between MMR and Hector V. Barreto, Jr. (incorporated by reference to Exhibit 10.13 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.14	Marketing and Strategic Planning Agreement dated November 23, 2005 by and between MMR and Bernard Stolar (incorporated by reference to Exhibit 10.14 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.15	Letter Agreement dated December 28, 2007 by and between MMR and The Rebensdorf Group, Inc. (incorporated by reference to Exhibit 10.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.16	Letter Agreement dated as of December 30, 2008 by and between MMR and Richard Teich (incorporated by reference to Exhibit 10.16 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.17	Third Amended and Restated Secured Promissory Note dated April 29, 2009 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.18	Secured Credit Restructuring Agreement dated April 29, 2009, by and between the registrant, MMR, The RHL Group, Inc. and Robert H. Lorsch (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.19	Guaranty dated April 29, 2009, made by the registrant in favor of The RHL Group, Inc. (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.20		Addendum dated May 21, 2009 to the Letter Agreement with The Rebensdorf Group, Inc. dated December 27, 2007 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 27, 2009)

10.21		** Stock Option Agreement dated August 6, 2009, by and between MMR Information Systems, Inc. and Robert H. Lorsch (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.22		Waiver Agreement, dated August 18, 2009, by and among MMR Information Systems, Inc., MyMedicalRecords, Inc., and The RHL Group, Inc. (incorporated by reference to Exhibit 10.2 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.23		** Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of Robert H. Lorsch (incorporated by reference to Exhibit 10.3 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.24		Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of The RHL Group, Inc. (incorporated by reference to Exhibit 10.4 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.25		† Licensing and Sales Commission Agreement, dated September 16, 2009, by and among MMR Information Systems, Inc., E-Mail Frequency, LLC and David T. Loftus (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on November 16, 2009)

10.26		† *Cooperation Agreement dated January 4, 2010, by and among MMR Information Systems and Unis-TongHe Technology (Zhengzhou) Co., Ltd.

10.27		† *Letter agreement dated January 4, 2010, with regard to the UNIS-TongHe Medical Technology Service Group (Henan) Co., Ltd. Cooperation Agreement, by and among MMR Information Systems and Unis-TongHe Technology (Zhengzhou) Co., Ltd.

10.28		† * Master Services Agreement dated March 22, 2010, by and among MMR Information Systems and Chartis International LLC.

10.29		* Employment Agreement dated as of January 26, 2010 by and among MMR Information Systems and Ingrid Safranek

10.30		* Amendment No. 1, dated March 5, 2010, to that Stock Option Agreement, dated August 6, 2009, by and between MMR Information Systems, Inc., and Robert H. Lorsch.

16.1		Letter re: Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 of the registrant's current report on Form 8-K/A filed on January 5, 2010)

21.1		Schedule of Subsidiaries (incorporated by reference to Exhibit 21.1 of the registrant's current report on Form 8-K filed on February 2, 2009)

23.1		* Consent of Rose, Snyder & Jacobs, Independent Registered Public Accounting Firm

24.1		Power of Attorney (included in the signature pages hereof)

31.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

	†	The Company has requested confidential treatment with respect to portions of this exhibit.
	*	Filed herewith.
	**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 31st day of March 2010.

MMR INFORMATION SYSTEMS, INC.

By: /s/ Robert H. Lorsch
Name: Robert H. Lorsch
Title: Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roberth H. Lorsch and Ingrid G. Safranek, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Lorsch Robert H. Lorsch	Chairman, President and Chief Executive Officer	March 31, 2010
/s/ Ingrid G. Safranek Ingrid G. Safranek	Chief Financial Officer (principal financial and accounting officer)	March 31, 2010
/s/ Hector Barreto, Jr.	Director	March 31, 2010
Hector V. Barreto, Jr.
/s/ David Boyden	Director	March 31, 2010
David Boyden.
/s/ Douglas H. Helm	Director	March 31, 2010
Douglas H. Helm
/s/ George Rebensdorf	Director	March 31, 2010
George Rebensdorf
/s/ Bernard Stolar	Director	March 31, 2010
Bernard Stolar
/s/ Jack Zwissig	Director	March 31, 2010
Jack Zwissig

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MMR Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of MMR Information Systems, Inc. (a Delaware corporation) and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMR Information Systems, Inc. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended December 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Rose, Snyder & Jacobs

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

March 29, 2010

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$487,766	$75,779
Accounts receivable	29,402	6,928
Related party receivables	-	22,057
Prepaid expenses and other current assets	612,137	82,471
Total current assets	1,129,305	187,235

Property and equipment, net	36,737	47,050
Deposits	7,665	1,885
Advances due from related party	-	100,000
Intangible assets, net	450,457	128,484
Total assets	$1,624,164	$464,654

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$940,620	$822,520
Advances from affiliate	-	701,322
Related party payables	1,537,605	513,688
Compensation payable	10,943	58,188
Severance liability	620,613	-
Accounts payable and accrued expenses	2,979,222	944,438
Deferred revenue	-	189,824
Warrant liability	88,998	-
Derivative liability	1,534,824	-
Conversion feature liability	91,828	-
Convertible notes payable	166,937	-
Notes payable, current portion	325,343	-
Capital leases payable, current portion	10,302	6,929
Total current liabilities	8,307,235	3,236,909

Notes payable, less current portion	125,000	-
Capital leases payable, less current portion	8,484	16,151
Total liabilities	8,440,719	3,253,060

Commitments and contingencies (See Note 10)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 173,689,343 and 80,629,266 shares issued and outstanding as of December 31, 2009 and 2008, respectively	173,689	80,629
Treasury stock, at cost, 0 and 1,145,324, shares as of December 31, 2009 and 2008, respectively	-	(16,860)
Additional paid-in capital	14,458,052	8,300,460
Accumulated deficit	(21,448,296)	(11,152,635)
Total stockholders' deficit	(6,816,555)	(2,788,406)
Total liabilities and stockholders' deficit	$1,624,164	$464,654

The accompanying notes are an integral part of these financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2009	2008

Revenues
Subscriber	$397,798	$280,572
License fees and other	221,451	170,783
Total revenues	619,249	451,355
Cost of revenues	456,456	409,900
Gross profit	162,793	41,455
General and administrative expenses	5,440,545	2,108,063
Sales and marketing expenses	1,402,870	914,162
Technology development	269,270	143,031
Loss from operations	(6,949,892)	(3,123,801)
Gain on settlement of payables	89,170	-
Change in valuation of derivative liabilities	633,626	-
Interest and other finance charges, net	(4,068,565)	(398,675)
Net loss	$(10,295,661)	$(3,522,476)
Deemed dividend to preferred shareholders	-	(35,620)
Net loss available to common shareholders	$(10,295,661)	$(3,558,096)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.08)	$(0.06)

Weighted average common shares outstanding:
Basic and Diluted	132,311,386	60,911,929

The accompanying notes are an integral part of these financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2009

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2007, as restated in terms of Favrille, Inc.	-	$-	60,155,691	$60,155	(14,482,453)	$-	$7,183,683	$(7,594,539)	$(350,701)

Issuance of Common Stock for cash, net of expenses of $2,548			1,538,702	1,539			619,508		621,047
Issuance of Common Stock as an incentive			1,538,702	1,539			34,081	(35,620)	-
Common shares issued for services			15,469,969	15,470			382,469		397,939
Issuance of shares, including Treasury Stock, to related party
as consideration for renewal of line of credit			1,926,202	1,926	14,482,453	-	48,074		50,000
Issuance of options replacing shares previously issued					(1,145,324)	(16,860)	16,860		-
Stock based compensation							15,785		15,785
Net loss								(3,522,476)	(3,522,476)

Balance at December 31, 2008, as restated in terms of Favrille, Inc.	-	-	80,629,266	80,629	(1,145,324)	(16,860)	8,300,460	(11,152,635)	(2,788,406)

Reverse merger with Favrille, Inc.			41,254,550	41,255			441,346		482,601
Shares issued to RHL Group for extension of guarantee			328,174	328			4,672		5,000
Stock options exercised by RHL Group as a reduction of line of credit			2,461,298	2,461			110,759		113,220
Shares and warrants issued to Robert Lorsch and RHL Group			2,941,321	2,941			1,511,283		1,514,224
Common stock sold			84,326	84			3,795		3,879
Reclassification of warrants and options to derivative liabilities							(2,222,698)		(2,222,698)
Shares issued to replace options previously issued			57,263	57	1,145,324	16,860	(15,451)		1,466
Shares issued for services, liability deferral and reduction of liabilities			13,049,774	13,050			1,314,950		1,328,000
Convertible debt issuance, conversion and warrant exercises			26,219,265	26,219			3,359,756		3,385,975
Stock option exercises			6,289,106	6,290			306,794		313,084
Warrant exercises			375,000	375			33,000		33,375
Stock based compensation							887,577		887,577
Warrants issued for services							421,809		421,809
Net loss								(10,295,661)	(10,295,661)

Balance at December 31, 2009	-	$-	173,689,343	$173,689	-	$-	$14,458,052	$(21,448,296)	$(6,816,555)

The accompanying notes are an integral part of these financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS

	Year Ended
	December 31,
	2009	2008
Operating activities:
Net loss	$(10,295,661)	$(3,522,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,163	148,777
Impairment of intangible assets	-	197,000
Common stock issued as consideration for extension of guarantee	5,000	-
Common stock issued as replacement of options previously issued	1,466	-
Change in valuation of derivative liabilities	(633,626)	-
Warrants issued for services	1,491,781	-
Restricted common stock issued for services	440,279	397,939
Share based compensation	887,577	15,785
Interest expense on convertible debt	1,951,522	-
Gain on settlement of payables	(89,170)	50,000
Loss from disposal of property and equipment	2,237	2,996
Loss on stock settlement of liabilities	220,792	-
Loss on write-off of advances due from related party	100,000	-
Loan commitment fee amortization	200,000	-
Effect of changes in:
Accounts receivable	(22,474)	17,428
Related party receivables	22,057	(21,057)
Prepaid expenses and other current assets	180,105	57,042
Deposits	(5,780)	51,452
Related party payables	1,304,916	258,047
Compensation payable	13,139	20,375
Accounts payable and accrued expenses	1,920,521	483,537
Deferred revenue	(189,824)	59,638
Deferred rent	-	(6,344)
Net cash used in operating activities	(2,416,980)	(1,789,861)

Investing activities:
Purchase of property and equipment	(9,441)	(3,566)
Cash acquired from reverse merger with Favrille, Inc.	1,050,506	-
Patents	(107,087)	-
Investment in MMRPro	(275,533)	-
Proceeds from sales of property and equipment	-	2,226
Net cash provided by (used in) investing activities	658,445	(1,340)

Financing activities:
Payments on capital lease	(6,929)	(6,261)
Proceeds from line of credit, related party	211,000	539,422
Proceeds from issuance of note payable	125,000	-
Proceeds from issuance of convertible notes payable	1,373,000	-
Proceeds from advances from affiliate	-	701,322
Proceeds from exercise of stock options	76,316	-
Proceeds from warrant exercises	388,256	-
Issuance of common stock, net of issuance costs	3,879	621,047
Net cash provided by financing activities	2,170,522	1,855,530
Net increase in cash	411,987	64,329
Cash, beginning of period	75,779	11,450
Cash, end of period	$487,766	$75,779

Supplemental disclosures of cash flow information:
Cash paid for interest	$901	$18,616
Cash paid for income taxes	$1,989	$800
Supplemental disclosure of non-cash investing and financing activities:
Payment of accounts payable through issuance of notes payable	$139,355	$-
Capitalized loan commitment fees payable	$230,000	$-
Payment of accounts payable and loan origination fee through issuance of warrants	$61,880	$-
Conversion of convertible notes payable into common stock	$1,193,000	$-
Establishment of derivative liabilities	$2,523,159	$-
Payment of related party line of credit and accounts payable through issuance of common stock	$1,115,983	$50,000
Prepayment for services through issuance of common stock	$499,130	$-

The accompanying notes are an integral part of these financial statements

MMR INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On January 27, 2009, MMR Information Systems, Inc.. or MMRIS, (formerly known as Favrille, Inc.), a Delaware corporation formed in January 2000, and hereinafter referred to as the Company) consummated a transaction with MyMedicalRecords, Inc. (formerly known as mymedicalrecords.com, Inc., a Delaware corporation formed in 2005, or MMR) through a merger of a wholly-owned subsidiary of MMRIS with and into MMR pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated November 8, 2008, or the Merger). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR was cancelled and the former stockholders of MMR received an aggregate of 79,812,116 shares of MMRIS common stock. In addition, MMRIS assumed the obligations of MMR under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represented the right to receive an aggregate 12,787,080 shares of MMRIS common stock at the effective time of the Merger. In connection with the Merger, MMR became a wholly-owned subsidiary of the Company, with the former stockholders of MMR collectively owning shares of the Company's common and preferred stock representing approximately 60.3% of the voting power of the Company's outstanding capital stock.

For accounting purposes, the Merger was treated as a reverse acquisition with MMR being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR. The results of operations for MMRIS are included in the Company's consolidated financial results beginning on January 27, 2009.

The presentation of consolidated statements of stockholders' deficit reflects the historical stockholders' deficit of MMR through January 26, 2009. The effect of the issuance of shares of MMRIS common stock in connection with the Merger and the inclusion of MMRIS's outstanding shares of common stock at the time of the Merger on January 27, 2009 is reflected in the year ended December 31, 2009.

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

Principles of Consolidation

The consolidated financial statements include the accounts of MMRIS, and its wholly-owned subsidiary MMR. All intercompany transactions have been eliminated upon consolidation.

Basis of Presentation and Going Concern

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

On July 1, 2009, MMRIS adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 105-10 (formerly Statement of Financial Accounting Standards, or SFAS, No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the sole source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates, or ASU's. The ASC is effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted ASC 105-10 during the year ended December 31, 2009 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

Going Concern

As of December 31, 2009, the Company's current liabilities exceeded its current assets by $7.2 million. Furthermore, during the year ended December 31, 2009, the Company incurred losses of $10.3 million.

At December 31, 2009 and December 31, 2008, the Company had $487,776 and $75,779, respectively, in cash and cash equivalents. Historically, the Company issued capital stock and received funds from The RHL Group, Inc. (a significant shareholder wholly-owned by the Company's Chairman and Chief Executive Officer) to operate its business. Although, the Company received additional funding from The RHL Group pursuant to the Third Amended and Restated Note dated April 29, 2009, it nevertheless will still be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which note payable had a balance of $1,545,767 at December 31, 2009.

As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group (see Note 3). At December 31, 2009, there was approximately $1,450,000 available under The RHL Group line of credit. Additionally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base and sell MMR Pro products to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

If the Company is unable to utilize its available line of credit with The RHL Group, or obtain suitable alternative debt financing, it may adversely affect the Company's ability to execute its business plan and continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets, valuation of derivative liabilities and stock-based compensation. These estimates are based on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements ) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2008 and 2009, the carrying value of accounts receivable, related party payables and receivables, deposits, accounts payable and accrued expenses, compensation payable, severance liabilities, and deferred revenues approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

The Company utilizes ASC 820-10 for valuing financial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. ASC 820-10 does not require any new fair value measurements.

ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

In determining the appropriate fair value of the option, warrant and conversion feature liabilities, the Company used Level 3 inputs for its valuation methodology. The Company applied the Black-Scholes model to value the derivative, option, warrant and conversion feature liabilities. See Note 12 for the inputs used in the Black-Scholes option valuation model.

	Fair Value	Fair Value Measurements at December 31, 2009
	as of	Using Fair Value Heirarchy
Financial Instruments	December 31, 2009	Level 1	Level 2	Level 3

Liabilities:
Warrant liability	$88,998	$-	$-	$88,998
Derivative liability	1,534,824	-	-	1,534,824
Conversion feature liability	91,828	-	-	91,828
Total	$1,715,650	$-	$-	$1,715,650

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

(f) INTANGIBLE ASSETS

Intangible assets are comprised of website development costs, domain names and patents. The Company accounts for website development costs in accordance with ASC 350-50 (formerly Emerging Issues Task Force ("EITF") No. 00-2, "Accounting for Website Development Costs") and ASC 985-20 (formerly SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed"). Pursuant to ASC 350-50 and 985-20, the Company capitalizes internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, the Company evaluates the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. During the year ended December 31, 2008, we concluded that our capitalized website development costs were impaired by $197,000, which has been included in general and administrative expenses in the accompanying statements of operations. During the year ended December 31, 2009, there were no impairment charges recorded.

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

Website Development Costs: 5 Years

Domain Name: 5 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

The Company accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30 (formerly SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"). ASC 350-30 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If it is determined that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent of the difference between the fair value and the asset's carrying amount. The Company had no impairment charges during the years ended December 31, 2009 and 2008.

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

(i) INCOME TAXES AND UNCERTAIN TAX POSITIONS

The Company accounts for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109, "Accounting for Income Taxes"). The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

(j) ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense for the periods ended December 31, 2009 and 2008 was $808 and $22,960, respectively.

(k) SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with ASC 718-20 (formerly SFAS No. 123(R), "Share Based Payments"). The Company applies ASC 718-20 in accounting for stock-based awards issued to employees in order to recognize compensation expense related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions are determined at the time of grant. Grants of stock options during the years ended December 31, 2009 and 2008 were valued using the following assumptions.

	Years Ended December 31,
	2009	2008

Expected life in years	4.58 - 5.00	0.38
Stock price volatility	104.43 - 104.72%	65.93%
Risk free interest rate	2.16% - 2.73%	0.49%
Expected dividends	None	None
Forfeiture rate	0%	0%

The assumptions used in the Black-Scholes models are based upon the following data: (1) The Company uses the contractual life of the underlying non-employee warrants as the expected life; the expected life of the employee options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. (2) In the absence of an extensive public market for the Company's shares, the expected stock price volatility of the underlying shares over the expected term of the option or warrant was taken at approximately the mid-point of the range of historical volatilities of similar companies at the various grant dates. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options or warrants. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

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

All potential common shares were excluded from the computation of diluted net loss per common share for the years ended December 31, 2009 and 2008 because they were anti-dilutive due to the Company's net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 54,647,822 shares for the year ended December 31, 2009 and 12,130,784 shares for the year ended December 31, 2008.

(m) RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and presented as technology development in the accompanying consolidated statements of operations. Costs for software development relating to our website incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives.

(n) CONCENTRATIONS

For the year ended December 31, 2009 and 2008, there were four and three customers, respectively, representing a combined 75.2% and 70.3%, respectively, of the Company's revenue.

(o) RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements.  The ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company's financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. The Company is currently evaluating the impact of this standard on the Company's financial statements.

In June 2009, the FASB issued additional guidance related to ASC 860, Transfers and Servicing, which seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. ASC 860 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation of ASC 860, but does not expect the adoption to have a material impact on its financial statements.

In June 2009, the FASB issued additional guidance related to ASC 810, Consolidation, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 also amends FASB Interpretation No 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation of ASC 810, but does not expect the adoption to have a material impact on its financial statements.

In May 2009, the FASB issued additional guidance related to ASC 855, Subsequent Events. ASC 855 establishes that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events. The Company adopted ASC 855 for the period ending June 30, 2009. The required disclosures are included in Note 16, "Subsequent Events".

In April 2009, the FASB issued additional guidance related to ASC 820, Fair Value Measurements and Disclosures. ASC 820 provisions define fair value, establish a framework for measuring fair value and expand disclosure requirements. The new guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. The Company adopted the new guidance for the period ending June 30, 2009, and it did not have a material impact on the Consolidated Financial Statements. The required disclosures are included in Note 2, "Fair Value of Financial Instruments".

In April 2009, the FASB issued additional guidance related to ASC 825, Financial Instruments. ASC 825 establishes additional disclosure requirements of fair values for certain financial instruments in the interim financial statements. The Company adopted the new guidance for the period ending June 30, 2009. The required disclosures are included in Note 2, "Fair Value of Financial Instruments".

3. RELATED PARTY NOTE PAYABLE

On July 31, 2007, MMR entered into a promissory note agreement and a security agreement with The RHL Group, a corporation wholly owned by Robert H. Lorsch, the Chairman and CEO of the Company, to borrow up to $100,000 under a revolving line of credit. This agreement was subsequently superseded by an amended and restated promissory note on August 23, 2007 under the terms of which the line amount was increased to $1 million. On April 29, 2009, the Company agreed to restructure MMR's secured credit facility with The RHL Group and entered into a Secured Credit Restructuring Agreement with MMR, The RHL Group and Mr. Lorsch, or the Restructuring Agreement. MMR issued The RHL Group a Third Amended and Restated Note, or the Third Amended Note, and the Company agreed to guaranty MMR's obligations under the Third Amended Note.

The Third Amended Note amends and restates the previous The RHL Group note, matured November 30, 2009, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the previous note) by the Security Agreement. Although the reserve credit line has been increased to $3,000,000, The RHL Group is only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. The RHL Group Note payable had a balance of $1,545,767 at December 31, 2009. The components of the Group Note payable and the related balance sheet presentation as of December 31, 2009 are: (1) $940,620, which is included in the line of credit, related party payable; (2) $295,484, which is related to credit card charges and a vendor guaranty, is included in accounts payable and accrued expenses; and (3) $309,663, which is related to deferred salary and consulting expenses is included in related party payables. The RHL Group was due to receive, as an origination fee, a promissory note for $200,000, bearing interest at 10% per annum and due on demand. On August 17, 2009, the Company paid the $200,000 origination fee by granting 2,800,000 shares of common stock to The RHL Group with a value of $364,000 and recorded a loss on issuance of $164,000. The origination fee was recorded as a deferred financing cost and is being amortized over the Third Amended Note maturity period. As of December 31, 2009, the remaining unamortized origination fee was $0, and the Fee of $200,000 is included in interest expense for the year ended December 31, 2009.

Total interest expense on this note for the year ended December 31, 2009 and 2008 amounted to $327,110 and $62,442, respectively. The unpaid interest balance as of December 31, 2009 and December 31, 2008 was $45,155 and $24,963, respectively.

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

On August 18, 2009, the Company and The RHL Group entered into a Waiver Agreement, pursuant to which, in consideration of The RHL Group's waiver of MMR's payment default under the Third Amended Note, the Company granted to The RHL Group a warrant to purchase an aggregate of 11,039,378 shares of the Company's common stock, with an exercise price equal to $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant. Under the Waiver Agreement, The RHL Group agreed to waive MMR's payment default until August 31, 2009, which waiver period will automatically continue until The RHL Group notifies MMR otherwise. As of December 31, 2009, MMR was in compliance with its financial covenants under the terms of the Third Amended Note.

The RHL Note matured on November 30, 2009. The Company is currently in negotiations with The RHL Group for renewal of the agreement.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following.

	December 31,	December 31,
	2009	2008

Prepaid consulting fees from issuance of common stock	$380,395	$-
Prepaid insurance	183,710	41,183
Deferred financing costs	-	29,167
Loan origination fee settled through issuance of warrants	21,250	-
Prepaid trade shows	18,451	8,750
Prepaid rent from issuance of common stock	6,900	-
Prepaid other	1,431	3,371

Total prepaid expenses and other current assets	$612,137	$82,471

5. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, at December 31, 2009 and 2008 consisted of the following.

	December 31,	December 31,
	2009	2008

Furnitures and fixtures	$3,170	$3,170
Computers and related equipment	85,395	81,708

	88,565	84,878

Less: accumulated depreciation and amortization	(51,828)	(37,828)

	$36,737	$47,050

Included in computers and related equipment at December 31, 2009 and 2008 are assets under capital leases of $28,565. Included in accumulated depreciation and amortization at December 31, 2009 and 2008 is $17,085 and $11,372, respectively, related to assets under capital leases. Amortization expense related to assets under capital leases for the years ended December 2009 and 2008 amounted to $5,713. Total depreciation expense was $17,517 and $17,935 for the years ended December 31, 2009 and 2008, respectively.

6. INTANGIBLE ASSETS

Intangible assets as of December 31, 2009 and 2008 consisted of the following.

	Years Ended
	December 31,	December 31,
	2009	2008

Website development	$644,212	$644,212
MMR Pro website development	275,533	-
Patents	107,087	-
Domain name	10,000	10,000

	1,036,832	654,212

Less: accumulated amortization	(389,375)	(328,728)
Reserve for impairment	(197,000)	(197,000)

	$450,457	$128,484

Amortization expense for the years ended December 31, 2009 and 2008 amounted to $60,647 and $130,843, respectively. The Company is in the process of evaluating the patents' estimated useful life and will begin amortizing the patents when they are brought to the market. Estimated amortization expense for each of the next five succeeding years and thereafter is as follows:

Year Ending December 31,
2010	$76,157
2011	84,841
2012	62,974
2013	55,107
2014	55,107
Thereafter	116,271
Total	$450,457

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,	December 31,
	2009	2008

Accounts payable and accruals	$2,414,438	$916,596
Accounts payable and accruals from Favrille Merger	532,505	-
Accrued vacation	18,502	27,842
Interest payable	13,777	-

Total accounts payable and accrued expenses	$2,979,222	$944,438

8. ADVANCES FROM AFFILIATE

On October 1, 2008, Favrille advanced MMR $100,000 pursuant to a promissory note dated September 30, 2008, which was to be used solely for paying MMR's out of pocket expenses incurred in connection with the Merger. On November 10, 2008 (the first business day after execution of the Merger Agreement), Favrille advanced MMR an additional $500,000 pursuant to a promissory note issued by MMR to Favrille, and on December 22, 2008 an additional $100,000 pursuant to promissory notes issued by MMR to Favrille in each case, solely for MMR's use in paying its out of pocket expenses incurred in connection with the Merger and its operating expenses. As of December 31, 2008, the total notes payable outstanding from Favrille amounted to $701,322, which included accrued interest of $1,322.

Subsequent to the year ended December 31, 2008, the Company borrowed an additional $35,000 and $50,000 on January 8, 2009 and January 15, 2009, respectively, under the same terms as the aforementioned promissory notes.

Principal outstanding under the Promissory Notes accrued interest at the applicable federal rate of interest per annum, or the maximum rate permissible by the laws in California relating to permissible rates of interest on commercial loans, whichever is less. Pursuant to the terms of the Merger Agreement, upon occurrence of the Merger, the principal and interest under the Promissory Notes was automatically treated as a contribution to capital to MMR and the Promissory Notes were fully discharged.

9. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended December 31,
	2009	2008

Federal statutory rate	-34.00%	-34.00%
State tax, net of federal benefit	-5.20%	-5.71%
Non-deductible items	3.68%	0.62%
Valuation allowance	35.52%	39.12%
Effective income tax rate	0.00%	0.03%

Significant components of deferred tax assets and (liabilities) are as follows:

	Years Ended December 31,
	2009	2008
Net operating loss carryforwards	$7,693,049	$4,565,404
Depreciation and amortization	(27,058)	(1,924)
Share based compensation	870,409	39,793
State tax and other	(595,704)	(320,033)
Deferred tax assets, net	7,940,696	4,283,240
Less: valuation allowance	(7,940,696)	(4,283,240)
	$-	$-

The Company files income tax returns in the United States ("Federal") and California ("State") jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since it's inception.

At December 31, 2009, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of $17,978,844 and $17,876,046, respectively. These carry forwards will begin to expire in the years ending December 31, 2025 and December 31, 2015, respectively. These net operating losses may be subject to various limitations on utilization based on ownership changes under Internal Revenue Code Section 382 as a result of the Merger, and the Company is in the process of evaluating the impact of this before any losses are used to offset future taxable income.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At December 31, 2009, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. According, the Company has recorded a $7,940,696 valuation allowance, or 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2009.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. There is no interest or penalties accrued as of December 31, 2009.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction Open Tax Years

Federal 2005 - 2009

California State 2005 - 2009

As the Company has significant net operating loss carryforwards, even if certain of the Company's tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

10. COMMITMENTS AND CONTIGENCIES

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2011. Total rent expense for the year ended December 31, 2009 and 2008 was $64,850 and $179,335, respectively. Future minimum lease payments as of December 31, 2009, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ended	Operating	Capital
December 31,	Leases	Leases

2010	$-	$11,594
2011	-	8,959
Total minimum lease payments	$-	20,553
Less interest portion		(1,767)
		$18,786

In April 2009, the Company renewed its lease with its Chairman and Chief Executive Officer on a month-to-month basis for use of office space for a total of $3,000 per month. The Company terminated this lease in May 2009.

Effective May 1, 2009, the Company entered into a lease agreement to lease additional office space in Beverly Hills, California. The lease is month-to-month and requires a monthly payment of $7,667 commencing in June 2009.

Guarantee provided by The RHL Group

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, the Company entered into an agreement to invest $250,000 in a joint venture with the investor to establish an entity to market and sell the Company's services in the countries of Japan, China, Korea, Taiwan and Thailand. The Company has paid $100,000 to date of this amount which the Company has expensed during the year ended December 31, 2009 as the Company has since terminated its relationship with the investor. To date, no joint venture has been formalized or incorporated and no operations have commenced. In September 2007, The RHL Group, provided the investor with a guarantee that the Company would meet its obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR common stock, which became 328,174 shares of MMRIS common stock upon the closing of the Merger, valued at approximately $5,000. This expense has been reflected in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. On January 6, 2010, the Company entered into a settlement agreement with the investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRIS and MMR products and services. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor in January 2010.

Guarantee provided by Robert H. Lorsch

On August 17, 2009, Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President, agreed to guarantee $282,641in payments due to a vendor for services rendered to the Company. On August 17, 2009, in consideration of a personal guaranty given by Mr. Lorsch, the Company granted Mr. Lorsch (i) a warrant to purchase 706,605 shares of Company common stock, at an exercise price of $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant, and (ii) 141,321 shares of Company common stock with a value of $18,372.

Employment Agreements

The Company has employment agreements with its Chairman, President and Chief Executive Officer, Robert H. Lorsch, its Vice President of Finance and Chief Financial Officer, Ingrid Safranek, and its Executive Vice President of Technology and Product Development, Naj Allana. Under each employment agreement, the executive officers receive a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

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

We also have approved an employment agreement with our former Chief Financial Officer and Senior Vice President and current Executive Vice President of Technology and Product Development, Naj Allana. Under the terms of his proposed agreement, Mr. Allana shall serve both as our Chief Financial Officer and Senior Vice President and as Chief Financial Officer, Senior Vice President and Chief Technical Officer of our wholly-owned subsidiary, MMR. The agreement provides for a base salary of $15,845 per month, subject to an upward increase. In addition to his base salary, Mr. Allana is entitled to receive a commission with respect to certain of our accounts.

Mr. Allana's employment agreement was effective until February 15, 2010 and automatically renews for successive 12 month periods unless terminated at least 120 days prior to the end of the term. If we terminate Mr. Allana's employment, other than for misconduct (as defined in the employment agreement), we would continue to pay Mr. Allana his monthly salary for the remainder of the then current term, or if done 120 days preceding the end of the term, then through the end of the next 12 month term.

On January 26, 2010, we entered into an employment agreement with Ingrid Safranek as our Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement is in effect until June 15, 2010, and shall automatically renew for successive one-year periods, unless extended or otherwise terminated at least 60 days prior to the end of the term.

If the Company terminates Ms. Safranek's employment, unless due to misconduct (as defined in the employment agreement), the Company must continue to pay Ms. Safranek her monthly salary for two (2) months, if such termination occurs within the first year of employment; for six (6) months, if such termination occurs between the first year and the last day of the second year of employment; and for twelve (12) months, if such termination occurs after the last day of the second year of employment. For purposes of clarification, a change in title or diminution of responsibilities, regardless of the level of materiality, shall not be considered a termination under the provisions of this Agreement.

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

11. STOCKHOLDERS' DEFICIT

Preferred Stock

During the year ended December 31, 2008, MMR issued 468,869 shares of Series C Preferred Stock (which became 1,538,702 shares of MMRIS common stock subsequent to the Merger) at $1.33 per share for proceeds of $621,047 (net of $2,548 incurred directly towards raising capital).

From October 2007 to October 2008, MMR, as an incentive to investors, issued one share of common stock with each share of Series B or Series C Preferred stock purchased. The Company issued 468,869 shares of Common Stock (which became 1,538,702 shares of MMRIS Common Stock subsequent to the Merger) during the year ending December 31, 2008 valued at $35,620. Because the common shares were issued as an inducement to invest and were not issued to all purchasers of Series B and Series C Preferred Stock, the common stock has been accounted for as a distribution to the purchasers of the common shares and has been reflected as a deemed dividend in the Company's financial statements during the year ended December 31, 2008.

As of December 31, 2008, there were 3,332,694; 1,263,750; and 1,580,082 shares of MMR's Series A, Series B and Series C Preferred Stock, respectively, issued and outstanding. Immediately prior to the Merger, the outstanding MMR preferred stock was converted to MMR common stock, representing an aggregate of 6,176,526 shares, which converted into MMRIS common stock in the Merger. As a result, any purchases of preferred stock in the accompanying consolidated balance sheets and consolidated statements of stockholders' deficit has been retroactively reflected as common stock. As of December 31, 2009, there were no shares of MMR preferred stock issued and outstanding.

The Company has 5,000,000 shares of MMRIS preferred stock authorized. As of December 31, 2009, there were no shares of MMRIS preferred stock issued and outstanding.

Common Stock

During the year ended December 31, 2008, MMR issued 4,713,940 shares of common stock (which became 15,469,969 shares of MMRIS common stock subsequent to the Merger), as consideration for goods and services from both employees and non-employees valued at $397,939.

In August 2008, MMR issued 5,000,000 shares of common stock to The RHL Group as consideration for renewal of the revolving line of credit agreement through July 31, 2009, consisting of 586,947 new shares of common stock (which became 1,926,202 shares of MMRIS common stock subsequent to the Merger) and 4,413,053 shares of Treasury stock (14,482,453 shares of MMRIS common stock subsequent to the Merger), valued at $50,000.

Pursuant to the Merger Agreement, MMRIS agreed to issue (or reserve for issuance) an aggregate 92,599,196 shares of MMRIS common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

Immediately prior to the Merger on January 27, 2009, and including the conversion of 6,176,526 shares of MMR preferred stock into MMR common stock, the issuance of 100,000 shares of MMR common stock to The RHL Group for renewal of a guarantee (see Note 10), MMR had 24,320,100 shares of common stock issued and outstanding. At the effective time of the Merger, and in accordance with the terms of the Merger Agreement, these shares of outstanding MMR common stock automatically converted into 79,812,087 shares of MMRIS common stock.

Immediately prior to the Merger, there were 41,254,550 shares of MMRIS common stock issued and outstanding. On July 10, 2009, the stockholders of the Company approved an increase to the authorized shares of common stock. As a result, the Company is authorized to issue 650,000,000 shares of common stock.

On March 13, 2009, the Company approved the issuance of 1,202,587 shares of MMRIS common stock including 1,145,324 shares of Treasury stock, as replacement for options to acquire 1,202,587 shares of common stock. This resulted in an additional expense of $1,466 recorded during the year ended December 31, 2009.

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

Upon closing of the Merger on January 27, 2009, these warrants converted into warrants to purchase 656,346 shares of MMRIS common stock at an exercise price of $0.61 per share. There was no additional expense recorded during the year ended December 31, 2009 resulting from the modification of these warrants.

12. EQUITY TRANSACTIONS

Stock Option Activity

A summary of option activity for the years ended December 31, 2008 and 2009 is presented below. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR to MMRIS shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at December 31, 2007	11,453,269	$0.05	3.88	$-
Granted	1,333,863	0.01
Exercised	(656,348)	0.05
Outstanding at December 31, 2008	12,130,784	0.01	1.76	-
Options acquired through Merger	1,731,444	3.44
Granted	16,170,000	0.13
Exercised	(8,750,478)	0.05
Forfeited	(579,935)	3.55
Cancelled	(3,240,166)	1.21
Outstanding at December 31, 2009	17,461,649	0.12	4.00	54,582

Vested and expected to vest
at December 31, 2009	17,461,649	0.12	4.00	54,582

Exercisable at December 31, 2009	6,173,402	0.11	3.46	54,582

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

A summary of the activity of the Company's nonvested options for the years ended December 31, 2008 and 2009 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2007	2,655,398	$0.01
Granted	1,333,863	$0.003
Vested	(2,732,311)	$0.01
Forfeited	(328,173)	$0.01
Nonvested at December 31, 2008	928,777	$0.01
Options acquired through Merger	279,039	$2.44
Granted	16,170,000	$0.10
Forfeited	(5,888,482)	$0.16
Vested	(201,087)	$2.28
Nonvested at December 31, 2009	11,288,247	$0.09

As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was $1,120,496, which is expected to be recognized by the year ended December 31, 2011. Total stock option expense recorded during the years ended December 31, 2009 and 2008 amounted to $887,577 and $15,785, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	1,591,649	1.11	$0.05	1,591,649	$0.05
0.13	14,300,000	4.28	0.13	4,100,000	0.13
0.18	1,570,000	4.39	0.18	481,753	0.18
	17,461,649			6,173,402

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, the Company issued warrants to purchase up to 4.4 million shares of the Company's common stock at an exercise price of $2.77 per share. The warrants are exercisable as of the date of grant through November 7, 2012. The Company valued the warrants using a Black-Scholes pricing model. ASC 815-40 (formerly EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock") requires freestanding contracts that are settled in a Company's own stock, including common stock warrants to be designated as an equity instrument, asset or liability. A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. ASC 815-40 (formerly SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities") was applied to determine that the liability is accounted for as a derivative (see annual report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 for a more detailed discussion). The valuation of these warrants amounted to $0 and $88,998 as of December 31, 2008 and 2009. The increase in fair value of $88,998 is included in change in valuation of derivative liabilities in the accompanying consolidated statements of operations for the year ended December 31, 2009.

Immediately prior to the Merger, MMRIS issued warrants to acquire 9,999,992 shares of MMRIS's common stock at an exercise price of $0.12 per share, which expire on January 26, 2014, to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. These warrants vested immediately and were valued on the date of grant using the Black-Scholes option pricing model using the assumptions as described in Note 2. As this transaction occurred immediately prior to the Merger, the resulting gain on the issuance of warrants was reflected in the statement of operations of MMRIS. There is no impact of this transaction recorded on the accompanying consolidated statement of operations for the year ended December 31, 2009.

On March 1, 2009, the Company granted to a consultant 500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.15 per share. The warrants vest over a six month period and have a contractual life of five years. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. As of September 1, 2009, the date these warrants fully vested, the total value of these warrants amounted to $34,741 which was recorded as stock based compensation expense during the year ended December 31, 2009. On March 1, 2009, the Company granted an additional 1,250,000 warrants to this consultant with an exercise price of $0.15 per share, conditional upon the consultant being hired as full time employee by November 1, 2009. As the consultant was not hired, the warrants were cancelled and there was no expense recorded for these warrants.

On March 8, 2009, the Company granted to a group of consultants an aggregate total of 600,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.175 per share. Of the warrants granted, 100,000 vested immediately upon grant and 500,000 vest over a two year period. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $23,544, of which $12,918 related to the 100,000 warrants which was recorded as a reduction of outstanding accounts payable during the year ended December 31, 2009, and $10,626 related to the 500,000 warrants which was recorded in sales and marketing expense for the year ended December 31, 2009.

On March 13, 2009, the Company granted to a group of vendors an aggregate total of 1,300,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.175 per share. These warrants all vested immediately. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $173,636, which was recorded as interest expense during the year ended December 31, 2009, as the Company granted these warrants as consideration for the vendors agreeing to defer payment of their outstanding liabilities.

On April 6, 2009, the Company granted to a customer 50,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.23 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $8,490, all of which was recorded as a reduction to subscriber revenues during the year ended December 31, 2009.

On May 13, 2009, the Company granted to a group of consultants an aggregate total of 275,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.19 per share. Of the warrants granted, 75,000 vested immediately upon grant and 200,000 vest over a six month period. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total amount recorded as operating expense relating to these warrants during the year ended December 31, 2009 amounted to $22,734.

On July 29, 2009, the Company elected to pay a $30,000 loan commitment fee through the issuance of warrants exercisable into 375,000 shares of the Company's common stock at an exercise price of $0.14 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $32,399, all of which was recorded as a reduction to the commitment fee payable in July 2009, with a loss on settlement of payables for $2,399.

On July 29, 2009, the Company granted to a consultant 304,826 warrants to purchase shares of the Company's common stock at an exercise price of $0.125 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $29,481, all of which was recorded as a reduction of outstanding accounts payable during the year ended December 31, 2009.

On August 11, 2009, the Company granted to a service provider 1,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.125 per share. These warrants all vested immediately. These warrants were used valued using the Black- Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $96,637, which was recorded as interest expense during the year ended December 31, 2009, as the Company granted these warrants as consideration for the service provider agreeing to defer payment of their outstanding liabilities.

On August 17, 2009, the Company granted to Robert Lorsch and The RHL Group a total of 11,745,983 warrants to purchase shares of the Company's common stock at an exercise price of $0.13 per share. These warrants all vested immediately. These warrants were used valued using the Black-Scholes option pricing model using the assumptions as described in Note 2. The total value of these warrants amounted to $1,131,852, which was recorded as interest expense during the year ended December 31, 2009, as the Company granted these warrants as consideration for Robert Lorsch guarantying monies owed to a vendor and The RHL Group's waiver of MMR's payment default under the Third Amended Note.

During 2009, the Company granted to five unrelated third-parties, or the Holders a total of 8,658,000 warrants to purchase shares of the Company's common stock in connection with the 12% Convertible Promissory Note, or the Convertible Notes, at an exercise price equal to the lesser of (i) the product of 50% multiplied by the arithmetic average of the dollar volume-weighted average price, or VWAP, of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date or (ii) $0.15. The total value of these warrants amounted to $839,012, which was bifurcated from the Convertible Notes and accounted for as a discount on debt. The discount is being accreted over the initial term of the Convertible Notes using the interest method and upon exercise the entire unamortized discount is recognized into additional paid in capital. See Note 14 below.

The following summarizes the total warrants outstanding and exercisable as of December 31, 2009.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05 - 0.61	26,782,147	4.27	$0.14	26,486,257	$0.14
1.80 - 2.77	4,459,910	2.86	2.77	4,459,910	2.77
3.98 - 6.33	3,371,787	1.26	5.14	3,371,787	5.14
	34,613,844			34,317,954

The weighted average fair value of warrants granted during the year ended December 31, 2009 amounted $0.10. There were 8,683,000 warrants exercised during the year ended December 31, 2009. Of the total warrants exercised, 8,308,000 warrants were granted in connection with the Convertible Notes while the remaining 375,000 were granted in connection with the $30,000 loan commitment fee.

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

During the year ended December 31, 2009, the Company issued 13,049,774 shares of common stock in consideration of goods and services from both employees and non-employees valued at $1,328,000. During the year ended December 31, 2008, MMR issued 4,713,940 shares of restricted MMR common stock for services and interest expense on the line of credit with The RHL Group. These shares of MMR became 15,469,969 shares of MMRIS subsequent to the merger. The total value of these restricted shares amounted to $397,939, of which $187,939 is recorded in general administrative expenses and $210,000 is recorded in interest and other expenses, net on the accompanying consolidated statement of operations for the year ended December 31, 2008. For purposes of financial statement presentation, the issuances of shares for the period of January 1, 2008 through June 29, 2008 were valued at $0.15 per share. Issuances of shares for the period of June 29, 2008 through November 7, 2008 were valued at $0.01 per share. Issuances of shares for the period of November 7, 2008 through December 31, 2008 were valued at $0.05 per share.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for past services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. No shares were issued under the Stock Bonus Program during the years ended December 31, 2009 or 2008.

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

The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of 3,436,458 vested non-employee options and 15,218,890 vested warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. The condition was remedied on June 13, 2009 when certain of the option and warrant holders waived their rights under those contracts until such time that the Company had 250 million or more shares authorized. On March 31, 2009 and June 13, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at January 27, 2009 of $871,052 and the values at March 31, 2009 and June 13, 2009 of $2,665,889 and $1,377,033, respectively, was recorded as a gain on change in value of derivatives for the three months ended June 30, 2009 and a loss on change in value of derivatives for the six months ended June 30, 2009. On June 13, 2009, the derivative liabilities were reclassified back into equity resulting in a gain of $1,288,856 for the three months ended June 30, 2009 and a loss of $505,980 for the six months ended June 30, 2009.

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

The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. As of July 16, 2009 and for all subsequent options and warrants issued prior to December 31, 2009, the fair value of 2,421,789 vested non-employee options and 33,976,760 vested warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On December 31, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at July 16, 2009 plus contracts granted between July 16, 2009 and December 31, 2009 of $2,664,125, including the cancellation of exercised warrants and options of $95,790 and the value at December 31, 2009 of $1,534,824, was recorded as a gain on change in value of derivatives. The gain recorded related to this matter was $1,239,529 included in the change in valuation of derivative liabilities for the twelve months ended December 31, 2009. Included within the $1,239,529 gain was a $8,445 loss due to the de-recognition of options and warrants exercised between July 16, 2009 and December 31, 2009.

None of the derivatives liabilities were designated as hedging instruments.

The following is a reconciliation of the derivative liability:

Value at December 31, 2007	$-
Establishment of derivative liability, net	-
Change in Value	-
Reclassification of value of warrants and options exercised	-
Value at December 31, 2008	-
Establishment of derivative liability, net	2,523,159
Change in Value	(633,626)
Reclassification of value of warrants and options exercised	(138,883)
Value at December 31, 2009	$1,750,650

The inputs used for the Black-Scholes option valuation model were as follows:

	January 27, 2009	March 31, 2009	June 13, 2009	July 16, 2009	September 30, 2009	December 31, 2009
Expected life in years	0.25 - 5.0 years	0.07 - 5.59 years	0.13 - 5.4 years	0.13 - 4.83 years	0.00 - 4.83 years	0.02 - 4.63 years
Stock price volatility	102.42% - 183.93%	103.45% - 178.61%	104.54% - 152.74%	104.67% - 152.29%	94.68% - 147.10%	111.89% - 187.44%
Risk free Interest rate	0.13% - 1.59%	0.17% - 1.67%	0.19% - 2.81%	0.19% - 2.46%	0.06% - 2.31%	0.04% - 2.69%
Expected dividends	None	None	None	None	None	None
Forfeiture rate	0%	0%	0%	0%	0%	0%

13. NOTES PAYABLE

The Notes payable balance at December 31, 2008 and 2009 consisted of the following:

	December 31,	December 31,
	2009	2008

Promissory notes payable due to the former officers of MMRIS as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$-

Promissory notes payable due to the two remaining officers of MMRIS pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	-

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	-

Promissory notes payable due to PM Creative Corporation, due in full on July 30, 2011, with a 12% per annum stated interest.	125,000	-
	450,343	-
Less: current portion	325,343	-
Notes payable, less current portion	$125,000	$-

The Company is in communication with the above debt holders whose maturity dates have passed, and intends to repay the notes payable in the short-term as the Company's cash flow improves.

Future maturities with respect to these notes payable as of December 31, 2009 were as follows:

Year Ended
December 31,

2010	$325,343
2011	125,000
Total	$450,343

14. CONVERTIBLE PROMISSORY NOTES

On various dates in 2009, the Company issued Convertible Promissory Notes ("Notes") with accredited investors for an aggregate of $1,373,000 principal amount. The Notes pay interest at a stated rate of twelve percent (12%) per annum.

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

In connection with the Notes, the Company also issued warrants to purchase an aggregate of 8,658,000 shares of common stock. The term of the warrants is three years and the exercise price is the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable exercise date, or (ii) $0.15, subject to anti-dilution and other customary adjustments.

Under the terms of the agreements, principal amounts owed under the Notes become due and payable December 31, 2009, June 30, 2010 and July 31, 2010, provided that, upon ten (10) days' prior written notice to the Holder, the Company may, in its sole discretion, extend the maturity date to June 30, 2010 and December 31, 2010.

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

The fair value of the conversion feature of the Notes and related warrants was derived using the Black-Scholes option valuation model, resulting in an aggregate fair value of $1,964,585. For two notes issued in November 2009, the fair value of the conversion feature of the Notes and related warrants exceeded the face value of the Notes by $778,520 and such amount was recorded as a deferred financing cost. The fair value of the conversion feature of the Notes and related warrants, net of the deferred financing cost, was deducted from the Notes, resulting in an initial value ascribed to the Notes of $186,934. The initial value of the Notes is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense.

The following table summarizes the Convertible Promissory Notes and discounts upon issuance:

Convertible Promissory Notes at face value	$1,373,000
Conversion feature derivative discount	(1,125,574)
Warrant derivative discount	(839,012)
Deferred financing costs	778,520
Initial value of Notes	$186,934

On September 15, 2009, November 5, 2009, November 19, 2009 and December 10, 2009, the same day these particular Notes were issued, four of the Note holders converted their Notes, in the aggregate face amount of $1,193,000, into 17,991,265 shares of Common Stock. On these dates the entire conversion feature and warrant discounts on these Notes of $1,807,542 was recognized as interest expense. The following table shows activity in the Notes account during the year ended December 31, 2009.

Initial value of Notes	$186,934
Conversion to common stock	(1,193,000)
Accretion of converted Notes	1,029,023
Accretion of un-converted Notes	143,980
Value of Notes at December 31, 2009	$166,937

15. RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, MMRIS had provided notices under the federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former MMRIS employees amounted to $1,682,416. On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 warrants issued to creditors (see Note 12), the Company issued warrants as settlement of $985,020 of these amounts. In addition, the Company signed promissory notes with certain former executives totaling $76,783, which notes are payable in full on August 31, 2009 (see Note 13).

As of December 31, 2009, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the year ended December 31, 2009 on these severance liabilities.

During the period from January 27, 2009 through June 30, 2009, the Company entered into a series of settlement agreements with certain vendors of MMRIS pursuant to the Creditor Plan, in which the Company settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355 payable in 18 monthly installments starting on July 27, 2009 (see Note 13). This resulted in a gain of $89,170, which has been recorded as a gain on settlement of payables in the accompanying consolidated statements of operations for the year ended December 31, 2009.

16. RELATED PARTY TRANSACTIONS

The Company incurred $73,868 and $51,025 during the year ended December 31, 2009 and 2008, respectively, towards marketing consulting services from Bernard Stolar, a director. Included in related party payables at December 31, 2009 and 2008 was $106,368 and $76,025, respectively, with respect to these services. In addition, on August 6, 2009, the Company granted the Mr. Stolar 1,200,000 options to purchase common stock in the company at an exercise price of $0.125 per share in consideration for consulting and other services. The options vest in eight quarterly installments beginning on the grant date.

The Company also incurred $76,000 and $50,000 during the year ended December 31, 2009 and 2008, respectively, towards marketing consulting services from Hector Barreto, a director. Included in related party payables at December 31, 2009 and 2008 was $15,500 and $75,000, respectively, with respect to these services. In the first quarter of 2009, the Company entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market the Company's product to its members. As of December 31, 2009, the Company has paid The Latino Coalition $16,000 as part of the agreement. In addition, on August 6, 2009, the Company granted Mr. Barreto 1,200,000 options to purchase common stock in the company at an exercise price of $0.125 per share in consideration for consulting and other services. The options vest in eight quarterly installments beginning on the grant date.

In August 2006, the Company entered into a month-to-month lease with The RHL Group for the use of furniture and art for the Company's offices, for a total of $1,000 per month which terminated on August 15, 2008. The Company incurred expenses of $0 and $7,500 during the year ended December 31, 2009 and 2008, respectively.

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

The Company received $50,000 from MMR AU upon the signing of the letter agreement in February 2006 towards set up costs of the platform to be used by customers of MMR AU. The Company completed the setup of the platform for MMR AU in 2007, at which time it started to recognize this amount into revenue. The Company also received $150,000 in 2007 from MMR AU towards the minimum guarantee payment for years 2 and 3 of the license term. This amount has been deferred and is being recognized as income based on the number of months elapsed. On September 30, 2009 the license agreement was terminated and the balance remaining in deferred revenue of $32,082 was recognized as license fee revenue. During the year ended December 31, 2009 and 2008, the Company amortized $48,332 and $84,375, respectively, of these amounts as license fee and other revenues in the accompanying statement of operations. The Company has accounted for this transaction under ASC 605-025 (formerly EITF 00-21, "Revenue Arrangements with Multiple Deliverables").

The Company contracts with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a shareholder. For the years ended December 31, 2009 and 2008, the total expenses relating to this shareholder amounted to $369,405 and $132,877, respectively. In addition, the Company capitalized software development costs for the years ended December 31, 2009 and 2008, of $272,532 and $0, respectively. As of December 31, 2009, the total amounts due to the shareholder and included in related party payables amounted to $617,796.

On January 6, 2010, the Company entered into a settlement agreement with an MMR-Asia investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRIS and MMR products and services. Refer to the Guarantee provided by The RHL Group section within footnote 10, Commitments and Contingencies for further details. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor. The value of these shares, of $138,889, was included in related party payables as of December 31, 2009.

The Company incurred costs of $323,278 and $8,324 during the years ended December 31, 2009 and 2008, respectively, toward consulting services from Audit Prep Services, LLC. Michael T. Psomas, member of Audit Prep Services, LLC, is a shareholder of MMRIS. At December 31, 2009 the Company had $64,568 due to Audit Prep Services, LLC, which was recorded as a related party payable. At December 31, 2008, the Company had $8,324 due to Audit Prep Services, LLC, which was included in accounts payable. On March 8, 2009, the Company satisfied the payable of $8,324 to Audit Prep Services, LLC through the issuance of 100,000 options with a strike price of $0.175 to Mr. Psomas. On July 29, 2009, the Company issued an additional 304,826 options with a strike price of $0.125 and a value of $21,502 to Mr. Psomas in satisfaction of a portion of its liability to Audit Prep Services, LLC due at that time. All options vested immediately on the grant date. Additionally, on July 4, 2009 and September 4, 2009, the Company granted to Mr. Psomas 500,000 and 770,000 shares of common stock, respectively, valued at $137,000 in consideration for amounts due to Audit Prep Services, LLC at the times of issuance.

On September 15, 2009, the Company entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant shareholder of the Company. The Company will license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data, or the Database, with E-Mail Frequency. The agreement allows the Company to market, through the use of the Database, its MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients.

Under the terms of the Agreement, the Company, upon closing of the Agreement, paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of common stock. The $250,000 one-time licensee fee was recorded as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. In addition, the Company incurred a total of $62,577 and $0 during the year ended December 31, 2009 and 2008, respectively, towards marketing services and consulting services from E-Mail Frequency, LLC and David Loftus. Included in related party payables at December 31, 2009 and December 31, 2008 was $50,577 and $0, respectively, in respect to these services. Furthermore, during September and November 2009, the Company entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $600,000 and warrants to purchase the Company's common stock. On the dates of the investments, Mr. Loftus immediately converted the 12% Convertible Promissory Notes into shares of common stock and exercised the attached warrants and received a total 13,410,962 shares of common stock.

17. SUBSEQUENT EVENTS

On January 4, 2010, the Company and UNIS entered into a Cooperation Agreement and related documents, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, the Company and UNIS agreed to form a joint venture in China for the purpose of deploying the Company's personal health record services and document imaging and management solutions in China. The Company will own 40% of the joint venture and UNIS will own 60% and each party will have the right to designate two members of the joint venture's board of directors, with the fifth member being a Chinese citizen mutually designated by the Company and UNIS.

On January 6, 2010, the Company entered into a settlement agreement with an MMR-Asia investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRIS and MMR products and services. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor.

On January 21, 2010, in connection with the Meeting of the Board of Directors, the Company's Board approved the following items:

  The Board approved an amendment to the Company's certificate of incorporation to change the name of the Company from MMR Information Systems, Inc. to MMRGlobal, Inc. The change in name is pending stockholder approval. A possible change in the ticker symbol is also pending.
  The Board approved an increase to the number of shares authorized for issuance under the 2001 Equity Incentive Plan (the "Plan") from 12,000,000 to 27,000,000 shares as the original Plan was not deemed adequate to retain key directors, executives and managers. Approximately 9.5 million stock options to purchase common stock remain unissued at this time.

  The Board also approved the issuance of non-qualified stock options to purchase 6,416,667 shares per year for 3 years for an aggregate total of 19,250,000 stock options, as compensation to the Board for services. This was filed in a Form 4. This includes 4,000,000 stock options to Mr. Lorsch for his services as Chairman, Director and Chief Executive Officer. The options vest annually over a 3 year period and are exercisable into shares of the Company's common stock at $0.10 per share.
  The Board approved the issuance of an aggregate total of 1,377,891 stock options to various employees and executive officers. This was filed in a Form 4. Of these options, 266,904 are non-qualified stock options and 1,110,987 are incentive stock options. The options vest monthly over a 2 year period and are exercisable into shares of the Company's common stock at $0.105 per share.
  The Board approved the issuance of 600,000 incentive stock options to Ingrid Safranek, Chief Financial Offier, with an exercise price of $0.105. The options vest monthly over a 2 year period.
  The Board approved the acceleration of the vesting term of stock options held by Robert H. Lorsch. Mr. Lorsch was granted 9,000,000 stock options on August 6, 2009, of which one third, or 3,000,000 options, were vested on the date of grant. Of the remaining 6,000,000 options, 3,000,000 were originally scheduled to vest on January 27, 2010 and 2011. As of January 21, 2010, the Board approved the immediate vesting of all outstanding options of Mr. Lorsch.
  The Board approved the issuance of an aggregate total of 200,000 shares of restricted common stock to various consultants for services performed. On the date of grant, the shares had a market value of $21,000.
  The Board approved the granting of 1,000,000 shares of restricted Common Stock to Alexian Brothers Health Network's ("Alexian") building and capital fund. The Board also unanimously approved a contribution to Alexian's building and capital fund of two warrants: (a) an immediate grant of a warrant to acquire up to 500,000 shares of Common Stock, exercisable at any time on or before December 31, 2011, with an exercise price of twenty-five cents ($.25) per share payable in cash or through a cashless exercise at the option of the holder and (b) an immediate grant of a warrant to acquire up to 500,000 shares of Common Stock, exercisable at any time on or before December 31, 2013, with an exercise price of thirty five cents ($.35) per share payable in cash or through a cashless exercise at the option of the holder.
  The Board approved the issuance of warrants to purchase 1,000,000 shared of the Company's common stock to a consultant for services provided to the Company in the Asia-Pacific territory, with a focus on Australia. One-third of the warrants are vested immediately at an exercise price of $0.105, one-third vests on the one year anniversary of the agreement at an exercise price of 20% higher than the initial exercise price ($0.126 per share), and the remaining one-third vests on the second anniversary of the agreement at an exercise price of 20% higher than the second year price ($0.151 per share).

On January 26, 2010, the Company entered into an employment agreement with Ingrid Safranek as its Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors. The agreement is in effect until June 15, 2010, and shall be extended for successive one-year periods, unless extended or otherwise terminated before expiration of the term.

In January, February and March 2010, the Company entered into 12% Convertible Promissory Notes with two different unrelated third-parties and with two related parties for a principal amount totaling $1,250,175 and warrants to purchase 8,050,875 shares of the Company's commons stock. The 12% Convertible Promissory Notes mature on July 31 2010, and the Company may, at its sole discretion, extend the maturity date to December 31, 2010. The 12% Convertible Promissory Notes bear an interest of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at the sole discretion of the Company. The 12% Convertible Promissory Note are convertible into shares of common stock by dividing (i) the then outstanding balance of such note by (ii) the product of eighty percent (80%) multiplied by the arithmetic average of the volume weighted average price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. All parties immediately exercised the warrants and converted the 12% Convertible Promissory Notes into 16,712,304 shares of the Company's common stock.

On March 16, 2010, the $125,000 principal and unpaid interest on the PM Creative Corporation Promissory Note was converted in shares of the Company's common stock.

On March 22, 2010, the Company entered into a Master Services Agreement with Chartis International LLC ("Chartis"). Chartis provides a wide range of insurance solutions and is one of the world's leading property-casualty and general insurance organizations, with operations in over 160 countries and jurisdictions. The Company will provide MMR's secure online Personal Health Record (PHR) to Chartis policyholders worldwide. The program, designed to be an integrated benefit to policyholders, will be introduced through local Chartis insurance affiliates throughout the world. The PHR will initially be available in English, Spanish, German, French, Italian, Japanese and Chinese.

The Company was recently contacted by Ronald Levy, MD, Chief of the Oncology Division at Stanford University School of Medicine. Dr. Levy requested certain data from Favrille's (the Company's pre-merger predecessor) vaccine trials for a project that theoretically could be used to predict the outcomes of patients vaccinated with idiotype vaccines. The Company has also been advised that results of such a project, if favorable, could have the potential to lead to a re-interpretation of the previous Favrille cancer vaccine trials which could lead to a resumption of the Company's Vaccine trials. The Company acquired these intellectual property assets, certain biological samples and materials and other related technologies through its reverse merger with Favrille, Inc., a biopharmaceutical company, in January 2009. The Company also believes that these assets may also be of value to other biopharmaceutical companies, academic institutions and other entities. The Company has engaged consultants to respond to this opportunity and others that could maximize the value of the Company's pre-merger Favrille assets on a worldwide basis, the outcomes of which may not be known for some time. The Company will remain focused on its primary business, which is specifically the development and distribution of the MyMedicalRecords Personal Health Record, MMRPro, and other related solutions in Health Information Technologies.

EXHIBIT INDEX

Exhibit Number		Exhibit Description

2.1		† Agreement and Plan of Merger and Reorganization, dated as of November 8, 2008, by and among Favrille, Inc., Montana Merger Sub, Inc. and mymedicalrecords.com, Inc. (incorporated by reference to Exhibit 2.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

2.2		Form of Voting Agreement, dated as of November 8, 2008, by and among Favrille, Inc. and certain stockholders of mymedicalrecords.com, Inc. (incorporated by reference to Exhibit 2.2 of the registrant's current report on Form 8-K filed on November 13, 2008)

3.1		Amended and Restated Certificate of Incorporation, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed on February 2, 2009)

3.2		Certificate of Amendment of Certificate of Incorporation of MMR Information Systems, Inc., dated as of July 10, 2009 (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on July 13, 2009)

3.3		Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on February 2, 2009)

3.4		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on October 9, 2007)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on May 11, 2004)

4.2		Amended and Restated Investor Rights Agreement dated March 26, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.3		Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.4		Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.4 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.5		Form of Warrant issued pursuant to the Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.5 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.6		Securities Purchase Agreement dated February 12, 2007, by and among registrant and certain investors (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on February 13, 2007)

4.7		Warrant to purchase 250,000 shares of common stock dated December 19, 2006 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.8		Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.2 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.9		Amendment No. 1 to Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited dated August 10, 2007 (incorporated by reference to Exhibit 4.11 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2007)

4.10		Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.6 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.11		Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to Oxford Finance Corporation (incorporated by reference to Exhibit 4.7 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.12		Form of Warrant issued to investors in November 2007 registered direct offering (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on November 5, 2007)

4.13		Placement Agent Agreement dated November 2, 2007, by and between registrant and Lazard Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the registrant's current report on Form 8-K filed on November 5, 2007)

4.14		Warrant to purchase 10,000 shares of common stock dated April 8, 2008 issued to Porter Novelli Life Sciences, LLC (incorporated by reference to Exhibit 4.13 of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2

4.15		Form of Warrant issued pursuant to the Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent (incorporated by reference to Exhibit 4.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.1		Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

10.2		2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4A of the registrant's annual report on Form 10-K for the year ended December 31, 2006)

10.3		Form of Stock Option Agreement to the 2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.4		2005 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference to Exhibit 10.4 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.5		Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

10.6		Security Agreement dated July 31, 2007 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.6 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.7		Second Amended and Restated Secured Promissory Note dated August 1, 2008 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.7 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.8		Allonge to RHL Group Promissory Note and Security Agreement dated January 27, 2009 by and between mymedicalrecords.com, Inc. and The RHL Group, Inc. (incorporated by reference to Exhibit 10.8 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.9		Form of Indemnity Agreement for the registrant's directors and executive officers (incorporated by reference to Exhibit 10.9 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.10		Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Robert H. Lorsch (incorporated by reference to Exhibit 10.10 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.11		Form of Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Naj Allana (incorporated by reference to Exhibit10.11 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.12		Amended and Restated Consulting Agreement dated as of January 27, 2009 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.12 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.13		Marketing and Strategic Planning Agreement dated August 24, 2006 by and between MMR and Hector V. Barreto, Jr. (incorporated by reference to Exhibit 10.13 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.14		Marketing and Strategic Planning Agreement dated November 23, 2005 by and between MMR and Bernard Stolar (incorporated by reference to Exhibit 10.14 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.15		Letter Agreement dated December 28, 2007 by and between MMR and The Rebensdorf Group, Inc. (incorporated by reference to Exhibit 10.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.16		Letter Agreement dated as of December 30, 2008 by and between MMR and Richard Teich (incorporated by reference to Exhibit 10.16 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.17		Third Amended and Restated Secured Promissory Note dated April 29, 2009 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.18		Secured Credit Restructuring Agreement dated April 29, 2009, by and between the registrant, MMR, The RHL Group, Inc. and Robert H. Lorsch (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.19		Guaranty dated April 29, 2009, made by the registrant in favor of The RHL Group, Inc. (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.20		Addendum dated May 21, 2009 to the Letter Agreement with The Rebensdorf Group, Inc. dated December 27, 2007 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 27, 2009)

10.21		** Stock Option Agreement dated August 6, 2009, by and between MMR Information Systems, Inc. and Robert H. Lorsch (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.22		Waiver Agreement, dated August 18, 2009, by and among MMR Information Systems, Inc., MyMedicalRecords, Inc., and The RHL Group, Inc. (incorporated by reference to Exhibit 10.2 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.23		** Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of Robert H. Lorsch (incorporated by reference to Exhibit 10.3 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.24		Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of The RHL Group, Inc. (incorporated by reference to Exhibit 10.4 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.25		† Licensing and Sales Commission Agreement, dated September 16, 2009, by and among MMR Information Systems, Inc., E-Mail Frequency, LLC and David T. Loftus (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on November 16, 2009)

10.26		† *Cooperation Agreement dated January 4, 2010, by and among MMR Information Systems and Unis-TongHe Technology (Zhengzhou) Co., Ltd.

10.27		† *Letter agreement dated January 4, 2010, with regard to the UNIS-TongHe Medical Technology Service Group (Henan) Co., Ltd. Cooperation Agreement, by and among MMR Information Systems and Unis-TongHe Technology (Zhengzhou) Co., Ltd.

10.28		† * Master Services Agreement dated March 22, 2010, by and among MMR Information Systems and Chartis International LLC.

10.29		* Employment Agreement dated as of January 26, 2010 by and among MMR Information Systems and Ingrid Safranek

10.30		* Amendment No. 1, dated March 5, 2010, to that Stock Option Agreement, dated August 6, 2009, by and between MMR Information Systems, Inc., and Robert H. Lorsch.

16.1		Letter re: Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 of the registrant's current report on Form 8-K/A filed on January 5, 2010)

21.1		Schedule of Subsidiaries (incorporated by reference to Exhibit 21.1 of the registrant's current report on Form 8-K filed on February 2, 2009)

23.1		* Consent of Rose, Snyder & Jacobs, Independent Registered Public Accounting Firm

24.1		Power of Attorney (included in the signature pages hereof)

31.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

	†	The Company has requested confidential treatment with respect to portions of this exhibit.
	*	Filed herewith.
	**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.