Form 10-K/A
period 2009-12-31
MMR Information Systems, Inc.
filed 2010-04-26
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K/A

Amendment No. 1

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

TABLE OF CONTENTS

		Page
PART II
Item 9A.	Controls and Procedures	2
PART IV
Item 15.	Exhibits, Financial Statement Schedules	3
	Signatures	4

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of MMR Information Systems, Inc. ("MMR," "we," "our," "us," or the "Company") for the year ended December 31, 2009, which was originally filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2010, is being filed solely to amend Item 9A to include information that was erroneously omitted items required by Item 9A. This Amendment No. 1 does not reflect events occurring after March 31, 2010, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management evaluated the effectiveness of our internal control of financial reporting as of December 31, 2009 based upon the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our initial Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent quarterly reports on form 10Q for quarters ended March 31, 2009, June, 30, 2009 and September 30, 2009, or the earlier filings, filed with the Commission we disclosed material weaknesses related to inadequate financial statement close process, lack of financial expertise and accounting staff, lack of supporting documentation and schedules, inadequate journal entry review process, and inadequate approval and documentation for equity grants.

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

In light of these material weaknesses disclosed in our earlier filings, our management performed additional analytics, validation processes and engaged services of a third party financial consulting firm to assist management in the preparation of our financial statements which we believe are in accordance with generally accepted accounting principles and the rules and regulations of the Commission. Management believes that given the remediation efforts performed in 2009 and our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls over Financial reporting

No change in our internal control over financial reporting as defined by the Exchange Act has occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2010.

By: /s/ Robert H. Lorsch
Robert H. Lorsch
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.