Form 10-Q
period 2010-03-31
MMR Information Systems, Inc.
filed 2010-05-17
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 4, 2010, the issuer had 210,752,146 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$878,442	$487,766
Accounts receivable	26,227	29,402
Inventory	29,022	-
Prepaid expenses and other current assets	524,565	612,137
Total current assets	1,458,256	1,129,305

Property and equipment, net	32,225	36,737
Deposits	7,665	7,665
Intangible assets, net	454,603	450,457
Total assets	$1,952,749	$1,624,164

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$976,924	$940,620
Related party payables	1,381,760	1,537,605
Compensation payable	11,246	10,943
Severance liability	620,613	620,613
Accounts payable and accrued expenses	3,036,574	2,979,222
Warrant liability	266,994	88,998
Derivative liability	3,576,430	1,534,824
Conversion feature liability	70,379	91,828
Convertible notes payable	100,000	166,937
Notes payable, current portion	325,351	325,343
Capital leases payable, current portion	10,499	10,302
Total current liabilities	10,376,770	8,307,235

Notes payable, less current portion	-	125,000
Capital leases payable, less current portion	6,443	8,484
Total liabilities	10,383,213	8,440,719

Commitments and contingencies (See Note 7)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 204,409,509 and 173,689,343 shares issued and outstanding as of March 31, 2010 (unaudited) and December 31, 2009, respectively	204,410	173,689
Additional paid-in capital	19,276,780	14,458,052
Accumulated deficit	(27,911,654)	(21,448,296)
Total stockholders' deficit	(8,430,464)	(6,816,555)
Total liabilities and stockholders' deficit	$1,952,749	$1,624,164

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues
Subscriber	$90,164	$92,495
License fees and other	-	53,292
Total revenues	90,164	145,787
Cost of revenues	113,036	106,852
Gross profit (loss)	(22,872)	38,935
General and administrative expenses	1,219,315	1,294,405
Sales and marketing expenses	930,132	235,886
Technology development	82,139	43,748
Loss from operations	(2,254,458)	(1,535,104)
Gain on settlement of payables	-	52,225
Change in valuation of derivative liabilities	(2,168,480)	(2,150,831)
Interest and other finance charges, net	(2,040,420)	(242,680)
Net loss	$(6,463,358)	$(3,876,390)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and Diluted	188,263,878	109,748,626

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2009	-	$-	173,689,343	$173,689	$14,458,052	$(21,448,296)	$(6,816,555)

Convertible debt issuances and warrants exercises	-	-	25,889,340	25,889	3,684,032	-	3,709,921
Reclassification of warrants and options to derivative liabilities	-	-	-	-	(69,957)	-	(69,957)
Shares issued for services or reduction to liabilities	-	-	4,584,696	4,585	452,469	-	457,054
Stock option exercises	-	-	246,130	247	11,081	-	11,328
Stock based compensation	-	-	-	-	655,940	-	655,940
Warrants issued for services	-	-	-	-	85,163	-	85,163
Net loss	-	-	-	-	-	(6,463,358)	(6,463,358)

Balance as of March 31, 2010 (unaudited)	-	$-	$204,409,509	$204,410	$19,276,780	$(27,911,654)	$(8,430,464)

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(6,463,358)	$(3,876,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,371	27,199
Change in allowance for doubtful accounts	-	16,667
Common stock issued as consideration for extension of guarantee	-	5,000
Common stock issued as replacement of options previously issued	-	1,466
Change in valuation of derivative liabilities	2,168,480	2,150,831
Share-based compensation	656,539	112,709
Warrants issued for services	85,163	205,604
Restricted common stock issued for services	352,437	-
Interest expense on convertible debt	1,971,363	-
Loan commitment fee amortization	21,250	-
Gain on settlement of payables	-	(52,225)
Effect of changes in:
Restricted cash	-	(165,000)
Accounts receivable	3,175	(22,427)
Inventory	(29,022)	-
Related party receivables	-	7,753
Prepaid expenses and other current assets	108,322	(90,021)
Deposits	-	-
Related party payables	(119,541)	2,306
Compensation payable	303	1,392
Accounts payable and accrued expenses	136,769	615,266
Deferred revenue	-	(45,491)
Net cash used in operating activities	(1,087,749)	(1,105,361)

Investing activities:
Purchase of property and equipment	-	(6,924)
Website development	(20,005)	(6,370)
Cash acquired from reverse merger with Favrille, Inc.	-	1,050,506
Net cash provided by (used in) investing activities	(20,005)	1,037,212

Financing activities:
Payments on capital lease	(1,844)	(1,667)
Proceeds from line of credit, related party	-	19,533
Proceeds from issuance of convertible notes payable	1,142,300	-
Proceeds from exercise of stock options	3,779	-
Proceeds from warrant exercises	354,195	-
Net cash provided by financing activities	1,498,430	17,866
Net increase (decrease) in cash	390,676	(50,283)
Cash, beginning of period	487,766	75,779
Cash, end of period	$878,442	$25,496

Supplemental disclosures of cash flow information:
Cash paid for interest	$389	$901
Cash paid for income taxes	$1,600	$-
Supplemental disclosure of non-cash investing and financing activities:
Payment of accounts payable through issuance of notes payable	$-	$245,853
Exercise of warrants as reduction of accounts payable and notes payable	$26,969	$-
Payment of accounts payable and loan origination fee through issuance of warrants	$61,880	$-
Conversion of convertible notes payable into common stock	$1,330,175	$-
Establishment of derivative liabilities, net	$60,096	$-
Payment of prepaid expenses through issuance of common stock	$42,000	$-
Prepayment for services through issuance of common stock	$70,165	$-

The accompanying notes are an integral part of these consolidated financial statements

MMR INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On January 27, 2009, MMR Information Systems, Inc. ("MMRIS"), (formerly known as Favrille, Inc. ("Favrille"), a Delaware corporation formed in January 2000, and hereinafter referred to as the "Company") consummated a transaction with MyMedicalRecords, Inc. (formerly known as mymedicalrecords.com, Inc., a Delaware corporation formed in 2005) ("MMR") through a merger of a wholly-owned subsidiary of MMRIS with and into MMR pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated November 8, 2008 (the "Merger"). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR was cancelled and the former stockholders of MMR received an aggregate of 79,812,116 shares of Favrille common stock. In addition, MMRIS assumed the obligations of MMR under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represented the right to receive an aggregate 12,787,080 shares of MMRIS common stock at the effective time of the Merger. In connection with the Merger, MMR became a wholly-owned subsidiary of the Company, with the former stockholders of MMR collectively owning shares of the Company's common and preferred stock representing approximately 60.3% of the voting power of the Company's outstanding capital stock.

For accounting purposes, the Merger was treated as a reverse acquisition with MMR being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR. The results of operations for MMRIS are included in the Company's consolidated financial results beginning on January 27, 2009.

The presentation of consolidated statements of stockholders' equity (deficit) reflects the historical stockholders' equity (deficit) of MMR through January 26, 2009. The effect of the issuance of shares of MMRIS common stock in connection with the Merger and the inclusion of MMRIS's outstanding shares of common stock at the time of the Merger is reflected in the accompanying consolidated financial statements.

MMR was incorporated in Delaware in 2005 and is headquartered in Los Angeles, CA. Effective February 9, 2009, MMR changed its corporate name to MMR Information Systems, Inc., or MMRIS after completion of the reverse merger with Favrille. The Company's Board approved an amendment to the Company's certificate of incorporation to change the name of the Company and its trading symbol from MMR Information Systems, Inc. to MMRGlobal, Inc. The change in name is pending stockholder approval at the Company's shareholder meeting which will be held on June 15, 2010.

We provide secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, unions and professional organizations and affinity groups. MyMedicalRecords enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords Personal Health Record is built on proprietary, patent pending, issued and applied for technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMRPro, is designed to give physicians' offices an easy and cost- effective solution to digitizing paper-based medical records and sharing them with patients in real time. MMR is an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey EMR solution for healthcare professionals. MMR is also an integrated service provider on Google Health.

Principles of Consolidation

The consolidated financial statements include the accounts of MMRIS, and its wholly-owned subsidiary MMR. All intercompany transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three month period ended March 31, 2010 are not indicative of the results that may be expected for the fiscal year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

On July 1, 2009, MMRIS adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10 (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates ("ASU"s). The ASC is effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted ASC 105-10 during the year ended December 31, 2009 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

Management's Plan

As of March 31, 2010, the Company's current liabilities, of which $3.9 million represent non-cash derivative liabilities, exceeded its current assets by $8.9 million. Furthermore, during the quarter ended March 31, 2010, the Company incurred losses of $6.5 million.

At March 31, 2010 and December 31, 2009, the Company had $878,442 and $487,776, respectively, in cash and cash equivalents. Historically, the Company issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant shareholder, wholly-owned by the Company's Chairman and Chief Executive Officer) to operate its business. Although, the Company received additional funding from The RHL Group pursuant to the Third Amended and Restated Note dated April 29, 2009, it nevertheless will still be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which note payable had a balance of $1,473,934 at March 31, 2010. As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group (see Note 3), if necessary. At March 31, 2010, there was approximately $1,500,000 available under The RHL Group line of credit. Additionally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base and sell MMR Pro products to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

If the Company is unable to utilize its available line of credit with The RHL Group, or obtain suitable alternative debt financing, it may adversely affect the Company's ability to execute its business plan and continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets, derivative liabilities and stock-based compensation. These estimates are based on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

(b) CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company had cash and cash equivalents of $878,442 and $487,766 as of March 31, 2010 and December 31, 2009, respectively.

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

(d) INVENTORIES

Inventories are stated at the lower of standard cost (which approximates cost determined on a first-in, first-out basis) or market. The Company writes down the value of inventories for estimated excess and obsolete inventories based upon assumptions about future demand and market conditions. Inventories consist of finished goods. Inventory reserves, once established, are only reversed upon sale or disposition of related inventories.

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2009 and March 31, 2010, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

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

In determining the appropriate fair value of the option, warrant and conversion feature liabilities, the Company used Level 3 inputs for its valuation methodology. The Company applied the Black-Scholes model to value the option, warrant and conversion feature liabilities. See Note 9 for the inputs used in the Black-Scholes option valuation model.

		Fair Value Measurements at March 31, 2010
	Fair Value as of	Using Fair Value Heirarchy
Financial Instruments	March 31, 2010	Level 1		Level 2	Level 3

Liabilities:
Warrant liability	$266,994	$-	$		$266,994
Derivative liability	3,576,430	-			3,576,430
Conversion feature liability	70,379	-			70,379
Total	$3,913,803	$-		$-	$3,913,803

(f) PROPERTY AND EQUIPMENT

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

(g) INTANGIBLE ASSETS

Intangible assets are comprised of website development costs, domain names and patents. The Company accounts for website development costs in accordance with ASC 350-50, Website Development Costs, and ASC 985-20, Costs of Software to Be Sold, Leased or Marketed. Pursuant to ASC 350-50 and 985-20, the Company capitalizes internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, the Company evaluates the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. There were no amounts written off during the three months ended March 31, 2010 and 2009.

The Company accounts for domain names and patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. The Company capitalizes patent costs representing legal fees associated with filing patent applications and amortizes them on a straight-line basis. The Company is in the process of evaluating the patents' estimated useful life and will begin amortizing the patents when they are brought to the market. Identifiable intangible assets are amortized over their estimated useful lives as follows:

Website Development Costs: 5 Years

Domain Name: 5 Years

(h) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

The Company accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If it is determined that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent of the difference between the fair value and the asset's carrying amount. The Company had no impairment charges during the three months ended March 31, 2010 and 2009.

(i) REVENUE RECOGNITION

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

The Company grants exclusive licenses for the sale and marketing of its services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. License fee revenues received in advance from international licensees for the grant of the license are deferred and recognized over the period covered by the agreement. Minimum guaranteed royalty payments received in advance are deferred and recognized over the period to which the royalty relates. All such revenues are included under "License Fees and Other." In those cases where a license agreement contains multiple deliverables, the agreement is accounted for in accordance with ASC 605-25, Revenue Recognition - Multiple- Element Arrangements.

(j) INCOME TAXES AND UNCERTAIN TAX POSITIONS

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

(k) ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense for the three months ended March 31, 2010 and 2009 amounted to $0, and $808, respectively.

(l) SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with ASC 718-20, Awards Classified as Equity. The Company applies ASC 718-20 in accounting for stock-based awards issued to employees under the recognition of compensation expense related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

Options and warrants issued to non-employees are accounted for in accordance with ASC 505- 50, Equity-Based Payments to Non-Employees. Options and warrants issued to non-employees are treated the same as those issued to employees with the exception of determination of the measurement date. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Options and warrants granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, the Company will revalue the associated options and warrants and recognize additional expense based on their then current values.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant. Grants of stock options and warrants during the three months ended March 31, 2010 and 2009 were valued using the following assumptions.

Three Months Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Expected life in years	2-10 years	5 years
Stock price volatility	111.85% - 163.60%	102.18% - 103.28%
Risk free interest rate	1.02% - 3.66%	1.86% - 1.90%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

(m) NET INCOME/LOSS PER SHARE

The Company applies the guidance of ASC 260-10, Earnings Per Share for calculating the basic and diluted loss per share. Basic loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

All potential common shares were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2010 and 2009 because they were anti-dilutive due to the Company's net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 76,642,407 shares for the three months ended March 31, 2010 and 34,626,997 shares for the three months ended March 31, 2009.

(n) RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering costs are expensed as incurred and presented as technology development in the accompanying consolidated statements of operations. Costs for software development relating to our website incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives.

(o) CONCENTRATIONS

For the three months ended March 31, 2010, our three largest customers (Alexian at $38,970, Coverdell at $26,597 and Medicalert at $15,506) accounted for approximately 90% of our total revenue. For the three months ended March 31, 2009, the then three largest customers (MMR Australia at $53,292, Alexian at $38,616 and Medicalert at $19,515) accounted for approximately 76.4% of our total revenue.

(p) RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company's financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company's financial statements.

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

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. Questions have arisen in practice about Topic 855, Subsequent Events. Specifically, constituents have informed the Board that the requirements to disclose the date that the financial statements are issued potentially conflict with some of the Securities and Exchange Commission's (SEC) guidance. This Update addresses both the interaction of the requirements of Topic 855, Subsequent Events, specifically regarding the requirements to disclose the date that the financial statements are issued, with the SEC's reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. The Company has evaluated subsequent events through the date of issuance in accordance with ASU No 2010-09.

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. This update did not impact the Company.

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

The Third Amended Note amends and restates the previous The RHL Group note ("RHL Group Note"), matured November 30, 2009, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the previous note) by the Security Agreement. The RHL Group Note was renewed for an additional six-month term. Although the reserve credit line has been increased to $3,000,000, The RHL Group is only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. The RHL Group Note payable had a balance of $1,473,934 at March 31, 2010. The components of the Group Note payable and the related balance sheet presentation as of March 31, 2010 are: (1) $976,924, which is included in the line of credit, related party; (2) $283,694, which is related to credit card charges and a vendor guaranty, is included in accounts payable and accrued expenses; and (3) $213,316, which is related to deferred salary and consulting expenses is included in related party payables. The RHL Group was due to receive, as an origination fee ("Fee"), a promissory note for $200,000, bearing interest at 10% per annum and due on demand. On August 17, 2009, the Company paid the $200,000 Fee by granting 2,800,000 shares of common stock to The RHL Group to the value of $364,000 and recorded a loss on issuance of $164,000. The Fee was recorded as a deferred financing cost and is being amortized over the Third Amended Note maturity period. As of March 31, 2010 and December 31, 2009, the remaining unamortized origination fee was $0.

Total interest expense on this note for the three months ended March 31, 2010 and 2009 amounted to $36,304 and $20,434, respectively. The unpaid interest balance as of March 31, 2010 and December 31, 2009 was $81,458 and $45,155, respectively.

In conjunction with the loan agreement noted above, MMR was required to maintain certain financial covenants, including the requirement that MMR have at least $100,000 in cash in its bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 1, 2009. As of March 31, 2010, MMR was in compliance with its financial covenants under the terms of the Third Amended Note.

On May, 12, 2010, MMR issued The RHL Group a Fourth Amended and Restated Note (the "Fourth Amended Note"), and the Company agreed to guaranty MMR's obligations under the Fourth Amended Note (the "Guaranty"). Refer to Note 14 - Subsequent Events.

NOTE 4 - PREPAID EXENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Prepaid consulting fees from issuance of common stock	$337,000	$380,395
Prepaid insurance	167,659	183,710
Loan origination fee settled through issuance of warrants	-	21,250
Prepaid trade shows	17,375	18,451
Prepaid rent from issuance of common stock	2,300	6,900
Prepaid other	231	1,431

Total prepaid expenses and other current assets	$524,565	$612,137

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following:

	March 31,	December 31,
	2010	2009

Legal and accounting fees	$2,114,680	$1,991,526
Accounts payable and accruals from Favrille Merger	499,295	532,505
Trade payables	243,247	286,758
Consulting services	156,282	136,154
Accrued vacation	20,119	18,502
Interest payable	2,951	13,777

Total accounts payable and accrued expenses	$3,036,574	$2,979,222

NOTE 6 - INCOME TAXES

Under ASC 740-270, Income Taxes - Interim Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

MMR, in its capacity as the operating company taking over MMRIS's income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. This is based on an expectation that the combined entity will generate net operating losses in 2010, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three months ended March 31, 2010.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2011. Effective May 1, 2009, the Company entered into a lease agreement to lease additional office space in Beverly Hills, California. The lease is month-to-month and requires a monthly payment of $7,667 commencing in June 2009. Total rent expense for the three months ended March 31, 2010 and 2009 was $17,225 and $9,000, respectively. Future minimum lease payments as of March 31, 2010, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows.

Year Ending	Operating	Capital
December 31,	Leases	Leases

2010 (remainder of)	$-	$9,354
2011	-	8,959
Total minimum lease payments	$-	18,313
Less interest portion		(1,371)
		$16,942

Guarantee provided by The RHL Group

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, the Company entered into an agreement to invest $250,000 in a joint venture with the investor to establish an entity to market and sell the Company's services in the countries of Japan, China, Korea, Taiwan and Thailand. The Company has paid $100,000 to date of this amount which the Company has expensed during the year ended December 31, 2009 as the Company has since terminated its relationship with the investor. To date, no joint venture has been formalized or incorporated and no operations have commenced. In September 2007, The RHL Group provided the investor with a guarantee that the Company would meet its obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR common stock, which became 328,174 shares of MMRIS common stock upon the closing of the Merger, valued at approximately $5,000. This expense has been reflected in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. On January 6, 2010, the Company entered into a settlement agreement with the investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRIS and MMR products and services. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor in January 2010. The value of these shares amounted to $138,889, and has been recorded as an expense in the accompanying consolidated statement of operations during the year ended December 31, 2009.

Guarantee provided by Robert H. Lorsch

On August 17, 2009, Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President, agreed to guarantee $282,641 in payments due to a vendor for services rendered to the Company. On August 17, 2009, in consideration of a personal guaranty given by Mr. Lorsch, the Company granted Mr. Lorsch (i) a warrant to purchase 706,605 shares of Company common stock, at an exercise price of $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant, and (ii) 141,321 shares of Company common stock.

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

The Company also approved an employment agreement with our former Chief Financial Officer and Senior Vice President and current Executive Vice President of Technology and Product Development, Naj Allana. The agreement provides for a base salary of $15,845 per month, subject to an upward increase. In addition to his base salary, Mr. Allana is entitled to receive a commission with respect to certain of our accounts.

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

On January 26, 2010, the Company entered into an employment agreement with Ingrid Safranek as our Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement is in effect until June 15, 2010, and shall automatically renew for successive one-year periods, unless extended or otherwise terminated at least 60 days prior to the end of the term.

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

On April 30, 2010, the Company filed a petition in the New York Supreme Court against the Lymphoma Research Foundation ("LRF"), a California nonprofit corporation, to enforce the Company's rights to a portion of certain intellectual property and biotechnology assets acquired as a part of the reverse merger with Favrille. LRF has claimed ownership of some of these assets including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. Both the Company and LRF have agreed to mediate the matter.

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of December 31, 2008, there were 3,332,694; 1,263,750; and 1,580,082 shares of MMR's Series A, Series B and Series C Preferred Stock, respectively, issued and outstanding. Immediately prior to the Merger, the outstanding MMR preferred stock was converted to MMR common stock, representing an aggregate of 6,176,526 shares, which converted into MMRIS common stock in the Merger on January 27, 2009. As of March 31, 2010 and December 31, 2009, there were no shares of MMR preferred stock issued and outstanding.

The Company has 5,000,000 shares of MMRIS preferred stock authorized. As of March 31, 2010 and December 31, 2009, there were no shares of MMRIS preferred stock issued and outstanding.

Common Stock

As of March 31, 2010, the Company was authorized to issue 650,000,000 shares of common stock. Immediately prior to the Merger, there were 41,254,550 shares of MMRIS common stock issued and outstanding. On July 10, 2009, the stockholders of the Company approved an increase to the shares of common stock it is authorized to issue. As of July 10, 2009, the Company was authorized to issue 650,000,000 shares of common stock.

Pursuant to the Merger Agreement, MMRIS agreed to issue (or reserve for issuance) an aggregate 92,599,196 shares of MMRIS common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

Immediately prior to the Merger, and including the conversion of 6,176,526 shares of MMR preferred stock into MMR common stock, the issuance of 100,000 shares of MMR common stock to The RHL Group for renewal of a guarantee (see Note 7), MMR had 24,320,100 shares of common stock issued and outstanding. At the effective time of the Merger, and in accordance with the terms of the Merger Agreement, these shares of outstanding MMR common stock automatically converted into 79,812,087 shares of MMRIS common stock.

As of March 31, 2010, the total shares of the Company's common stock issued and outstanding amounted to 204,409,509.

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

NOTE 9 - EQUITY ISSUANCES

Stock Option Activity

On January 21, 2010, the Company's Board of Directors approved an increase to the number of shares authorized for issuance under the 2001 Equity Incentive Plan (the "Plan") from 12,000,000 to 27,000,000 shares as the original Plan was not deemed adequate to retain key directors, executives and managers.

A summary of option activity for the three months ended March 31, 2010 is presented below. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR to MMRIS shares.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Options	Price	(Years)

Outstanding at December 31, 2009	17,461,649	$0.12	4.00	$54,582
Granted	22,027,891	0.10
Exercised	(246,130)	0.05
Cancelled	(164,087)	0.05
Outstanding at March 31, 2010 (unaudited)	39,079,323	0.11	6.87	1,903,255

Vested and expected to vest
at March 31, 2010 (unaudited)	39,079,323	0.11	6.87	1,903,255

Exercisable at March 31, 2010 (unaudited)	13,074,817	0.12	3.72	533,119

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expense recorded during the three months ended March 31, 2010 and 2009 amounted to $656,539 and $112,709, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	1,181,432	1.20	$0.05	1,181,432	$0.05
0.09 - 0.13	36,327,891	7.17	0.11	11,218,070	0.12
0.18	1,570,000	4.14	0.18	675,315	0.18
	39,079,323			13,074,817

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, the Company issued warrants to purchase up to 4.4 million shares of the Company's common stock at an exercise price of $2.77 per share. The warrants are exercisable as of the date of grant through November 7, 2012. The Company valued the warrants using a Black-Scholes pricing model. ASC 815-40, Contracts in Entity's Own Equity, requires freestanding contracts that are settled in a Company's own stock, including common stock warrants to be designated as an equity instrument, asset or liability. A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. ASC 815-40 was applied to determine that the liability is accounted for as a derivative (see annual report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 for a more detailed discussion). The valuation of these warrants amounted to $266,994 and $88,998 as of March 31, 2010 and December 31, 2009, respectively. The increase in fair value of $177,996 was presented as change in valuation of derivative liabilities in the accompanying consolidated statements of operations.

Immediately prior to the Merger, MMRIS issued warrants to acquire 9,999,992 shares of MMRIS's common stock at an exercise price of $0.12 per share, which expire on January 26, 2014, to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. These warrants vested immediately and were valued on the date of grant using the Black-Scholes option pricing model. As this transaction occurred immediately prior to the Merger, the resulting gain on the issuance of warrants was reflected in the statement of operations of MMRIS. There is no impact of this transaction recorded on the accompanying consolidated statement of operations for the three months ended March 31, 2009.

In January and March 2010, the Company granted to one employee, two different related parties and two different unrelated third-parties (the "Holders") a total of 8,050,875 warrants to purchase shares of the Company's common stock in connection with the 12% Convertible Promissory Note ("the Convertible Notes") at an exercise price equal to the lesser of (i) the product of 50% multiplied by the arithmetic average of the dollar volume-weighted average price ("VWAP") of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date or (ii) $0.15. The total value of these warrants amounted to $845,482, which was bifurcated from the Convertible Notes and accounted for as a discount on debt. On the date of investment, all the aforementioned parties converted their promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $845,482 discount was recorded to interest expense during the three months ended March 31, 2010 with an offset to additional paid in capital. See Note 11 below.

On January 26, 2010, the Company issued warrants to Alexian Brothers Foundation's building and capital fund consisting of two warrants: (a) an immediate grant of a warrant to acquire up to 500,000 shares of Common Stock, exercisable at any time on or before December 31, 2011, with an exercise price of $0.25 per share payable in cash or through a cashless exercise at the option of the holder and (b) an immediate grant of a warrant to acquire up to 500,000 shares of Common Stock, exercisable at any time on or before December 31, 2013, with an exercise price of $0.35 per share payable in cash or through a cashless exercise at the option of the holder. These warrants had an aggregate value of $62,251, and were recorded in sales and marketing expenses during the three month ended March 31, 2010.

In March 2010, the Company granted an aggregate total of 650,000 warrants to purchase shares of the Company's common stock as payment for services. The warrants had exercise prices of $0.12 per share, with contractual lives through March 1, 2015. Of the warrants issued, 150,000 vested immediately, and 500,000 begin vesting in September 2010 after the consultant has completed six months of service. From the vesting commencement date, these warrants vest in eight quarterly installments through September 30, 2012. The warrants had an aggregate value of $63,451, of which $15,017 was recorded as operating expenses during the three months ended March 31, 2010.

The following summarizes the total warrants outstanding and exercisable as of March 31, 2010.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05 - 0.61	28,332,147	4.01	$0.14	27,597,900	$0.14
1.80 - 2.77	4,459,910	2.61	2.77	4,459,910	2.77
3.98 - 6.33	3,341,956	1.26	5.13	3,341,956	5.13
	36,134,013			35,399,766

The weighted average fair value of warrants granted during the three months ended March 31, 2010 amounted to $0.05 per warrant.

Shares Issued for Services or Reduction to Liabilities

During the three months ended March 31, 2010, the Company issued 4,584,696 shares of common stock with a value of $457,054 to non-employees and charged to the appropriate accounts for the following reasons:

Purpose	Shares		Value

Services provided	1,128,942	(1)	$116,000
Settlement with MMR Asia	1,388,889		138,889
Capital contribution fund	1,000,000		90,000
Reduction of payables	766,865		70,165
Prepaid trade conferences	300,000		42,000

Totals	4,584,696		$457,054

(1) Includes 147,124 shares issued to two members of the Board of Directors valued at $21,000.

The 4,584,696 shares were not contractually restricted, however as they were unregistered they were restricted from sale until the requirements of Rule 144 under the Securities Act permit such sale. All such shares were issued at the trading closing price on the date of issuance and such value was calculated therefrom.

Restricted Stock Program

Under the Restricted Stock Program, a restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions relating to the sale or transfer of the shares. A committee appointed by the Board to administer the program or the Board itself shall determine to whom an offer will be made, the number of shares the person may purchase, the price to be paid and the restriction to which the shares shall be subject. The offer must be accepted by the eligible person within thirty days from the date of the offer evidenced by the Restricted Stock Purchase Agreement. The purchase price of shares shall not be less than 85% of the fair market value of such shares on the issue date, with the provision that the purchase price for a 10% stockholder shall not be less than 110% of such fair market value. Shares are either fully and immediately vested upon issuance, or may vest in installments upon attainment of specified performance objectives. No shares were issued under the Restricted Stock Program during the three months ended March 31, 2010 or 2009.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for past services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. No shares were issued under the Stock Bonus Program during the three months ended March 31, 2010 or 2009.

Derivative Liabilities

In accordance with ASC 815-40, on January 27, 2009, the Company performed an analysis as if all holders of options and warrants exercised their rights under those contracts. This analysis resulted in the conclusion that the Company had inadequate authorized shares to settle 100% of these contracts. Therefore, as shareholder approval would be necessary to increase the number of authorized shares, settlement of these obligations would not be within the control of the Company. Consequently certain non-employee options and warrants were accounted for as derivative liabilities in accordance with ASC 815-40.

The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of 3,436,458 vested non-employee options and 15,218,890 vested warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. The condition was remedied on June 13, 2009 when certain of the option and warrant holders waived their rights under those contracts until such time that the Company had 250 million or more shares authorized. On March 31, 2009, these contracts were again valued using the Black-Scholes option valuation model and the $1,794,837 difference between the original value at January 27, 2009 of $871,052 and the value at March 31, 2009 of $2,665,889 was recorded as a loss on change in value of derivatives for the three months ended March 31, 2009.

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

The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. As of July 16, 2009 and for all subsequent options and warrants issued prior to March 31, 2010, the fair value of vested non-employee options and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On March 31, 2010, these contracts were again valued using the Black-Scholes option valuation model and the difference between the value at December 31, 2009 of $1,534,824 plus the value of options and warrants granted to non-employees during the three months ended March 31, 2010 of 89,770, including the cancellation of exercised warrants and options of $19,814 and the value at March 31, 2010 of $3,576,430, was recorded as a loss on change in value of derivatives. The loss recorded related to this matter for the three months ended March 31, 2010 was $1,971,650 and is included in the change in valuation of derivative liabilities.

None of the derivatives liabilities were designated as hedging instruments.

The following is a reconciliation of all derivative liabilities:

Value at December 31, 2009	$1,715,650
Change in value of derivative liability	2,168,480
Establishment of derivative liability for non-employee options and warrants granted in 2010	89,770
Reclassification back to equity for non-employee options and warrants exercised or cancelled in 2010	(60,097)
Value at March 31, 2010 (unaudited)	$3,913,803

The inputs used for the Black-Scholes option valuation model were as follows.

	March 31, 2010	December 31, 2009

Expected life in years	0.02 - 4.92 yrs	0.02 - 4.63 yrs
Stock price volatility	115.13% - 163.56%	111.89% - 187.44%
Risk free interest rate	0.15% - 2.55%	0.04% - 2.69%
Expected dividends	None	None
Forfeiture rate	0%	0%

On May 4, 2010, the $3,576,430 derivative liability was reclassified back into equity and will no longer be accounted for as liability. As of March 31, 2010, two unrelated third-parties had a principal balance of $100,000 and 250,000 warrants to purchase common stock outstanding in connection with the 12% Convertible Promissory Notes. On May 4, 2010, the two parties converted the $100,000 balance and exercised the 250,000 warrants and received 886,943 shares of common stock. As a result, the condition leading to the $3,576,430 derivative liability was remediated and the derivative liability was reclassified back into equity.

NOTE 10 - NOTES PAYABLE
	March 31,	December 31,
	2010	2009
	(Unaudited)

Promissory notes payable due to the former officers of MMRIS as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRIS pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,124	223,116

Promissory notes payable due to PM Creative Corporation, due in full on July 30, 2011, with a 12% per annum stated interest.	-	125,000
	325,351	450,343
Less: current portion	325,351	325,343
Notes payable, less current portion	$-	$125,000

On March 16, 2010, the $125,000 principal and unpaid interest on the PM Creative Corporation Promissory Note was converted into a 12% Convertible Promissory Note. See Note 11.

NOTE 11 - CONVERTIBLE PROMISSORY NOTES

In January and March 2010, the Company entered into 12% Convertible Promissory Notes with one employee, two related parties and two unrelated third-parties for a principal amount totaling $1,250,175. Under the terms of the agreements, principal amounts owed under the Notes become due and payable on June 30, 2010, August 31, 2010 and September 30, 2010, provided that, upon ten (10) days' prior written notice to the Holder, the Company may, in its sole discretion, extend the maturity date to December 31, 2010, January 31, 2011 and March 31, 2011.The 12% Convertible Promissory Notes bear an interest of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock.

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

In connection with the Notes, the Company also issued warrants to purchase an aggregate of 8,050,875 shares of common stock. The term of the warrants is three years and the exercise price is the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable exercise date, or (ii) $0.15, subject to anti-dilution and other customary adjustments.

By virtue of the Notes' variable conversion ratio, a possibility exists, although remote, that the Notes may be convertible into shares of Common Stock that exceed the currently authorized limit. Consequently, a possibility exists that the Company might be placed in a position of net settling the Notes for an amount that exceeds their face value. This resulted in the conversion feature being a derivative under ASC 815-10.

Additionally, as a result of the above, all outstanding options and warrants issued to non-employees, including the warrants issued in connection with the Notes, are also derivatives as they too could require net settlement in the absence of adequate authorized shares. See Note 9 Derivative Liabilities.

The fair value of the conversion feature of the Notes and related warrants was derived using the Black-Scholes option valuation model, resulting in an aggregate fair value of $1,958,300. For five of the Notes issued during the quarter ended March 31, 2010, the fair value of the conversion feature of the Notes and related warrants exceeded the face value of the Notes by $710,093 and such amount was recorded as a deferred financing cost. The fair value of the conversion feature of the Notes and related warrants, net of the deferred financing cost, was deducted from the Notes, resulting in an initial value ascribed to the Notes of $1,968. The initial value of the Notes is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense.

The following table summarizes the Convertible Promissory Notes and discounts upon issuance:

Convertible Promissory Notes at face value	$1,250,175
Conversion feature derivative discount	(845,482)
Warrant derivative discount	(1,112,818)
Deferred financing costs	710,093
Initial value of Notes	$1,968

On the same day the $1,250,175 in principal amount of Notes entered into in January and March 2010 were issued, all of the Note holders converted their Notes into 16,712,304 shares of common stock and exercised the 8,050,875 warrants. On these dates the entire conversion feature and warrant discounts on these Notes of $1,958,300 was recognized as interest expense for the three months ended March 31, 2010.

In addition, on February 24, 2010 and February 26, 2010, two Note holders with principal amounts of $80,000 outstanding at December 31, 2009, converted their Notes into 1,026,160 shares of common stock. One of these note holders also exercised 100,000 warrants issued in connection with the Notes. On these dates the unamortized values of the conversion feature and warrant discounts on these Notes of $13,063 was recognized as interest expense for the three months ended March 31, 2010.

The following table shows activity in the Notes account during the three months ended March 31, 2010:

Value of Notes at December 31, 2009	$166,937
Conversion to common stock	(1,330,175)
Accretion of converted Notes	1,263,238
Accretion of un-converted Notes	-
Value of Notes at March 31, 2010	$100,000

NOTE 12 - RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, MMRIS had provided notices under the federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former MMRIS employees amounted to $1,682,416. On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 warrants issued to creditors (see Note 9), the Company issued warrants as settlement of $985,020 of these amounts. In addition, the Company signed promissory notes with certain former executives totaling $76,783, which notes are payable in full on August 31, 2009 (see Note 10).

As of March 31, 2010, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the three months ended March 31, 2010 on these severance liabilities.

During the period from January 27, 2009 through March 31, 2009, the Company entered into a series of settlement agreements with certain vendors of MMRIS pursuant to the Creditor Plan, in which the Company settled approximately $245,853 of its outstanding accounts payable for an aggregate settlement amount of $193,628. This resulted in a gain of $52,225, which has been recorded as a gain on settlement of payables in the accompanying consolidated statement of operations for the three months ended March 31, 2009. There was no gain recorded during the three months ended March 31, 2010.

NOTE 13 - RELATED PARTY TRANSACTIONS

Our President, Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and owns all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly, and indirectly through The RHL Group, Inc., beneficially owns approximately 28.0% our total outstanding voting stock. The RHL Group, Inc. has loaned money to MMR pursuant to a secured note. See Note 3 - Related Party Note Payable.

The RHL Group is an investment holding company which provides consulting, operational and technical services to the Company, which we refer to as the RHL Services. As part of the RHL Services, the RHL Group provides the Company with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of the RHL Group and other individuals which may hold value to the Company. The RHL Group also provides infrastructure support to the Company, including allowing the Company unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing the Company the use of its office support personnel, the RHL Group also has consented to allow the Company to utilize the full-time services of Mr. Lorsch as the Company's President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as the RHL Group's Chairman and Chief Executive Officer. In addition, the RHL Group has made its President, Kira Reed Lorsch, available as the Company's spokesperson, for personal appearances, tradeshows and hosting the Company's product videos. Ms. Reed Lorsch also helps manage the Company's social networking activities.

The Company incurred $12,500 and $17,500 during the three months ended March 31, 2010 and 2009, respectively, towards marketing consulting services from Bernard Stolar, a director. Included in related party payables at March 31, 2010 and December 31, 2009 was $116,417 and $106,368, respectively, with respect to these services. In addition, on January 27, 2010, the Company granted the Mr. Stolar 4,000,000 options to purchase common stock in the company at an exercise price of $0.10 per share in consideration for director services. The options vest in three annual installments beginning January 27, 2011.

The Company also incurred $12,500 during the three months ended March 31, 2010 and 2009, towards marketing consulting services from Hector Barreto, a director. Included in related party payables at March, 31, 2010 and December 31, 2009 was $42,500 and $23,500, respectively, with respect to these services. In addition, on January 27, 2010, the Company granted the Mr. Barreto 4,000,000 options to purchase common stock in the company at an exercise price of $0.10 per share in consideration for director services. The options vest in three annual installments beginning January 27, 2011. Additionally, on January 21, 2010, the Company granted to Mr. Barreto 50,000 shares of common stock, valued at $5,500 in consideration for sales and marketing services. In the first quarter of 2009, the Company entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market the Company's product to its members. During the three months ended March 31, 2010 and 2009, the Company paid $0 and $2,000, respectively, to The Latino Coalition for services.

The Company also incurred $31,172 and $0 during the three months ended March 31, 2010 and 2009, respectively, towards finder's fees from George Rebensdorf, a director. Included in related party payables at March, 31, 2010 and December 31, 2009 was $56,633 and $71,333, respectively, with respect to these services. In addition, on January 27, 2010, the Company granted the Mr. Rebensdorf 4,000,000 options to purchase common stock in the company at an exercise price of $0.10 per share in consideration for director services. The options vest in three annual installments beginning January 27, 2011.

The Company contracts with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a shareholder. For the three months ended March 31, 2010 and 2009, the total expenses relating to this shareholder amounted to $12,533 and $30,825, respectively. In addition, the Company capitalized $20,005 of software development costs for the three months ended March 31, 2009. As of March 31, 2010 and December 31, 2009, the total amounts due to the shareholder and included in related party payables amounted to $630,359 and $617,796, respectively.

On January 6, 2010, the Company entered into a settlement agreement with an MMR-Asia investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRIS and MMR products and services. Refer to the Guarantee provided by The RHL Group section in Note 7, Commitments and Contingencies for further details. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor.

The Company incurred costs of $37,895 and $116,122 during the three months ended March 31, 2010 and 2009, respectively, toward consulting services from Audit Prep Services, LLC. Michael T. Psomas, member of Audit Prep Services, LLC, is a shareholder of MMRIS. At March 31, 2010 and December 31, 2009 the Company had $71,884 and $64,568, respectively, due to Audit Prep Services, LLC, which was recorded as a related party payable. Additionally, on February 11, 2010, the Company granted to Mr. Psomas 674,000 shares of common stock, valued at $60,660 in consideration for amounts due to Audit Prep Services, LLC at the time of issuance.

On September 15, 2009, the Company entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant shareholder of the Company. The Company will license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data (the "Database") with E-Mail Frequency. The agreement allows the Company to market, through the use of the Database, its MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, the Company, upon closing of the Agreement, paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of common stock. The $250,000 one-time licensee fee was recorded as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009 and for the three months ended March 31, 2010.

In addition, the Company incurred a total of $0 during the three months ended March 31, 2010 and 2009, respectively, towards marketing services and consulting services from E-Mail Frequency, LLC and David Loftus. Included in related party payables at March 31, 2010 and December 31, 2009 was $12,533 and $50,577, respectively, in respect to these services. Furthermore, on January 6, 2010, the Company entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase the Company's common stock. On the date of the investment, Mr. Loftus immediately converted the 12% Convertible Promissory Notes into shares of common stock and exercised the attached warrants and received a total 8,860,606 shares of common stock.

NOTE 14 - SUBSEQUENT EVENTS

On April 30, 2010, the Company filed a petition in the New York Supreme Court against the Lymphoma Research Foundation ("LRF"), a California nonprofit corporation, to enforce the Company's rights to a portion of certain intellectual property and biotechnology assets acquired as a part of the reverse merger with Favrille. LRF has claimed ownership of some of these assets including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. Both the Company and LRF have agreed to mediate the matter.

On May 4, 2010, the $3,576,430 derivative liability (see Note 9) and $70,379 conversion feature liability was reclassified back into equity and will no longer be accounted for as liability. As of March 31, 2010, two unrelated third-partied had a principal balance of $100,000 and 250,000 warrants to purchase common stock outstanding in connection with the 12% Convertible Promissory Notes. On May 4, 2010, the two parties converted the $100,000 balance and exercised the 250,000 warrants and received 886,943 shares of common stock. As a result, the condition leading to the $3,576,430 derivative liability and $70,379 conversion feature liability was remediated and the derivative liabilities were reclassified back into equity.

On May 12, 2010, MMR issued The RHL Group and Robert H. Lorsch, our Chairman, Chief Executive Officer and President, a Fourth Amended and Restated Secured Promissory Note (the "Fourth Amended Note"), and the Company agreed to guaranty MMR's obligations under the Fourth Amended Note (the "Guaranty"). The Fourth Amended Note amends and restates the April 29, 2009 Third Amended and Restated Secured Promissory Note Agreement (the "RHL Note"). The Fourth Amended Note matures April 29, 2011, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the previous RHL Note) by the Security Agreement. The reserve credit line of the Fourth Amended Noted remained at $3,000,000. In connection with the Fourth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") due on May 12, 2010. In the event the Fourth Amended Note is renewed for an additional six-month term, The RHL Group is due an additional $200,000 loan origination fee. In addition, The RHL Group received 2,614,684 warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The warrants are fully vested and be exercisable in cash or in a cashless exercise at any time prior to their fourth anniversary of issuance. The Fourth Amended Note and Guaranty are filed as Exhibits to this current report on Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and the description of our business appearing in our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010 (the "Form 10-K"). This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements. The words "anticipate," "expect," "believe," "plan," "intend," "will" and similar expressions are intended to identify such statements. Although the forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to:

  The possible invalidity of the underlying assumptions and estimates related to our business and market;
  Possible changes or developments in economic, business, industry, market, legal and regulatory circumstances;
  Conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials;
  The ability to generate subscribers for our products and services given the current competitive landscape;
  Our ability to adapt our products to conform to any technical specifications necessary to benefit from stimulus package funding
  Our ability to raise dilutive and non-dilutive capital in order to meet our financial obligations and invest in our business to grow revenues, including risks related to our trading in the Over the Counter market;
  Our ability to launch new products or to successfully commercialize our existing or planned products;
  Managing costs while building up an effective sales and service delivery organization for our products with our small management team;
  Our ability to maximize our legacy biotechnology assets and otherwise protect our intellectual property assets; and
  Our ability to enter into marketing arrangements with large membership and affinity organizations for our products and maintain and grow subscribers from such arrangements, such as those noted above, particularly after the initial introductory period.

Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under "Risk Factors" in Item 1A of the Form 10-K filed on March 31, 2010. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Overview

Background and Basis of Presentation

On January 27, 2009, MMR Information Systems, Inc. ("MMRIS"), (formerly known as Favrille, Inc. ("Favrille"), a Delaware corporation formed in January 2000, and hereinafter referred to as the "Company") consummated a transaction with MyMedicalRecords, Inc. (formerly known as mymedicalrecords.com, Inc., a Delaware corporation formed in 2005) ("MMR") through a merger of a wholly-owned subsidiary of MMRIS with and into MMR pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated November 8, 2008 (the "Merger"). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR was cancelled and the former stockholders of MMR received an aggregate of 79,812,116 shares of Favrille common stock. In addition, MMRIS assumed the obligations of MMR under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represented the right to receive an aggregate 12,787,080 shares of MMRIS common stock at the effective time of the Merger. In connection with the Merger, MMR became a wholly-owned subsidiary of the Company, with the former stockholders of MMR collectively owning shares of the Company's common and preferred stock representing approximately 60.3% of the voting power of the Company's outstanding capital stock.

For accounting purposes, the Merger was treated as a reverse acquisition with MMR being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR. The results of operations for MMRIS are included in the Company's consolidated financial results beginning on January 27, 2009.

The presentation of consolidated statements of stockholders' equity (deficit) reflects the historical stockholders' equity (deficit) of MMR through January 26, 2009. The effect of the issuance of shares of MMRIS common stock in connection with the Merger and the inclusion of MMRIS's outstanding shares of common stock at the time of the Merger is reflected in the accompanying consolidated financial statements.

MMR was incorporated in Delaware in 2005 and is headquartered in Los Angeles, CA. Effective February 9, 2009, MMR changed its corporate name to MMR Information Systems, Inc., or MMRIS after completion of the reverse merger with Favrille. The Company's Board approved an amendment to the Company's certificate of incorporation to change the name of the Company and its trading symbol from MMR Information Systems, Inc. to MMRGlobal, Inc.

The change in name is pending stockholder approval at the Company's shareholder meeting which will be held on June 15, 2010.

We provide secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, unions and professional organizations and affinity groups. MyMedicalRecords enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords Personal Health Record is built on proprietary, patent pending, issued and applied for technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMRPro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in real time. MMR is an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey EMR solution for healthcare professionals. MMR is also an integrated service provider on Google Health.

Source of Revenues

Our revenues are derived from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with a credit card or Paypal account either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. Revenues from subscriptions accounted for 100.0% and 63.4% of our total revenues during the three months ended March 31, 2010 and 2009, respectively.

We also have generated revenues from licensing the sale and marketing of our services internationally and, to a lesser extent, from ancillary fee payments. We record these licensing and other ancillary revenues under "License Fees and Other" in our income statement. When we enter into a licensing arrangement, we are sometimes paid an upfront license fee and typically receive ongoing royalty payments that are often based on a percentage of revenue earned by our licensee. These fees are recognized over the license period. When we receive ancillary one-time payments, we record them when services or products are delivered. Revenues from licensing fees and other accounted for 0% and 36.6% of our total revenues during the three months ended March 31, 2010 and 2009, respectively.

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

We follow the provisions of Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") and accordingly, we recognize annual recurring subscription fees paid in advance on a straight line basis over the subscription period. In addition, we follow the provisions FASB ASC 605-25 (formerly EITF 00-21, "Revenue Arrangements with Multiple Deliverables") and accordingly, we defer recognition of upfront fees paid under our licensing agreement and recognize them over the period covered by the licensing agreement, and similarly, we defer recognition of minimum guaranteed royalty fees paid in advance under our licensing agreement and recognize them in the period to which they relate.

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

Intangible Assets

We account for website development costs in accordance with ASC 350-50 (formerly EITF 00-2, "Accounting for Website Development Costs") and ASC 985-20 (formerly SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed "). Pursuant to ASC 350-50 and 985-20, the Company capitalizes internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. The determination of estimated future gross revenues requires the exercise of judgment and assumptions by our management and actual results could vary significantly from such estimates.

Impairment of Long-Lived Assets and Intangibles

We evaluate long-lived assets and identifiable intangible assets with finite useful lives in accordance with ASC 350-30 and ASC 360 (formerly SFAS No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets"), and accordingly, management reviews our long-lived assets and identifiable intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows.

Share-Based Compensation

We recognize compensation expense in accordance with ASC 718-20 (formerly SFAS No. 123(R), "Share Based-Payments"). Accordingly, we recognize share-based compensation in an amount equal to the estimated fair value of stock-based awards and issuances, such as stock options granted to employees and non-employees and restricted stock awards. This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value of each stock option under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), volatility of the underlying equity security, and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. Further, in the absence of an extensive public market for the Company's shares, the expected volatility is based on ranges for similar companies. The use of different public company comparables in our assumptions and other assumptions by management in the Black Scholes option pricing model could produce substantially different results.

Derivative Liabilities

The company accounts for derivative liabilities in accordance with ASC 815-40 (formerly EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock") and ASC 815-40 (formerly SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"). Accordingly, we recognize the change in valuation of derivative liabilities in an amount equal to the estimated fair value of certain non-employee options and warrants and the conversion feature liability. We calculate the fair value of these non-employee options and warrants and the conversion feature liability under the Black Scholes option pricing model. Refer to the Share-Based Compensation section above for the assumptions used under the Black Scholes model.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see note 2 to our consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Factors Affecting Future Results

MMRPro

MMRPro was launched in late 2009. During the first quarter the Company began the process of selling and installing the first group of 10 systems in physician offices. The installation and sales implementation process takes approximately 6 weeks.  This encompasses a checklist of 60 items which includes everything from where the system hardware will be located, installed and connected, a detailed analysis of office workflow, and customizing connectivity to any existing office practice management system. After completion, the Company will commence billing for the system. Prior to the end of the second quarter, the Company expects it will have completed the majority of these installations.  These initial installations were sold by the Company on a direct basis. The Company received substantial installation support from Kodak and selected Kodak resellers.

Starting in the third quarter the Company will be calling on physician offices throughout the United States through the nationwide Kodak reseller channel.

The Company also plans on building a strategic relationship with hospitals to underwrite the use of MMRPro for staff physicians.  This strategic relationship could enable staff physicians to digitize patient charts prior to admissions streamlining the admissions process for the patients to the hospital.

MMRPro "Stimulus Program"

In addition to its product functionality, MMRPro includes a "Stimulus Program" for the health care professional that creates a revenue opportunity for its users from patient upgrades. The Company believes its Stimulus Program can generate at least as much money for the average group practice over a three year term as the $44,000 that is possible through the HITECH Act over a five year period.

Hispanic Marketing

As a result of MMR's relationship with Kodak, Kodak became a sponsor of The Latino Coalition at its annual Economic Summit for Hispanic entrepreneurs on May 5th, 2010.  Kodak, MMR and other Coalition sponsors will work together to introduce MMRPro, which includes Kodak's document imaging solutions, to physician groups and hospitals serving the Latino community.  MMR's relationship with The Latino Coalition started in the first quarter of 2009. The Latino Coalition is a non-profit organization with nearly 600,000 business members nationwide. Mr. Hector Barreto, one of the members of MMR's Board of Directors, is the Chairman of the Latino Coalition.

Direct Marketing

On September 15, 2009, the Company entered into a into a five year agreement to license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency, LLC. The agreement allows the Company to market, through the use of this database, its MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro integrated document management system for physicians and their patients. The Company is continuing to test the database which continues to increase targeted traffic to the Company's websites.

Exploiting MMR Biotech Assets and Patents

The Company plans on recruiting scientists and experienced venture capitalists to assist the Company in generating revenue through licensing agreements as would be usual and customary in the biotech industry and which could include milestone payments as the term is generally used in the industry. The Company will also explore partnerships with manufacturers and or investors of and in Biotech products and services. These are assets and other intellectual property that the Company acquired from its reverse merger with Favrille.  Those assets include, but are not limited to, data from the Company's pre-merger clinical vaccine trials, the Specifid vaccine, and the anti-CD20 antibodies.

Beginning in June 2009, we filed various national phase filings from the Patent Cooperation Treaty patent application directed to anti-CD20 monoclonal antibodies, including in the United States, Australia, Brazil, Canada, China, Europe, India, Japan, South Korea and Mexico.  The Company also acquired certain intellectual property rights involving B & T cell vaccine technology relating to the FavID vaccine in various stages in the United States and foreign countries through its reverse merger with Favrille.  The Company makes no guarantees as to the status of certain patents and patent applications. However, we are acting to pursue and maintain available intellectual property protection relating to the Company's patents and filings including but not limited to the FavID vaccine intellectual property portfolio in the United States and major foreign markets of interest.

In November 2009, the Company retained Global Research Services LLC, a full-service clinical trials management organization, to assist the Company in its efforts to accelerate bringing to market its anti-CD20 monoclonal antibodies. Anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin Lymphoma (NHL) and additional B-Cell mediated conditions such as rheumatoid arthritis. Global Research Services specializes in serving sponsors of Phase I-IV research. MMRF's anti-CD20 antibody asset is potentially a candidate for the next generation Rituximab, marketed under the trade name Rituxan(R) in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera(R) by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan is one of the world's most successful monoclonal antibodies with reported total sales in 2009 of US $5.6 billion.

The Company has also had certain patents granted from its Personal Health Record products and services which it believes will generate licensing revenue from competitors to the Company.

Insurance and Banking

On March 22, 2010, the Company entered into a Master Services Agreement with Chartis International LLC ("Chartis"). Chartis provides a wide range of insurance solutions and is one of the world's leading property-casualty and general insurance organizations, with operations in over 160 countries and jurisdictions. The Company believes it will provide MMR's secure online Personal Health Record (PHR) to Chartis policyholders worldwide starting prior to the end of this year. Initially, MMR anticipates launching Chartis branded products in the United Kingdom, France, Germany, Japan, South Korea, Singapore, Malaysia, South Africa, Russia, Ukraine, Finland, Hungary, Czech Republic, Poland, Israel, Estonia, Lithuania, Romania and other countries in Europe , Asia and the Commonwealth of Independent States in addition to select countries in Central and South America, including Argentina. Translations of the product are first expected to be available in English, Spanish, French, German, Italian, Japanese and Chinese.

The Company is also in active negotiations with a major financial institution regarding the development of a paperless loan processing and delivery solutions whereby loan documents can be delivered electronically through the Company's MyESafe DepositBox product with resultant completed documents being filed in a permanent on-line MyESafeDepositBox account offered by the financial institution.

China

The Company and Unis-Tonghe Technology Co ("UNIS") entered into a Cooperation Agreement and related documents, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, the Company and UNIS agreed to form a joint venture in China for the purpose of deploying the Company's personal health record services and document imaging and management solutions as part of a total EMR solution in China. Upon approval of the venture by the Chinese government the Company will own 40% of the joint venture and UNIS will own 60%.  The joint Venture plans on developing a comprehensive Electronic Medical Record system in compliance with recent development criteria being proposed by the Chinese government.

As a result of lead times to develop customized EMR solutions in response to government specifications, this effort could take several years. In the meantime the Company has begun to leverage its resources in China with other U.S. partners on the ground in China including Kodak. As a result, the Company anticipates selling MMRPro in conjunction with Kodak resellers throughout the Asia Pacific region in advance of a UNIS MMR EMR product launch.  The Company also believes that China will provide one of the earlier Chartis revenue streams.

Clinical Trials Platform

The Company is exploring the development of a service that could enable visitors to the Company's consumer and professional services websites to easily find upcoming and ongoing clinical trials for themselves, family members and friends who may be seeking new channels for treatment of disease. If this development effort is successful, and is successfully commercialized, the Company could receive revenue from the delivery of patients to these trials through existing strategic partnerships and agreements.

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

  Our continued ability to raise capital in order to meet our financial obligations and invest in our business to grow revenues;
  The pace of market adoption of our current and future products;
  Our continued ability to launch new products;
  Managing costs while building an effective sales and service delivery organization for our products; and
  Our continued ability to enter into marketing arrangements with large membership and affinity organizations for our products, launch those programs and maintain and grow subscribers from such programs, including but not limited to those noted above, particularly after the initial introductory period.

Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

The following table sets forth items in our statements of operations for the periods indicated.

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues
Subscriber	$90,164	$92,495
License fees and other	-	53,292
Total revenues	90,164	145,787
Cost of revenues	113,036	106,852
Gross profit (loss)	(22,872)	38,935
General and administrative expenses	1,219,315	1,294,405
Sales and marketing expenses	930,132	235,886
Technology development	82,139	43,748
Loss from operations	(2,254,458)	(1,535,104)
Gain on settlement of payables	-	52,225
Change in valuation of derivative liabilities	(2,168,480)	(2,150,831)
Interest and other finance charges, net	(2,040,420)	(242,680)
Net loss	$(6,463,358)	$(3,876,390)

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Revenues. As a result of the termination of international licenses for the Company's products in September 2009, revenues decreased by $55,623 for the three months ended March 31, 2010 from $145,787 for the three months ended March 31, 2009 to 90,164. As a result of these terminated international license agreements, the Company was able to enter into a Master Agreement with Chartis which the Company believes will have significantly more value than the terminated international licenses.

Cost of revenue. Our cost of revenue increased by $6,184, from $106,852 for the three months ended March 31, 2009 to $113,036 for the three months ended March 31, 2010. We had a gross loss and negative gross margin of 25.4% for the first quarter of 2010 compared to a gross profit margin of 26.7% for the first quarter of 2009. The decrease in our gross margin was due to the termination of the MMR Australia license agreement as license fee revenues carried minimal to no cost.

Operating expenses. The following table sets forth the individual components of our operating expenses for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009

General and administrative expenses	$1,219,315	$1,294,405
Sales and marketing expenses	930,132	235,886
Technology development	82,139	43,748
Total	$2,231,586	$1,574,039

As a result of an increase in sales and marketing expenses for non-cash equity based compensation and payments for services totaling $514,342, operating expenses increased by $657,547 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. These non-cash sales and marketing expenses included stock based compensation to employees and directors of $265,091, common stock valued at $97,000 issued in exchange for consulting services, and common stock valued at $90,000 and warrants valued at $62,251 issued for a capital contribution fund.

In addition to the non-cash equity based compensation, sales and marketing expenses grew because we attended several trade shows and Health Care Information and Management Systems Society ("HIMSS") conferences and incurred international travel related sales and marketing expenses during first three months of 2010 compared to no trade show or HIMSS attendances or international travel during the same period in 2009. As a result, we incurred a total trade show and international travel-related expenses of approximately $183,000 during the three months ended March 31, 2010, as compared to only approximately $4,000 during the same period in 2009.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. During the three months ended March 31, 2009, the change in valuation of the warrants amounted to $355,993. During the three months ended March 31, 2010, the change in valuation of the warrants amounted to $177,996.

On January 27, 2009, the Company performed an analysis as if all holders of options and warrants exercised their rights under those contracts. This analysis resulted in the conclusion that the Company had inadequate authorized shares to settle 100% of these contracts. Therefore, as shareholder approval would be necessary to increase the number of authorized shares, settlement of these obligations would not be within the control of the Company. Consequently certain non-employee options and warrants were accounted for as derivative liabilities. The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On March 31, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at January 27, 2009 of $871,051 and the value at March 31, 2009 of $2,665,889 was recorded as a loss on change in value of derivatives. The loss recorded related to this matter was $1,794,838 and is included in the change in valuation of derivative liabilities for the three months ended March 31, 2009 of $2,150,831.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. As of July 16, 2009 and for all subsequent options and warrants issued prior to March 31, 2010, the fair value of vested non-employee options and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On March 31, 2010, these contracts were again valued using the Black-Scholes option valuation model and the difference between the value at December 31, 2009 of $1,534,824 plus the value of options and warrants granted to non-employees during the three months ended March 31, 2010 of 89,770, including the cancellation of exercised warrants and options of $19,813 and the value at March 31, 2010 of $3,576,430, was recorded as a loss on change in value of derivatives. The loss recorded related to this matter was $1,971,650 and is included in the change in valuation of derivative liabilities for the three months ended March 31, 2010 of $2,168,480.

On May 4, 2010, the condition leading to the $3,576,430 derivative liability (see Note 9) and the $1,971,6150 loss on change in value of derivatives for the three months ended March 31, 2010 was remediated and on this date, the derivative liability was reclassified back into equity. As of March 31, 2010, two unrelated third-partied had a principal balance of $100,000 and 250,000 warrants to purchase common stock outstanding in connection with the 12% Convertible Promissory Notes. On May 4, 2010, the two parties converted the $100,000 balance and exercised the 250,000 warrants and received 886,943 shares of common stock. As a result, the condition leading to the $3,576,430 derivative liability was remediated and the derivative liability was reclassified back into equity.

Interest and Other Finance Charges, Net. We had interest and other finance charges, net of $2,040,420 for the three months ended March 31, 2010, an increase of $1,797,740 from $242,680 for the three months ended March 31, 2009. The increase was due to non-cash interest expense of $1,971,363 attributed to the conversion feature and warrant issued with the 12% Convertible Promissory Notes. See Note 11 for a detailed explanation. The Company did not enter into any such 12% Convertible Promissory Notes during the three months ended March 31, 2009.

Net loss. As a result of the foregoing, we had a net loss of $6,463,658 for the three months ended March 31, 2010 compared to a net loss of $3,876,390 for the three months ended March 31, 2009.

Going Concern

As more fully described in note 1 to the consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2009 financial statements for the year ended December 31, 2009 related to the uncertainty of our ability to continue as a going concern. At March 31, 2010, current liabilities of $10,376,770 exceeded cash and cash equivalents of $878,442.

Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group (see Note 3). At March 31, 2010, there was approximately $1,500,000 available under The RHL Group line of credit. Additionally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base and sell MMR Pro products to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Liquidity and Capital Resources

We have incurred net losses of $6,463,358 and $3,876,390 for the three months ended March 31, 2010 and 2009, respectively. At the current level of borrowing, the Company requires cash of $275,000 per year to service its debt. Furthermore, not including debt service, in order to continue operating its business, the Company uses an average of $225,000 cash per month, or $2.7 million per year. At this rate of cash burn, the Company's existing current assets will sustain the business for approximately six months.

In addition to the above cash burn from operations, the Company will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,473,934 at March 31, 2010), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the note.

To finance its activities, the Company has relied on the issuance of stock and debt to the RHL Group. At March 31, 2010, the Company had a line of credit with the RHL Group in the amount of $3 million. Availability under this line of credit was $1.5 million. However, as part of the April 2009 Restructuring Agreement, The RHL Group is only obligated to advance an additional $100,000. Additionally, during 2010, the Company issued $1,142,300 of convertible debt. The Company expects to continue offering a limited amount of convertible debt during the remainder of 2010. The Company also expects sales from its new MMR Pro to generate revenue and gross profit that will significantly improve its monthly and annual cash burn from operations.

Cash Flows for the Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Net cash used in operating activities for the three months ended March 31, 2010 was $1,087,749. The reconciliation of net loss of $6,463,358 to net cash used in operating activities for the three months ended March 31, 2010 included the following non-cash charges: $656,539 for share-based compensation, $2,168,480 for change in valuation of derivative liabilities, $1,971,363 for interest on the 12% Convertible Promissory Notes, $20,371 for depreciation and amortization, $352,437 for common stock issued as payment for services, $85,163 for warrants issued for services, and $21,250 for a third-party loan commitment fee amortization. We also had decreases in accounts receivables of $3,175, prepaid expenses and other current assets of $108,322, and increases in accounts payable and accrued expenses of $136,769 contributing to increased operating cash flow, offset by decreased operating cash flow of $29,022 for increases in inventory and $119,541 for decreases in related party payables.

Net cash used in operating activities for the three months ended March 31, 2009 was $1,105,361. The reconciliation of net loss of $3,876,390 to net cash used in operating activities for the three months ended March 31, 2009 included non-cash charges of $318,313 for share-based compensation and $2,150,831 for change in valuation of derivative liabilities, offset by a gain on the settlement of payables of $52,225, as well as increases of $615,266 in accounts payable and accrued expenses and $165,000 in restricted cash.

Our investing activities resulted in a net cash outflow of $20,005 for the three months ended March 31, 2010 relating to MMRPro software development spending. During the three months ended March 31, 2009, our investing activities resulted in a net cash inflow of $1,037,212 in connection with $1,050,506 in cash acquired from the Merger, offset by $6,924 in spending for the acquisition of property and equipment as well as $6,370 in capitalized website development costs.

Our financing activities resulted in a net cash inflow of $1,498,430 for the three months ended March 31, 2010 in connection with $1,142,300 in proceeds from the 12% Convertible Promissory Notes, $354,195 from warrant exercises and $3,779 from stock option exercises. During the three months ended March 31, 2009, our cash provided from financing activities was $17,866, which primarily represented borrowings from the line of credit with The RHL Group, Inc.

As of March 31, 2010, we had cash and cash equivalents of $878,442 compared to $25,496 at March 31, 2009.

Description of Indebtedness

The RHL Group

On April 29, 2009, the Company agreed to restructure our secured credit facility with The RHL Group and entered into a Secured Credit Restructuring Agreement with The RHL Group and Robert H. Lorsch, our Chairman, Chief Executive Officer and President (the "Restructuring Agreement"), issued The RHL Group a Third Amended and Restated Note (the "Third Amended Note"), and we agreed to guaranty MMR's obligations under the Third Amended Note (the "Guaranty").

The Third Amended Note amended and restated the August 2008 Second Amended and Restated Promissory Note Agreement (the "RHL Note"). The Third Amended Note matures November 30, 2009, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the previous RHL Note) by the Security Agreement. Although the reserve credit line has been increased to $3,000,000, The RHL Group is only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. The RHL Group was due to receive, as an origination fee ("Fee"), a promissory note for $200,000, bearing interest at 10% per annum and due on demand. On August 17, 2009, the Company paid the $200,000 Fee by granting 2,800,000 shares of common stock to The RHL Group to the value of $364,000 and recorded a loss on issuance of $164,000. The Fee was recorded as a deferred financing cost and is being amortized over the Third Amended Note maturity period. As of December 31, 2009, the remaining unamortized origination fee was $0.

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

The RHL Group Note payable had a balance of $1,473,934 at March 31, 2010. The components of the Group Note payable and the related balance sheet presentation as of March 31, 2010 are: (1) $976,924, which is included in the line of credit, related party; (2) $283,694, which is related to credit card charges and a vendor guaranty, is included in accounts payable and accrued expenses; and (3) $213,316, which is related to deferred salary and consulting expenses is included in related party payables. Total interest expense on this note for the three months ended March 31, 2010 and 2009 amounted to $36,304 and $20,434, respectively. The unpaid interest balance as of March 31, 2010 and December 31, 2009 was $81,458 and $45,155, respectively.

In addition, under the Restructuring Agreement, The RHL Group agreed to use commercially reasonable efforts to raise additional financing from third parties, and agreed to extend the maturity of the Third Amended Note for an additional six-month term if we are in full compliance with our covenants and other obligations under the Third Amended Note, on terms to be negotiated at such time. Additionally, Mr. Lorsch agreed to exercise all of his outstanding options prior to May 1, 2009 (which were exercised April 30, 2009), which resulted in an $113,220 reduction in principal owing The RHL Group. Finally, as a condition to agreeing to restructure our secured credit arrangement, we also terminated the Allonge. Thus, if at any time after June 1, 2009 we are not in compliance with our covenants under the Third Amended Note or Security Agreement, The RHL Group may, but is not obligated to, declare an event of default. In conjunction with the Third Amended Note, MMR was required to maintain certain financial covenants, including the requirement that MMR have at least $100,000 in cash in its bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 1, 2009. As of March 31, 2010, MMR was in compliance with its financial covenants under the terms of the Third Amended Note.

Promissory Notes

On June 11, 2009, the Company entered into a promissory note agreement to borrow $125,000 with an unrelated third-party. The promissory note is due and payable July 30, 2011, and bears interest of 12% per annum payable quarterly beginning on January 1, 2010. The proceeds of the loan will be used by the Company for the filing of international patent applications to expand and perfect the patent rights of the Company in the Anti-CD20 Antibodies outside the United States. The unrelated third-party also received, as a commitment fee, a payable for $30,000, due and payable by August 15, 2009. The commitment fee was payable at the Company's option in cash or warrants to acquire 375,000 shares of our common stock at an exercise price per share equal to the lesser of (i) $0.15 per share and (ii) the weighted average trading price for a share of common stock for the ten consecutive trading days preceding the date on which the warrant is exercised. The warrants have a four year term. On July 29, 2009, we elected to pay the commitment fee through the issuance of warrants exercisable into 375,000 shares of our common stock at an exercise price of $0.14 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model. The total value of these warrants amounted to $32,399, all of which will be recorded as a reduction to the commitment fee payable in July 2009, with a loss on settlement payables for $2,399. On March 16, 2010, the $125,000 principal and unpaid interest on the PM Creative Corporation Promissory Note was converted into a 12% Convertible Promissory Note. See Note 11.

On various dates between July 16, 2009 and March 17, 2010, the Company also entered into seventeen different Note and Warrant Subscription Agreements (the "Note Agreements") with eleven separate individuals (the "Note Purchasers"). Pursuant to the terms of the Note Agreements, these individuals purchased convertible notes in an aggregate amount of $2,623,175 (the "Notes"). The Notes carry an annual interest rate of 12%. The Notes are convertible at the option of the Note Purchasers into a number of shares of the Company's common stock, par value $0.001 per share, equal to the product of eighty percent (80%) multiplied by the arithmetic average of the dollar volume-weighted average price ("VWAP") of the Company's common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. As of March 31, 2010 all but two of the individuals converted their notes totaling $2,523,175 in exchange for a total of 35,649,729 shares of the Company's common stock.

Commitments and Contingencies

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, the Company entered into an agreement to invest $250,000 in a joint venture with the investor to establish an entity to market and sell the Company's services in the countries of Japan, China, Korea, Taiwan and Thailand. The Company has paid $100,000 to date of this amount which the Company has expensed during the year ended December 31, 2009 as the Company has since terminated its relationship with the investor. To date, no joint venture has been formalized or incorporated and no operations have commenced. In September 2007, The RHL Group provided the investor with a guarantee that the Company would meet its obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR common stock, which became 328,174 shares of MMRIS common stock upon the closing of the Merger, valued at approximately $5,000. This expense has been reflected in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. On January 6, 2010, the Company entered into a settlement agreement with the investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRIS and MMR products and services. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor in January 2010. The value of these shares amounted to $138,889, and has been recorded as an expense in the accompanying consolidated statement of operations during the year ended December 31, 2009.

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

For additional information relating to this and other commitments and contingencies, please see note 7 to our financial statements appearing elsewhere in this quarterly report on Form 10-Q.

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

The foregoing description of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the Cooperation Agreement, a copy of which is filed as an Exhibit to the Form 10-K filed on March 31, 2010.

The Company's entry into the Cooperation Agreement described above constitutes the creation of a direct financial obligation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2010, MMRIS' disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by MMRIS in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to MMRIS that would be required to be included in MMRIS' periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert H. Lorsch, MMRIS' chief executive officer, and Ingrid G. Safranek, MMRIS' chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

MMRIS has made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company's financial statements.

On April 30, 2010, the Company filed a petition in the New York Supreme Court against the Lymphoma Research Foundation ("LRF"), a California nonprofit corporation, to enforce the Company's rights to a portion of certain intellectual property and biotechnology assets acquired as a part of the reverse merger with Favrille. LRF has claimed ownership of some of these assets including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. Both the Company and LRF have agreed to mediate the matter.

Item 1A. Risk Factors

Intentionally omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since our disclosure on March 31, 2010, we have made the following unregistered sales of equity securities:

In April and May 2010, the Company entered into 12% Convertible Promissory Notes with nine different unrelated third-parties for a principal amount totaling $619,562 and warrants to purchase 2,957,667 shares of the Company's commons stock. The 12% Convertible Promissory Notes mature on September 30, 2010, and the Company may, at its sole discretion, extend the maturity date to April 30, 2011. The 12% Convertible Promissory Notes bear an interest of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at the sole discretion of the Company. The 12% Convertible Promissory Note are convertible into shares of common stock by dividing (i) the then outstanding balance of such note by (ii) the product of eighty percent (80%) multiplied by the arithmetic average of the volume weighted average price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. All parties immediately exercised the warrants and converted the 12% Convertible Promissory Notes into 7,090,119 shares of the Company's common stock.

On April 7, 2010, we granted to Global Research Services LLC 500,000 shares of common stock at a price per share value of $0.15, in consideration its efforts to accelerate bringing to market its anti-CD20 monoclonal antibodies.

On May 4, 2010, we granted to The Latino Coalition, 92,593 shares of common stock at a price per share value of $0.27, in consideration for a reduction of $19,000 in payables and for the 2010/2011 Sponsorship.

We have granted all such securities described above in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

The following event is a Form 8-K reportable event, but which the Company is reporting pursuant to Item 5 of Form 10-Q.

On May, 12, 2010, MMR issued The RHL Group and Robert H. Lorsch, our Chairman, Chief Executive Officer and President, a Fourth Amended and Restated Secured Promissory Note (the "Fourth Amended Note"), and the Company agreed to guaranty MMR's obligations under the Fourth Amended Note (the "Guaranty"). The Fourth Amended Note amends and restates the April 29, 2009 Third Amended and Restated Secured Promissory Note Agreement (the "RHL Note"). The Fourth Amended Note matures April 29, 2011, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the previous RHL Note) by the Security Agreement. The reserve credit line of the Fourth Amended Noted remained at $3,000,000. In connection with the Fourth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") due on May 12, 2010. In the event the Fourth Amended Note is renewed for an additional six-month term, The RHL Group is due an additional $200,000 loan origination fee. In addition, The RHL Group received 2,614,684 warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The warrants are fully vested and be exercisable in cash or in a cashless exercise at any time prior to their fourth anniversary of issuance. The Fourth Amended Note and Guaranty are filed as Exhibits to this current report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

10.1	Fourth Amended and Restated Secured Promissory Note dated May 12, 2010.

10.2	Guaranty dated May 12, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010

MMR Information Systems, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Fourth Amended and Restated Secured Promissory Note dated May 12, 2010. PDF

10.2	Guaranty dated May 12, 2010. PDF

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. PDF

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. PDF