Form 10-K/A
period 2009-12-31
MMR Information Systems, Inc.
filed 2010-05-28
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K/A

Amendment No. 2

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

      As of March 20, 2010, the registrant had 202,314,696 shares of common stock outstanding.

TABLE OF CONTENTS

Item 15.	Exhibits, Financial Statement Schedules	2
Signatures

i

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of MMR Information Systems, Inc. ("MMR," "we," "our," "us," or the "Company") for the year ended December 31, 2009, which was originally filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2010, is being filed solely to amend Item 15 to amend the filings of Exhibit 10.26 and Exhibit 10.28. This Amendment No. 2 does not reflect events occurring after March 31, 2010, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

1

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(3) Exhibits

See Exhibit Index

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 2010.

By: /s/ Robert H. Lorsch
Robert H. Lorsch
Chief Executive Officer

3

EXHIBIT INDEX

Exhibit Number	Description
10.26	† * Cooperation Agreement dated January 4, 2010, by and among MMR Information Systems and Unis-TongHe Technology (Zhengzhou) Co., Ltd. PDF provided as courtesy
10.28	† * Master Services Agreement dated March 22, 2010, by and among MMR Information Systems and Chartis International LLC. PDF provided as courtesy
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF provided as courtesy
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF provided as courtesy

† The Company has requested confidential treatment with respect to portions of this exhibit.
* Filed herewith.