Form 10-Q
period 2010-06-30
MMRGlobal, Inc.
filed 2010-08-16
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 000-51134

MMRGLOBAL, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 3, 2010, the issuer had 222,064,308 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$499,382	$487,766
Accounts receivable	151,978	29,402
Inventory	48,772	-
Prepaid expenses and other current assets	787,136	612,137
Total current assets	1,487,268	1,129,305

Property and equipment, net	27,713	36,737
Deposits	7,665	7,665
Intangible assets, net	624,195	450,457
Total assets	$2,146,841	$1,624,164

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$909,351	$940,620
Related party payables	1,206,230	1,537,605
Compensation payable	10,748	10,943
Severance liability	620,613	620,613
Accounts payable and accrued expenses	2,527,882	2,979,222
Deferred revenue	64,406	-
Warrant liability	355,992	88,998
Derivative liability	-	1,534,824
Conversion feature liability	-	91,828
Convertible notes payable	-	166,937
Notes payable, current portion	325,343	325,343
Capital leases payable, current portion	10,700	10,302
Total current liabilities	6,031,265	8,307,235

Notes payable, less current portion	-	125,000
Capital leases payable, less current portion	4,350	8,484
Total liabilities	6,035,615	8,440,719

Commitments and contingencies (See Note 7)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 221,867,998 and 173,689,343 shares issued and outstanding as of June 30, 2010 (unaudited) and December 31, 2009, respectively	221,867	173,689
Additional paid-in capital	31,665,651	14,458,052
Accumulated deficit	(35,776,292)	(21,448,296)
Total stockholders' deficit	(3,888,774)	(6,816,555)
Total liabilities and stockholders' deficit	$2,146,841	$1,624,164

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Subscriber	$87,346	$87,972	$177,510	$180,467
MMR Pro	108,636	-	108,636	-
License fees and other	115	74,126	115	127,418
Total revenues	196,097	162,098	286,261	307,885
Cost of revenues	160,376	102,285	273,412	209,137
Gross profit (loss)	35,721	59,813	12,849	98,748
General and administrative expenses	1,154,998	1,349,113	2,374,313	2,643,518
Sales and marketing expenses	598,871	384,772	1,529,003	620,658
Technology development	64,085	63,095	146,224	106,843
Loss from operations	(1,782,233)	(1,737,167)	(4,036,691)	(3,272,271)
Gain on settlement of payables	-	36,945	-	89,170
Change in valuation of derivative liabilities	(3,961,083)	1,495,569	(6,129,563)	(655,261)
Interest and other finance charges, net	(2,121,322)	(116,404)	(4,161,742)	(359,084)
Net loss	$(7,864,638)	$(321,057)	$(14,327,996)	$(4,197,446)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.04)	$(0.00)	$(0.07)	$(0.04)

Weighted average common shares outstanding:
Basic and Diluted	212,834,956	124,881,831	200,617,293	117,357,033

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2009	-	$-	173,689,343	$173,689	$14,458,052	$(21,448,296)	$(6,816,555)

Warrant exercise by RHL Group to reduce line of credit	-	-	1,600,000	1,600	198,400	-	200,000
Convertible debt issuances and warrants exercises	-	-	35,577,804	35,578	6,567,268	-	6,602,846
Reclassification of derivative warrants and options liability back to APIC	-	-	-	-	7,378,559	-	7,378,559
Shares issued for services or reduction to liabilities	-	-	8,638,606	8,639	1,221,788	-	1,230,427
Stock option exercises	-	-	1,457,419	1,456	176,379	-	177,835
Stock based compensation	-	-	-	-	962,525	-	962,525
Warrant exercises	-	-	904,826	905	129,698	-	130,603
Warrants issued for services	-	-	-	-	572,982	-	572,982
Net loss	-	-	-	-	-	(14,327,996)	(14,327,996)

Balance as of June 30, 2010 (unaudited)	-	$-	221,867,998	$221,867	$31,665,651	$(35,776,292)	$(3,888,774)

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(14,327,996)	$(4,197,446)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	46,322	53,441
Change in allowance for doubtful accounts	-	66,668
Common stock issued as consideration for extension of guarantee	-	5,000
Common stock issued as replacement of options previously issued	-	1,466
Loss on disposal of property and equipment	-	2,237
Change in valuation of derivative liabilities	6,129,563	655,261
Warrants issued for services	572,982	252,523
Stock based compensation	962,525	217,602
Common stock issued for services	571,213	-
Interest expense on convertible debt	3,573,629	-
Gain on settlement of payables	-	(89,170)
Loss (gain) on sale of shares	(5,900)	6,260
Loss on write-off of advances due from related party	-	100,000
Loan commitment fee amortization	54,583	58,393
Effect of changes in:
Accounts receivable	(115,046)	(75,759)
Inventory	(48,772)	-
Related party receivables	-	22,057
Prepaid expenses and other current assets	174,681	(19,269)
Deposits	-	(5,860)
Accounts payable and accrued expenses	59,910	1,361,577
Related party payables	(50,314)	278,419
Compensation payable	(195)	11,127
Deferred revenue	64,406	(23,985)
Net cash used in operating activities	(2,338,409)	(1,319,458)

Investing activities:
Purchase of property and equipment	-	(8,052)
Patents	(67,476)	(107,087)
MMRPro and Website Development	(93,560)	-
Restricted cash	-	(2,394)
Cash acquired from reverse merger with Favrille, Inc.	-	1,050,506
Net cash provided by (used in) investing activities	(161,036)	932,973

Financing activities:
Proceeds from convertible notes	1,892,747	-
Proceeds from warrant exercises	716,500	-
Payments of capital lease	(3,736)	(3,377)
Proceeds from (repayment of) line of credit, related party	(98,229)	135,000
Proceeds from issuance of note payable	-	125,000
Proceeds from stock option exercises	3,779	52,914
Proceeds from issuance of common stock	-	3,774
Net cash provided by financing activities	2,511,061	313,311
Net increase (decrease) in cash	11,616	(73,174)
Cash, beginning of period	487,766	75,779
Cash, end of period	$499,382	$2,605

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,898	$901
Cash paid for income taxes	$1,600	$1,989

Supplemental disclosure of non-cash investing and financing activities:
Payment of payables through issuance of notes payable	$-	$139,355
Capitalized loan commitment fees payable	$200,000	$230,000
Payment of related party line of credit through warrant exercise and issuance of common stock	$200,000	$113,220
Exercise of warrants as a reduction notes payable	$26,969	$-
Payment of intangible assets through issuance of warrants	$50,000	$-
Conversion of convertible notes payable into common stock	$2,298,814	$-
Establishment of derivative liabilities, net and reclassifcation back to APIC upon settlement	$7,378,559	$-
Prepayment for services through issuance of common stock	$167,000	$24,660
Payment of accounts payable and related party payables through issuance of common stock	$746,863	$-

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On January 27, 2009, MMRGlobal, Inc. ("MMRGlobal"), (most recently known as MMR Information Systems, Inc. ("MMRIS") and formerly known as Favrille, Inc. ("Favrille"), a Delaware corporation formed in January 2000, and hereinafter referred to as the "Company", "we" or "us")　consummated a transaction with MyMedicalRecords, Inc. (formerly known as mymedicalrecords.com, Inc., a Delaware corporation formed in 2005) ("MMR") through a merger of a wholly-owned subsidiary of MMRGlobal with and into MMR pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated November　8, 2008 (the "Merger"). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR was cancelled and the former stockholders of MMR received an aggregate of 79,812,116　shares of Favrille common stock. In addition, MMRGlobal assumed the obligations of MMR under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represented the right to receive an aggregate 12,787,080 shares of MMRGlobal common stock at the effective time of the Merger. In connection with the Merger, MMR became a wholly-owned subsidiary of the Company, with the former stockholders of MMR collectively owning shares of the Company's common and preferred stock representing approximately 60.3% of the voting power of the Company's outstanding capital stock.

For accounting purposes, the Merger was treated as a reverse acquisition with MMR being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR. The results of operations for MMRIS are included in the Company's consolidated financial results beginning on January 27, 2009.

The presentation of consolidated statements of stockholders' equity (deficit) reflects the historical stockholders' equity (deficit) of MMR through January 26, 2009. The effect of the issuance of shares of MMRGlobal common stock in connection with the Merger and the inclusion of MMRGlobal's outstanding shares of common stock at the time of the Merger is reflected in the accompanying consolidated financial statements.

MMR was incorporated in Delaware in 2005 and is headquartered in Los Angeles, CA. Effective February 9, 2009, MMR changed its corporate name to MMR Information Systems, Inc., or MMRIS after completion of the reverse merger with Favrille. Effective June 15, 2010, MMRIS changed its corporate name to MMRGlobal, Inc., or MMRGlobal upon stockholder approval at the Company's stockholder meeting. The name change to MMRGlobal more accurately reflects its global imprint.

We provide secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, professional organizations and affinity groups. MyMedicalRecords enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords Personal Health Record is built on proprietary, patent pending, issued and applied for technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMRPro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in real time. MMRGlobal is an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey EMR solution for healthcare professionals. MMRGlobal is also an integrated service provider on Google Health.

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiary MMR. We eliminated all intercompany transactions upon consolidation.

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements of the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Article 8-03 of Regulation S-X under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six month periods ended June 30, 2010 are not indicative of the results that may be expected for the fiscal year ending December 31, 2010. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

Management's Plan

As of June 30, 2010, the Company's current liabilities exceeded its current assets by $4.5 million. Furthermore, during the six-months ended June 30, 2010, the Company incurred losses of $13.8 million.

At June 30, 2010 and December 31, 2009, the Company had $499,381 and $487,776, respectively, in cash and cash equivalents. Historically, the Company issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder, wholly-owned by the Company's Chairman and Chief Executive Officer) to operate its business. Although, the Company received additional funding from The RHL Group pursuant to the Fourth Amended and Restated Note dated April 29, 2010, it nevertheless will still be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which note payable had a balance of $1,154,175 at June 30, 2010. As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group (see Note 3), if necessary. At June 30, 2010, the Company had approximately $2,000,000 remaining as available under The RHL Group line of credit. Furthermore, the Company may utilize portions of its $10 million standby equity line facility with Dutchess Opportunity Fund, II, LP. Additionally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base and sell MMRPro products to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

If the Company is unable to utilize its available line of credit with The RHL Group, or obtain suitable alternative debt financing, it may adversely affect the Company's ability to execute its business plan and continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets, derivative liabilities and stock-based compensation. Management bases these estimates on historical experience and on various other factors that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

(b) CASH AND CASH EQUIVALENTS

The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company had cash and cash equivalents of $499,381 and $487,766 as of June 30, 2010 and December 31, 2009, respectively.

(c) TRADE AND OTHER RECEIVABLES

Receivables represent claims against third parties that will be settled in cash. The carrying value of receivables, net of an allowance for doubtful accounts, if any, represents their estimated net realizable value. The Company estimates the allowance for doubtful accounts, if any, based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, the Company gives further consideration to the collectability of those balances and the allowance is adjusted accordingly. The Company writes off past due receivable balances when collection efforts have been unsuccessful in collecting the amount due.

(d) INVENTORIES

The Company stated inventories at the lower of standard cost (which approximates cost determined on a first-in, first-out basis) or market. The Company writes down the value of inventories for estimated excess and obsolete inventories based upon assumptions about future demand and market conditions. Inventories consist of finished goods. Inventory reserves, once established, are only reversed upon sale or disposition of related inventories.

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2010 and December 31, 2009, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

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

	Fair Value	Fair Value Measurements at June 30, 2010
	as of	Using Fair Value Heirarchy
Financial Instruments	June 30, 2010	Level 1	Level 2	Level 3

Liabilities:
Warrant liability	$355,992	$-	$-	$355,992
Total	$355,992	$-	$-	$355,992

(f) PROPERTY AND EQUIPMENT

The Company states property and equipment at cost. The Company states equipment under capital leases at the present value of the minimum lease payments. The Company calculates depreciation using the straight-line method, based upon the following estimated useful lives:

Furniture and Fixtures: 5 Years

Computer Equipment: 5 Years

When the Company retires or disposes of items, the Company charges or credits income for the difference between the net book value of the asset and the proceeds realized thereon.

The Company charges expenditures for maintenance and repairs to operations as incurred while renewals and betterments are capitalized.

The Company has pledged as collateral all property and equipment, along with all other assets of the Company, for a line of credit from a related party (see Note 3 - Related Party Note Payable).

(g) INTANGIBLE ASSETS

Intangible assets are comprised of website and software development costs, domain names and patents. The Company accounts for website and software development costs in accordance with ASC 350-50, Website Development Costs, and ASC 985-20, Costs of Software to Be Sold, Leased or Marketed. Pursuant to ASC 350-50 and 985-20, the Company capitalizes internally developed website and software costs when the website or software under development has reached technological feasibility. The Company amortizes these costs, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, the Company evaluates the unamortized capitalized website and software costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. There were no amounts written off during the six months ended June 30, 2010 and 2009.

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

Website and Software Development Costs: 5 Years

Domain Name: 5 Years

(h) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

The Company accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent of the difference between the fair value and the asset's carrying amount. The Company had no impairment charges during the six months ended June 30, 2010 and 2009.

(i) REVENUE RECOGNITION

The Company derives its revenues from services, which are comprised of providing electronic access to consumer medical records and other vital documents and from the licensing of its services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

The Company grants exclusive licenses for the sale and marketing of its services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. License fee revenues received in advance from international licensees for the grant of the license are deferred and recognized over the period covered by the agreement. Minimum guaranteed royalty payments received in advance are deferred and recognized over the period to which the royalty relates. All such revenues are included under "License Fees and Other." In those cases where a license agreement contains multiple deliverables, the agreement is accounted for in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.

The Company recognizes revenue on sales of its MMRPro system in accordance with ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements." The Company has also adopted Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force" effective January 1, 2010. As this is the first time the Company is selling MMRPro, there was no impact related to adoption of ASU 2009-13.

The Company's multiple-deliverable arrangements consist solely of its MMRPro product. The MMRPro product is a system that allows health providers and others to scan patient records, index them and securely store them online.

Significant deliverables within these arrangements include a sophisticated scanning equipment , various licenses to use third party software, a license to use MMRGlobal's proprietary MMRPro application software, dedicated telephone lines, secure online storage and warranties.

All elements were determined to be separate units of accounting as they have standalone value to the customers and/or they are sold by other vendors on a standalone basis. Delivery of the hardware and certain software elements of these arrangements occurs at the inception of the agreement. Installation and training are also delivered at the inception of the agreement. Other software licenses, telephone lines and online secure storage are provided over the three year term of the agreement. Warranties are included in the arrangements, however the third party product manufacturer, and not the Company, is the obligor for such warranties. The contracts are generally paid in advance and are not refundable.

The Company allocates the revenue derived from these arrangements among all the deliverables. Such allocation is based on the relative selling price of each deliverable. With the exception of MMRGlobal's proprietary MMRPro application software, the Company used third party evidence to set the selling prices used for this allocation. In all such cases, third parties sell the same or very similar products. For the MMRPro application software, the Company estimated the selling price based on recent discussions regarding licensure of that particular application on a standalone basis. To date it has not licensed this software on a standalone basis.

The allocated revenue for each deliverable is recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "TOPIC 13: REVENUE RECOGNITION." Under this guidance revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. Generally, this results in revenue being recognized for the hardware, certain software and the warranties upon delivery to the customer, for the installation and training upon completion of these services, and ratably over the contract period for the software licenses, telephone lines and online secure storage.

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

(k) ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense for the three and six months ended June 30, 2010 amounted to $100,000, while advertising expense for the three and six months ended June 30, 2009 amount to $0 and $808, respectively.

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

The Company accounts for options and warrants issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Options and warrants issued to non-employees are treated the same as those issued to employees with the exception of determination of the measurement date. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Options and warrants granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, the Company will revalue the associated options and warrants and recognize additional expense based on their then current values.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant. Grants of stock options and warrants during the six months ended June 30, 2010 and 2009 were valued using the following assumptions.

Six Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Expected life in years	2-10 years	1-5 years
Stock price volatility	111.85% - 162.27%	102.18% - 179.12%
Risk free interest rate	0.87% - 3.87%	0.60% - 2.54%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

(m) NET INCOME/LOSS PER SHARE

The Company applies the guidance of ASC 260-10, Earnings Per Share for calculating the basic and diluted loss per share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

All potential common shares were excluded from the computation of diluted net loss per common share for the three and six months ended June 30, 2010 and 2009 because they were anti-dilutive due to the Company's net loss position. Stock options and warrants excluded from the computation totaled 76,047,221 shares for the three and six months ended June 30, 2010 and 32,256,698 shares for the three and six months ended June 30, 2009.

(n) RESEARCH, DEVELOPMENT AND ENGINEERING

The Company expense research, development and engineering costs as incurred and presented as technology development in the accompanying consolidated statements of operations. The Company capitalizes and amortizes costs for software development relating to our website incurred subsequent to establishing technological feasibility, in the form of a working model, over their estimated useful lives.

(o) CONCENTRATIONS

For the three months ended June 30, 2010, the Company's four largest customers (Mohammad Khilji Healthcare Financial Consultant at $41,261, E-Mail Frequency at $34,187, Coverdell at $31,214 and Alexian at $27,706) accounted for approximately 68.2% of the Company's total revenue. For the six months ended June 30, 2010, these same four customers (Mohammad Khilji Healthcare Financial Consultant at $41,261, E-Mail Frequency at $34,187, Coverdell at $57,811 and Alexian at $65,976) accounted for approximately 69.6% of the Company's total revenue.

For the three months ended June 30, 2009, the Company's then three largest customers (MMR-Australia at $74,136, Medicalert at $17,894 and Alexian at $28,385) accounted for approximately 74.3% of the Company's total revenue. For the six months ended June 30, 2009, these same three customers (MMR-Australia at $127,418, Medicalert at $37,409 and Alexian at $67,001) accounted for approximately 75.3% of the Company's total revenue.

(p) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. The Company is currently evaluating the impact of this standard on the Company's financial statements.

NOTE 3 - RELATED PARTY NOTE PAYABLE

On July 31, 2007, MMR entered into a promissory note agreement and a security agreement with The RHL Group, a corporation wholly owned by Robert H. Lorsch, the Chairman and CEO of the Company, to borrow up to $100,000 under a revolving line of credit. This agreement was subsequently superseded by an amended and restated promissory note on August 23, 2007 under the terms of which the line amount was increased to $1 million. On April 29, 2009, the Company agreed to restructure MMR's secured credit facility with The RHL Group and entered into a Secured Credit Restructuring Agreement with MMR, The RHL Group and Mr. Lorsch, (the "Restructuring Agreement"). The Company issued The RHL Group a Third Amended and Restated Note and the Company agreed to guaranty MMR's obligations under the Third Amended Note. On April 29, 2010, the Company, The RHL Group and Robert H. Lorsch entered into a Fourth Amended and Restated Secured Promissory Note (the "Fourth Amended Note"), and the Company agreed to guaranty MMR's obligations under the Fourth Amended Note (the "Guaranty"). The Fourth Amended Note amends and restates the April 29, 2009 Third Amended and Restated Secured Promissory Note Agreement. The Fourth Amended Note matures April 29, 2011, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fourth Amended Noted remained at $3,000,000. In connection with the Fourth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") due immediately. In the event the Fourth Amended Note is renewed for an additional six-month term, The RHL Group is due an additional $200,000 loan origination fee. In addition, The RHL Group received 2,614,684 warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The warrants are fully vested and are exercisable in cash or on a cashless basis at any time prior to their fourth anniversary of issuance.

The RHL Group Note payable had a balance of $1,154,175 at June 30, 2010. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2010 are: (1) $909,351, which is included in the line of credit, related party; and (2) $244,824, which is related to deferred salary and consulting expenses is included in related party payables. The RHL Group received a $200,000 loan origination fee ("Fee") in connection with the Fourth Amended Note. On May 20, 2010, The RHL Group exercised 1,600,000 warrants with an exercise price of $0.125 in consideration for the Company $200,000 Fee. The Fee was recorded as a deferred financing cost and is being amortized over the Fourth Amended Note maturity period. As of June 30, 2010, the remaining unamortized origination fee was $166,667.

Total interest expense on this note for the three months ended June 30, 2010 and 2009 amounted to $30,656 and $27,608, respectively. Total interest expense on this note for the six months ended June 30, 2010 and 2009 amounted to $66,959 and $48,042, respectively. The unpaid interest balance as of June 30, 2010 and December 31, 2009 was $13,885 and $45,155, respectively.

In conjunction with the loan agreement noted above, MMRGlobal was required to maintain certain financial covenants, including the requirement that MMRGlobal have at least $200,000 in cash in its bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 30, 2010. As of June 30, 2010, MMRGlobal was in compliance with its financial covenants under the terms of the Fourth Amended Note.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Prepaid consulting fees from issuance of common stock	$421,095	$380,395
Prepaid insurance	171,040	183,710
Deferred financing costs (loan origination fees)	166,667	21,250
Prepaid trade shows	17,375	18,451
Prepaid rent from issuance of common stock	-	6,900
Prepaid other	10,959	1,431

Total prepaid expenses and other current assets	$787,136	$612,137

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following:

	June 30,	December 31,
	2010	2009

Legal and accounting fees	$1,844,327	$1,991,526
Accounts payable and accruals from Favrille Merger	327,956	532,505
Trade payables	271,691	286,758
Consulting services	52,875	136,154
Accrued vacation	31,033	18,502
Interest payable	-	13,777

Total accounts payable and accrued expenses	$2,527,882	$2,979,222

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

In accordance with ASC 740, Income Taxes, the Company has performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2010.

MMR, in its capacity as the operating company taking over MMRGlobal's income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. This is based on an expectation that the combined entity will generate net operating losses in 2010, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and six months ended June 30, 2010.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2011. Effective May 1, 2009, the Company entered into a lease agreement to lease additional office space in Beverly Hills, California. The lease is month-to-month and requires a monthly payment of $7,667 commencing in June 2009. Total rent expense for the three months ended June 30, 2010 and 2009 was $32,405 and $10,600, respectively. Total rent expense for the six months ended June 30, 2010 and 2009 was $49,630 and $19,600, respectively. Future minimum lease payments as of June 30, 2010, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows.

Year Ending	Operating	Capital
December 31,	Leases	Leases

2010 (remainder of)	$-	$7,114
2011	-	8,959
Total minimum lease payments	$-	16,073
Less interest portion		(1,023)
		$15,050

Guarantee provided by The RHL Group

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, the Company entered into an agreement to invest $250,000 in a joint venture with the investor to establish an entity to market and sell the Company's services in the countries of Japan, China, Korea, Taiwan and Thailand. The Company has paid $100,000 to date of this amount which the Company has expensed during the year ended December 31, 2009 as the Company has since terminated its relationship with the investor. To date, no joint venture has been formalized or incorporated and no operations have commenced. In September 2007, The RHL Group provided the investor with a guarantee that the Company would meet its obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR common stock, which became 328,174 shares of MMRGlobal common stock upon the closing of the Merger, valued at approximately $5,000. This expense has been reflected in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. On January 6, 2010, the Company entered into a settlement agreement with the investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRGlobal and MMR products and services. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor in January 2010. The value of these shares amounted to $138,889, and has been recorded as an expense in the accompanying consolidated statement of operations during the year ended December 31, 2009.

Guarantee provided by Robert H. Lorsch

On August 17, 2009, Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President, agreed to guarantee $282,641 in payments due to a vendor for services rendered to the Company. On August 17, 2009, in consideration of a personal guaranty given by Mr. Lorsch, the Company granted Mr. Lorsch (i) a warrant to purchase 706,605 shares of Company common stock, at an exercise price of $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant, and (ii) 141,321 shares of Company common stock. On June 11, 2010, the Company settled its liability with this vendor in exchange for 1,680,677 shares of Company's common stock, which in turn cancalled the aforementioned guarantee.

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

On April 30, 2010, the Company filed a petition in the New York Supreme Court against the Lymphoma Research Foundation ("LRF"), a California nonprofit corporation, to enforce the Company's rights to a portion of certain intellectual property and biotechnology assets acquired as a part of the reverse merger with Favrille. LRF has claimed ownership of some of these assets including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. The Company answered LRF's action and filed counterclaims on July 6, 2010. Although the Company and LRF have met in mediation, meanwhile the litigation is ongoing.

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of December 31, 2008, there were 3,332,694; 1,263,750; and 1,580,082 shares of MMR's Series A, Series B and Series C Preferred Stock, respectively, issued and outstanding. Immediately prior to the Merger, the outstanding MMR preferred stock was converted to MMR common stock, representing an aggregate of 6,176,526 shares, which converted into MMRGlobal common stock in the Merger on January 27, 2009. As of June 30, 2010 and December 31, 2009, there were no shares of MMR preferred stock issued and outstanding.

The Company has 5,000,000 shares of MMR preferred stock authorized. As of June 30, 2010 and December 31, 2009, there were no shares of MMR preferred stock issued and outstanding.

Common Stock

Immediately prior to the Merger, there were 41,254,550 shares of MMRGlobal common stock issued and outstanding. On July 10, 2009, the stockholders of the Company approved an increase to the shares of common stock it is authorized to issue. As of June 30, 2010, the Company was authorized to issue 650,000,000 shares of common stock.

Pursuant to the Merger Agreement, MMRGlobal agreed to issue (or reserve for issuance) an aggregate 92,599,196 shares of MMRGlobal common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

Immediately prior to the Merger, and including the conversion of 6,176,526 shares of MMR preferred stock into MMR common stock, the issuance of 100,000 shares of MMR common stock to The RHL Group for renewal of a guarantee (see Note 7), MMR had 24,320,100 shares of common stock issued and outstanding. At the effective time of the Merger, and in accordance with the terms of the Merger Agreement, these shares of outstanding MMR common stock automatically converted into 79,812,087 shares of MMRGobal common stock.

As of June 30, 2010, the total shares of the Company's common stock issued and outstanding amounted to 221,867,998.

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

Upon closing of the Merger on January 27, 2009, these warrants converted into warrants to purchase 656,346 shares of MMRGlobal common stock at an exercise price of $0.61 per share. There was no additional expense recorded during the three and six months ended June 30, 2010 resulting from the modification of these warrants.

NOTE 9 - EQUITY ISSUANCES

Stock Option Activity

On January 21, 2010, the Company's Board of Directors approved an increase to the number of shares authorized for issuance under the 2001 Equity Incentive Plan (the "Plan") from 12,000,000 to 27,000,000 shares as the original Plan was not deemed adequate to retain key directors, executives and managers. The Company's stockholders approved the increase to the Plan on June 15, 2010.

A summary of option activity for the six months ended June 30, 2010 is presented below. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR to MMRGlobal shares.

			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at December 31, 2009	17,461,649	$0.12	4.00	$54,582
Granted	25,127,891	0.11
Exercised	(1,457,419)	0.12
Cancelled	(164,087)	0.05
Outstanding at June 30, 2010 (unaudited)	40,968,034	0.12	6.94	$1,870,645

Vested and expected to vest
at June 30, 2010 (unaudited)	40,968,034	0.12	6.94	$1,870,645

Exercisable at June 30, 2010 (unaudited)	13,027,306	0.12	3.48	$534,600

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expense recorded for the three months ended June 30, 2010 and 2009 amounted to $306,585 and $104,893, respectively. Total stock option expense recorded during the six months ended June 30, 2010 and 2009 amounted to $962,525 and $217,602, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	1,181,432	0.95	$0.05	1,181,432	$0.05
0.09 - 0.13	35,396,191	6.99	0.11	11,254,434	0.12
0.17 - 0.23	4,390,411	8.16	0.18	591,440	0.18
	40,968,034			13,027,306

Warrants

On November　7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, the Company issued warrants to purchase up to 4.4 million shares of the Company's common stock at an exercise price of $2.77 per share. The warrants are exercisable as of the date of grant through November　7, 2012. The Company valued the warrants using a Black-Scholes pricing model. ASC 815-40, Contracts in Entity's Own Equity, requires freestanding contracts that are settled in a Company's own stock, including common stock warrants to be designated as an equity instrument, asset or liability. A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. ASC 815-40 was applied to determine that the liability is accounted for as a derivative (see annual report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 for a more detailed discussion). The valuation of these warrants amounted to $355,992 and $88,998 as of June 30, 2010 and December 31, 2009, respectively. The increase in fair value of $266,994 was presented as change in valuation of derivative liabilities in the accompanying consolidated statements of operations.

Immediately prior to the Merger, the Company issued warrants to acquire 9,999,992 shares of MMRGlobal's common stock at an exercise price of $0.12 per share, which expire on January 26, 2014, to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. These warrants vested immediately and were valued on the date of grant using the Black-Scholes option pricing model. As this transaction occurred immediately prior to the Merger, the resulting gain on the issuance of warrants was reflected in the statement of operations of MMRGlobal. There is no impact of this transaction recorded on the accompanying consolidated statement of operations for the three and six months ended June 30, 2010.

In January, March, April, May and June 2010, the Company granted to one employee, two different related parties and seventeen different unrelated third-parties (the "Holders") a total of 11,698,202 warrants to purchase shares of the Company's common stock in connection with the 12% Convertible Promissory Note ("the Convertible Notes") at an exercise price equal to the lesser of (i) the product of 50% multiplied by the arithmetic average of the dollar volume-weighted average price ("VWAP") of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date or (ii) $0.15. The total value of these warrants amounted to $1,650,725, which was bifurcated from the Convertible Notes and accounted for as a discount on debt. On the date of investment, all the aforementioned parties converted their promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $1,650,725 discount was recorded to interest expense during the six months ended June 30, 2010 with an offset to additional paid in capital. During the three months ended June 30, 2010, the discount recorded to interest expense was $805,243. See Note 11 below.

On January 26, 2010, the Company issued warrants to Alexian Brothers Foundation's building and capital fund consisting of two warrants: (a) an immediate grant of a warrant to acquire up to 500,000 shares of Common Stock, exercisable at any time on or before December 31, 2011, with an exercise price of $0.25 per share payable in cash or through a cashless exercise at the option of the holder and (b) an immediate grant of a warrant to acquire up to 500,000 shares of Common Stock, exercisable at any time on or before December 31, 2013, with an exercise price of $0.35 per share payable in cash or through a cashless exercise at the option of the holder. These warrants had an aggregate value of $62,251, and were recorded in sales and marketing expenses during the six month ended June 30, 2010.

In March 2010, the Company granted an aggregate total of 650,000 warrants to purchase shares of the Company's common stock as payment for services. The warrants had exercise prices of $0.12 per share, with contractual lives through March 1, 2015. Of the warrants issued, 150,000 vested immediately, and 500,000 begin vesting in September 2010 after the consultant has completed six months of service. From the vesting commencement date, these warrants vest in eight quarterly installments through September 30, 2012. The warrants had an aggregate value of $63,451, of which $4,867 and $19,884 was recorded as operating expenses during the three and six months ended June 30, 2010, respectively.

On April 14, 2010, the Company granted 250,000 warrants to purchase shares of the Company's common stock to a third-party as payment for services. The warrants had exercise prices of $0.16 per share, with contractual lives through April 14, 2015. From the vesting commencement date, these warrants vest in 24 monthly installments. The warrants had an aggregate value of $32,688, of which $3,448 was recorded as operating expenses during the three months ended June 30, 2010.

On April 29, 2010, the Company granted 2,614,684 warrants to purchase shares of the Company's common stock to The RHL Group in connection with the Fourth Amended Note (see Note 3). The warrants had exercise prices of $0.21 per share, with contractual lives through April 28, 2014. The warrants vested immediately and had an aggregate value of $456,480, which was recorded as interest expense during the three months ended June 30, 2010.

On May 11, 2010, the Company granted 550,000 warrants to purchase shares of the Company's common stock to a third-party as payment for services. The warrants had exercise prices of $0.25 per share, with contractual lives through May 11, 2015. From the vesting commencement date, these warrants vest quarterly over twelve months. The warrants had an aggregate value of $107,375, of which $14,709 was recorded as operating expenses during the three months ended June 30, 2010.

On June 21, 2010, the Company granted 1,000,000 warrants to purchase shares of the Company's common stock to a third-party. The warrants had an exercise price of $0.21 per share, with contractual lives through June 30, 2012. Fifty percent of the warrants vest and are exercisable upon the Company's receipt of an aggregate of 500 customer agreements and the remaining fifty percent upon the Company's receipt of an additional 300 customer agreements. The warrants had an aggregate value of $159,056, of which $0 was recorded as operating expenses during the three months ended June 30, 2010.

The following summarizes the total warrants outstanding and exercisable as of June 30, 2010.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.12 - 0.61	29,892,005	3.73	$0.16	27,490,921	$0.15
1.80 - 2.77	4,459,910	2.36	2.77	4,459,910	2.77
3.98 - 5.26	3,341,956	0.78	5.13	3,341,956	5.13
	37,693,871			35,292,787

The weighted average fair value of warrants granted during the six months ended June 30, 2010 amounted to $0.15 per warrant.

Shares Issued for Services or Reduction to Liabilities

During the six months ended June 30, 2010, the Company issued 8,638,606 shares of common stock with a value of $1,230,427 to non-employees and charged to the appropriate accounts for the following reasons:

Purpose	Shares		Value

Services provided	2,593,221	(1)	$384,776
Settlement with MMR Asia	1,388,889		138,889
Capital contribution fund	1,000,000		90,000
Reduction of payables	2,716,544		449,762
Prepaid trade conferences	939,952		167,000

Totals	8,638,606		$1,230,427

(1)   Includes 147,124 shares issued to two members of the Board of Directors valued at $21,000.

The 8,638,606 shares were not contractually restricted, however as they were unregistered they were restricted from sale until the requirements of Rule 144 under the Securities Act permit such sale. All such shares were issued at the trading closing price on the date of issuance and such value was calculated therefrom.

Restricted Stock Program

Under the Restricted Stock Program, a restricted stock award is an offer by the Company to sell to an eligible person shares that are subject to restrictions relating to the sale or transfer of the shares. A committee appointed by the Board to administer the program or the Board itself shall determine to whom an offer will be made, the number of shares the person may purchase, the price to be paid and the restriction to which the shares shall be subject. The offer must be accepted by the eligible person within thirty days from the date of the offer evidenced by the Restricted Stock Purchase Agreement. The purchase price of shares shall not be less than 85% of the fair market value of such shares on the issue date, with the provision that the purchase price for a 10% stockholder shall not be less than 110% of such fair market value. Shares are either fully and immediately vested upon issuance, or may vest in installments upon attainment of specified performance objectives. No shares were issued under the Restricted Stock Program during the three and six months ended June 30, 2010 or 2009.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for past services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. No shares were issued under the Stock Bonus Program during the three and six months ended June 30, 2010 or 2009.

Derivative Liabilities

In accordance with ASC 815-40, on January 27, 2009, the Company performed an analysis as if all holders of options and warrants exercised their rights under those contracts. This analysis resulted in the conclusion that the Company had inadequate authorized shares to settle 100% of these contracts. Therefore, as stockholder approval would be necessary to increase the number of authorized shares, settlement of these obligations would not be within the control of the Company. Consequently certain non-employee options and warrants were accounted for as derivative liabilities in accordance with ASC 815-40.

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

The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. The condition was remedied on May 5, 2010 when all Convertible Notes were converted into common stock and warrants granted in connection with the Convertible Notes were exercised. On March 31, 2010 and May 5, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the value at December 31, 2009 of $1,534,824 and the values at March 31, 2010 and May 5, 2010 of $3,576,430 and $7,448,516, respectively, was recorded as a loss on change in value of derivatives for the three and six months ended June 30, 2010 of $3,876,085 and $5,843,735, respectively. On May 5, 2010, the value of the derivative liabilities was reclassified back into equity.

None of the derivatives liabilities were designated as hedging instruments.

The following is a reconciliation of all derivative liabilities:

Value at December 31, 2009	$1,715,650
Change in value of derivative liability	6,129,563
Establishment of derivative liability for non-employee options and warrants granted in 2010	3,650,334
Reclassification back to equity for non-employee options and warrants on conversion of convertible notes	(11,139,555)
Value at June 30, 2010 (unaudited)	$355,992

The inputs used for the Black-Scholes option valuation model were as follows.

	June 30, 2010	December 31, 2009

Expected life in years	0.33 - 4.95 yrs	0.02 - 4.63 yrs
Stock price volatility	128.92% - 210.40%	111.89% - 187.44%
Risk free interest rate	0.15% - 2.31%	0.04% - 2.69%
Expected dividends	None	None
Forfeiture rate	0%	0%

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following.

	June 30,	December 31,
	2010	2009
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Promissory notes payable due to PM Creative Corporation, due in full on July 30, 2011, with a 12% per annum stated interest.	-	125,000
	325,343	450,343
Less: current portion	325,343	325,343
Notes payable, less current portion	$-	$125,000

On March 16, 2010, the $125,000 principal and unpaid interest on the PM Creative Corporation Promissory Note was converted into a 12% Convertible Promissory Note. See Note 11.

NOTE 11 - CONVERTIBLE PROMISSORY NOTES

In January, March, April, May and June 2010, the Company entered into 12% Convertible Promissory Notes with one employee, two related parties and seventeen unrelated third-parties for a principal amount totaling $2,008,152. Under the terms of the agreements, principal amounts owed under the Notes become due and payable on June 30, 2010, August 31, 2010, September 30, 2010, November 30, 2010 and October 31, 2010 provided that, upon ten (10) days' prior written notice to the Holder, the Company may, in its sole discretion, extend the maturity date to December 31, 2010, January 31, 2011 and June 30, 2011.The 12% Convertible Promissory Notes bear an interest of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock.

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

In connection with the Notes, the Company also issued warrants to purchase an aggregate of 11,698,202 shares of common stock. The term of the warrants is three years and the exercise price is the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable exercise date, or (ii) $0.15, subject to anti-dilution and other customary adjustments.

By virtue of the Notes' variable conversion ratio, a possibility exists, although remote, that the Notes may be convertible into shares of Common Stock that exceed the currently authorized limit. Consequently, a possibility exists that the Company might be placed in a position of net settling the Notes for an amount that exceeds their face value. This resulted in the conversion feature being a derivative under ASC 815-10. As of May 5, 2010, all the Notes had been converted and the possibility of net settlement was not longer existent.

Additionally, as a result of the above, all outstanding options and warrants issued to non-employees, including the warrants issued in connection with the Notes, are also derivatives as they too could require net settlement in the absence of adequate authorized shares. See Note 9 Derivative Liabilities. As of May 5, 2010, all the Notes had been converted and the possibility of net settlement was not longer existent.

The fair value of the conversion feature of the Notes and related warrants was derived using the Black-Scholes option valuation model, resulting in an aggregate fair value of $3,560,564. For seventeen of the Notes issued during the six months ended June 30, 2010, the fair value of the conversion feature of the Notes and related warrants exceeded the face value of the Notes by $1,554,380 and such amount was recorded as a deferred financing cost. The fair value of the conversion feature of the Notes and related warrants, net of the deferred financing cost, was deducted from the Notes, resulting in an initial value ascribed to the Notes of $1,968. The initial value of the Notes is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense.

The following table summarizes the Convertible Promissory Notes and discounts upon issuance:

Convertible Promissory Notes at face value	$2,008,152
Conversion feature derivative discount	(1,642,503)
Warrant derivative discount	(1,918,061)
Deferred financing costs	1,554,380
Initial value of Notes	$1,968

On the same day the $2,008,152 in principal amount of Notes entered into between January and June 2010 were issued, all of the Note holders converted their Notes into 21,866,500 shares of common stock and exercised the 11,698,202 warrants. On these dates the entire conversion feature and warrant discounts on these Notes was recognized as interest expense. The total interest expense for the three and six months ended June 30, 2010 was $1,602,266 and $3,560,566, respectively.

In addition, on February 24, 2010, February 26, 2010 and May 5, 2010, four Note holders with principal amounts of $180,000 outstanding at December 31, 2009, converted their Notes into 1,663,103 shares of common stock. One of these note holders also exercised 350,000 warrants issued in connection with the Notes. On these dates the unamortized values of the conversion feature and warrant discounts on these Notes of $13,063 was recognized as interest expense for the six months ended June 30, 2010.

The following table shows activity in the Notes account during the six months ended June 30, 2010:

Value of Notes at December 31, 2009	$166,937
Conversion to common stock	(2,188,152)
Accretion of converted Notes	2,021,215
Value of Notes at June 30, 2010	$-

NOTE 12 - RESTRUCTURING ACTIVITIES

From May　29, 2008 to November 7, 2008, MMRGobal had provided notices under the federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June　6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former MMRGlobal employees amounted to $1,682,416. On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 warrants issued to creditors (see Note 9), the Company issued warrants as settlement of $985,020 of these amounts. In addition, the Company signed promissory notes with certain former executives totaling $76,783, which notes were payable in full on August 31, 2009 (see Note 10).

As of June 30, 2010, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the six months ended June 30, 2010 on these severance liabilities.

During the period from January 27, 2009 through June 30, 2009, the Company entered into a series of settlement agreements with certain vendors of MMRGlobal pursuant to the Creditor Plan, in which the Company settled approximately $245,853 of its outstanding accounts payable for an aggregate settlement amount of $193,628. This resulted in a gain of $36,945 and $89,170, which has been recorded as a gain on settlement of payables in the accompanying consolidated statement of operations for the three and six months ended June 30, 2009, respectively. There was no such gain recorded during the three and six months ended June 30, 2010.

NOTE 13 - RELATED PARTY TRANSACTIONS

Our President, Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and owns all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 26.7% our total outstanding voting stock. The RHL Group, Inc. has loaned money to MMRGlobal pursuant to a secured note. See Note 3 - Related Party Note Payable.

The RHL Group is an investment holding company which provides consulting, operational and technical services to the Company, which we refer to as the RHL Services. As part of the RHL Services, The RHL Group provides the Company with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of The RHL Group and other individuals which may hold value to the Company. The RHL Group also provides infrastructure support to the Company, including allowing the Company unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing the Company the use of its office support personnel, The RHL Group also has consented to allow the Company to utilize the full-time services of Mr. Lorsch as the Company's President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made its President, Kira Reed, available as the Company's spokesperson, for personal appearances, tradeshows and hosting the Company's product videos. Ms. Reed also helps manage the Company's social networking activities.

The Company incurred $12,500 during the three months ended June 30, 2010 and 2009, towards marketing consulting services from Bernard Stolar, a director. The Company incurred $25,000 and $30,000 during the six months ended June 30, 2010 and 2009, respectively, towards marketing consulting services Mr. Stolar. Included in related party payables at June 30, 2010 and December 31, 2009 was $60,700 and $106,368, respectively, with respect to these services. In addition, on January 27, 2010, the Company granted the Mr. Stolar 4,000,000 options to purchase common stock in the company at an exercise price of $0.10 per share in consideration for director services. The options vest in three annual installments beginning January 27, 2011.

The Company also incurred $12,500 during the three months ended June 30, 2010 and 2009 and $25,000 during the six months ended June 30, 2010 and 2009, towards marketing consulting services from Hector Barreto, a director. Included in related party payables at June 30, 2010 and December 31, 2009 was $$53,950 and $23,500, respectively, with respect to these services. In addition, on January 27, 2010, the Company granted the Mr. Barreto 4,000,000 options to purchase common stock in the company at an exercise price of $0.10 per share in consideration for director services. The options vest in three annual installments beginning January 27, 2011. Additionally, on January 21, 2010, the Company granted to Mr. Barreto 50,000 shares of common stock, valued at $5,500 in consideration for sales and marketing services. In the first quarter of 2009, the Company entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market the Company's product to its members. The Company paid $2,000 and $4,000 during the three and six months ended June 30, 2009, respectively, to The Latino Coalition for services. No amounts were paid to the Latino Coalition in 2010.

The Company also incurred $97,680 and $8,333 during the three months ended June 30, 2010 and 2009, respectively, towards finder's fees and consulting services George Rebensdorf, a director. The Company incurred $128,852 and $18,333 during the six months ended June 30, 2010 and 2009, respectively, towards finder's fees and consulting services from Mr. Rebensdorf. Included in related party payables at June 30, 2010 and December 31, 2009 was $5,003 and $56,633, respectively, with respect to these services. In addition, on January 27, 2010, the Company granted the Mr. Rebensdorf 4,000,000 options to purchase common stock in the company at an exercise price of $0.10 per share in consideration for director services. The options vest in three annual installments beginning January 27, 2011.

The Company contracts with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended June 30, 2010 and 2009, the total expenses relating to this stockholder amounted to $815 and $30,825, respectively. For the six months ended June 30, 2010 and 2009, the total expenses relating to this stockholder amounted to $13,348 and $146,947, respectively. In addition, the Company capitalized $92,185 of software development costs for the six months ended June 30, 2010. As of June 30, 2010 and December 31, 2009, the total amounts due to the stockholder and included in related party payables amounted to $607,539 and $617,796, respectively.

On January 6, 2010, the Company entered into a settlement agreement with an MMR-Asia investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRGlobal and MMR products and services. Refer to the Guarantee provided by The RHL Group section in Note 7, Commitments and Contingencies for further details. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor.

The Company incurred costs of $47,165 and $75,904 during the three months ended June 30, 2010 and 2009, respectively, toward consulting services from Audit Prep Services, LLC. Michael T. Psomas, member of Audit Prep Services, LLC, is a stockholder of MMRGlobal. The Company incurred costs of $85,060 and $192,026 during the six months ended June 30, 2010 and 2009, respectively, from Mr. Psomas. At June 30, 2010 and December 31, 2009 the Company had $24,941 and $64,568, respectively, due to Audit Prep Services, LLC, which was recorded as a related party payable. Additionally, on February 11, 2010, the Company granted to Mr. Psomas 674,000 shares of common stock, valued at $60,660 in consideration for amounts due to Audit Prep Services, LLC at the time of issuance.

On September 15, 2009, the Company entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. The Company will license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data (the "Database") with E-Mail Frequency. The agreement allows the Company to market, through the use of the Database, its MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, the Company, upon closing of the Agreement, paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of common stock. The $250,000 one-time licensee fee was recorded as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the three and six months ended June 30, 2010 was $12,500 and $25,000, respectively. In addition, the Company incurred a total of $76,181 during the three and six months ended June 30, 2010 towards a business development services from E-Mail Frequency, LLC and David Loftus. No such expenses were incurred during the same periods in 2009. Furthermore, David Loftus is a value-added-reseller of MMRPro systems and during the second quarter of 2010, David Loftus purchased four MMRPro systems. The Company recognized revenues of $34,187 for the three and six months ended June 30, 2010 from this sale. Included in related party payables at June 30, 2010 and December 31, 2009 was $19,103 and $50,577, respectively, in respect to these services. Furthermore, on January 6, 2010, the Company entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase the Company's common stock. On the date of the investment, Mr. Loftus immediately converted the 12% Convertible Promissory Notes into shares of common stock and exercised the attached warrants and received a total 8,860,606 shares of common stock.

NOTE 14 - SUBSEQUENT EVENTS

On August 5, 2010, the Company filed a Form S-1 related to the offer and resale of up to 60,000,000 shares of our common stock, by the selling stockholder, Dutchess Opportunity Fund, II, LP, or "Dutchess". Of such shares, (i) Dutchess has agreed to purchase 60,000,000 pursuant to the investment agreement dated September 15, 2009, as amended on May 7, 2010, between Dutchess and the Company, and (ii) 230,800 shares were issued to Dutchess in partial consideration for the preparation of the documents for its investment. Subject to the terms and conditions of such investment agreement, the Company has the right to put up to $10.0 million in shares of our common stock to Dutchess.

On August 6, 2010, the Company filed a Form S-8 related to an increase of 15,000,000 shares, or an increase from 12,000,000 shares to 27,000,000 shares, of the Company's common stock for issuance under the Company's 2001 Equity Incentive Plan, as amended. The 15,000,000 share increase was approved by the Company's board of directors on January 21, 2010 and subsequently approved by the Company's stockholders at the Company's Annual Meeting of Stockholders held on June 15, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and the description of our business appearing in our annual report on Form　10-K for the year ended December 31, 2009 filed with the SEC on June 30,, 2010 (the "Form 10-K "). This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

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
  Our ability to adapt our products to conform to any technical specifications necessary to benefit from stimulus package funding;
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

Overview

Background and Basis of Presentation

On January 27, 2009, MMRGlobal, Inc. ("MMRGlobal"), (most recently known as MMR Information Systems, Inc. ("MMRIS") and formerly known as Favrille, Inc. ("Favrille"), a Delaware corporation formed in January 2000, and hereinafter referred to as the "Company")　consummated a transaction with MyMedicalRecords, Inc. (formerly known as mymedicalrecords.com, Inc., a Delaware corporation formed in 2005) ("MMR") through a merger of a wholly-owned subsidiary of MMRGlobal with and into MMR pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated November　8, 2008 (the "Merger"). Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR was cancelled and the former stockholders of MMR received an aggregate of 79,812,116　shares of Favrille common stock. In addition, MMRGlobal assumed the obligations of MMR under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represented the right to receive an aggregate 12,787,080 shares of MMRGlobal common stock at the effective time of the Merger. In connection with the Merger, MMR became a wholly-owned subsidiary of the Company, with the former stockholders of MMR collectively owning shares of the Company's common and preferred stock representing approximately 60.3% of the voting power of the Company's outstanding capital stock.

For accounting purposes, the Merger was treated as a reverse acquisition with MMR being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR. The results of operations for MMRGlobal are included in the Company's consolidated financial results beginning on January 27, 2009.

The presentation of consolidated statements of stockholders' equity (deficit) reflects the historical stockholders' equity (deficit) of MMR through January 26, 2009. The effect of the issuance of shares of MMRGlobal common stock in connection with the Merger and the inclusion of MMRGlobal's outstanding shares of common stock at the time of the Merger is reflected in the accompanying consolidated financial statements.

MMR was incorporated in Delaware in 2005 and is headquartered in Los Angeles, CA. Effective February 9, 2009, MMR changed its corporate name to MMR Information Systems, Inc., or MMRIS after completion of the reverse merger with Favrille. Effective June 15, 2010, MMRIS changed its corporate name to MMRGlobal, Inc., or MMRGlobal upon stockholder approval at the Company's stockholder meeting. The name change to MMRGlobal more accurately reflects its global imprint.

We provide secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, professional organizations and affinity groups. MyMedicalRecords enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords Personal Health Record is built on proprietary, patent pending, issued and applied for technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMRPro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in real time. MMRGlobal is an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey EMR solution for healthcare professionals. MMRGlobal is also an integrated service provider on Google Health.

Source of Revenues

Our revenues are derived from the sale of our MMRPro system, which includes a high-tech scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and warranties. Installation and training are provided as part of the agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. The contracts are generally paid in advance and are not refundable. The Company allocates the revenue derived from these arrangements among all the deliverables. Such allocation is based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, the Company used third party evidence to set the selling prices used for this allocation. Revenues from the sales of MMRPro systems accounted for 55.4% and 0% of our total revenues during the three months ended June 30, 2010 and 2009, respectively. Revenues from the sale of MMRPro systems accounted for 37.9% and 0% of our total revenues during the six months ended June 30, 2010 and 2009, respectively.

Our revenues are also derived from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with a credit card or Paypal account either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. Revenues from subscriptions accounted for 44.5% and 54.3% of our total revenues during the three months ended June 30, 2010 and 2009, respectively. Revenues from subscriptions accounted for 62.0% and 58.6% of our total revenues during the six months ended June 30, 2010 and 2009, respectively.

We also have generated revenues from licensing the sale and marketing of our services internationally and, to a lesser extent, from ancillary fee payments. We record these licensing and other ancillary revenues under "License Fees and Other" in our income statement. When we enter into a licensing arrangement, we are sometimes paid an upfront license fee and typically receive ongoing royalty payments that are often based on a percentage of revenue earned by our licensee. These fees are recognized over the license period. When we receive ancillary one-time payments, we record them when services or products are delivered. Revenues from licensing fees and other accounted for 0.1% and 45.7% of our total revenues during the three months ended June 30, 2010 and 2009, respectively. Revenues from licensing fees and other accounted for 0.1% and 41.4% of our total revenues during the six months ended June 30, 2010 and 2009, respectively.

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

The Company recognizes revenue on sales of its MMRPro system in accordance with ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements." The Company has also adopted Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force" effective January 1, 2010. As this is the first time the Company is selling MMRPro, there was no impact related to adoption of ASU 2009-13.

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

Effective January　1, 2007, we began to measure and record uncertain tax positions in accordance with new guidance, which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more- likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this guidance. The new guidance also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions involves significant judgments by management.

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

Share-Based Compensation

We recognize compensation expense in accordance with ASC 718-20 (formerly SFAS No. 123(R), "Share-Based Payments"). Accordingly, we recognize share-based compensation in an amount equal to the estimated fair value of stock-based awards and issuances, such as stock options granted to employees and non-employees and restricted stock awards. This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value of each stock option under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions. Assumptions used in this model include, among others, the expected life (turnover), volatility of the underlying equity security, and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. Further, in the absence of an extensive public market for the Company's shares, the expected volatility is based on ranges for similar companies. The use of different public company comparables in our assumptions and other assumptions by management in the Black Scholes option pricing model could produce substantially different results.

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

Factors Affecting Future Results

MMRPro

MMRPro was launched in late 2009. During the second quarter the Company sold its first MMRPro systems to physician offices and value-added resellers. In the third quarter the Company will expand its distribution and begin selling through the Kodak distribution channel.

The Company also plans on building strategic relationships with hospitals for as part of the Company's marketing strategies for MMRPro. These strategic relationships will enable staff physicians the ability to digitize patient charts prior to admissions streamlining the admissions process for the patients to the hospital.

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

Hispanic Marketing

As a result of the Company's relationship with Kodak, Kodak became a sponsor of The Latino Coalition at its annual Economic Summit for Hispanic entrepreneurs on May 5th, 2010.　 Kodak, the Company and other Coalition sponsors plan on working together to introduce MMRPro, which includes Kodak's document imaging solutions, to physician groups and hospitals serving the Latino community. The Company's relationship with The Latino Coalition started in the first quarter of 2009. The Latino Coalition is a non-profit organization with nearly 600,000 business members nationwide. Mr. Hector Barreto, one of the members of the Company's Board of Directors, is the Chairman of the Latino Coalition.

Direct Marketing

On September 15, 2009, the Company entered into a into a five year agreement to license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency, LLC. The agreement allows the Company to market, through the use of this database, its MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro integrated document management system for physicians and their patients. The Company is continuing to　identify opportunities to utilize the database to market to consumers and to sell MMRPRo to physicians and small group practices.

MyEsafeDepositBox

The Company is in the process of introducing its redesigned upgraded version of MyEsafeDepositBox which will include all the features of the Company's MyMedicalRecords.com product. The Company will market MyEsafeDepositBox direct to consumers, financial institutions and will also serve as the infrastructure for Chartis products and services.

MMRGlobal Advertising and Sales Promotions

The Company has launched a variety of informational web-based videos and television commercials to market our products and services. These can be seen at www.mmrontv.com, www.mmrtheatre.com, www.mmrmdvideos, www.myesafevideos.com and www.mmrvideos.com. The Company is in the process of hiring outside marketing agencies to develop online promotion programs and assist us in the placement of online and broadcast advertising.

Exploiting MMRGlobal Biotech Assets and Patents

The Company will continue to work with scientists and experienced venture capitalists to assist the Company in generating revenue through licensing agreements as would be usual and customary in the biotech industry and which could include milestone payments as the term is generally used in the industry. The Company will also explore partnerships with manufacturers and or investors of and in Biotech products and services. These are assets and other intellectual property that the Company acquired from its reverse merger with Favrille.　 Those assets include, but are not limited to, data from the Company's pre-merger clinical vaccine trials, the Specifid vaccine, and the anti-CD20 antibodies.

Beginning in June 2009, we filed various national phase filings from the Patent Cooperation Treaty patent application directed to anti-CD20 monoclonal antibodies, including in the United States, Australia, Brazil, Canada, China, Europe, India, Japan, South Korea and Mexico.  The Company acquired the Patent Cooperation Treaty application and anti-CD20 monoclonal antibody assets and certain intellectual property rights involving B & T cell vaccine technology relating to the Favrille FavID vaccine in various stages in the United States and foreign countries through its reverse merger with Favrille.  A United States patent directed to B-cell pathologies was revived on May 27, 2010 and is now issued as a United States patent. Further actions are being taken to perfect the condition of other pending applications in the United States other countries offering a potential competitive advantage for this technology. Although the Company makes no guarantees as to the status of certain patents and patent applications, we are acting to pursue and maintain available patent protection relating to the Company's patents and filings including but not limited to the FavID vaccine intellectual property portfolio in the United States and major foreign markets of interest.

In November 2009, the Company retained Global Research Services LLC, a full-service clinical trials management organization, to assist the Company in its efforts to accelerate bringing to market its anti-CD20 monoclonal antibodies. Anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin Lymphoma (NHL) and additional B-Cell mediated conditions such as rheumatoid arthritis. Global Research Services specializes in serving sponsors of Phase I-IV research. MMRGlobal's anti-CD20 antibody asset is potentially a candidate for the next generation Rituximab, marketed under the trade name Rituxan(R) in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera(R) by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan is one of the world's most successful monoclonal antibodies with reported total sales in 2009 of US $5.6 billion.

The Company has also had certain patents granted from its Personal Health Record products and services which it believes will generate licensing revenue from competitors to the Company.

Insurance and Banking

On March 22, 2010, the Company entered into a Master Services Agreement with Chartis International LLC ("Chartis"). Chartis provides a wide range of insurance solutions and is one of the world's leading property-casualty and general insurance organizations, with operations in over 160 countries and jurisdictions. The Company believes it will provide MMR's secure online Personal Health Record (PHR) to Chartis policyholders worldwide starting prior to the end of this year. Initially, MMRGlobal anticipates launching Chartis branded products in the United Kingdom, France, Germany, Japan, South Korea, Singapore, Malaysia, South Africa, Russia, Ukraine, Finland, Hungary, Czech Republic, Poland, Israel, Estonia, Lithuania, Romania and other countries in Europe, Asia and the Commonwealth of Independent States in addition to select countries in Central and South America, including Argentina. Translations of the product are first expected to be available in English, Spanish, French, German, Italian, Japanese and Chinese.

The Company is also in active negotiations with one of the world's largest bank regarding the deployment of a paperless loan processing solution whereby loan documents can be delivered electronically through the Company's MyESafeDepositBox product with resultant completed documents being filed in a permanent on-line MyESafeDepositBox account offered by the financial institution.

China

The Company and Unis-TongHe Technology Co ("UNIS") entered into a Cooperation Agreement and related documents, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, the Company and UNIS agreed to form a joint venture in China for the purpose of deploying the Company's personal health record services and document imaging and management solutions as part of a total EMR solution in China. Upon approval of the venture by the Chinese government the Company will own 40% of the joint venture and UNIS will own 60%.　 The joint Venture plans on developing a comprehensive Electronic Medical Record system in compliance with recent development criteria being proposed by the Chinese government. The Unis-TongHe MMR Medical Information Technology Service Group Joint Venture ("JV") has begun formalizing plans to commence the Zhengzhou City medical records project, which includes MMR's Personal Health Records services and other related products. The initial project will include deployment to one-third of Zhengzhou's population of nearly seven million and, ultimately, the JV could deploy services to the majority of Zhengzhou's 1410 municipal health institutions. The JV is actively involved in bidding on several Chinese government projects utilizing MMR technologies, platforms and features and has recently deployed full-time technical support in China.

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

Clinical Trials Platform

The Company is exploring the development of services that could enable visitors to the Company's consumer and professional services websites to easily find upcoming and ongoing clinical trials for themselves, family members and friends who may be seeking new channels for treatment of disease. If this development effort is successful, and is successfully commercialized, the Company could receive revenue from the delivery of patients to these trials through existing strategic partnerships and agreements.

The Company is also working with its biotech consultants on tools that pharmaceutical companies can use to monitor clinical trials through the use of an MMR personal health records given to patients in the clinical trial.

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

Results of Operations for the Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

The following table sets forth items in our statements of operations for the periods indicated.

	Three Months Ended
	June 30,
	2010	2009

Revenues
Subscriber	$87,346	$87,972
MMR Pro	108,636	-
License fees and other	115	74,126
Total revenues	196,097	162,098
Cost of revenues	160,376	102,285
Gross profit (loss)	35,721	59,813
General and administrative expenses	1,154,998	1,349,113
Sales and marketing expenses	598,871	384,772
Technology development	64,085	63,095
Loss from operations	(1,782,233)	(1,737,167)
Gain on settlement of payables	-	36,945
Change in valuation of derivative liabilities	(3,961,083)	1,495,569
Interest and other finance charges, net	(2,121,322)	(116,404)
Net loss	$(7,864,638)	$(321,057)

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Revenues. Revenues for the second quarter of 2010 were $196,097, an increase of $34,000 or 21% compared to $162,098 in 2009. Non-license related revenue increased 108,010 or 99.3% which was driven by the sale of our MMRPro systems. We will also recognize the $64,406 in deferred revenue attributed to the sale of these MMRPro systems on a monthly basis over the (3) three year term of the license agreement.

The overall increase in revenue driven from the MMRPro release was offset by the termination of international licenses for the Company's products in September 2009 which resulted in a decrease in license fee revenues by $74,011 for the second quarter of 2010 compared to 2009. As a result of these terminated international license agreements, the Company was able to enter into a Master Agreement with Chartis which the Company believes will have significantly more value than the terminated international licenses.

Cost of revenue. Cost of revenue increased by $58,091, or 56.8%, from $102,285 for the second quarter of 2009 to $160,376 in 2010, as compared to 21% increase in revenues because of a significant shift in revenue to MMRPro system sales, which carries a hardware cost component. Gross profit as a percentage of revenues was 18.2% in the second quarter of 2010, as compared to 36.9% in 2009. Gross profit as a percentage of revenues decreased due to the hardware costs included in the MMRPro system as compared to very minimal to no costs tied to the terminated license agreements.

Operating expenses. The following table sets forth the individual components of our operating expenses for the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,
	2010	2009

General and administrative expenses	$1,154,998	$1,349,113
Sales and marketing expenses	598,871	384,772
Technology development	64,085	63,095
Total	$1,817,954	$1,796,980

General and administrative expenses decreased by $194,115, or 14.4%, from $1,349,113 in the second quarter of 2009 to $1,154,998 in 2010. The decrease was driven by approximately $500,000 in lower legal, audit and accounting fees in the second quarter of 2010 as compared to 2009 attributable to the reverse merger with Favrille and the fact that we are operating more efficiently as a publicly traded company. Also contributing to the decrease was a $100,000 write-off of advances due from a related party and $90,519 in stock-based compensation for two former Favrille executive recorded during the second quarter of 2009 compared to no such expenses during the same period in 2010. The overall decrease in general and administrative expenses was offset by $205,000 increase in non-cash stock-based compensation expense for MMR employees, finder's fees tied to convertible notes of $233,427 and an increase of other consulting services attributing to the continued growth activity of the Company.

Sales and marketing expenses increased by $214,099, or 55.6%, from $384,772 in the second quarter of 2009 to $598,871 in 2010 primarily as a result of non-cash equity based compensation and payments for services totaling $280,271.

Gain on Settlement of Payables. During the three months ended June 30, 2009, we had a gain on the settlement of payables of $36,945 in connection with settlement agreements entered into with certain vendors. There was no such gain during the three months ended June 30, 2010.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. During the second quarter of 2009 we recorded a gain from the change in valuation of the warrants of $206,713, while in 2010 we recorded a loss of $88,998.

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

In addition, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. The condition was remedied on May 5, 2010 when all Convertible Notes were converted into common stock and warrants granted in connection with the Convertible Notes were exercised. On March 31, 2010 and May 5, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the value at March 31, 2010 of $3,576,430 and the value at May 5, 2010 of $7,448,516 was recorded as a loss on change in value of derivatives for the three months ended June 30, 2010 of $3,876,085. On May 5, 2010, the value of the derivative liabilities was reclassified back into equity.

Interest and Other Finance Charges, Net. We had interest and other finance charges, net of $2,121,322 for the three months ended June 30, 2010, an increase of $2,004,918 from $116,404 for the three months ended June 30, 2009. The increase was due to non-cash interest expense of $1,602,266 attributed to the conversion feature and warrant issued with the 12% Convertible Promissory Notes and $456,480 attributed to warrant granted to The RHL Group in connection with the Fourth Amended Note. The Company did not enter into any such 12% Convertible Promissory Notes during the three months ended June 30, 2009.

Net loss. As a result of the foregoing, we had a net loss of $7,864,638 for the three months ended June 30, 2010 compared to a net loss of $321,057 for the three months ended June 30, 2009.

Results of Operations for the six months ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009

The following table sets forth items in our statements of operations for the periods indicated.

	Six Months Ended
	June 30,
	2010	2009

Revenues
Subscriber	$177,510	$180,467
MMR Pro	108,636	-
License fees and other	115	127,418
Total revenues	286,261	307,885
Cost of revenues	273,412	209,137
Gross profit (loss)	12,849	98,748
General and administrative expenses	2,374,313	2,643,518
Sales and marketing expenses	1,529,003	620,658
Technology development	146,224	106,843
Loss from operations	(4,036,691)	(3,272,271)
Gain on settlement of payables	-	89,170
Change in valuation of derivative liabilities	(6,129,563)	(655,261)
Interest and other finance charges, net	(4,161,742)	(359,084)
Net loss	$(14,327,996)	$(4,197,446)

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Revenues. Revenues for the first half of 2010 were $286,261, a decrease of $21,624 or 7% compared to $307,885 in 2009. Non-license related revenue increased 105,679 or 58.6% which was driven by the sale of our MMRPro systems. We will also recognize the $64,406 in deferred revenue attributed to the sale of these MMRPro systems on a monthly basis over the (3) three year term of the license agreement.

The decrease in overall revenue was driven by the termination of international licenses for the Company's products in September 2009 which resulted in a decrease in license fee revenues by $127,303 for the first half of 2010 compared to 2009. As a result of these terminated international license agreements, the Company was able to enter into a Master Agreement with Chartis which the Company believes will have significantly more value than the terminated international licenses. This decrease was offset by the sales of MMRPro systems contributing to a $108,636 increase in revenues.

Cost of revenue. Cost of revenue increased by $64,275, or 30.7%, from $209,137 for the first half of 2009 to $273,412 in 2010, because of a significant shift in revenue to MMRPro system sales, which carries a hardware cost component. Gross profit as a percentage of revenues was 4.5% in the first half of 2010, as compared to 32.1% in 2009. Gross profit as a percentage of revenues decreased due to the hardware costs included in the MMRPro system as compared to very minimal to no costs tied to the terminated license agreements.

Operating expenses. The following table sets forth the individual components of our operating expenses for the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,
	2010	2009

General and administrative expenses	$2,374,313	$2,643,518
Sales and marketing expenses	1,529,003	620,658
Technology development	146,224	106,843
Total	$4,049,540	$3,371,019

General and administrative expenses decreased by $269,205, or 10.2%, from $2,643,518 in the first half of 2009 to $2,374,313 in 2010. The decrease was driven by approximately $1,000,000 in lower legal, audit and accounting fees in the first half of 2010 of compared to 2009 tied to the reverse merger with Favrille. Also contributing to the decrease was a $100,000 write-off of advances due from a related party and $200,729 in stock-based compensation for two former Favrille executive recorded during the first half of 2009 compared to no such expenses during the same period in 2010. The overall decrease in general and administrative expenses was offset by stock option based compensation to employees and directors of $595,658 and $233,427 in finder's fees tied to convertible notes.

Sales and marketing expenses increased by $908,345, or 146.4%, from$ 620,658 in the first half of 2009 to $1,529,003 in 2010 primarily as a result of non-cash equity based compensation and payments for services totaling $794,613. In addition to the non-cash equity based compensation, sales and marketing expenses grew because we attended several trade shows and Health Care Information and Management Systems Society ("HIMSS") conferences and incurred international travel related sales and marketing expenses during the first three months of 2010 compared to no trade show or HIMSS attendances or international travel during the same period in 2009. As a result, we incurred a total trade show and international travel-related expenses increase of approximately $75,000.

Gain on Settlement of Payables. During the six months ended June 30, 2009, we had a gain on the settlement of payables of $89,170 in connection with settlement agreements entered into with certain vendors. There was no such gain during the six months ended June 30, 2010.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. During the first half of 2009 and 2010, we recorded a loss from the change in valuation of the warrants of $149,280 and $266,994, respectively.

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

In addition, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. The condition was remedied on May 5, 2010 when all Convertible Notes were converted into common stock and warrants granted in connection with the Convertible Notes were exercised. On May 5, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the value at December 31, 2009 of $1,534,824 and the value at May 5, 2010 of $7,448,516, was recorded as a loss on change in value of derivatives for the six months ended June 30, 2010 of $5,843,735. On May 5, 2010, the value of the derivative liabilities was reclassified back into equity.

Interest and Other Finance Charges, Net. We had interest and other finance charges, net of $4,161,742 for the six months ended June 30, 2010, an increase of $3,802,658 from $359,084 for the six months ended June 30, 2009. The increase was due to non-cash interest expense of $3,573,629 attributed to the conversion feature and warrant issued with the 12% Convertible Promissory Notes and $456,480 attributed to warrant granted to The RHL Group in connection with the Fourth Amended Note. The Company did not enter into any such 12% Convertible Promissory Notes during the six months ended June 30, 2009.

Net loss. As a result of the foregoing, we had a net loss of $14,327,996 for the six months ended June 30, 2010 compared to a net loss of $4,197,446 for the six months ended June 30, 2009.

Going Concern

As more fully described in note 1 to the consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2009 financial statements for the year ended December 31, 2009 related to the uncertainty of our ability to continue as a going concern. At June 30, 2010, current liabilities of $6,031,265 exceeded cash and cash equivalents of $499,382.

Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group (see Note 3). At June 30, 2010, there was approximately $2,000,000 available under The RHL Group line of credit. Furthermore, the Company may utilize portions of its $10 million standby equity line facility with Dutchess Opportunity Fund, II, LP. Additionally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base and sell MMR Pro products to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Liquidity and Capital Resources

We have incurred net losses of $14,327,996 and $4,197,446 for the six months ended June 30, 2010 and 2009, respectively. At the current level of borrowing, the Company requires cash of $275,000 per year to service its debt. Furthermore, not including debt service, in order to continue operating its business, the Company uses an average of $256,000 cash per month, or $3.0 million per year. At this rate of cash burn, the Company's existing current assets will sustain the business for approximately six months.

In addition to the above cash burn from operations, the Company will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,154,175 at June 30, 2010), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the note.

To finance its activities, the Company has relied on the issuance of stock and debt to the RHL Group. At June 30, 2010, the Company had a line of credit with The RHL Group in the amount of $3 million. Availability under this line of credit was $2.0 million. Furthermore, the Company may utilize portions of its $10 million standby equity line facility with Dutchess Opportunity Fund, II, LP. Additionally, during 2010, the Company issued $2,008,152 of convertible debt. The Company expects to continue offering a limited amount of convertible debt during the remainder of 2010. The Company also expects sales from its new MMRPro system to generate revenue and gross profit that will significantly improve its monthly and annual cash burn from operations.

Cash Flows for the Six months ended June 30, 2010 compared to Six Months Ended June 30, 2009

Net cash used in operating activities for the six months ended June 30, 2010 was $2,338,409. The reconciliation of net loss of $14,327,996 to net cash used in operating activities for the six months ended June 30, 2010 included the following non-cash charges: $962,524 for share-based compensation, $6,129,564 for change in valuation of derivative liabilities, $3,573,629 for interest on the 12% Convertible Promissory Notes, $46,322 for depreciation and amortization, $571,213 for common stock issued as payment for services, $572,983 for warrants issued for services and in connection with The RHL Group Fourth Amended Note, and $54,583 for a loan fee amortization. We also had an increase in operating cash flow from changes in prepaid expense of $174,681, payable and accrued expenses of $59,910, deferred revenue of $64,406, offset by decreased operating cash flow of $48,772 and $115,046 for increases in inventory and accounts receivable, respectively, and $50,314 for decreases in related party payables.

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

Our investing activities resulted in a net cash outflow of $161,036 for the six months ended June 30, 2010 relating to MMRPro software development spending and legal fees incurred to acquire patents. During the six months ended June 30, 2009, our investing activities resulted in a net cash inflow of $932,973 in connection with $1,050,506 in cash acquired from the Merger, offset by $107,087 in the legal fees incurred to acquire patents.

Our financing activities resulted in a net cash inflow of $2,511,061 for the six months ended June 30, 2010 in connection with $1,892,747 in proceeds from the 12% Convertible Promissory Notes, $716,500 from warrant exercises and $3,779 from stock option exercises, offset by $98,229 for repayment on The RHL Group line of credit. Our financing activities resulted in a net cash inflow of $313,311 for the six months ended June 30, 2009 in connection with $135,000 in proceeds from the line of credit with The RHL Group, $125,000 in proceeds from an unrelated third-party promissory note and $52,914 from stock option exercises.

As of June 30, 2010, we had cash and cash equivalents of $499,382 compared to $2,605 at June 30, 2009.

Description of Indebtedness

The RHL Group

On April 29, 2010, the Company agreed to restructure our secured credit facility with The RHL Group and entered into a Secured Credit Restructuring Agreement with The RHL Group and Robert H. Lorsch, our Chairman, Chief Executive Officer and President (the "Restructuring Agreement"), issued The RHL Group a Fourth Amended and Restated Note (the "Fourth Amended Note"), and we agreed to guaranty MMR's obligations under the Fourth Amended Note (the "Guaranty").

The Fourth Amended Note amended and restated the April 29, 2009 Third Amended and Restated Promissory Note Agreement (the "RHL Note"). The Fourth Amended Note matures April 29, 2011, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fourth Amended Noted remained at $3,000,000. In connection with the Fourth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") due immediately. In the event the Fourth Amended Note is renewed for an additional six-month term, The RHL Group is due an additional $200,000 loan origination fee. In addition, The RHL Group received 2,614,684 warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The warrants are fully vested and shall be exercisable in cash or in a cashless exercise at any time prior to their fourth anniversary of issuance.

The RHL Group Note payable had a balance of $1,154,175 at June 30, 2010. The components of the Group Note payable and the related balance sheet presentation as of June 30, 2010 are: (1) $909,351, which is included in the line of credit, related party; and (2) $244,824, which is related to deferred salary and consulting expenses and is included in related party payables. The RHL Group received a $200,000 loan origination fee ("Fee") in connection with the Fourth Amended Note. On May 20, 2010, The RHL Group exercised 1,600,000 warrants with an exercise price of $0.125 in consideration for the Company $200,000 Fee. The Fee was recorded as a deferred financing cost and is being amortized over the Fourth Amended Note maturity period. As of June 30, 2010, the remaining unamortized origination fee was $166,667.

Total interest expense on this note for the three months ended June 30, 2010 and 2009 amounted to $30,656 and $27,608, respectively. Total interest expense on this note for the six months ended June 30, 2010 and 2009 amounted to $66,959 and $48,042, respectively. The unpaid interest balance as of June 30, 2010 and December 31, 2009 was $13,885 and $45,155, respectively.

In conjunction with the loan agreement noted above, MMRGlobal was required to maintain certain financial covenants, including the requirement that MMRGlobal have at least $200,000 in cash in its bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 30, 2010. As of June 30, 2010, MMRGlobal was in compliance with its financial covenants under the terms of the Third Amended Note.

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

On various dates between July 16, 2009 and June 25, 2010, the Company also entered into thirty-six different Note and Warrant Subscription Agreements (the "Note Agreements") with twenty-three separate individuals (the "Note Purchasers"). Pursuant to the terms of the Note Agreements, these individuals purchased convertible notes in an aggregate amount of $3,381,152 (the "Notes"). The Notes carry an annual interest rate of 12%. The Notes are convertible at the option of the Note Purchasers into a number of shares of the Company's common stock, par value $0.001 per share, equal to the product of eighty percent (80%) multiplied by the arithmetic average of the dollar volume-weighted average price ("VWAP") of the Company's common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. As of June 30, 2010 all of the individuals converted their notes totaling $3,381,152 in exchange for a total of 41,440,867 shares of the Company's common stock.

Commitments and Contingencies

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred shares in 2006, the Company entered into an agreement to invest $250,000 in a joint venture with the investor to establish an entity to market and sell the Company's services in the countries of Japan, China, Korea, Taiwan and Thailand. The Company has paid $100,000 to date of this amount which the Company has expensed during the year ended December 31, 2009 as the Company has since terminated its relationship with the investor. To date, no joint venture has been formalized or incorporated and no operations have commenced. In September 2007, The RHL Group provided the investor with a guarantee that the Company would meet its obligations under this agreement in exchange for 300,000 shares of restricted MMR common stock valued at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR common stock, which became 328,174 shares of MMRGlobal common stock upon the closing of the Merger, valued at approximately $5,000. This expense has been reflected in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. On January 6, 2010, the Company entered into a settlement agreement with the investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRGlobal and MMR products and services. As part of this settlement agreement, the Company granted 1,388,889 shares of common stock to the investor in January 2010. The value of these shares amounted to $138,889, and has been recorded as an expense in the accompanying consolidated statement of operations during the year ended December 31, 2009.

On August 17, 2009, Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President, agreed to guarantee $282,641in payments due to the vendor from the Company for services rendered. On August 17, 2009, in consideration of a personal guaranty given by Mr. Lorsch, the Company granted Mr. Lorsch (i) a warrant to purchase 706,605 shares of Company common stock, at an exercise price of $0.13 per share, the closing price of the Company's common stock on the date immediately preceding the date of grant, and (ii) 141,321 shares of Company common stock. On June 11, 2010, the Company settled its liability with this vendor in exchange for 1,680,677 shares of Company's common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2010, MMRGlobal's disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by MMRGlobal in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to MMRIS that would be required to be included in MMRGlobal's periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert H. Lorsch, MMRGlobal's chief executive officer, and Ingrid G. Safranek, MMRGlobal's chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

MMRGlobal has made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2010.

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

On April 30, 2010, the Company filed a petition in the New York Supreme Court against the Lymphoma Research Foundation ("LRF"), a California nonprofit corporation, to enforce the Company's rights to a portion of certain intellectual property and biotechnology assets acquired as a part of the reverse merger with Favrille. LRF has claimed ownership of some of these assets including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. The Company answered LRF's action and filed counterclaims on July 6, 2010. Although the Company and LRF have met in mediation, meanwhile the litigation is ongoing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since our disclosure on May 17, 2010, we have made the following unregistered sales of equity securities:

Since May 17, 2010, the Company entered into Convertible Promissory Notes with five different unrelated third-parties and two related parties for a principal amount totaling $643,150 and warrants to purchase 2,943,150 shares of the Company's commons stock. The Convertible Promissory Notes mature on November 30, 2011 and January 30, 2011, and the Company may, at its sole discretion, extend the maturity date to April 30, 2011 and July 30, 2011. The Convertible Promissory Notes bear an interest of 6% or 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at the sole discretion of the Company. The Convertible Promissory Note are convertible into shares of common stock by dividing (i) the then outstanding balance of such note by (ii) the product of seventy percent (70%) or eighty percent (80%) multiplied by the arithmetic average of the volume weighted average price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable conversion date. Four parties immediately exercised the warrants and converted the Convertible Promissory Notes into 1,740,168 shares of the Company's common stock.

On May 4, 2010, a related party Consultant exercised 404,826 warrants for common stock in exchange for a reduction in accounts payable of $55,198.42.

On May 4, 2010 we granted 92,593 shares of common stock to a vendor in exchange for a reduction in accounts payable of $25,000.

On May 7, 2010 we granted 100,402 shares of common stock to a vendor in exchange for $25,000 in consulting services.

On May 20, 2010, the RHL Group exercised 1,600,000 warrants for common stock in exchange for a reduction in notes payable.

On May 24, 2010 a vendor exercised 500,000 warrants of common stock in exchange for a reduction in accounts payable of $74,500. In addition, we granted 148,352 shares of common stock to the same vendor in exchange for a further reduction in accounts payable of $31,000.

On May 31, 2010 we granted a vendor 113,636 shares of common stock in exchange for a $25,000 deposit towards future trade show expenses.

On June 11, 2010 we granted three different vendors 2,231,993 shares of common stock in exchange for a reduction in accounts payable of 422,354.61.

On June 14, 2010 a related party exercised 574,739 options for common stock in exchange for a reduction in payables of $78,000.

On June 17, 2010 we granted two vendors 277,778 shares of common stock in exchange for services valued at $50,000.

On June 18, 2010 we granted a vendor 26,316 shares of common stock in exchange for services valued at $5,000.

On June 30, 2010 a related party exercised 636,550 options for common stock in exchange for a reduction in accounts payable of $87,294.

On July 1, 2010 and July 8, 2010, we granted to a vendor a total of 196,310 shares of common stock valued at $28,010, in consideration for marketing and consulting services.

We have granted all such securities described above in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits
Exhibit Number	Description of Exhibits

10.1	Services Agreement dated June 1, 2007 by and between MMR and Alexian Brothers. (+)

10.2	Warrant dated May 12, 2010, issued by MMR Information Systems, Inc. in favor of The RHL Group, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
(+)	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010

MMRGLOBAL, INC.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Services Agreement dated June 1, 2007 by and between MMR and Alexian Brothers. (+) PDF

10.2	Warrant dated May 12, 2010, issued by MMR Information Systems, Inc. in favor of The RHL Group, Inc. PDF

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. PDF

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. PDF
(+)	The Company has requested confidential treatment with respect to portions of this exhibit.