Form 10-Q
period 2010-09-30
MMRGlobal, Inc.
filed 2010-11-15
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 000-51134

MMRGLOBAL, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	33-0892797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4401 WILSHIRE BLVD., SUITE 200 LOS ANGELES, CA	90010
(Address of Principal Executive Offices)	(Zip Code)

(310) 476-7002
 (Registrant's Telephone Number, Including Area Code)

MMR Information Systems, Inc.
468 Camden Drive, Suite 200
Beverly Hills, CA   90210
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2010, the issuer had 228,095,358 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$241,522	$487,766
Accounts receivable	444,391	29,402
Inventory	20,067	-
Prepaid expenses and other current assets	591,114	612,137
Total current assets	1,297,094	1,129,305

Property and equipment, net	44,586	36,737
Deposits	3,870	7,665
Intangible assets, net	751,329	450,457
Total assets	$2,096,879	$1,624,164

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$892,036	$940,620
Related party payables	1,170,676	1,537,605
Compensation payable	11,053	10,943
Severance liability	620,613	620,613
Accounts payable and accrued expenses	2,471,573	2,979,222
Deferred revenue	144,058	-
Warrant liability	88,998	88,998
Derivative liability	-	1,534,824
Conversion feature liability	-	91,828
Convertible notes payable, net of discounts	387,070	166,937
Notes payable, current portion	325,343	325,343
Capital leases payable, current portion	10,907	10,302
Total current liabilities	6,122,327	8,307,235

Notes payable, less current portion	-	125,000
Capital leases payable, less current portion	2,202	8,484
Total liabilities	6,124,529	8,440,719

Commitments and contingencies (See Note 7)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 226,912,624 and 173,689,343 shares issued and outstanding as of September 30, 2010 (unaudited) and December 31, 2009, respectively	226,913	173,689
Additional paid-in capital	33,208,124	14,458,052
Accumulated deficit	(37,462,687)	(21,448,296)
Total stockholders' deficit	(4,027,650)	(6,816,555)
Total liabilities and stockholders' deficit	$2,096,879	$1,624,164

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Subscriber	$114,439	99,238	$291,949	$279,705
MMR Pro	105,947	-	214,583	-
License fees	-	64,033	116	191,451
Other revenues	50,000	-	50,000	-
Total revenues	270,386	163,271	556,648	471,156
Cost of revenues	230,410	108,609	503,822	317,746
Gross profit (loss)	39,976	54,662	52,826	153,410
General and administrative expenses	954,119	1,228,951	3,328,432	3,872,469
Sales and marketing expenses	677,864	364,928	2,206,867	985,586
Technology development	77,112	45,750	223,336	152,593
Loss from operations	(1,669,119)	(1,584,967)	(5,705,809)	(4,857,238)
Gain on settlement of payables	-	-	-	89,170
Change in valuation of derivative liabilities	266,995	979,309	(5,862,568)	324,048
Interest and other finance charges, net	(284,272)	(1,976,531)	(4,446,014)	(2,335,615)
Net loss	$(1,686,396)	(2,582,189)	$(16,014,391)	$(6,779,635)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.08)	$(0.06)

Weighted average common shares outstanding:
Basic and Diluted	223,837,316	133,454,701	208,456,889	122,781,888

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2009	-	$-	173,689,343	$173,689	$14,458,052	$(21,448,296)	$(6,816,555)

Warrant exercise by RHL Group to reduce line of credit	-	-	2,306,605	2,307	286,019	-	288,326
Convertible debt issuances and warrants exercises	-	-	35,577,804	35,578	7,172,293	-	7,207,871
Reclassification of derivative warrants and options liability back to APIC	-	-	-	-	7,378,559	-	7,378,559
Shares issued for services or reduction to liabilities	-	-	10,814,405	10,814	1,426,905	-	1,437,719
Dutchess equity line of credit			1,342,444	1,342	115,261		116,603
Stock option exercises	-	-	2,277,197	2,277	259,707	-	261,984
Stock based compensation	-	-	-	-	1,324,136	-	1,324,136
Warrant exercises	-	-	904,826	905	129,698	-	130,603
Warrants issued for services	-	-	-	-	657,494	-	657,494
Net loss	-	-	-	-	-	(16,014,391)	(16,014,391)

Balance as of September 30, 2010 (unaudited)	-	$-	$226,912,624	$226,913	$33,208,124	$(37,462,687)	$(4,027,650)

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(16,014,391)	$(6,779,635)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	78,436	65,677
Change in allowance for doubtful accounts	-	-
Common stock issued as consideration for extension of guarantee	-	5,000
Common stock issued as replacement of options previously issued	-	1,466
Loss on disposal of property and equipment	-	2,237
Change in valuation of derivative liabilities	5,862,568	(324,048)
Warrants issued for services	657,494	1,485,767
Stock based compensation	1,324,136	695,180
Common stock issued for services	700,213	345,914
Interest expense on convertible debt	3,765,725	334,650
Gain on settlement of payables	-	(89,170)
Loss (gain) on sale of shares	(33,960)	221,841
Loss on write-off of advances due from related party	-	100,000
Loan commitment fee amortization	104,583	142,857
Effect of changes in:
Accounts receivable	(414,989)	(18,040)
Inventory	(20,067)	-
Related party receivables	-	22,057
Prepaid expenses and other current assets	290,701	33,777
Deposits	3,795	(5,860)
Accounts payable and accrued expenses	112,709	1,744,042
Related party payables	105,471	478,279
Compensation payable	110	12,495
Deferred revenue	144,058	(159,813)
Net cash used in operating activities	(3,333,408)	(1,685,327)

Investing activities:
Purchase of property and equipment	(21,630)	(8,052)
Patents	(119,714)	(107,087)
MMRPro and Website Development	(170,813)	-
Cash acquired from reverse merger with Favrille, Inc.	-	1,050,506
Net cash provided by (used in) investing activities	(312,157)	935,367

Financing activities:
Proceeds from convertible notes	2,700,277	560,000
Proceeds from warrant exercises	722,023	162,275
Proceeds from equity line of credit	116,603
Payments of capital lease	(5,677)	(5,130)
Proceeds from (repayment of) line of credit, related party	(141,458)	211,000
Proceeds from issuance of note payable	-	125,000
Proceeds from stock option exercises	7,553	68,013
Proceeds from issuance of common stock	-	3,792
Net cash provided by financing activities	3,399,321	1,124,950
Net increase (decrease) in cash	(246,244)	374,990
Cash, beginning of period	487,766	75,779
Cash, end of period	$241,522	$450,769

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,898	$901
Cash paid for income taxes	$1,600	$1,989

Supplemental disclosure of non-cash investing and financing activities:
Payment of payables through issuance of notes payable	$-	$139,355
Capitalized loan commitment fees payable	$200,000	$230,000
Payment of related party line of credit through warrant exercise and issuance of common stock	$200,000	$477,220
Payment of payables through issuance of warrants	$-	$61,880
Exercise of warrants as a reduction notes payable	$26,969	$-
Payment of intangible assets through issuance of warrants	$75,000	$-
Conversion of convertible notes payable into common stock	$2,298,814	$541,664
Establishment of derivative liabilities, net and reclassifcation back to APIC upon settlement	$7,378,559	$2,592,749
Prepayment for services through issuance of common stock	$108,940	$461,184
Payment of accounts payable and related party payables through issuance of common stock	$1,026,915	$530,263

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal, Inc. ("MMRGlobal," the "Company," "we," "our," or "us"), through its wholly-owned operating subsidiary, MyMedicalRecords, Inc. ("MMR"), provides secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, and professional organizations and affinity groups. The MyMedicalRecords PHR enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords PHR is built on proprietary, patented and patent pending technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. Our professional offering, MMRPro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in real time through an integrated patient portal. MMR is an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey EMR solution for healthcare professionals. MMR is also an integrated service provider on Google Health.

On January 27, 2009, Favrille, Inc., or Favrille, conducted a reverse merger with MMR, which we refer to as the Merger. Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR was cancelled and the former stockholders of MMR received an aggregate of 79,812,116 shares of Favrille common stock. On February 9, 2009, MMR changed its corporate name to MMR Information Systems, Inc., or MMRIS after completion of the reverse merger with Favrille. Effective June 15, 2010, MMRIS changed its corporate name to MMRGlobal, Inc. upon stockholder approval at our annual stockholder meeting. The name change to MMRGlobal more accurately reflects our global business imprint. In addition, MMRGlobal assumed the obligations of MMR under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represents the right to receive an aggregate 12,787,080 shares of MMRGlobal common stock at the effective time of the Merger. In connection with the Merger, MMR became our wholly-owned subsidiary, with the former stockholders of MMR collectively owning shares of our common and preferred stock representing approximately 60.3% of the voting power of our outstanding capital stock.

For accounting purposes, we treated the Merger as a reverse acquisition with MMR being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR. We include the results of operations for Favrille in our consolidated financial results beginning on January 27, 2009.

The presentation of consolidated statements of stockholders' equity (deficit) reflects the historical stockholders' equity (deficit) of MMR through January 26, 2009. The effect of the issuance of shares of MMRGlobal's common stock in connection with the Merger and the inclusion of MMRGlobal's outstanding shares of common stock at the time of the Merger is reflected in the accompanying consolidated financial statements.

MMR was incorporated in Delaware in 2005, MMRGlobal was incorporated in Delaware in 2000 and both are headquartered in Los Angeles, CA

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiary MMR. We eliminated all intercompany transactions upon consolidation.

Basis of Presentation

We have prepared MMRGlobal's accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine month periods ended September 30, 2010 are not indicative of the results that may be expected for the fiscal year ending December 31, 2010. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

Management's Plan

As of September 30, 2010, our current liabilities exceeded our current assets by $4.8 million. Furthermore, during the nine-months ended September 30, 2010, we incurred losses of $16.0 million.

At September 30, 2010 and December 31, 2009, we had $241,522 and $487,776, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman, Chief Executive Officer and President) to operate our business. Although we received additional funding from The RHL Group pursuant to the Fourth Amended and Restated Note dated April 29, 2010, we nevertheless still will be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which had a balance of $997,703 at September 30, 2010. As a result of the above, we express uncertainty about our ability to continue as a going concern.

Our management intends to continue to utilize our available line of credit with The RHL Group (see Note 3), if necessary to address our uncertainty to continue as a going concern. At September 30, 2010, we had approximately $2,000,000 remaining as available under The RHL Group line of credit. Furthermore, we already began and plan to continue to utilize portions of our $10 million standby equity line facility with Dutchess Opportunity Fund, II, L.P. Additionally, we plan to continue to sell additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base and sell MMRPro products to obtain additional cash flow over the next twelve months. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

If we are unable to utilize our available line of credit with The RHL Group, or obtain suitable alternative debt financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) MANAGEMENT'S USE OF ESTIMATES

Our preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets, derivative liabilities and stock-based compensation. Our management bases these estimates on historical experience and on various other factors that our management believes to be reasonable under the circumstances. You should be aware that actual results could differ from those estimates.

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $241,522 and $487,766 as of September 30, 2010 and December 31, 2009, respectively.

(c) TRADE AND OTHER RECEIVABLES

Receivables represent claims against third parties that will be settled in cash. The carrying value of receivables, net of an allowance for doubtful accounts, if any, represents their estimated net realizable value. We estimate the allowance for doubtful accounts, if any, based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, we give further consideration to the collectability of those balances and the allowance is adjusted accordingly. We write off past due receivable balances when collection efforts have been unsuccessful in collecting the amount due.

(d) INVENTORIES

We state inventories at the lower of standard cost (which approximates cost determined on a first-in, first-out basis) or market. We write down the value of inventories for estimated excess and obsolete inventories based upon assumptions about future demand and market conditions. Inventories consist of finished goods. Inventory reserves, once established, are only reversed upon sale or disposition of related inventories.

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2010 and December 31, 2009, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

We utilize ASC 820-10 for valuing financial assets and liabilities measured on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. ASC 820-10 does not require any new fair value measurements.

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

In determining the appropriate fair value of the warrant liability, we used Level 3 inputs for our valuation methodology. We applied the Black-Scholes model to value the warrant liability. See Note 9 for the inputs used in the Black-Scholes option valuation model.

	Fair Value	Fair Value Measurements at September 30, 2010
	as of	Using Fair Value Heirarchy
Financial Instruments	September 30, 2010	Level 1	Level 2	Level 3

Liabilities:
Warrant liability	$88,998	$-	$-	$88,998
Total	$88,998	$-	$-	$88,998

(f) PROPERTY AND EQUIPMENT

We state property and equipment at cost. We state equipment under capital leases at the present value of the minimum lease payments. We calculate depreciation using the straight-line method, based upon the following estimated useful lives:

Furniture and Fixtures: 5 Years

Computer Equipment: 5 Years

When we retire or dispose of items, we charge or credit income for the difference between the net book value of the asset and the proceeds realized thereon.

We charge expenditures for maintenance and repairs to operations as incurred while we capitalize renewals and betterments.

We have pledged as collateral all property and equipment, along with all other of our assets, for a line of credit from The RHL Group, a related party (see Note 3 - Related Party Note Payable).

(g) INTANGIBLE ASSETS

Intangible assets are comprised of website and software development costs, domain names and patents. We account for website and software development costs in accordance with ASC 350-50, Website Development Costs, and ASC 985-20, Costs of Software to Be Sold, Leased or Marketed. Pursuant to ASC 350-50 and 985-20, we capitalize internally developed website and software costs when the website or software under development has reached technological feasibility. We amortize these costs, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website and software costs compared to the net realizable value. We then write off the amount by which the unamortized capitalized website costs exceed its net realizable value. We did not write off any amount during the nine months ended September 30, 2010 and 2009.

We account for domain names and patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. We capitalize patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. We are in the process of evaluating our patents' estimated useful life and will begin amortizing the patents when they are brought to the market or otherwise commercialized. We amortize identifiable intangible assets over their estimated useful lives as follows:

Website and Software Development Costs: 5 Years

Domain Name: 5 Years

(h) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. We had no impairment charges during the nine months ended September 30, 2010 and 2009.

(i) REVENUE RECOGNITION

We generate our revenues from services, which are comprised of providing electronic access to consumer medical records and other vital documents and from the licensing of our services. We recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and we reasonably are assured of collectability of the resulting receivable.

Our subscriber revenues consist of annual and monthly recurring retail subscriptions and usage-based fees, which are primarily paid in advance by credit card, and corporate accounts that are based on either an access-fee or actual number of users, and in each case billed in advance at the beginning of each month of service. We defer the portions of annual recurring subscription fees collected in advance and recognize them on a straight line basis over the subscription period.

We grant exclusive licenses for the sale and marketing of our services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. We defer the recognition of license fee revenues received in advance from international licensees for the grant of the license and recognized then over the period covered by the agreement. We defer the recognition of minimum guaranteed royalty payments received in advance and recognize them over the period to which the royalty relates. We include all such revenues under "License Fees." In those cases where a license agreement contains multiple deliverables, we account for the agreement in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.

We recognize revenue on sales of our MMRPro system in accordance with ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. We have also adopted Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force" effective January 1, 2010.

Our multiple-deliverable arrangements consist solely of our MMRPro product. Significant deliverables within these arrangements include sophisticated scanning equipment, various licenses to use third party software, a license to use our proprietary MMRPro application software, dedicated telephone lines, secure online storage and warranties.

We determined all elements to be separate units of accounting as they have standalone value to the customers and/or they are sold by other vendors on a standalone basis. Delivery of the hardware and certain software elements of these arrangements occur at the inception of the agreement. We deliver installation and training at the inception of the agreement. We provide other software licenses, telephone lines and online secure storage over the three year term of the agreement. We include warranties in the arrangements, however the third party product manufacturer, and not us, is obligated to fulfill such warranties. The contracts are paid in advance and are not refundable.

We allocate the revenue derived from these arrangements among all the deliverables. We base such allocation on the relative selling price of each deliverable. With the exception of our proprietary MMRPro application software, we use third party evidence to set the selling prices used for this allocation. In all such cases, third parties sell the same or very similar products. For the MMRPro application software, we estimate the selling price based on recent discussions regarding licensure of that particular application on a standalone basis. To date, we have not licensed this software on a standalone basis.

We recognize the allocated revenue for each deliverable in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, Topic 13: Revenue Recognition. Under this guidance, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. This results in us recognizing revenue for the hardware, certain software and the warranties upon delivery to the customer, for the installation and training upon completion of these services, and ratably over the contract period for the software licenses, telephone lines and online secure storage.

(j) INCOME TAXES AND UNCERTAIN TAX POSITIONS

We account for income taxes in accordance with ASC 740-10, Income Taxes. We recognize deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. We record a valuation allowance related to a deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We classify classifies interest and penalties as a component of interest and other expenses. To date, we have not been assessed, nor have we paid, any interest or penalties.

We measure and record uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

(k) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the three and nine months ended September 30, 2010 amounted to $110,895 and $210,895, respectively, while advertising expense for the three and nine months ended September 30, 2009 amount to $0 and $808, respectively.

(l) SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with ASC 718-20, Awards Classified as Equity. We apply ASC 718-20 in accounting for stock-based awards issued to employees under the recognition of compensation expense related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

We account for options and warrants issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. We treat options and warrants issued to non-employees the same as those issued to employees with the exception of determination of the measurement date. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Options and warrants granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, we will revalue the associated options and warrants and recognize additional expense based on their then current values.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the nine months ended September 30, 2010 and 2009 using the following assumptions.

Nine Months Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Expected life in years	2-10 years	1-5 years
Stock price volatility	111.85% - 162.27%	103.28% - 179.12%
Risk free interest rate	0.87% - 3.87%	0.60% - 2.69%
Expected dividends	None	None
Forfeiture rate	0%	0%

We base the assumptions used in the Black-Scholes models upon the following data: (1) our use of the contractual life of the underlying non-employee warrants as the expected life; the expected life of the employee options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience; (2) In the absence of an extensive public market for our shares, the expected stock price volatility of the underlying shares over the expected term of the option or warrant was taken at approximately the mid-point of the range for similar companies at the various grant dates; (3) We base the risk free interest rate on published U.S. Treasury Department interest rates for the expected terms of the underlying options or warrants; (4) We base expected dividends on historical dividend data and expected future dividend activity; and (5) We base the expected forfeiture rate on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

(m) NET INCOME/LOSS PER SHARE

We apply the guidance of ASC 260-10, Earnings Per Share for calculating the basic and diluted loss per share. We calculate basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. We compute diluted loss per share similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. We exclude common equivalent shares from the computation of net loss per share if their effect is anti-dilutive.

We excluded all potential common shares from the computation of diluted net loss per common share for the three and nine months ended September 30, 2010 and 2009 because they were anti-dilutive due to our net loss position. Stock options and warrants excluded from the computation totaled 82,435,524 shares for the three and nine months ended September 30, 2010 and 58,282,948 shares for the three and nine months ended September 30, 2009.

(n) RESEARCH, DEVELOPMENT AND ENGINEERING

We expense research, development and engineering costs as incurred and presented as technology development in the accompanying consolidated statements of operations. We capitalize and amortize costs for software development relating to our website incurred subsequent to establishing technological feasibility, in the form of a working model, over their estimated useful lives.

(o) CONCENTRATIONS

For the three months ended September 30, 2010, our four largest customers (National Payment Providers at $84,879, National Rifle Association ("NRA") at $60,000, Chartis at $50,000 and Coverdell at $25,982) accounted for approximately 81.7% of our total revenue. For the nine months ended September 30, 2010, our five largest customers (National Payment Providers at $84,879, Coverdell at $84,827, NRA at $60,000, Alexian at $66,049 and Chartis at $50,000) accounted for approximately 62.1% of our total revenue.

For the three months ended September 30, 2009, our then three largest customers (MMR-Australia at $54,032, Alexian at $37,058 and Medicalert at $17,103) accounted for approximately 66.3% of our total revenue. For the nine months ended September 30, 2009, these same three customers (MMR-Australia at $177,700, Medicalert at $54,512 and Alexian at $104,060) accounted for approximately 71.4% of our total revenue.

(p) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-6, "Improving Disclosures About Fair Value Measurements," that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU became effective during the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which becomes effective beginning the first quarter of 2011. The adoption of this standard didn't have a material impact on our financial statements.

NOTE 3 - RELATED PARTY NOTE PAYABLE

On July 31, 2007, MMR entered into a promissory note agreement and a security agreement with The RHL Group, a corporation wholly owned by Robert H. Lorsch, our Chairman, Chief Executive Officer and President, to borrow up to $100,000 under a revolving line of credit. This agreement was subsequently superseded by an amended and restated promissory note on August 23, 2007 under the terms of which the line amount was increased to $1 million. Following the Merger, on April 29, 2009, we agreed to restructure MMR's secured credit facility with The RHL Group and entered into a Secured Credit Restructuring Agreement with MMR, The RHL Group and Mr. Lorsch, or the Restructuring Agreement. We issued The RHL Group a Third Amended and Restated Note and we agreed to guaranty MMR's obligations under the Third Amended Note. On April 29, 2010, we, The RHL Group and Robert H. Lorsch entered into a Fourth Amended and Restated Secured Promissory Note, or the Fourth Amended Note, and we agreed to guaranty MMR's obligations under the Fourth Amended Note (the "Guaranty"). The Fourth Amended Note amends and restates the April 29, 2009 Third Amended and Restated Secured Promissory Note Agreement. The Fourth Amended Note matures April 29, 2011, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fourth Amended Noted remained at $3,000,000. In connection with the Fourth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") that was due and payable immediately. In the event that we renew the Fourth Amended Note for an additional six-month term, The RHL Group would be due an additional $200,000 loan origination fee. In addition, The RHL Group received a warrant to purchase up to 2,614,684 shares of our common stock at an exercise price of $0.21 per share. This warrant is fully vested and is exercisable either in cash or on a cashless basis at any time prior to the fourth anniversary of the warrant's issuance.

The RHL Group Note payable had a balance of $997,703 at September 30, 2010. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2010 are as follows: $892,036, which are included in the line of credit, related party; and $105,667, which is related to deferred salary and consulting expenses is included in related party payables. The RHL Group received a $200,000 loan origination fee in connection with the Fourth Amended Note. On May 20, 2010, The RHL Group exercised warrants to purchase 1,600,000 shares of our common stock with an exercise price of $0.125 in consideration for the loan origination fee. We recorded the loan origination fee as a deferred financing cost and we are amortizing it over the Fourth Amended Note maturity period. As of September 30, 2010, the remaining unamortized origination fee was $116,667.

Total interest expense on this note for the three months ended September 30, 2010 and 2009 amounted to $25,888 and $39,587, respectively. Total interest expense on this note for the nine months ended September 30, 2010 and 2009 amounted to $92,874 and $87,656, respectively. The unpaid interest balance as of September 30, 2010 and December 31, 2009 was $8,123 and $45,155, respectively.

In conjunction with the loan agreement noted above, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 in cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after September 30, 2010. As of September 30, 2010, we were in compliance with our financial covenants under the terms of the Fourth Amended Note.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Prepaid consulting fees from issuance of common stock	$326,886	$380,395
Prepaid insurance	122,836	183,710
Deferred financing costs (loan origination fees)	116,667	21,250
Prepaid trade shows	17,375	18,451
Prepaid rent from issuance of common stock	-	6,900
Prepaid other	7,350	1,431

Total prepaid expenses and other current assets	$591,114	$612,137

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following:

	September 30,	December 31,
	2010	2009

Legal and accounting fees	$1,831,414	$1,991,526
Accounts payable and accruals from Favrille Merger	318,956	532,505
Trade payables	225,343	286,758
Consulting services	53,148	136,154
Accrued vacation	36,734	18,502
Interest payable	5,978	13,777

Total accounts payable and accrued expenses	$2,471,573	$2,979,222

NOTE 6 - INCOME TAXES

Under ASC 740-270, Income Taxes - Interim Reporting, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, we exclude jurisdictions with a projected loss for the year or a year-to-date loss where we cannot recognize a tax benefit from our estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

In accordance with ASC 740, Income Taxes, we have performed an analysis of our previous tax filings and determined that there we did not take any positions that we considered uncertain. Therefore, we did not have any unrecognized tax benefits as of September 30, 2010.

MMR, in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMR has based this on an expectation that the combined entity will generate net operating losses in 2010, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and nine months ended September 30, 2010.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease is a three year lease and expires on August 31, 2013 and requires a monthly payment of $5,500 commencing in September 2010. Total rent expense for the three months ended September 30, 2010 and 2009 was $12,654 and $18,400, respectively. Total rent expense for the nine months ended September 30, 2010 and 2009 was $62,284 and $40,300, respectively. Future minimum lease payments as of September 30, 2010, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2010 (remainder of)	$16,500	$4,874
2011	66,000	8,959
2012	66,000	-
2013	44,000	-
Total minimum lease payments	$192,500	13,833
Less interest portion		(724)
		$13,109

Guarantee provided by The RHL Group

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred stock in 2006, we entered into an agreement to invest $250,000 in a joint venture with this investor to establish an entity to market and sell our services in the countries of Japan, China, Korea, Taiwan and Thailand. We have paid $100,000 to date of this amount which we have expensed during the year ended December 31, 2009 as we have terminated our relationship with this investor. To date, we have not formed a joint venture nor have we commenced operations. In September 2007, The RHL Group provided this investor with a guarantee that we would meet our obligations under this agreement in exchange for 300,000 shares of MMR's restricted common stock valued at the time at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR's common stock, which became 328,174 shares of our common stock upon the closing of the Merger, valued at approximately $5,000. We have reflected this expense in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. On January 6, 2010, we entered into a settlement agreement with this investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRGlobal and MMR products and services. As part of this settlement agreement, we granted 1,388,889 shares of our common stock to this investor in January 2010. The value of these shares amounted to $138,889, and we have recorded this expense in the accompanying consolidated statement of operations during the year ended December 31, 2009.

Guarantee provided by Robert H. Lorsch

On August 17, 2009, Robert H. Lorsch, our Chief Executive Officer and President, agreed to guarantee $282,641 in payments due to a vendor for services rendered to us. On August 17, 2009, in consideration of a personal guaranty given by Mr. Lorsch, we granted Mr. Lorsch (i) a warrant to purchase up to 706,605 shares of our common stock, at an exercise price of $0.13 per share, which was the closing price of our common stock on the date immediately preceding the date of grant, and (ii) 141,321 shares of our common stock. On June 11, 2010, we settled our liability with this vendor in exchange for 1,680,677 shares of our common stock, which resulted in a cancellation of the aforementioned guarantee.

Litigation Matters

From time to time, we are involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, our management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on our financial statements.

On April 30, 2010, we filed a petition in the New York Supreme Court against the Lymphoma Research Foundation, or LRF, a California nonprofit corporation, to enforce our rights to certain intellectual property and biotechnology assets acquired as a part of the reverse Merger with Favrille. LRF has claimed ownership of some of these assets, including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. We answered LRF's action and filed counterclaims on July 6, 2010. Although the Company and LRF have met in mediation, the litigation is ongoing. Since then, LRF filed a motion for summary judgment with the New York Court, seeking a determination that it was the sole owner of the assets, and MMR filed papers in opposition of the motion. On September 21, 2010, the NewYork Court denied LRF's motion on the ground that the parties had not yet had an opportunity to conduct discovery and that LRF's motion was premature.

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of December 31, 2008, there were 3,332,694; 1,263,750; and 1,580,082 shares of MMR's Series A, Series B and Series C Preferred Stock, respectively, issued and outstanding. Immediately prior to the Merger, the outstanding MMR preferred stock was converted to MMR common stock, representing an aggregate of 6,176,526 shares, which converted into shares of MMRGlobal's common stock in the Merger on January 27, 2009. As of September 30, 2010 and December 31, 2009, there were no shares of MMR preferred stock issued and outstanding.

MMR has 5,000,000 shares of its preferred stock authorized. As of September 30, 2010 and December 31, 2009, there were no shares of MMR preferred stock issued and outstanding.

Common Stock

As of September 30, 2010, we are authorized to issue 650,000,000 shares of common stock. Pursuant to the Merger Agreement, we agreed to issue (or reserve for issuance) 92,599,196 shares of our common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

On August 5, 2010, the Company filed a Form S-1 related to the offer and resale of up to 60,000,000 shares of our common stock, by the selling stockholder, Dutchess Opportunity Fund, II, LP, or Dutchess. Dutchess has agreed to purchase all 60,000,000 shares pursuant to the investment agreement dated September 15, 2009, as amended on May 7, 2010, or the Investment Agreement, between Dutchess and the Company, and an additional 230,800 shares were issued to Dutchess in partial consideration for the preparation of the documents for its investment. Subject to the terms and conditions of the Investment Agreement, the Company has the right to put up to $10.0 million in shares of our common stock to Dutchess.

As of September 30, 2010, the total shares of our common stock issued and outstanding amounted to 226,912,624.

Warrants for Purchase of Preferred B shares

On April 1, 2007, MMR granted a warrant to purchase up to 200,000 shares of its Series B Preferred Stock at an exercise price of $2.00 per share. MMR issued this warrant to the largest distributor of employee assistance services in the U.S. as an incentive to market and sell MMR's services into their customer base. The related services agreement was for five years, and the customer never bought any services from MMR. Upon closing of the Merger on January 27, 2009, this warrant converted into a warrant to purchase up to 656,346 shares of our common stock at an exercise price of $0.61 per share. We did not record any additional expense during the three and nine months ended September 30, 2010 resulting from the automatic adjustment of this warrant.

NOTE 9 - EQUITY ISSUANCES

Stock Option Activity

On January 21, 2010, our Board of Directors approved an increase to the number of shares authorized for issuance under our 2001 Equity Incentive Plan, or the Plan, from 12,000,000 to 27,000,000 shares as we determined that the number of shares remaining under the Plan was not adequate to retain our key directors, executives and managers. Our stockholders approved the increase to the Plan on June 15, 2010.

A summary of option activity for the nine months ended September 30, 2010 is presented below. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR to MMRGlobal shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at December 31, 2009	17,461,649	$0.12	4.00	$54,582
Granted	25,327,891	0.11
Exercised	(2,277,195)	0.12
Cancelled	(164,087)	0.05
Outstanding at September 30, 2010 (unaudited)	40,348,258	0.12	6.78	$1,825,279

Vested and expected to vest
at September 30, 2010 (unaudited)	40,348,258	0.12	6.78	$1,825,279

Exercisable at September 30, 2010 (unaudited)	13,834,357	0.12	3.50	$524,200

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expense recorded for the three months ended September 30, 2010 and 2009 amounted to $361,612 and $ 477,578, respectively. Total stock option expense recorded during the nine months ended September 30, 2010 and 2009 amounted to $1,324,136 and $695,180, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	902,484	0.73	$0.05	902,484	$0.05
0.09 - 0.13	35,025,195	6.77	0.11	11,839,015	0.12
0.17 - 0.23	4,420,579	8.02	0.19	1,092,858	0.18
	40,348,258			13,834,357

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, we issued warrants to purchase, in the aggregate, up to 4.4 million shares of our common stock at an exercise price of $2.77 per share. These warrants were exercisable as of the date of grant through November 7, 2012. We valued the warrants using a Black-Scholes pricing model. ASC 815-40, Contracts in Entity's Own Equity, requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We applied ASC 815-40 to account for the liability as a derivative (please see our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009, for a more detailed discussion). The valuation of these warrants amounted to $88,998 as of September 30, 2010 and December 31, 2009.

Immediately prior to the Merger, we issued warrants to acquire in the aggregate 9,999,992 shares of our common stock at an average exercise price of $0.12 per share, which expire on January 26, 2014, to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. These warrants vested immediately and were valued on the date of grant using the Black-Scholes option pricing model. As this transaction occurred immediately prior to the Merger, the resulting gain on the issuance of warrants was reflected in our statement of operations. There is no impact of this transaction recorded on the accompanying consolidated statement of operations for the three and nine months ended September 30, 2010.

During the nine months ended September 30, 2010, we granted to one employee, two different related parties and eighteen different unrelated third-parties, which we refer to collectively as the Holders, various warrants providing for the purchase of up to 16,298,202 shares of our common stock in connection with the issuance and sale of 6%, 8% and 12% Convertible Promissory Notes, or the Convertible Notes. See Note 11 below for a complete description of the warrants' exercise price, valuation and method of accounting.

On January 26, 2010, we issued two warrants to the Alexian Brothers Foundation's building and capital fund consisting of the following: (a) an immediate grant of a warrant to acquire up to 500,000 shares of our common stock, exercisable at any time on or before December 31, 2011, with an exercise price of $0.25 per share payable in cash or through a cashless exercise at the option of the holder and (b) an immediate grant of a warrant to acquire up to 500,000 shares of our common stock, exercisable at any time on or before December 31, 2013, with an exercise price of $0.35 per share payable in cash or through a cashless exercise at the option of the holder. These warrants had an aggregate value of $62,251, and we recorded them as sales and marketing expenses during the nine months ended September 30, 2010.

In March 2010, we granted warrants to purchase an aggregate total of 650,000 shares of our common stock as payment for services rendered to us. These warrants had exercise prices of $0.12 per share, with contractual lives through March 1, 2015. The warrants vested the right to purchase up to 150,000 shares of our common stock immediately, and the right to purchase up to 500,000 shares of our common stock began vesting in September 2010. From the vesting commencement date, these warrants vest in eight quarterly installments through September 30, 2012. The warrants had an aggregate value of $48,729, of which $3,409 and $23,293 we recorded as operating expenses during the three and nine months ended September 30, 2010, respectively.

On April 14, 2010, we granted a warrant to purchase up to 250,000 shares of our common stock to a third-party as payment for services. This warrant has an exercise price of $0.16 per share, with a contractual live through April 14, 2015. From the vesting commencement date, this warrant vests in 24 monthly installments. This warrant had an aggregate value of $15,852, of which $1,982 and $5,429 we recorded as operating expenses during the three and nine months ended September 30, 2010, respectively.

On April 29, 2010, we granted a warrant to purchase up to 2,614,684 shares of our common stock to The RHL Group in connection with the Fourth Amended Note (see Note 3). This warrant had an exercise price of $0.21 per share, with a contractual life through April 28, 2014. This warrant vested immediately and had an aggregate value of $456,480, which we recorded as interest expense during the nine months ended September 30, 2010.

On May 11, 2010, we granted a warrant to purchase up to 550,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.25 per share, with a contractual life through May 11, 2015. From the vesting commencement date, this warrant vests quarterly over twelve months. This warrant had an aggregate value of $30,154, of which $7,538 and $22,247 we recorded as operating expenses during the three and nine months ended September 30, 2010, respectively.

On June 21, 2010, we granted a warrant to purchase up to 1,000,000 shares of our common stock to a third-party. This warrant had an exercise price of $0.21 per share, with a contractual life through June 30, 2012. Half of the right to purchase shares under the warrant vested shall vest and become exercisable upon our receipt of an aggregate of 500 customer agreements and the remaining half vests upon our receipt of an additional 300 customer agreements. This warrant had an aggregate value of $159,056, of which $0 was recorded as operating expenses during the three and nine months ended September 30, 2010.

On July 1, 2010, we granted a warrant to purchase up to 500,000 shares of our common stock to a third-party as payment for services. This warrant has an exercise price of $0.08 per share, with a contractual life through July 1, 2015. This warrant vested immediately and had an aggregate value of $67,767, which we recorded as operating expenses during the three and nine months ended September 30, 2010.

The following summarizes the total warrants outstanding and exercisable as of September 30, 2010.

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.03 - 0.61	34,285,400	3.61	$0.14	32,103,579	$0.14
1.80 - 2.77	4,459,910	2.11	2.77	4,459,910	2.77
3.98 - 5.26	3,341,956	0.05	5.13	3,341,956	5.13
	42,087,266			39,905,445

The weighted average fair value of warrants granted during the nine months ended September 30, 2010 amounted to $0.12 per warrant.

Shares Issued for Services or Reduction to Liabilities

During the nine months ended September 30, 2010, we issued 10,814,405 shares of common stock with a value of $1,437,719 to non-employees and charged to the appropriate accounts for the following reasons:

Purpose	Shares		Value

Services provided	3,458,883	(1)	$513,776
Settlement with MMR Asia	1,388,889		138,889
Capital contribution fund	1,000,000		90,000
Reduction of payables	3,836,997		561,114
Prepaids and other assets	1,129,636		133,940

Totals	10,814,405		$1,437,719

(1)   Includes 190,249 shares issued to two members of our Board of Directors valued at $27,900.

The 10,814,409 shares were not contractually restricted, however as they were unregistered they were restricted from sale until the requirements of Rule 144 under the Securities Act, as amended, permit such sale. All such shares were issued at the trading closing price on the date of issuance and such value was calculated therefrom.

Derivative Liabilities

In accordance with ASC 815-40, on January 27, 2009, we performed an analysis as if all holders of options and warrants exercised their rights under those contracts. This analysis resulted in the conclusion that we had inadequate authorized shares to settle 100% of these contracts. Therefore, as stockholder approval would be necessary to increase the number of authorized shares, settlement of these obligations would not be within our control. Consequently, certain non-employee options and warrants were accounted for as derivative liabilities in accordance with ASC 815-40.

The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, we classified from equity to derivative liabilities the fair value of 3,436,458 vested non-employee options and 15,218,890 vested warrant contracts. We remedied this condition on June 13, 2009 when certain of the option and warrant holders waived their rights under those contracts until such time that we had 250 million or more shares authorized. On June 13, 2009, we valued these contracts using the Black-Scholes option valuation model and we recorded the difference between the original value at January 27, 2009 of $871,052 and the value at June 13, 2009 of $1,377,033, as a loss on change in value of derivatives for the nine months ended September 30, 2009 of $505,981. On June 13, 2009, we reclassified the value of the derivative liabilities back into equity.

On July 16, 2009, we entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount totaling $30,000. Subsequently, we entered into identical 12% Convertible Promissory Notes with four other unrelated third-parties for an additional $530,000, each at the same terms as described above under "Warrants." In addition, we granted a total of 3,110,000 warrants to purchase shares of our common stock in connection with these convertible notes at an exercise price equal to the lesser of (i) the product of 50% multiplied by the arithmetic VWAP of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date or (ii) $0.15. At the time, this resulted in the possibility that we may not have had enough authorized shares to settle these obligations using common stock. Instead, there was the possibility, although remote, that we may have needed to settle one or more of these contracts with cash. Consequently certain non-employee options and warrants were accounted for as derivative liabilities as of July 16, 2009.

The event giving rise to this condition was the first convertible note the Company entered into on July 16, 2009. The condition was remedied on May 5, 2010 when all convertible notes were converted into common stock and all warrants granted in connection with the convertible notes were exercised. On May 5, 2010, we valued these contracts again using the Black-Scholes option valuation model and we recorded the difference between the value at December 31, 2009 of $1,534,824 and the value at May 5, 2010 of $7,448,516, as a loss on change in value of derivatives for the nine months ended September 30, 2010 of $5,843,735. On May 5, 2010, we reclassified the value of the derivative liabilities back into equity.

We did not designate any of the derivatives liabilities as hedging instruments.

The following is a reconciliation of all derivative liabilities:

Value at December 31, 2009	$1,715,650
Change in value of derivative liability	5,862,569
Establishment of derivative liability for non-employee options and warrants granted in 2010	3,650,334
Reclassification back to equity for non-employee options and warrants on conversion of convertible notes	(11,139,555)
Value at September 30, 2010 (unaudited)	$88,998

The inputs used for the Black-Scholes option valuation model were as follows.

	September 30, 2010	December 31, 2009

Expected life in years	0.33 - 4.95 yrs	0.02 - 4.63 yrs
Stock price volatility	128.92% - 210.40%	111.89% - 187.44%
Risk free interest rate	0.15% - 2.31%	0.04% - 2.69%
Expected dividends	None	None
Forfeiture rate	0%	0%

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following.

	September 30,	December 31,
	2010	2009
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Promissory notes payable due to PM Creative Corporation, due in full on July 30, 2011, with a 12% per annum stated interest.	-	125,000
	325,343	450,343
Less: current portion	325,343	325,343
Notes payable, less current portion	$-	$125,000

On March 16, 2010, we converted the $125,000 principal and unpaid interest on the PM Creative Corporation Promissory Note into a 12% Convertible Promissory Note. See Note 11.

NOTE 11 - CONVERTIBLE PROMISSORY NOTES

In the three months ended September 30, 2010, we entered into Convertible Promissory Notes (the "Notes") with two related parties and one unrelated third-party for a principal amount totaling $800,000. Under the terms of the agreements, principal amounts owed under the Notes become due and payable six months from the investment date provided that, upon ten (10) days' prior written notice to the Holder, we may, in our sole discretion, extend the maturity date for an additional six months. Some of the Notes bear an interest rate of 6% and others bear an interest rate of 8% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company.

The Notes issued in the three months ended September 30, 2010 for a principal amount totaling $800,000 are convertible at the option of the holders into common stock at a fixed conversion price ("Fixed Conversion Price") of seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, subject to anti-dilution and other customary adjustments

In connection with the Notes, the company also issued warrants to purchase an aggregate of 4,600,000 shares of common stock. The term warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable grant date, subject to anti-dilution and other customary adjustments. The term of the remaining 3,600,000 warrants is five years and the exercise price is the product of fifty percent (50%) multiplied by the Fixed Conversion Price, subject to anti-dilution and other customary adjustments.

We derived the fair value of the warrants issued with Notes in the three months ended September 30, 2010 using the Black-Scholes option valuation model, resulting in a fair value of $525,221. The $800,000 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The portion of the proceeds so allocated to the warrants of $313,298 is accounted for as paid-in capital. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $291,726 to paid-in capital. We deducted the allocated fair value of the warrants and intrinsic value of the conversion feature from the Notes, resulting in an initial value ascribed to the Notes of $194,975. The initial value of the Notes is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense.

The following table summarizes the Convertible Promissory Notes and discounts upon issuance:

Convertible Promissory Notes at face value	$800,000
Warrant (non-derivative) discount	(313,298)
Conversion feature (non-derivative) discount	(291,726)
Initial value of Notes	$194,976

The total interest expense attributed to all Notes and related warrants for the three months ended September 30, 2010 and September 30, 2009 was $196,465 and $334,650, respectively. The total interest expense attributed to all Notes and related warrants for the nine months ended September 30, 2010 and September 30, 2009 was $3,770,094 and $334,650, respectively.

NOTE 12 - RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, we provided notices under the federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that we planned to conduct a workforce reduction at our San Diego, California facility and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger, the total severance liability relating to former MMRGlobal employees amounted to $1,682,416. Also immediately prior to the Merger, as part of the 9,999,992 warrants issued to creditors (see Note 9), we issued warrants as settlement of $985,020 of these amounts. In addition, we signed promissory notes with certain former executives totaling $76,783, which notes were payable in full on August 31, 2009 (see Note 10).

As of September 30, 2010, the total remaining severance liabilities amounted to $620,613, which we reflect as severance liability on the accompanying consolidated balance sheets. This liability consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. We did not make payments during the nine months ended September 30, 2010 on these severance liabilities.

During the period from January 27, 2009 through June 30, 2009, we entered into a series of settlement agreements with certain of our vendors pursuant to the Creditor Plan, in which we settled approximately $245,853 of our outstanding accounts payable for an aggregate settlement amount of $193,628. This resulted in a gain of $0 and $89,170, which has been recorded as a gain on settlement of payables in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2009, respectively. There was no such gain recorded during the three and nine months ended September 30, 2010.

NOTE 13 - RELATED PARTY TRANSACTIONS

Our President, Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and owns all of the capital stock of The RHL Group, Inc. Mr. Lorsch, directly and indirectly through The RHL Group, beneficially owns approximately 26.7% our total outstanding voting stock. The RHL Group has loaned money to MMRGlobal pursuant to a secured note. See Note 3 - Related Party Note Payable.

The RHL Group is an investment holding company which provides consulting, operational and technical services to us, which we refer to as the RHL Services. As part of the RHL Services, The RHL Group provides us with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of The RHL Group and other individuals which may hold value to us. The RHL Group also provides infrastructure support to us, including allowing us unlimited access to its equipment, and data, information management and server systems. In addition to allowing us the use of its office support personnel, The RHL Group also has consented to allow us to utilize the full-time services of Mr. Lorsch as our President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made its President, Kira Reed, available as our spokesperson, for personal appearances, tradeshows and hosting our product videos. Ms. Reed also manages our social networking activities.

We incurred $12,500 during the three months ended September 30, 2010 and 2009 and $37,500 and $42,500 during the nine months ended September 30, 2010 and 2009, respectively, towards marketing consulting services from Bernard Stolar, a director. We included in related party payables at September 30, 2010 and December 31, 2009 $47,872 and $106,368, respectively, with respect to these services.

We also incurred $12,500 during the three months ended September 30, 2010 and 2009 and $37,500 during the nine months ended September 30, 2010 and 2009, towards marketing consulting services from Hector Barreto, a director. We included in related party payables at September 30, 2010 and December 31, 2009 $13,075 and $23,500, respectively, with respect to these services. Additionally, on January 21, 2010, we granted to Mr. Barreto 50,000 shares of common stock, valued at $5,500 in consideration for sales and marketing services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. We paid $0 and $4,000 during the three and nine months ended September 30, 2009, respectively, to The Latino Coalition for services. We did not pay any amounts to the Latino Coalition in 2010.

We also incurred $12,500 during the three months ended September 30, 2010 and 2009 and $141,352 and $20,833 during the nine months ended September 30, 2010 and 2009, respectively, towards finder's fees and consulting services George Rebensdorf, a director. We included in related party payables at September 30, 2010 and December 31, 2009 $3 and $56,633, respectively, with respect to these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended September 30, 2010 and 2009, the total expenses relating to this stockholder amounted to $145,362 and $30,825, respectively. For the nine months ended September 30, 2010 and 2009, the total expenses relating to this stockholder amounted to $158,710 and $92,475, respectively. In addition, we capitalized $152,335 of software development costs for the nine months ended September 30, 2010. As of September 30, 2010 and December 31, 2009, the total amounts due to the stockholder and included in related party payables amounted to $721,961 and $617,796, respectively.

On January 6, 2010, we entered into a settlement agreement with an MMR-Asia investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRGlobal and MMR products and services. Please refer to the Guarantee provided by The RHL Group section in Note 7, Commitments and Contingencies for further details. As part of this settlement agreement, we granted 1,388,889 shares of common stock to the investor.

We incurred costs of $28,548 and $88,183 during the three months ended September 30, 2010 and 2009, respectively, toward consulting services from Audit Prep Services, LLC. Michael T. Psomas, member of Audit Prep Services, LLC, is a stockholder of MMRGlobal. We incurred costs of $113,608 and $280,209 during the nine months ended September 30, 2010 and 2009, respectively, from Mr. Psomas. At September 30, 2010 and December 31, 2009 we had $42,890 and $64,568, respectively, due to Audit Prep Services, LLC, which was recorded as a related party payable. Additionally, on February 11, 2010, we granted to Mr. Psomas 674,000 shares of common stock, valued at $60,660 in consideration for amounts due to Audit Prep Services, LLC at the time of issuance.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the three and nine months ended September 30, 2010 was $12,500 and $37,500, respectively. In addition, we incurred a total of $0 and $76,181 during the three and nine months ended September 30, 2010, respectively, towards business development services from E-Mail Frequency and Mr. Loftus. We did not incur any such expenses during the same periods in 2009. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems and during the second quarter of 2010, Mr. Loftus purchased four MMRPro systems. We recognized revenues of $0 and $34,187 for the three and nine months ended September 30, 2010 from this sale. We included in related party payables at September 30, 2010 and December 31, 2009 $19,103 and $50,577, respectively, in respect to these services. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase the our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock, which is still outstanding as of September 30, 2010.

NOTE 14 - SUBSEQUENT EVENTS

As of November 2, 2010 MMRGlobal has successfully revived a U.S. patent and various additional patent applications relating to the intellectual property acquired from the company's reverse merger with Favrille. The company has been working to perfect the condition of these Favrille biotech intellectual property assets. Pursuant to its successful reinstatement of the patent applications, the company is now undergoing patent examination before the U.S. Patent and Trademark Office for applications directed at obtaining patent protection for anti-CD20 antibodies, manufacturing methods for idiotype vaccines to treat B-cell pathologies, and methods for treating B-cell malignancies with vaccines and combinational therapies with chemotherapeutic agents. In addition, the company has an issued U.S. Patent 6,911,204 for methods of treating B-cell mediated malignancies. These assets relate to the data from the company's pre-Merger clinical Specifid and FavID vaccine trials. These U.S. patents and applications are a part of the company's biotech assets, which further include patent applications pending in various foreign countries of commercial interest that provide competitive advantage for this biotechnology.

We have contracted with an outbound telemarketing service organization in an effort to sell personal Health records and MyESafeDepositBox direct to consumers starting November 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and the description of our business appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the SEC on June 30, 2010 (the "Form 10-K "). This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The words "anticipate," "expect," "believe," "plan," "intend," "will" and similar expressions are intended to identify such statements. Although the forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to the following:

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
  Our ability to enter into marketing arrangements with large membership and affinity organizations for our products and maintain and grow subscribers from such arrangements, such as those noted above, particularly after the initial introductory period; and
  Our losses incurred since our inception and our ability to achieve profitability in the near term is primarily dependent on our ability to invest capital in our business to increase revenues while controlling and limiting expenses at a rate slower than revenue growth.

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

For a description of our corporate organizational history prior to the date hereof, please see Note 1 to our financial statements.

Source of Revenues

We derive our revenues from the sale of our MMRPro system, which includes a high-tech scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and warranties. Installation and training are provided as part of the agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. We allocate the revenue derived from these arrangements among all the deliverables, based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. Revenues from the sales of MMRPro systems accounted for 39.2% and 0% of our total revenues during the three months ended September 30, 2010 and 2009, respectively. Revenues from the sale of MMRPro systems accounted for 38.5% and 0% of our total revenues during the nine months ended September 30, 2010 and 2009, respectively.

We also derive our revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with a credit card or Paypal account either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. Revenues from subscriptions accounted for 42.3% and 60.8% of our total revenues during the three months ended September 30, 2010 and 2009, respectively. Revenues from subscriptions accounted for 52.4% and 59.4% of our total revenues during the nine months ended September 30, 2010 and 2009, respectively.

We also have generated revenues from licensing the sale and marketing of our services internationally and, to a lesser extent, from ancillary fee payments including web and marketing development services among others, such as revenue from the launch of the Chartis domestic website recorded in this quarter. We record these licensing revenues under "License Fees" and other ancillary revenues under "Other Revenues" in our income statement. When we enter into a licensing arrangement, we are sometimes paid an upfront license fee and typically receive ongoing royalty payments that are often based on a percentage of revenue earned by our licensee. We recognize these fees over the license period. When we receive ancillary one-time payments, we record them when services or products are delivered. Revenues from licensing fees and other accounted for 18.5% and 39.2% of our total revenues during the three months ended September 30, 2010 and 2009, respectively. Revenues from licensing fees and other accounted for 9.0% and 40.6% of our total revenues during the nine months ended September 30, 2010 and 2009, respectively.

Cost of Revenue

Our cost of revenue includes the cost of maintaining our voice and fax mailboxes, long-distance call transport costs, fax and voice call processing costs, credit card transaction processing costs, web hosting and management fees, website maintenance and support costs, costs associated with creating and mailing enrollment packages to our subscribers and the cost of Kodak scanners. Cost of revenue also includes customer service costs. We also charge to cost of revenue our direct selling costs, which include commissions paid to sales representatives who sell our wholesale and access based accounts.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and how we apply such pronouncements to our financial statements, see the accompanying notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Factors Affecting Future Results

MMRPro

MMRPro was launched in late 2009. During the second quarter we sold our first MMRPro systems to physician offices and value-added resellers. We projected full deployment on a nationwide basis during the third quarter. However, as a result of the launch of MMRPro and feedback from what Kodak calls "voice of customer," Kodak is introducing a new Scan Station 550 to replace the Scan Station 520 which is part of MMRPro. The Kodak Scan Station 550 is planned to be released late December 2010.

We also plan on building strategic relationships with hospitals as part of our marketing strategies for MMRPro. These strategic relationships will enable staff physicians the ability to digitize patient charts prior to admissions streamlining the admissions process for the patients to the hospital.

MMRPro "Stimulus Program"

In addition to its product functionality, we also market MMRPro by including a "Stimulus Program" for the health care professional that creates a revenue opportunity for its users from patient upgrades. We believe that this Stimulus Program can generate at least as much money for the average group practice over a three year term as the $44,000 that is possible through the provisions of the U.S. HITECH Act over a five year period.

Hispanic Marketing

As a result of our relationship with Kodak, Kodak became a sponsor of The Latino Coalition at its annual Economic Summit for Hispanic entrepreneurs on May 5th, 2010. We, Kodak, and other Coalition sponsors plan on working together to introduce MMRPro, which includes Kodak's document imaging solutions, to physician groups and hospitals serving the Latino community. Our relationship with The Latino Coalition started in the first quarter of 2009. The Latino Coalition is a non-profit organization with nearly 600,000 business members nationwide. Mr. Barreto, one of the members of our Board of Directors, is the Chairman of the Latino Coalition.

Direct Marketing

On September 15, 2009, we entered into a into a five year agreement to license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency, LLC. The agreement allows us to market, through the use of this database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro integrated document management system for physicians and their patients. We are continuing to identify opportunities to utilize the database to market to consumers and to sell MMRPRo to physicians and small group practices.

We have contracted with an outbound telemarketing service organization in an effort to sell Personal Health Records and MyEsafeDepositBox direct to consumers starting in November 2010.

MyEsafeDepositBox

We have introduced our redesigned upgraded version of MyEsafeDepositBox which will includes all the features of our MyMedicalRecords.com product. We will market MyEsafeDepositBox direct to consumers, financial institutions and is also serving as the infrastructure for Chartis International products and services. The Chartis domestic program uses the MyMedicalRecords Personal Health Record Infrastructure.

MMRGlobal Advertising and Sales Promotions

We have launched a variety of informational web-based videos and television commercials to market our products and services. These can be seen at www.mmrontv.com, www.mmrtheatre.com, www.myesafevideos.com, www.mmrprovideos.com and www.mmrvideos.com. We are in the process of hiring outside marketing agencies to develop online promotion programs and assist us in the placement of online and broadcast advertising.

Exploiting MMRGlobal Biotech Assets and Patents

We continue to work with scientists and experienced venture capitalists to assist us in generating revenue through licensing agreements as would be usual and customary in the biotech industry and which could include milestone payments as the term is generally used in the industry. We are also negotiating and exploring partnerships with manufacturers and or investors of and in Biotech products and services. These are assets and other intellectual property that we acquired from our reverse merger with Favrille. Those assets include, but are not limited to, worldwide patents in various stages of development, data from our pre-Merger clinical vaccine trials, the Specifid vaccine, the anti-CD20 antibodies and certain patient samples.

Beginning in June 2009, we filed various national phase filings from the Patent Cooperation Treaty patent application directed to anti-CD20 monoclonal antibodies, including in the United States, Australia, Brazil, Canada, China, Europe, India, Japan, South Korea and Mexico. We acquired the Patent Cooperation Treaty application and anti-CD20 monoclonal antibody assets and certain intellectual property rights involving B & T cell vaccine technology relating to the Favrille FavID vaccine in various stages in the United States and foreign countries through our reverse merger with Favrille. We revived our U.S. Patent directed to B-cell pathologies on May 27, 2010, which has been subsequently issued as a U.S. Patent. U.S. Patent Applications directed to B-cell pathologies have also been successfully revived in the U.S. as recent as November 8, 2010, which are now pending examination before the U.S. Patent and Trademark Office. We are taking further actions to perfect the condition of other pending applications in various other countries offering a potential competitive advantage for this technology. Although we make no guarantees as to the status of certain patents and patent applications, we are acting to pursue and maintain available patent protection relating to our patents and filings including but not limited to the FavID vaccine intellectual property portfolio in the United States and major foreign markets of interest.

In November 2009, we retained Global Research Services LLC, a full-service clinical trials management organization, to assist us in our efforts to accelerate bringing to market its anti-CD20 monoclonal antibodies. Anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin Lymphoma (NHL) and additional B-Cell mediated conditions such as rheumatoid arthritis. Global Research Services specializes in serving sponsors of Phase I-IV research. MMRGlobal's anti-CD20 antibody asset is potentially a candidate for the next generation Rituximab, marketed under the trade name Rituxan(R) in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera(R) by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd.

In April 2010, we signed additional agreements with Global Research Services to provide consultation services in China and to support the Company with the exploitation of intellectual property, clinical research and opportunities to use the Company's intellectual property to develop drugs, medical services, vaccines and other biotech-related opportunities.

We have also had certain patents granted from our Personal Health Record products and services which we believe will generate licensing revenue. This includes patents in Singapore (2009), and in Australia (2008, 2009). We recently filed additional U.S. patent applications including on a universal patient record conversion tool (2010) and on use of Personal Health Records in clinical trials (2010).

Insurance and Banking

On March 22, 2010, we entered into a Master Services Agreement with Chartis International LLC, or Chartis. Chartis provides a wide range of insurance solutions and is one of the world's leading property-casualty and general insurance organizations, with operations in over 160 countries and jurisdictions. We believe that Chartis will provide MMR's secure online Personal Health Record, or PHR, to Chartis policyholders worldwide starting next year. Initially, we anticipate launching Chartis-branded products in the United Kingdom, France, Germany, Japan, South Korea, Singapore, Malaysia, South Africa, Russia, Ukraine, Finland, Hungary, Czech Republic, Poland, Israel, Estonia, Lithuania, Romania and other countries in Europe, Asia and the Commonwealth of Independent States in addition to select countries in Central and South America, including Argentina. We expect translations of our products to be available first in English, Spanish, French, German, Italian, Japanese and Chinese. We are currently working with Chartis on a second agreement covering domestic deployment of personal health records throughout North America.

We are also in active negotiations with one of the world's largest banks regarding a number of opportunities including the deployment of paperless loan processing solutions whereby loan documents can be delivered electronically through our MyESafeDepositBox product with resultant completed documents being filed in a permanent on-line MyESafeDepositBox account offered by the financial institution.

China

We entered into a Cooperation Agreement with Unis-TongHe Technology Co, or UNIS, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, UNIS and us agreed to form a joint venture in China for the purpose of deploying our personal health record services and document imaging and management solutions as part of a total Electronic Medical Record, or EMR, solution in China. Upon approval of the venture by the Chinese government, we will own 40% of the joint venture and UNIS will own 60%. We are in the process of complying with additional document request necessary to form the Joint Venture with the Chinese government. When approved by the government, the joint Venture plans on developing a comprehensive EMR system in compliance with recent development criteria being proposed by the Chinese government. The Unis-TongHe MMR Medical Information Technology Service Group Joint Venture, or JV, has begun formalizing numerous plans to commence numerous medical records projects in China, which includes MMR's Personal Health Records services and other related products. Meanwhile, the JV partners are actively involved in working together on bidding on several Chinese government projects utilizing MMR technologies, platforms and features and had recently deployed full-time technical support in China. In China, later this month Unis-TongHe (as a Chinese Company) will submit the UNIS/MMR Joint Venture bid for the right to offer our products in Henan Province, whose population is nearly 100 million people or one third of the population of the United States.

As a result of lead times to develop customized EMR solutions in response to government specifications, this effort could take several years. In the meantime, we have begun to leverage our resources in China with other U.S. partners on the ground in China including Kodak and other large providers of infrastructure and telecommunications products and services. As a result, we could begin selling MMRPro in conjunction with Kodak resellers throughout the Asia Pacific region in advance of a UNIS MMR EMR product launch.

Clinical Trials Platform

We are exploring the development of services that could enable visitors to our consumer and professional services websites to easily find upcoming and ongoing clinical trials for themselves, family members and friends who may be seeking new channels for treatment of disease. If this development effort is successful, and is successfully commercialized, we could receive revenue from the delivery of patients to these trials through existing strategic partnerships and agreements.

We are also working with our biotech consultants on opportunities that pharmaceutical companies can use to monitor clinical trials through the use of an MMR personal health records given to patients in the clinical trial.

Results of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

The following table sets forth items in our statements of operations for the periods indicated.

	Three Months Ended
	September 30,
	2010	2009

Revenues
Subscriber	$114,439	$99,238
MMR Pro	105,947	-
License fees		64,033
Other revenue	50,000	-
Total revenues	270,386	163,271
Cost of revenues	230,410	108,609
Gross profit (loss)	39,976	54,662
General and administrative expenses	954,119	1,228,951
Sales and marketing expenses	677,864	364,928
Technology development	77,112	45,750
Loss from operations	(1,669,119)	(1,584,967)
Gain on settlement of payables	-	-
Change in valuation of derivative liabilities	266,995	979,309
Interest and other finance charges, net	(284,272)	(1,976,531)
Net loss	$(1,686,396)	$(2,582,189)

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Revenues. Sales for the third quarter were $350,038, of which $79,652 was deferred and will be recognized in future periods. Revenues for the third quarter of 2010 were $270,386, an increase of $107,115 or 65.6% compared to $163,271 in 2009. Non-license related revenue increased 171,148 or 172.5% which was mainly driven by the sale of our MMRPro systems. We will also recognize the $144,058 in total deferred revenue mainly attributed to the sale of these MMRPro systems on a monthly basis over the life of the agreements.

The overall increase in revenue driven by the MMRPro release was offset by the termination of international licenses for our products in September 2009 which resulted in a decrease in license fee revenues by $64,033 for the third quarter of 2010 compared to 2009. As a result of these terminated international license agreements, we were able to enter into a Master Agreement with Chartis which we believe will have significantly more value than the terminated international licenses.

Cost of revenue. Cost of revenue increased by $121,801, or 112.1%, from $108,609 for the third quarter of 2009 to $230,410 in 2010, as compared to 65.6% increase in revenues because of significant website redevelopment costs to launch the new eSafe user interface, maintenance expenses as well as the hardware component of the MMRPro system. Gross profit as a percentage of revenues was 14.8% in the third quarter of 2010, as compared to 33.5% in 2009. Gross profit as a percentage of revenues decreased due to significant website redevelopment costs to launch the new eSafe user interface, not expected to recur at this rate, as well as maintenance and hardware costs included in the MMRPro system.

Operating expenses. The following table sets forth the individual components of our operating expenses for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,
	2010	2009

General and administrative expenses	$954,119	$1,228,951
Sales and marketing expenses	677,864	364,928
Technology development	77,112	45,750
Total	$1,709,095	$1,639,629

General and administrative expenses decreased by $274,832, or 22.4%, from $1,228,951 in the third quarter of 2009 to $954,119 in 2010. The decrease was driven by approximately $525,000 in lower legal, audit and accounting fees in the third quarter of 2010 as compared to 2009 attributable to the reverse Merger with Favrille and the fact that we are operating more efficiently as a publicly traded company. We offset the overall decrease in general and administrative expenses by a $98,227 increase in non-cash stock-based compensation expense for MMR employees.

Sales and marketing expenses increased by $312,936, or 85.8%, from $364,928 in the third quarter of 2009 to $677,864 in 2010 as a result of a $194,630 in non-cash stock based payments for primarily for China business development consulting services and non-cash equity based compensation and payments for services totaling $34,566.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. We recorded the value associated with these warrants as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. We recorded the change in valuation of the warrants from the beginning to the end of the period as a change in valuation of derivative liabilities. During the third quarter of 2009, we recorded a gain from the change in valuation of the warrants of $266,995, while in 2010 we recorded a gain of $60,282.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. As of July 16, 2009 and for all subsequent options and warrants issued prior to September 30, 2009, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. On September 30, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at July 16, 2009 of $2,657,578, the cancellation of exercised warrants and options of $50,058 and the value at September 30, 2009 of $1,702,587 was recorded as a gain on change in value of derivatives. The gain recorded related to this matter was $904,930 included in the change in valuation of derivative liabilities for the third quarter of 2009.

Interest and Other Finance Charges, Net. We had interest and other finance charges, net of $284,272 for the three months ended September 30, 2010, a decrease of $1,692,259 from $1,976,531 for the three months ended September 30, 2009. The decrease was primarily as a result of common stock and warrants issued during the three months ended September 30, 2009 in exchange for the Company to continue to defer payments to their debtors and consultants of $361,205, to The RHL Group for waiving MMR's payment default under the Third Amended Note of $1,063,763 and to Robert H. Lorsch, the Company's Chairman, Chief Executive Officer and President in consideration of a personal guaranty given to a vendor for services rendered of $68,069. The decrease was also due to less non-cash interest expense of $142,554 attributed to the conversion feature and warrant issued with the Convertible Promissory Notes.

Net loss. As a result of the foregoing, we had a net loss of $1,686,395 for the three months ended September 30, 2010 compared to a net loss of $2,582,189 for the three months ended September 30, 2009.

Results of Operations for the nine months ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

The following table sets forth items in our statements of operations for the periods indicated.

	Nine Months Ended
	September 30,
	2010	2009

Revenues
Subscriber	$291,949	$279,705
MMR Pro	214,583	-
License fees	116	191,451
Other revenue	50,000	-
Total revenues	556,648	471,156
Cost of revenues	503,822	317,746
Gross profit (loss)	52,826	153,410
General and administrative expenses	3,328,432	3,872,469
Sales and marketing expenses	2,206,867	985,586
Technology development	223,336	152,593
Loss from operations	(5,705,809)	(4,857,238)
Gain on settlement of payables	-	89,170
Change in valuation of derivative liabilities	(5,862,568)	324,048
Interest and other finance charges, net	(4,446,014)	(2,335,615)
Net loss	$(16,014,391)	$(6,779,635)

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Revenues. Sales for the first three quarters of 2010 were $700,706, of which $144,058 will be deferred and recognized in future periods. Revenues for the first three quarters of 2010 were $556,648, an increase of $85,492 or 18.1% compared to $471,156 in 2009. Non-license related revenue increased 276,827 or 99.0% which was mainly driven by the sale of our MMRPro systems. We will also recognize the $144,058 in deferred revenue attributed mainly to the sale of these MMRPro systems on a monthly basis over the term of the agreements.

The increase in overall revenue was mainly driven by the sale of our MMRPro systems offset by the loss of licensing revenue which resulted from the termination of international licenses for our products in 2009. As a result of these terminated international license agreements, we were able to enter into a Master Agreement with Chartis in which we believe will have significantly more value than the terminated international licenses.

Cost of revenue. Cost of revenue increased by $186,076 or 58.6%, from $317,746 for the first nine months of 2009 to $503,822 in 2010, because of significant website redevelopment costs, maintenance and the hardware cost of the MMRPro system. Gross profit as a percentage of revenues was 9.7% in the first nine months of 2010, as compared to 32.6% in 2009. Gross profit as a percentage of revenues decreased due to the significant website redevelopment costs and maintenance and support, not expected to recur at this rate.

Operating expenses. The following table sets forth the individual components of our operating expenses for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
	September 30,
	2010	2009

General and administrative expenses	$3,328,432	$3,872,469
Sales and marketing expenses	2,206,867	985,586
Technology development	223,336	152,593
Total	$5,758,635	$5,010,648

General and administrative expenses decreased by $544,037, or 14.8%, from $3,872,469 in the first nine quarters of 2009 to $3,328,432 in 2010. The decrease was driven by approximately $1,525,000 in lower legal, audit and accounting fees in the first three quarters of 2010 of compared to 2009 tied to the reverse merger with Favrille and the fact that we are operating more efficiently as a publicly traded company. Also contributing to the decrease was a $100,000 write-off of advances due from a related party and $200,729 in stock-based compensation for two former Favrille executive recorded during the first three quarters of 2009 compared to no such expenses during the same period in 2010. The overall decrease in general and administrative expenses was offset by stock option based compensation to employees and directors of $504,562 and $233,427 in finder's fees tied to convertible notes.

Sales and marketing expenses increased by $1,221,281 or 23.9%, from$ 985,586 in the first nine quarters of 2009 to $2,206,867 in 2010 primarily as a result of non-cash equity based compensation and payments for services totaling $765,519 and TV advertising expenses of $200,000. In addition to the non-cash equity based compensation, sales and marketing expenses grew because we attended several trade shows and Health Care Information and Management Systems Society, or HIMSS, conferences and incurred international travel related sales and marketing expenses during the first nine months of 2010 compared to no trade show or HIMSS attendances or international travel during the same period in 2009. As a result, we incurred a total trade show and international travel-related expenses increase of approximately $95,000.

Gain on Settlement of Payables. During the nine months ended September 30, 2009, we had a gain on the settlement of payables of $89,170 in connection with settlement agreements entered into with certain vendors. There was no such gain during the nine months ended September 30, 2010.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. We recorded a loss from the change in valuation of the warrants of $88,998 and $0 during the first three quarters of 2009 and 2010, respectively.

Also, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as we had inadequate authorized shares to settle 100% of these contracts. The event giving rise to this condition was the merger between Favrille, Inc. and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, we reclassified the fair value of the option and warrant contracts subject to this analysis from equity to derivative liabilities. We remedied this condition on June 13, 2009 when certain of the option and warrant holders indefinitely waived their rights under those contracts. On that date, we reclassified the derivative liabilities back into equity. On June 13, 2009, we again valued these contracts using the Black-Scholes option valuation model and we recorded the $505,981 difference between the original value at January 27, 2009 of $871,052 and the value at June 13, 2009 of $1,377,033 as a loss on change in value of derivatives for the nine months ended September 30, 2009. No such loss occurred during the same period in 2010.

In addition, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first convertible note the Company entered into on July 16, 2009. We remedied this condition on May 5, 2010 when all convertible notes were converted into common stock and warrants granted in connection with the convertible notes were exercised. On May 5, 2010, we again valued these contracts using the Black-Scholes option valuation model and we recorded the difference between the value at December 31, 2009 of $1,534,824 and the value at May 5, 2010 of $7,448,516, as a loss on change in value of derivatives for the nine months ended September 30, 2010 of $5,843,735. On May 5, 2010, we reclassified the value of the derivative liabilities back into equity. The gain recorded related to this matter was $904,930, which is included in the change in valuation of derivative liabilities for the nine months ended September 30, 2009.

Interest and Other Finance Charges, Net. We had interest and other finance charges, net of $4,446,014 for the nine months ended September 30, 2010, an increase of $2,110,399 from $2,335,615 for the nine months ended September 30, 2009. The increase was due to non-cash interest expense of $3,431,075 attributed to the conversion feature and warrant issued with the Convertible Promissory Notes and $456,480 attributed to warrant granted to The RHL Group in connection with the Fourth Amended Note. This was offset by a decrease as a result of common stock and warrants issued during the nine months ended September 30, 2009 in exchange for the Company to continue to defer payments to their debtors and consultants of $361,205, to The RHL Group for waiving MMR's payment default under the Third Amended Note of $1,063,763 and to Mr. Lorsch in consideration of a personal guaranty given to a vendor for services rendered of $68,069.

Net loss. As a result of the foregoing, we had a net loss of $16,014,391 for the nine months ended September 30, 2010 compared to a net loss of $6,779,635 for the nine months ended September 30, 2009.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2009 financial statements for the year ended December 31, 2009 related to the uncertainty of our ability to continue as a going concern. At September 30, 2010, our current liabilities of $6,120,340 exceeded our cash and cash equivalents of $241,522.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

We have incurred net losses of $16,014,391 and $6,779,635 for the nine months ended September 30, 2010 and 2009, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating our business, we use an average of $265,000 in cash per month, or $3.2 million per year. At this rate of cash burn, over the next twelve months, our existing current assets will sustain our business for approximately five months.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $997,703 at September 30, 2010), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to the RHL Group. At September 30, 2010, we had a line of credit with The RHL Group in the amount of $3 million. Availability under this line of credit at this time is $2.0 million. Furthermore, we may utilize portions of our $10 million standby equity line facility with Dutchess Opportunity Fund, II, L.P. Additionally, during 2010, we issued $2,700,277 of convertible debt. We expect to continue offering a limited amount of convertible debt during the remainder of 2010. We also expect sales from our new MMRPro system to generate revenue and gross profit that will significantly improve our monthly and annual cash burn from operations.

Cash Flows for the Nine months ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Net cash used in operating activities for the nine months ended September 30, 2010 was $3,333,408. The reconciliation of net loss of $16,014,391 to net cash used in operating activities for the nine months ended September 30, 2010 included the following non-cash charges: $1,324,136 for share-based compensation, $5,862,568 for change in valuation of derivative liabilities, $3,765,725 for interest on the Convertible Promissory Notes, $78,436 for depreciation and amortization, $700,213 for common stock issued as payment for services, $657,494 for warrants issued for services and in connection with The RHL Group Fourth Amended Note, and $104,583 for a loan fee amortization. We also had an increase in operating cash flow from changes in prepaid expense of $290,701, payable and accrued expenses of $112,709, deferred revenue of $144,058, related party payables of $105,471 offset by decreased operating cash flow of $20,067 and $414,989 for increases in inventory and accounts receivable, respectively.

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

Our investing activities resulted in a net cash outflow of $319,157 for the nine months ended September 30, 2010 relating to MMRPro software development spending and legal fees incurred to acquire patents. During the nine months ended September 30, 2009, our investing activities resulted in a net cash inflow of $935,367 in connection with $1,050,506 in cash acquired from the Merger, offset by $107,087 in the legal fees incurred to acquire patents.

Our financing activities resulted in a net cash inflow of $3,399,321 for the nine months ended September 30, 2010 in connection with $2,700,277 in proceeds from the Convertible Promissory Notes, $722,023 from warrant exercises and $116,603 from draw-downs in the equity line of credit, offset by $141,458 for repayment on The RHL Group line of credit. Our financing activities resulted in a net cash inflow of $1,124,950 for the nine months ended September 30, 2009 in connection with $211,000 in proceeds from the line of credit with The RHL Group, $125,000 in proceeds from an unrelated third-party promissory note, $560,000 in proceeds from the Convertible Promissory Notes, $162,275 from warrant exercises and $68,013 from stock option exercises.

As of September 30, 2010, we had cash and cash equivalents of $241,522 compared to $450,769 at September 30, 2009.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 4- Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group Note payable had a balance of $997,703 at September 30, 2010. The components of the Group Note payable and the related balance sheet presentation as of September 30, 2010 are: (1) $892,036, which is included in the line of credit, related party; and (2) $105,667, which is related to deferred salary and consulting expenses and is included in related party payables. The RHL Group received a $200,000 loan origination fee in connection with the Fourth Amended Note. On May 20, 2010, The RHL Group exercised a warrant to purchase 1,600,000 shares of our common stock with an exercise price of $0.125 in consideration for the $200,000 fee. We recorded the fee as a deferred financing cost and are amortizing it over the Fourth Amended Note maturity period. As of September 30, 2010, the remaining unamortized origination fee was $116,667.

Total interest expense on this note for the three months ended September 30, 2010 and 2009 amounted to $25,888 and $39,587, respectively. Total interest expense on this note for the nine months ended September 30, 2010 and 2009 amounted to $92,874 and $87,656, respectively. The unpaid interest balance as of September 30, 2010 and December 31, 2009 was $8,123 and $45,155, respectively.

Promissory Notes

On June 11, 2009, we entered into a promissory note agreement to borrow $125,000 with the PM Creative Corporation, an unrelated third-party. The promissory note is due and payable July 30, 2011, and bears interest of 12% per annum payable quarterly beginning on January 1, 2010. The proceeds of the loan have been used by us for the filing of international patent applications to expand and perfect our patent rights in the Anti-CD20 Antibodies outside the United States. The unrelated third-party also received, as a commitment fee, $30,000, due and payable by August 15, 2009. The commitment fee was payable at our option in cash or a warrant to acquire up to 375,000 shares of our common stock at an exercise price per share equal to the lesser of (i) $0.15 per share and (ii) the weighted average trading price for a share of common stock for the ten consecutive trading days preceding the date on which the warrant is exercised. The warrant has a four year term. On July 29, 2009, we elected to pay the commitment fee through the issuance of such warrant, but at an exercise price of $0.14 per share. The rights to purchase shares of our common stock under the warrant vested immediately. We valued this warrant using the Black-Scholes option pricing model. The total value of this warrant amounted to $32,399, all of which we recorded as a reduction to the commitment fee payable in July 2009, with a loss on settlement payables for $2,399. On March 16, 2010, we converted the $125,000 principal and unpaid interest on note into a 12% Convertible Promissory Note. See Note 11.

On various dates between July 16, 2009 and September 21, 2010, we also entered into forty different Note and Warrant Subscription Agreements with twenty-four separate individuals. Pursuant to the terms of each of these note agreements, these individuals purchased convertible notes in an aggregate amount of $4,181,152. Each of the notes carry an annual interest rate of 6%, 8% or 12%, and are convertible at the option of the Purchaser into a number of shares of our common stock equal. As of September 30, 2010 individuals with Notes totaling $3,381,152 converted their Notes in exchange for a total of 41,440,867 shares of our common stock.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 7 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We believe that our entry into the Cooperation Agreement described above and as follows constitutes the creation of a direct financial obligation. On January 4, 2010, UNIS and us entered into a Cooperation Agreement, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, UNIS and us agreed to form a joint venture in China for the purpose of deploying our personal health record services and document imaging and management solutions in China. We will own 40% of the joint venture and UNIS will own 60% and each party will have the right to designate two members of the joint venture's board of directors, with the fifth member being a Chinese citizen mutually designated by us and UNIS. Under the Cooperation Agreement, board actions will require the approval of more than three of the five members of the joint venture's board of directors and no material actions may be taken unless all board members are present and voting at the meeting.

Under the Cooperation Agreement, UNIS and us will contribute an aggregate of 100 million RMB to the joint venture, based on each party's respective ownership, in the form of intellectual property rights, equipment, brand value, cash and such other consideration as may be agreed to between the parties. Each party's obligation to contribute to the joint venture is subject to a number of conditions, including obtaining all necessary approvals of and licenses from the Chinese government, as well as the joint venture meeting its budget, goals and objectives at the time any contributions are due. Under the Cooperation Agreement, each party's contributions will be made over a period of sixty months.

For a more complete description of the terms of the Cooperation Agreement, please see Exhibit 10.26, filed with our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

MMRGlobal has made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended September 30, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, our management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on our financial statements.

On April 30, 2010, we filed a petition in the New York Supreme Court against the Lymphoma Research Foundation, or LRF, to enforce our rights to a portion of certain intellectual property and biotechnology assets acquired as a part of the Merger. LRF has claimed ownership of some of these assets including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. We answered LRF's action and filed counterclaims on July 6, 2010. Since then, LRF filed a motion for summary judgment with the New York Court, seeking a determination that it was the sole owner of the assets, and MMR filed papers in opposition of the motion. On September 21, 2010, the New York Court denied LRF's motion on the ground that the parties had not yet had an opportunity to conduct discovery and that LRF's motion was premature. Although we have met with LRF in mediation, we continue to litigate this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 16, 2010, we have made the following unregistered sales of equity securities:

On August 3, 2010, we granted 15,000 shares of common stock to a vendor in exchange for a reduction in accounts payable of $2,100.

On August 6, 2010, we granted 418,919 shares of common to two vendors in exchange for a reduction in accounts payable of $60,337.85.

On August 31, 2010, we granted 1,060,325 shares of common stock to three vendors in exchange for a reduction in accounts payable of $106,033.

On September 3, 2010, we granted 250,000 shares of common stock to a vendor in exchange for $25,000 in consulting services.

On September 6, 2010, we granted 192,308 shares of common stock to a vendor in exchange for $25,000 in consulting services.

On September 21, 2010, we granted 466,000 shares of common stock to a vendor in exchange for a $70,000 deposit towards future trade show expenses.

On September 21, 2010, we granted 55,556 shares of common stock to a vendor in exchange for a reduction in accounts payable of $5,000.

On September 27, 2010, we granted 4,572 shares of common stock to a vendor in exchange for a reduction in accounts payable of $320.

On September 30, 2010, two related parties exercised 737,732 options for common stock in exchange for a reduction in related party payables of $80,374.

On October 1, 2010, we granted to two related parties 44,032 shares of common stock for interest on convertible notes worth $3,968.69.

On October 1, 2010, we granted to a third party investor 27,136 shares of common stock for interest on convertible notes worth $2,279.42.

On October 1, 2010, we granted to a related party 312,500 shares of common stock worth $25,000 for consulting services.

On October 6, 2010, we granted 192,308 shares of common stock to a vendor in exchange for a reduction in accounts payable of $25,000.

On October 7, 2010, we granted to a third party 50,000 shares of common stock worth $4,500 in exchange for a reduction in accounts payable.

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

Date: November 15, 2010

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