Form 10-K
period 2010-12-31
MMRGlobal, Inc.
filed 2011-03-31
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period __________ to ______________,

Commission File No. 000-51134

________________

MMRGLOBAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0892797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4401 Wilshire Blvd., Suite 200, LOS ANGELES, CALIFORNIA	90010
(Address of Principal Executive Offices)	(Zip Code)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

      As of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock was $35,498,880 based on 221,867,998 shares issued and outstanding on such date and a closing sales price for the registrant's common stock of $0.16, as reported on the OTC BB on such date.

      As of March 1, 2011, the registrant had 242,294,780 shares of common stock outstanding.

MMRGLOBAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2010
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

PART I

ITEM 1. BUSINESS

Organizational History

MMRGlobal Inc. (referred to herein, unless otherwise indicated, as "MMR", "MMRIS," the "Company," "we," "us," and "our") was originally incorporated as Favrille, Inc. ("Favrille") in Delaware in 2000, and at its inception and before the Merger (as defined below), we previously operated under a different management team as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. In May 2008, our ongoing Phase 3 registration trial for our lead product candidate failed to show a statistically significant improvement in the treatment of patients with follicular B-cell non-Hodgkin's lymphoma, and accordingly, we determined to sell all of our equipment related to manufacturing of this product, as well as other personal property in an auction. On September 9, 2008, this auction was consummated and we received $3.2 million in net proceeds from the sale of the assets. With the disposition of all of our equipment and other personal property, we ceased to engage in any operations and became a "shell company" as such term is defined in Rule 12b-2 of the Exchange Act.

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

In addition, upon the closing of the Merger on January 27, 2009, MMR became our wholly-owned operating subsidiary and we ceased being a "shell company" as such term is defined in Rule 12b-2 of the Exchange Act.

Our Business Subsequent to the Merger

As of the closing date of the Merger, we adopted MMR's business of empowering consumers to manage the important records in their life, whether paper-based or digital, and by doing so, to better control and organize their lives overall. Since that time, the Company has also entered into the professional document storage and management services business for healthcare professionals, as well as licensing of our pre-Merger Favrille biotech legacy assets. On February 9, 2009, and in connection with the Merger, the Company changed its legal entity name from Favrille, Inc. to MMR Information Systems, Inc. Subsequently, on June 16, 2010, the Company changed its legal entity name to MMRGlobal, Inc., which we believe more accurately reflects the nature of our operations. The following description of our business relates to our current business and operations.

Business Overview

We offer a suite of secure, on-line products that empower consumers and professionals alike to manage the important records in their life and business, whether paper-based or digital. These on-line products include the following: (i) MyMedicalRecords, an on-line Personal Health Record (PHR) secure system; (ii) MyESafeDepositBox, an on-line secure document storage system; and (iii) MMRPro, an integrated scanning and web-based document management solution for medical providers. Through our product offerings, we are part of a growing trend in which people are increasingly trusting on-line services as a way for them to store and manage critical, sensitive information such as medical records, financial records and vital documents.

In late 2009, we released our electronic document storage and management system for healthcare professionals, particularly small to mid-size physician practices that are still largely or entirely paper-based, Our professional solution incorporates an integrated patient portal in response to the need to provide patients with timely access to their medical records. A series of informative videos on our products can be found at www.mmrtheatre.com.

We also continue efforts to maximize the current and future value, if any, of our intellectual property that we acquired from Favrille when the Merger was completed in January 2009. These assets include, but are not limited to the exploitation and licensing of, patents, data and samples from the Company's pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies.

Products and Services

Our suite of secure, web-based products all are built on proprietary, patent-pending, issued and applied for technologies that allows users, including consumers, affinity groups, membership organizations, small businesses, physicians and healthcare professionals to easily store, organize and share information.

Our consumer product, "MyMedicalRecords," is an easy-to-use, secure web-based Personal Health Record system, or PHR, which allows documents, images and voice mail messages to be transmitted in and out of our system using a variety of methods, including fax, voice and file upload. Our platform converts documents it receives by fax into a PDF, file. These files, as well as voice files and any other uploaded files are stored in the consumer's personal account, which is secured by a unique user ID and password combination. A notification is sent to up to three user e-mail addresses (including to e-mail enabled cell and smartphones) whenever a new record is received. Users can then access their files via the Internet and take advantage of an intuitive, customized filing system that allows them to categorize, annotate and file their records for easy access, organization and retrieval. Users can then print, download, e-mail or fax their records from their account, giving our customers greater control over their own personal health records and other information, which they can share with healthcare providers and others as they move through the continuum of care. We are currently selling our MyMedicalRecords PHR product direct to consumer, to corporations as an employee benefit, and to affinity groups as a "value-added" service for their members or clients, as well as directly to retail customers. We also sell through insurance companies and plan to sell through financial services in the future. The PHR is offered both via the MyMedicalRecords web site and as a private-labeled product. When sold to employers and/or affinity groups the Company counts members as individuals who have received paid access to the MMR system through their employers benefit program or as a member benefit from a respective affinity group. The Company counts users as the individuals in that member group that activate and commence usage of their individual PHR account. In addition, the MyMedicalRecords PHR is an important component of the MMRPro professional system which we are selling to physician offices and other healthcare professionals (See section on "MMRPro").

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

In September 2009, we introduced our MMRPro product which provides physician offices with a powerful and cost-effective solution to the costly and time-consuming challenge of digitizing paper-based medical records, as well as providing doctors the ability to have access to those records through a private portal at MMRPro (aka MyMedicalRecordsMD.com). MMRPro also features an integrated e-Prescribe automated drug order entry system. It also automatically deploys records that patients can view and print out through a free patient portal, MMRPatientView.com. MMRPro also includes a "stimulus program" that allows doctors the opportunity to earn administrative reimbursements when their patients upgrade from the free MMRPatientView.com portal to a full-featured, paid MyMedicalRecords PHR.

We recognize the critical nature of managing an individual's health information requires that our products and advances be implemented with the utmost care to protect the privacy and confidentiality of our customers' data. The Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, requires covered entities to protect the privacy and confidentiality of the protected health information, or PHI, of their patients and customers. Although we are not a covered entity (as that term is defined in HIPAA), we consider it important to take into account the Privacy and Security Standards and other requirements of HIPAA when implementing our products and services and believe that we meet and/or exceed current HIPAA standards.

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as an entity that performs a function, activity, or service on behalf of a covered entity and that requires use or access to the PHI of the covered entity, and vendors of Personal Health Records that use or access PHI, must also comply with the HIPAA's Security Standards and many of HIPAA's Privacy Standards. One of the key obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's PHI.

As a vendor of PHRs, we are implementing policies and procedures, and reviewing our relationships with all necessary parties, to ensure our compliance with HITECH and its associated regulations. MMR is not a business associate under HIPAA's three-prong test. While MMR would not be considered part of a covered entity's workforce (thus meeting the first prong of the test), it does NOT perform "a function or activity on behalf of the covered entity," part of the second prong of the test (since covered entities are not required to maintain personal health records). Similarly, it would not meet the other part of the second prong of the test in that MMR does not "perform a service on behalf of a covered entity" either - since the beneficiary of the PHR is the patient, not the covered entity and the covered entity has no obligation to maintain PHRs on its patients - only medical records. Since MMR does not meet either part of the second prong of the test, the third prong of the test is not triggered.

As a vendor of PHRs, we are implementing policies and procedures, and reviewing our relationships with all necessary parties, to ensure our compliance with HITECH and its associated regulations. MMR is not a business associate under HIPAA's three-prong test. While MMR would not be considered part of a covered entity's workforce (the first prong). Similarly, the Company would not meet the second prong of the test because the Company does not "perform a service on behalf of a covered entity" — since the beneficiary of the PHR is the patient, not the covered entity, and the covered entity has no obligation to maintain PHRs on its patients — only medical records.

We plan to continue to take advantage of the burgeoning consumer health information market and leverage federal legislation, including the HITECH Act. We believe that the healthcare reform legislation passed by Congress and signed by the President into law in March 2010 represents a significant behavioral shift in how consumers will manage their healthcare because of the requirement that everyone have insurance. We believe this new law represents a "tipping point" that benefits MMR because we provide easy-to-use, secure products that offer tools to help people better manage their health information. Healthcare reform also has significant implications for physicians and other healthcare providers and we expect that as these physicians and healthcare providers look for cost-efficient ways to digitize their patient records, MMRPro will gain continued awareness and acceptance among the medical provider community. We also believe that as medical costs and insurance costs increase, and benefits decrease, healthcare consumers will require greater control over their personal (and their family's) health and health information.

Our MyMedicalRecords PHR product is designed to enable consumers to store their important medical records and data in one central and secure place where they can manage those records and control how they are accessed and shared. The market for the Company's products is significant. While every healthcare consumer in the U.S., as well as those in other countries, interested in managing their family's health using health information technology, are potential users of our MyMedicalRecords PHR product, we believe that the product has most appeal to these particular market niches:

  The chronically ill and their families who share information among many doctors; this "co-morbid population" represents a disproportionate share of U.S. healthcare costs;
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

  Consumers who are concerned with having their Personal Health Records and other important documents in a disaster or other emergency;
  Travelers and businesspeople working overseas who want to ensure that they always have access to their medical records in the event of an emergency;
  Corporations seeking to offer their employees a valuable benefit (we believe those with expatriate employees would be particularly interested in our product); and
  Government agencies, local, state and federal, who are seeking to provide a quick way to deploy a solution for helping families and businesses preserve their vital documents in the event of a man-made or natural disaster.

Because of the similarity in functionality between our MyMedicalRecords PHR product and our MyESafeDepositBox product, we market these products through many of the same channels. Our marketing strategy for our MyMedicalRecords PHR product and MyESafeDepositBox product(s) focuses primarily on the following channels:

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

Our MMRPro product is an integrated, end-to-end service that gives physicians and other healthcare providers, an easy and cost-effective way to scan and digitize patient medical files, manage those files through a virtual patient chart and give patients up-to-date access to those records. MMRPro is being marketed to:

  Doctors, particularly small group and solo practitioners who still do not have any way to digitize the paper in their offices and who do not want to invest the hundreds of thousands of dollars necessary to implement an Electronic Medical Record, or EMR, system;
  Community hospitals and other clinics which do not have the funds or technology resources to invest in an EMR system;
  Surgery centers and specialty clinics; and
  EMR vendors who are looking for a way to bring Personal Health Record into their systems without having to build their own import modules.

The Company is an Independent Software Vendor of Kodak, which manufactures the scanner and scanning software used in the MMRPro system. As a result, MMR can take advantage of and utilize the resources of a national Kodak reseller and distribution channel to sell this product into doctor offices nationwide. The Company can also use other hardware and software solutions to deploy its products.

The Company was one of the first Integrated Service Providers on Google Health and during 2011 plans on integrating with the Microsoft® HealthVault™ platform.

We continue to work with scientists and experienced venture capitalists to assist us in generating revenue through licensing agreements as would be usual and customary in the biotech industry and which could include milestone payments as the term is generally used in the industry. We will also explore partnerships with manufacturers and or investors of and in Biotech products and services. These are assets and other intellectual property that we acquired from our reverse Merger with Favrille. Those assets include, but are not limited to, data from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, the anti-CD20 antibodies and certain patient samples.

Beginning in June 2009, we filed various national phase filings from the Patent Cooperation Treaty patent application directed to anti-CD20 monoclonal antibodies, including in the United States, Australia, Brazil, Canada, China, Europe, India, Japan, South Korea and Mexico. We acquired the Patent Cooperation Treaty application and anti-CD20 monoclonal antibody assets and certain intellectual property rights involving B & T cell vaccine technology relating to the Favrille FavId™/Specifid™ vaccine in various stages in the United States and foreign countries through our reverse Merger with Favrille. We revived our U.S. Patent directed to B-cell pathologies on May 27, 2010, which has been subsequently issued as a U.S. Patent. U.S. Patent Applications directed to B-cell pathologies have also been successfully revived in the U.S. as recent as November 8, 2010, which are now pending examination before the U.S. Patent and Trademark Office. We are taking further actions to perfect the condition of other pending applications in various other countries offering a potential competitive advantage for this technology. Although we make no guarantees as to the status of certain patents and patent applications, we are acting to pursue and maintain available patent protection relating to our patents and filings including but not limited to the FavId™/Specifid™ vaccine intellectual property portfolio in the United States and major foreign markets of interest.

2010 Business Developments

In January, MMR launched the MMR Stimulus Program which rewards MMRPro users when their patients upgrade to the MyMedicalRecords Personal Health Record.

In February, MMR was invited to showcase its MMRPro system at the Kodak Executive Summit (KES) in San Antonio, Texas, an invitation-only conference for selected Kodak authorized imaging resellers, distributors and independent software vendors and the senior management of Kodak's Document Imaging business.

At the HIMSS 2010 Annual Conference & Exhibition (www.himssconference.org) in Atlanta in March, MMR introduced a completely redesigned Personal Health Record for the MyMedicalRecords PHR and presented MMRPro to an international audience of 27,000 attendees, which included hospital administrators, physicians, government representatives, the military, financial analysts, institutional investors and other healthcare professionals. Advisory Board members, Astronaut Buzz Aldrin, former U.S. Congressman and House Majority Leader, Richard A. Gephardt, former U.S. Congressman and the first Under Secretary of Homeland Security, Asa Hutchinson, and former Administrator of the U.S. Small Business Administration, Hector V. Barreto were in attendance.

Also in March, Chartis Insurance (formerly AIG) announced it will be providing MMR's secure on-line Personal Health Record to Chartis policyholders worldwide.

In May, we announced that Fred Middleton, Managing Director of Sanderling Ventures, and Ivor Royston, M.D., Founding Managing Member of Forward Ventures and a co-founder of IDEC Pharmaceuticals (now Biogen Idec), both pre-Merger Favrille Board of Directors members joined MMR's Board of Advisors to advise on the strategy for maximizing the value of the Company's biotech assets.

In June, MMRGlobal was a sponsor of the 37th Annual Daytime Emmy Awards broadcast on the CBS Television Network, where we launched THE FUTURE OF YOUR HEALTH AT WORK TODAY designed to educate the public on the importance of having a Personal Health Record during times of emergency.

In September, MMR expanded its advertising of Personal Health Records products and services on national television in "The Spirit of Mississippi," on the Hallmark Channel. Also that day, a nationwide radio Listener Loyalty Program was launched with Clear Channel Communications in which listeners were directed to MMR's website to take advantage of the Company's end of Summer Labor Day promotions.

Also in September, MMR installed the MMRPro professional solution for digitizing medical records in the Spalding Surgical Center of Beverly Hills, allowing more than 20 physicians working out of the Center to have access to patient documentation regardless of the system currently used in their other offices.

In October, Chartis Global Marine and Energy began offering a private-labeled MyMedicalRecords PHR to its North America policyholders through the portal www.chartisinsurance.com/mmr. MMR Board advisor Buzz Aldrin appeared with Tom Morelli, President of the Global Marine and Energy Casualty Division of Chartis, in a training video for its sales force.

In October, MMR also announced plans with Kodak to deploy a new version of the MMRPro system operating through a proprietary customized interface on the new KODAK Scan Station Pro 550 at the Medical Group Management Association (MGMA) Annual Conference.

Also in October, MMR announced plans to offer U.S. Veterans the opportunity to maintain all their medical records and personal health information directly in a MyMedicalRecords Personal Health Record (PHR) located at www.MyBlueButton.org.

In November, Sunil Singhal, a co-founder and COO of India's Nihilent Technologies North America, joined MMR to oversee development of the Company's proprietary information technologies.

In December, MMRGlobal, Inc. and Texas-based MMX Holdings, LLC, announced integration of MMRPro into the MMX dashboard-based financial and operating management tool for ambulatory surgical centers.).

Also in December, the Company launched advertising on Facebook surpassing the 100 million impression mark in its first ninety day run.

Finally, on December 21, 2010, MMRGlobal, Inc. entered into a Non-Exclusive License Agreement with Celgene Corporation, wherein the Company licensed to Celgene, on a non-exclusive basis, the use of the Company's clinical and scientific data.

Our Products

MyMedicalRecords - An On-line Personal Health Record (PHR)

Our MyMedicalRecords PHR product, principally accessible at www.mymedicalrecords.com, delivers an easy-to-use, web-based medical records and health information storage, retrieval and management system for consumers. Our MyMedicalRecords PHR product allows for paper-based medical records such as lab reports, radiology reports, MRI reports and progress notes to be transmitted via fax to a secure mailbox that is created when a user enrolls in the service. Our MyMedicalRecords PHR product is designed to allow a user to fax his or her health records or other vital documents into a personal MyMedicalRecords PHR account via a dedicated telephone number, which we refer to as the user's "Lifeline." This unique telephone number is assigned to the user upon enrollment. A user can also upload digital files, such as x-rays, scans or other medical images, as well as other vital documents into his or her account directly from a personal computer through any Internet browser. In addition, the MyMedicalRecords PHR accepts voice messages.

Our MyMedicalRecords PHR product is bilingual in English and Spanish and allows users to store and segregate information for up to ten family members in a single account. It is a patient-controlled Personal Health Record that provides portability for the user, which means our MyMedicalRecords PHR can stay with the individual through changes in doctors, jobs and insurers.

Healthcare providers can transmit documents to a patient's MyMedicalRecords PHR mailbox without making any changes to existing patient or practice management software, and MyMedicalRecords PHR takes advantage of the one piece of equipment found in virtually every doctor's office-a fax machine. Our MyMedicalRecords PHR product can be used to provide secure storage for a variety of important confidential records, including:

  Patient charts, notes, and medical histories;
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

In addition, users can store important legal, insurance and financial documents, as well as copies of identification documents such as passports and driver's licenses in their MyMedicalRecords PHR accounts.

How it Works

Most providers, regardless of size, rely on fax to move medical records. We have based our service on the efficient and effective conversion of faxed documents, uploaded documents or voice files. We convert fax into encrypted Portable Document Format, or PDF files using proprietary encryption technology. The subsequent annotation and filing of these faxes using a simple, intuitive, on-line document management system. At the same time, users can upload records into their account and organize them using the same file management system as is used for faxed documents. Records can be shared by downloading and sending them from the user's e-mail or transmitted using the system's integrated outbound fax capability

  Upon enrollment, we send every user a Welcome Kit containing a set of stickers to be placed on their medical files at the doctors' offices, as well as a sticker for the back of a driver's license, both containing emergency access information.
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
  The user then accesses the website, www.mymedicalrecords.com, from any Internet-connected computer, and logs in using their unique ID (Lifeline number or a User ID that they create) and password. Users are able to view their faxed records using Adobe's PDF software, which can be downloaded from the Internet free of charge.
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
  The user can also upload images, such as x-rays or EKG results directly into his or her MyMedicalRecords PHR account and can view these images using an Internet browser or other graphics software. Health information stored in the user's MyMedicalRecords PHR account can also be printed, downloaded and e-mailed from the user's e-mail so the user can easily share it with any provider who may be involved in the treatment of his or her medical condition.
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

For special key account programs, such as healthcare providers that would like to make the service available to patients, corporations who want to offer the service as a benefit to employees, insurance companies who offer this to policyholders, or affinity groups and other organizations who want to offer the service to their members, we provide different access-based pricing plans. The pricing plans vary based on the number of people in the organization and the expected use of the product across the organization's members.

Additional Product Features

Our MyMedicalRecords PHR product offers users multiple ways to enter their personal medical information, including by fax, voice or digital file upload as well as through customized web service links. We believe this integrated capability makes our MyMedicalRecords PHR product easier to use and more accessible to potential customers and healthcare professionals. This gives us a unique competitive advantage in the marketplace and creates a barrier to competitive entry. In addition to the core document conversion, storage and retrieval capabilities, our MyMedicalRecords PHR product provides a layer of useful, value-added interactive tools to help users better manage their personal and/or their families' medical records. These tools include:

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
  Voice Reminders and Messaging. We have created our MyMedicalRecords PHR product to promote more efficient communication between doctors and patients. In addition to using a patient's personal MyMedicalRecords PHR telephone number to fax health information to a patient's secure on-line account, people can use the telephone number to leave a voice message, such as an appointment reminder, in a secure voice mailbox that is only accessible by the MyMedicalRecords PHR user. Users can also take advantage of this feature to leave themselves a reminder message such as for a doctor appointment or prescription refill reminder. Our MyMedicalRecords PHR product is designed to send a user a notification via e-mail when he or she receives a voice message. This gives users a helpful tool that they can access remotely.
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
  Emergency Log-In For Physicians and Other Emergency Response Personnel. Users can create a special password, one for each family member, which doctors and other emergency response personnel can use to gain access to the particular family member's medical records in the event of a medical emergency. This password grants access to an account but does not allow any additions, changes or deletions to be made to the account. In addition, users can decide which records a doctor will be able to see in an emergency situation. Users can write this password on an emergency sticker they receive when they enroll in our MyMedicalRecords PHR service, which can be affixed to a driver's license or personal ID. Users can even include a photograph in their emergency profile.
  Health Information Library. Users have access to an interactive audio and visual encyclopedia, licensed from a third-party, of over 2,000 health information topics presented in both English and Spanish.

Other Applications for Our MyMedicalRecords PHR Product Technologies

We believe our MyMedicalRecords PHR product technology presents potential market opportunities beyond its core "personal health records" storage and management purpose. In the wake of recent hurricanes, tsunamis, earthquakes, fires and other disasters, a great deal of emphasis has been placed on families having a secure place to store their records and vital documents where they cannot be lost or damaged. Our MyMedicalRecords PHR product addresses this need because it allows for the fax transmission, upload and storage of insurance, financial and other personal documents, as well as a place to store digital files such as photographs. We believe this recent emphasis provides us with an opportunity to expand our core market and use our MyMedicalRecords PHR product technology to create the essential "safe deposit" box for all important documents and records of a family or small business. The MyESafeDepositBox virtual storage product extends the MyMedicalRecords technology into these additional markets.

MyESafeDepositBox - An On-line Secure Document Storage System

Our MyESafeDepositBox product is based on the same technology and architecture as the MyMedicalRecords PHR, however, rather than focusing on medical records, it is designed to meet the needs of businesses and individuals who are looking for a simple, efficient and economical way to securely store important legal, insurance and financial documents that they cannot afford to lose. Such documents may include copies of insurance policies, deeds of trust, passport, birth certificate, photos of property and other vital documents in addition to medical records that are critical to retrieve in the event of a natural disaster such as an earthquake, hurricane, flood or fire..

We believe that the MyESafeDepositBox product offers distinctive value in the on-line storage market due to our telecommunications platform enabling users to fax vital records directly into their MyESafeDepositBox account without having to first scan paper-based records and have access to a computer to upload information, though the system can receive and store uploaded documents as well. It also permits service providers, such as insurance agents or lenders, to fax documents directly into a user's secure on-line account. Users also benefit from the ability to sort, store and manage their vital records, while also using a free form text search to find records stored in their account with specific annotations. Our ability to provide private label branding of this product affords banks, insurance companies, escrow services and other financial and legal businesses to provide not only a useful product but also a product that reinforces that business's identity.

In addition, we believe our MyESafeDepositBox product may also serve as a valuable tool for younger consumers who would not otherwise utilize a Personal Health Record storage system, but are looking for a secure way to organize their personal information to take better control over their financial affairs

Pricing for MyESafeDepositBox is similar to the MyMedicalRecords Personal Health Record. Suggested retail price is $9.95 per month or $99.95 annually, and is also made available to corporations and membership groups on an access-fee basis.

MMRPro - An Integrated Scanning and Web-Based Document Management Solution for Medical Providers

MyMedicalRecords Pro, or MMRPro was launched in late 2009. This product provides physician practices, particularly smaller practices that are still largely or entirely paper based and are resistant to making the significant investment required to convert to an Electronic Medical Records, or EMR system, a powerful, integrated solution that enables them to scan, digitize, store, manage, retrieve and share records with patients through a managed "Software As Service" web application created and managed by the Company.

A typical EMR implementation costs well in excess of $100,000 and can take several weeks or months to integrate into a doctor's practice. Even worse, during this implementation, a doctor's office is asked to significantly reduce their patient load by as much as 50% which means that the practice loses one-half of its revenue during the implementation period and possibly longer. In a healthcare economy where patient load is critical to a doctor's financial success, this can be very problematic. MMRPro is sold on a three-year license, which includes all hardware, software and system management; a typical four doctor practice would pay $21,600 for the system, which could be financed fro $600 per month over the life of the license.

How It Works

At the core of the MMRPro system is a Kodak Scan Station scanner with a special version of Kodak's Capture Pro document imaging software already installed. The system featuring MMRPro is not sold as a stand-alone product by Kodak and must be purchased through MMR.

As part of the installation of MMRPro in a medical office, a library of the forms most used in that office on a daily basis is created. When a patient arrives at the office, the demographic information about the patient is ported to the MMRPro system. That information is then converted to a multi-dimensional encrypted bar code which is printed on all forms used in the office that will follow the patients. The bar code is unique to every patient. Each section of a patient's chart is also identified in the barcode.

All records generated from an appointment carry the patient's unique bar code. If the patient brings any third party records or health history records, the bar code is printed on a cover sheet to go in front of these records. At the end of an appointment, all paper records for the patients, including progress notes, lab reports, radiology reports and previous medical history after reviewed and approved by the doctor, are scanned into MMRPro and automatically sorted and filed into the correct tabs of a virtual patient chart that has been created on-line by the system. The files are securely stored Doctors can annotate these scanned records with free-form text notes and search those notes later on making it easy to retrieve specific records.

Once documents have been scanned, doctors or their staff can access them from any Internet-connected computer through the MMRPro doctor portal. In addition, when records are scanned the MMRPro system instantly deploys a copy of the record that the patient can view through a free patient portal, MMRPatientView.com. The Company believes that the ability to instantly share records with patients gives doctors the ability to more efficiently manage and operate their practices because they and their staff are not continually being asked to retrieve patient records. MMRPro also allows for secure messaging between doctor's office and patients, as well as provides both inbound and outbound Internet fax capability, making it easier for a practice to share information with other health providers.

Additional MMRPro Features

  Integrated e-Prescribe Module. MMRPro also includes an integrated e-Prescribe module that gives doctors the ability to do automated prescription ordering and refills. The e-Prescribe software gives doctors a choice of all formulations for a given medication, as well as available generic alternatives and shows what patient benefit coverage will be for the prescription. Any special instructions for the patient can also be entered into the module so they are automatically printed on the prescription label. A prescription order can be faxed or automatically transmitted to the pharmacy. In addition, the e-Prescribe module also makes it possible for doctors to keep a drug history on all their patients, as well as check for any interactions and allergies in real-time. What's more, the e-Prescribe module entitles qualifying doctors who write prescriptions for Medicare patients to receive an automatic 2% incentive for using automated prescription order entry with Medicare patients.
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
  Voice Messaging. MMRPro also accepts voice messages into its system so doctor can hear voice messages from labs or other providers and keep messages as part of the patient record.
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
  Dynamic Communication with Doctor's Practice Management System. Through a user designated hot-key, MMRPro seamlessly integrates, on a real-time basis, the patient data contained in the physician's practice management system saving the need of having to reenter data.
  Patient View. The MMRPro system incorporates an integrated patient portal so doctors can give their patients timely electronic access to their medical records after a visit, which is one of the primary objectives of meaningful use. Patients can sign up at the Reception Desk or they can opt to receive an e-mail after their first visit giving them the opportunity to sign up for the free service. To activate, patients log into their MMRPatientView account with their secure User ID and password combination, after which they can view, download and printout records from their visit, including lab reports, radiology reports and copies of X-ray images. Patients receive alerts any time their doctor places a new record in their account. Moreover, patients can also exchange secure messages with their doctor.

The MMRPro "Stimulus Program"

In addition to its product functionality, MMRPro includes a "Stimulus Program" that creates cost-savings and revenue opportunity for its users; in fact, the Company believes its Stimulus Program can generate at least as much money for a doctor practice over a three-year term as the $44,000 that is possible through the HITECH Act over a five-year period.

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

Doctors have the opportunity to earn administrative reimbursements when their patients upgrade from the free MMRPatientView portal to a full-featured, paid MyMedicalRecords Personal Health Record. The Company shares 30% of the subscription revenue from those upgrades with doctors on a monthly basis and believes that patient acceptance for the MyMedicalRecords PHR will be driven by the benefit of being able to store and manage medical records from all doctors for up to 10 family members, not just the one doctor and one family member capability of the free MMRPatientView Portal.

HIPAA and HITECH Considerations

We recognize the critical nature of managing an individual's health information requires that our products and advances be implemented with the utmost care to protect the privacy and confidentiality of our customers' data. The Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, requires covered entities to protect the privacy and confidentiality of the protected health information, or PHI, of their patients and customers. Although we are not a covered entity (as that term is defined in HIPAA), we consider it important to take into account the Privacy and Security Standards and other requirements of HIPAA when implementing our products and services and believe that we meet and/or exceed current HIPAA standards.

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as an entity that performs a function, activity, or service on behalf of a covered entity and that requires use or access to the PHI of the covered entity, and vendors of Personal Health Records that use or access PHI, must also comply with the HIPAA's Security Standards and many of HIPAA's Privacy Standards. One of the key obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's PHI.

As a vendor of PHRs, we are implementing policies and procedures, and reviewing our relationships with all necessary parties, to ensure our compliance with HITECH and its associated regulations. MMR is not a business associate under HIPAA's three-prong test. While MMR would not be considered part of a covered entity's workforce (thus meeting the first prong of the test), it does NOT perform "a function or activity on behalf of the covered entity," part of the second prong of the test (since covered entities are not required to maintain personal health records). Similarly, it would not meet the other part of the second prong of the test in that MMR does not "perform a service on behalf of a covered entity" either - since the beneficiary of the PHR is the patient, not the covered entity and the covered entity has no obligation to maintain PHRs on its patients - only medical records. Since MMR does not meet either part of the second prong of the test, the third prong of the test is not triggered.

The Market for Our Products

Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the health information management market. However we are seeing increasing demand internationally as evidenced by the company's recent agreements in China and other agreements to offer personal health record services worldwide. We believe demand for our MyESafeDepositBox product will be driven by consumers, small businesses and relief and educational organizations with international focus based on tools that help in disaster preparedness.

U.S. Healthcare Market

In March 2010, President Obama signed into law a major overhaul of the United States healthcare and health insurance industries. As part of this legislative reform, including the Patient Protection and Affordable Care Act, or PPACA, millions of Americans could be required to purchase health insurance. We anticipate that there will be an increased demand for the cost savings inherent in the use of electronic medical records, particularly the benefits to patients by having a personal health record. This is reinforced by the American Reinvestment and Recovery Act of 2009, or ARRA, that was signed into law in February 2009 and represents the largest government-driven investment in electronic healthcare technologies. Within ARRA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisioned more than $19 billion in incentives to healthcare organizations that modernize their medical records systems through the widespread use of health information technology, or HIT. Throughout the process of healthcare reform, health IT legislation has remained largely bipartisan as the challenge to rein in healthcare expenses will continue to be the nation's long-term fiscal challenge. This creates opportunities for health IT solutions that are shown to create greater efficiencies in care, safety and costs.

For example, despite the economic downturn, U.S. healthcare spending reached an estimated $2.5 trillion in 2009, an increase of 5.7 percent since 2008. The health share of the nation's gross domestic product, or GDP, reached 17.3 percent, a growth rate in 2009 of 1.1 percent, representing the largest one-year increase in GDP share since 1960. Expenditures in physician and clinical services reached $527.6 billion in 2009 and are expected to grow 6.1 percent to $637 billion by 2017. By 2019, national health spending is projected to nearly double, reaching $4.5 trillion and consuming 19.3 percent of the GDP. (Office of the Actuary, Centers for Medicare and Medicaid Services cited in Health Affairs, published 2/4/2010)

Thus, demand for solutions that help curb the spiraling costs of healthcare spending is expected to accelerate. In 2007, healthcare technology already represented 54 percent of all deals in the healthcare industry totaling $172.9 billion. More recently, a January 2009 study released by Kalorama Information, a leading provider of market research in medical and healthcare markets, projected the EMR market alone will grow 14.1 percent each year through 2012 with consumer demand for access to their personal health information forcing greater use of EMR technology. The researchers estimated that total implementation costs for the EMR rollouts are expected to be between $68 million to $255 billion. (Kalorama Information as cited in FierceHealthIT, 1/5/2009).

As healthcare delivery and reimbursement grows in complexity as health reform provisions are implemented, we believe the forces between the need to control healthcare spending and HIT mandates to help achieve this create positive market forces for the Company's MMRPro and MyMedicalRecords PHR solutions. Even with the challenges and uncertainties healthcare providers face in their day-to-day practice, we anticipate they will need to move away from outdated paper-based systems and focus on spending strategic dollars on health IT as ROI given economic stimulus and increasing peer pressure. The 2010 National Ambulatory Medical Care Survey conducted by the Centers for Disease Control and Prevention's National Center for Health Statistics showed that this is already happening, with EMR adoption rates by office-based physicians rising to more than double the adoption rate in 2005. According to the survey, which was not limited by practice size, 10.1 percent of office-based physicians had a full-blown EMR system and 24.9 percent had access to a basic EMR system. Independent of this, given that 70 percent of small physician practices with four doctors or less still rely on paper-based systems to manage patient charts - and just under half of physician practices in the U.S. consist of one to three doctors - there is tremendous opportunity for niche market share. We believe that MMR's strategic partnership with Kodak to distribute MMRPro as an end-to-end solution throughout Kodak's sales channels further positions the Company to penetrate small-to mid-size physician practices with a cost-effective entry-level EMR system that offers an e-Prescribe module and an integrated patient portal providing patients with timely access to their personal health information, both of which are meaningful use requirements to qualify for stimulus funds. Further value propositions for MMRPro in today's constantly evolving healthcare market is its SaaS platform that can work with any EMR system, its cost effectiveness and ease-of-use in light of the fact that doctors remain concerned about the cost of installing expensive, complex systems that interfere with office workflow, and the Company's response to ensure privacy protections for patients covered under HIPAA's Privacy and Security Rules within HITECH.

Additionally, one of the key challenges to cost containment in the healthcare system is treating those with chronic conditions. About 10 percent of the population accounts for 63 percent of spending on health services, and 21 percent of health spending is for only 1% of the population. (Department of Health and Human Services, AHRQ [MEPS] 2006). What is needed is a Personal Health Record that can be the main source of information between the primary care physician, specialists and the other health entities involved in the individual's care. With coordinated access to a patient's health information, there is continuity of care that can lead to cost reductions by eliminating unnecessary repeat tests and avoiding preventable medical injuries. According to the much cited Rand Corporation study published in 2005, in addition to the estimated $346 billion that could be saved annually through the use of health IT, the study projected that $82 billion to $100 billion in savings could be realized in coordination across the continuum of care. We believe the MyMedicalRecords PHR - Internet-based for 24/7 access, personally-controlled, portable, affordable and easy-to-use - fulfills what surveys reveal consumers are most looking for in a PHR, which is privacy, access to information on-line, the ability to track immunizations and monitor lab reports, communicate with doctors, and correct mistakes in their records.

Given healthcare's prominence in the national debate and the role of health IT in cost containment, America's changing demographics and the first wave of baby boomers entering Medicare in 2011, and the PHR requirement for meaningful use of an EHR, we believe providing a Personal Health Record to consumers will be a growing force in the healthcare system.

Drivers for MyESafeDepositBox Market

The primary market driver for our MyESafeDepositBox product is the need for individuals and businesses to be able to easily, efficiently and securely maintain backup copies of paper-based financial, insurance, legal and other vital business and personal documents that can be retrieved at anytime from anywhere over an Internet-connected device, This is especially true during a disaster, where records can be inaccessible or permanently destroyed. Eventually, as consumers grow less reliant on paper, MyESafeDepositBox can also be marketed as helping them to reduce their carbon footprint.

on-line storage is a growth industry that can be viewed as rebounding from the economic recession. According to International Data Corporation's, or IDC's, Worldwide Storage Software Qview, 2010 sales of storage software increased 10.3 percent to $12.7 billion, which is in stark contrast to the 3.2 percent contraction shown in 2009. Data protection and recovery remained the largest functional market, with this segment surpassing $4.4 billion for the year (StorageNewsletter.com). In March 2010, In-Stat reported that with home networking adoption passing 50% of households in North America and 13% worldwide, the consumer network storage market is seeing continued growth and is expected to grow at a compound annual growth rate of nearly 40% between 2009 and 2014

Both companies and individuals are continuing to seek solutions that will allow them to safely backup - and quickly restore - any lost data. We believe that our MyESafeDepositBox product meets the need of a sub-set of this vast data storage market, and we intend to target individuals and businesses that want to find a secure, web-based solution for storing their most critical personal, financial, legal and insurance records, rather than those looking to back up the entire contents of their computer hard drive or corporate network.

In addition, the need for individuals to augment their personal plans for disaster preparedness is reflected in a Red Cross poll that showed seven of 10 respondents were only somewhat prepared for a disaster, with 59% to 73% having no specific evacuation plan. For businesses, the need to implement a disaster recovery plan can be the key to their survival. In the publication, "The Definitive Handbook for Business Management," cited by Hewlett-Packard, it states that between 60% and 90% of companies that don't have a disaster plan find themselves out of business within 24 months of experiencing a major disaster. As natural and man-made disasters continue to grow - from hurricanes, earthquakes, and floods to computer viruses and even terrorist attacks - a common denominator for recovery is access to information and documentation, and we believe our MyESafeDepositBox product meets this need by offering users a safe and easy way to store and access all of their important documents and vital records on-line.

Drivers for MMRPro Market

Doctors are under increasing pressure to make their offices "digital" as mandated by the Federal Government in order to qualify for the $44,000 in stimulus funds under the HITECH Act. Stimulus funds from HITECH are paid out over a five-year period; for example, a doctor who qualifies for funds in 2010 will receive payments beginning in 2011 through 2015. Doctors who wait until 2013 or 2014 to have EHRs in place will be eligible for smaller bonuses. Despite this, many physicians still are resistant to using full-blown Electronic Medical Record systems. Part of the reason for this low adaptation rate is cost. A reported released by the Congressional Budget Office (CBO) in 2008 cites studies that place the cost of an Electronic Medical Records system at about $25,000 to $45,000 per physician. Annual cost estimates for operating and maintaining the system, which include software licensing fees, technical support, and updating and replacing used equipment, range between about 12 percent and 20 percent of initial costs, or $3,000 to $9,000 per physician per year. So a three-doctor practice may spend as much as $162,000 in the first year to install and maintain a system. This doesn't include the "hidden" costs of lost revenue from having to reduce patient load and also delays in billing while a new system is being implemented.

In addition, the American Medical Association, while recognizing that "the widespread proper use of health IT" will improve the quality of care, has been vocal in calling for financial incentives linked to achievable measures versus burdensome requirements and continues to express its concern with pushing too many requirements into meaningful use. Meaningful use objectives are also raising questions about patient privacy as physicians are required to provide detailed information on patients that includes factors like demographics, body mass index, growth charts and other specific data points. Moreover, it places a burden on specialists to meet meaningful use measures that have little or no relevance to their routine practice.

At the same time, EMR use is continuing to grow. The 2010 National Ambulatory Medical Care Survey conducted by the Centers for Disease Control and Prevention's National Center for Health Statistics showed that EMR adoption rates by office-based physicians rose to more than double the adoption rate in 2005. Factors believed to be attributing to this are peer pressure and a greater number of young doctors joining the work force. Also, key findings from the Markle Survey on Health in a Networked Life 2010 found that three in four doctors surveyed say they want to be able to share patient information with other professionals by computerized means and up to 74 percent supported patients being able to share information with their doctors electronically. At the same time, fully 61 percent of doctors said that the fax machine is currently their predominant means to share information with other doctors.

As a result, the Company sees a significant niche opportunity to provide an efficient, cost-effective system that helps doctors take the required first step to any form of digital office - scanning and digitizing patient records. The Company believes that the simplicity and elegance of MMRPro makes it attractive to the many thousands of medical offices, community hospitals and other healthcare providers who are still paper-bound and searching for a way to start their digital conversion.

Customers

To date, we have signed agreements for our MyMedicalRecords PHR product, our MyESafeDepositBox product, corporate employee benefits and affinity and membership group markets, and MMRPRo. We have also begun entering into Biotech licensing agreements. These products are also sold directly to retail consumers, physicians and corporations. We have provided the patients of participating hospitals with the use of our MyMedicalRecords PHR product free of charge when they are discharged from inpatient facilities.

We also offer a private label of our MyMedicalRecords PHR product for Medic-Alert who we believe to be the largest provider of personal health records in the world, Chartis Insurance (formerly AIG) and the National Rifle Association, which offers it as an enhancement to their existing PHR service and we are continuing to expand that relationship. We also have corporate clients who provide our MyMedicalRecords PHR product to their employees as a free benefit, and affinity group and membership clients who bundle the product as a "value added" service to their constituents. We receive compensation under these agreements either on a per enrolled account basis or on an access basis in which we are paid based on the number of persons who are eligible to sign up for our service, regardless of the number that actually enrolls. We are also an integrated service provider on the Google Health Network, which allows users to synchronize information between their Google Health account and their MyMedicalRecords PHR account. In 2011 we are planning on integrating our products into Microsoft's HealthVault.

We are continuing to expand these relationships and identify additional private label opportunities.

In the affinity and membership group area, we have seen double digit growth in the number of members who have access to the MyMedicalRecords Personal Health Record; the Company expects that this trend will continue into the future as these groups create new programs that bundle the MyMedicalRecords PHR and MyESafeDeposit virtual storage vault.

On December 21, 2010, MMRGlobal, Inc., entered into a Non-Exclusive License Agreement with Celgene Corporation. Pursuant to the terms of the Agreement, the Company will license to Celgene, on a non-exclusive basis, the use of the Company's clinical and scientific data relating to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information.

In consideration for the rights granted under the Agreement, Celgene will pay the Company certain upfront fees and, upon achievement of development milestones, milestone payments plus any expenses. The Agreement contains customary provisions, as to the term of the Agreement, representations, warranties, and indemnities by each of the Company and Celgene.

During 2010, our three largest customers (Celgene $250,000, Chartis $150,000, and DDS/Coverdell $105,693) accounted for approximately 52% of our total revenue. Due to the contributions of these customers to our consolidated revenue, the Company is somewhat dependent upon its relationships with these customers.

Sales & Marketing Strategies

MyMedicalRecords PHR

Our marketing strategy for our MyMedicalRecords PHR product calls for continued focus on the following main sales channels:

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
  Private Label Branding. Our MyMedicalRecords PHR product is designed to allow site pages to be customized with a corporate, affinity group or membership organization logo and content that is specific to that entity. The technology built into our MyMedicalRecords PHR product also is designed to allow companies, groups or organization to instantly communicate with hundreds or even thousands of employees in the event of an announcement or emergency situation at no additional cost to MMR or in many cases, the client.
  Direct to Consumer Marketing. We intend to continue to focus on marketing our MyMedicalRecords PHR product directly to consumers via both on-line and off-line advertising vehicles. During 2010, we produced television commercials and began advertising on network and syndicated television. Television ads, which appeared in primetime shows included the "Daytime Emmy Awards" on the CBS Television Network, the "Hollywood Christmas Parade" that was nationally syndicated to eighty percent of U.S. television households, and "The Spirit of Mississippi" special about the 2010 Gulf disaster televised on the Hallmark Channel among others. The ads can be seen at www.mmrontv.com. We also launched advertising campaigns on Facebook and Google purchasing more than 100 million impressions. In addition, we will continue to exploit our relationship with E-Mail Frequency LLC continuing to test different e-mail creative, both text and HTML, as well as campaigns to target direct to consumer sales. We are also planning on using Email Frequency to help generate leads to healthcare professionals in support of MMRPro sales. Our MyMedicalRecords PHR product is currently available to individuals on a monthly or annual subscription basis as well as to those patients who upgrade from a free MMRPatientView account provided by their doctors.
  Healthcare Professionals. The Company plans on continuing to offer its MyMedicalRecords PHR to patients at physician offices, hospitals, surgery centers, x-ray facilities and other facilities.
  Other Markets. The Company plans to focus a portion of their marketing efforts in selling to Nursing and Convalescent Homes.

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

MMRPro

The Company is an Independent Software Vendor for Eastman Kodak, which manufactures the scanner used in the MMRPro system. As a result, MMR can take advantage of and utilize the resources of the national Kodak reseller and distribution channel to sell this product into doctor offices nationwide. MMR already has attended the annual Kodak Executive Summit, which was held in San Antonio this past February, where we had the opportunity to introduce the product to a number of Kodak resellers who expressed great enthusiasm for using the MMRPro solution as a way for them to penetrate the rapidly growing document imaging healthcare vertical. In addition, the Company shared its booth for the second consecutive year at this past February's Health Information Management Systems Society (HIMSS) show in Orlando with Kodak personnel, providing further opportunity to create enthusiasm for MMRPro within the Kodak sales channel. Beyond selling the product, the Kodak channel also provides the Company with a national sales installation integration and support network, including help desk and technical support capabilities.

The Company is currently conducting sales training for resellers either in-person or via webinars in order to ensure they have the necessary tools to sufficiently take the MMRPro service into the healthcare vertical.

The Company also plans to use a direct sales force to sell the MMRPro service. We have added an in-house sales training area, outbound telesales and videoconferencing center and have increased our internal sales staff to support the MMRPro rollout. In addition to selling to healthcare providers, the Company believes there is an opportunity to sell the product to current EMR providers who are looking for systems that enable access to a patients personal health records. The MMRPatientView system can be adapted to work on the back end of almost any EMR system.

We have incorporated into MMRPro customized software that provides a seamless interface between MMRPro and practice management software typically used by medical professionals.

On December 2, 2010, the Company entered into an agreement with Texas-based MMX Holdings, LLC, to integrate MMRPro into the MMX dashboard-based financial and operating management tool for ambulatory surgical centers (ASCs) (www.managemyasc.com). The Company's MMRPro electronic document management system for healthcare professionals will be featured on the Manage My ASC dashboard which the Company believes is being marketed to surgery centers located throughout the United States.

The Manage My ASC system was specifically designed to increase productivity and profitability in surgery centers which should help drive sales of MMRPro.

The relationship with MMX evolved as a result of MMR's installation of MMRPro at the Spalding Surgical Center of Beverly Hills. Installing MMRPro at Spalding exposed the system to more than 20 physician groups operating at the center at any given time. Selling through surgery centers represents a cost-effective way to market MMRPro to physicians since there are so many physicians exposed to the system when they visit there surgery center. With over 6,000 in the U.S., ambulatory surgery centers are one of the fastest-growing elements of medical care across the country. Surgery centers will generally support an average of 20 to 30 doctors, each doctor with a private patient list of 2,000 or more. The surgery center environment presents a distinctive market for MMR to offer its MMRPro solutions to significant physician populations.

Licensing and Exploitation of Other Legacy Biotech Assets

Although the Company's primary business is personal and professional health records and document imaging systems, pursuant to the Merger, the Company acquired intellectual property rights to certain biotech assets, including the FavId®/Specifid idiotype vaccine and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma. On April 14, 2010, the Company also announced the existence of intellectual property in the form of approximately 140 patient samples collected during the Company's pre-Merger FavId™/Specifid™ vaccine trials.

Based on information discovered in 2010 the Company believes that these assets could have significant value which is not reflected on the Company's balance sheet at this time. Through May of 2008 pre-Merger Favrille had spent more than $100 million on the creation and development of intellectual property, which includes clinical trials, related data, patient samples, patents, and other forms of intellectual property and the possible use of more than $200 million dollars in related tax loss carry forwards.

The Company is actively working with consultants on ways to monetize these assets to identify licensing and or manufacturing opportunities with biopharmaceutical companies, academic institutions, research organizations and others regarding the use of the assets. The Company has already reached one such agreement with Celgene.

Clinical Research Sales Strategy

The Company is planning on working with consultants and Biotech Companies to design customized personal and electronic health record products designed to follow patients through clinical trials. The Company believes that such a product offering can reduce the cost of managing clinical trial results and generate long term users of the Company's product. The Company will target biotech companies and pharmaceutical manufactures to purchase this product to obtain better monitoring of patient results and patient involvement.

Additional On-Going Marketing Strategies

In addition to the main marketing channels discussed above, we have also identified other potential markets for increasing sales of our products:

  Small Businesses. We believe our products could serve as an affordable and easy-to-implement tool for small companies that have not, or do not want to, invest in expensive IT data backup infrastructure.
  Government Agencies. We believe that federal, state and local governments would be interested in our products as they provide a powerful, yet easy to use addition to any family's disaster preparedness plan and we plan on approaching agencies at all levels to explore the possibility of setting up pilot programs.
  Travel Companies and the Travel Industry. We believe that travelers can represent a strong market for our products because these products are designed to enable travelers to access to their medical records, or other important documents (copies of passports, credit cards, etc.), in the event of an emergency when they are away from home. We plan to market our products to airlines, hotels, automobile clubs and other-travel related companies and organizations as well as to advertise on travel-related websites to reach this market.
  Finance and Insurance Companies. We believe insurance companies are interested in offering a MyEsafeDepositBox type of service offering for their risk and accident policyholders. We are actively working with at least one large financial institution to utilize MyESafeDepositBox to handle paperless loan processing and delivery solutions as well as replace uses for tradional safe deposit boxes.
  Other Health IT Providers. We believe that there is a market for our health IT products through strategic relationships with other health information technology providers who see MMR's services as being complementary to their own offerings.
  Consumer Product Companies. We believe we can better target health-conscious consumers who may have a greater interest in our products by developing strategic partnerships with consumer products companies, including wireless phone service providers.

International Licensing

We exploit our intellectual property, technology and our MyMedicalRecords brand internationally. On January 4, 2010, a definitive Joint Venture Agreement with Unis-TongHe Technology (Zhengzhou) Co., Ltd., or UNIS, to form a joint venture to build a customized version of MMR's proprietary PHR services (www.mymedicalrecords.com) and professional document imaging and management solutions in China.

UNIS is a subsidiary of Unisplendour Corporation Limited (SHE: 00938) (www.unis.cn), one of China's leading IT firms. MMR's technology will support a UNIS medical records development project for sale to China's public and private hospitals. China has an initiative to create health information systems to electronically acquire, store and transport individual health records. Our senior management and technology executives met with counterparts from UNIS-TongHe and Nihilent, MMR's technology partner in India, together for a collaborative session on requirements to integrate the MyMedicalRecords Personal Health Record and MMRPro system (www.mmrpro.com) into a health IT platform that could be deployed throughout China's healthcare market.

We entered into a Cooperation Agreement and subsequent Amendments with Unis-TongHe Technology Co, or UNIS, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, UNIS and us agreed to form a joint venture in China for the purpose of deploying our personal health record services and document imaging and management solutions as part of a total Electronic Medical Record, or EMR, solution in China. Upon approval of the venture by the Chinese government, we will own 40% of the joint venture and UNIS will own 60%. We are continuing to comply with additional document requests necessary to form the Joint Venture with the Chinese government. When approved by the government, the joint Venture plans on developing a comprehensive EMR system in compliance with recent development criteria being proposed by the Chinese government. The Unis-TongHe MMR Medical Information Technology Service Group Joint Venture, or JV, has begun participating in formal government bids to commence medical records projects in China, which include the offering of branded MMR's Personal Health Record services and other related products. Meanwhile, the JV partners are actively involved in working together on bidding on several Chinese government projects utilizing MMR technologies, platforms and features and had recently deployed full-time technical support in China. In November 2010, Unis-TongHe submitted the UNIS/MMR Joint Venture bid for the right to offer our products in Henan Province, whose population is nearly 100 million people or one third of the population of the United States.

As a result of lead times to develop customized EMR solutions in response to government specifications, this effort could take several years. In the meantime, we have begun to leverage our resources in China with other U.S. partners on the ground in China including Kodak and Alcatel Lucent both large providers of document imaging, infrastructure and other telecommunications products and services that support our plans to provide our products and services internationally. As a result, we could begin selling MMRPro in conjunction with Kodak resellers throughout the Asia Pacific region in advance of a UNIS MMR EMR product launch.

In February 2006, the Company entered into a letter agreement with Russell Armstrong a former board member of the Company to form MyMedicalRecords Australia ("MMR AU"). The Company granted MMR AU a 10 year exclusive right to market and sell the Company's products and services in Australia and New Zealand. This letter agreement was subsequently formalized in the form of a ten year license agreement in October 2007. The Company terminated the license agreement on September 30, 2009 for non-payment of minimum performance fees and recurring expenses and numerous other breaches of Armstrong's relationship with the Company.

Use of the Company's Board of Advisors

The Company has a Board of Advisors and a Medical Board of Advisors including the following individuals:

  Buzz Aldrin, Ph.D.
   Apollo 11 Astronaut

  Michael J. Finley
  Vice President, Worldwide Carrier Relations, Qualcomm
  Hon. Richard A. Gephard
   22nd Majority Leader of U.S. House of Representatives
  President and CEO, Gephardt Government Affairs
  Hon. Daniel S. Goldin
  Former NASA Administrator
  C. Rowland Hanson
  Former Executive with Microsoft, Neutrogena and Nautilus
  Hon. Asa Hutchinson
  Former U.S. Congressman, First Under Secretary of Homeland Security
  CEO and Founding Partner, Hutchinson Group, LLC
  D. Brian Karr, C.P.A.
   Chief Financial Officer, Magellan Health Services of Arizona
  "Sugar" Ray Leonard
  Professional Athlete and Entrepreneur
  Fred Middleton
   Managing Director, Sanderling Ventures

  Bradley S. O'Leary
  Political Strategist, Author and President, Associated Television News
  Ivor Royston, M.D. Founding Managing Member, Forward Ventures
  John R. Seitz
  Co-founder, Chairman & Chief Executive Officer, Ambulatory Surgical Group
  James L. Spigarelli, Ph.D.
  Former CEO and President, Midwest Research Institute
  JJ Virgin, CNS, CHFI
  Health Correspondent and Nutritionist

MEDICAL ADVISORY BOARD
  Javaid Anwar, M.D.
  Chief Executive Officer, Quality Care Consultants, LLC
  Member, Nevada State Board of Medical Examiners
  Michel Babajanian, M.D., FAC
   Board-Certified Otolaryngologist and Head and Neck Surgeon
  Glenn D. Braunstein, M.D.
  Chairman, Department of Medicine at Cedars-Sinai Medical Center
  Director, Cedars-Sinai Thyroid Cancer Center
  David E. Bresler, PhD, LAc
  Author, Consultant and Educator; President, Academy for Guided Imagery
  Theodore B. Goldstein, M.D.
  Orthopedic Surgeon
  William Goodman, M.D.
  Pulmonary and Critical Care Physician
  Academic Appointment at Dartmouth Medical School
  Honorable Ikram U. Khan, M.D.
  President, Quality Care Consultants, LLC
  Lawrence D. Piro, M.D.
  Clinician, Researcher & Lecturer; International Expert in Hematologic Malignancies
  The Angeles Clinic and Research Institute
  David Charles Rish, M.D.
  Dermatologist; Academic Appointment at UCLA
  Prediman K. (PK) Shah, M.D.
  Director, Division of Cardiology and the
  Oppenheimer Atherosclerosis Research Center at Cedars-Sinai Medical Center

The Company plans on working more closely with its Board of Advisors to identify new business opportunities. In addition, the Company plans on working with its Medical Board of Advisors with regard to more effective and efficient uses of the Company's products for healthcare professionals as well as the exploitation of its biotech assets.,

Principal Suppliers and Supply Contracts

We currently contract with various third-party telecommunications carriers, data centers and other information technology service providers and developers to develop and maintain our products.

In 2010, we terminated our agreement with an outside vendor, which previously hosted one of our product websites and provided fax and voice messaging services and the toll-free numbers used by the Company's customers to access their accounts. We paid this outside vendor a monthly website hosting fee and additional usage fees for fax, voice messaging and toll-free number services. Our contract was effective until September 2009, but automatically renewed, and continued to renew until we terminated it about November 2010. We replaced that vendor with our own health information call processing platform and communications exchange network which the Company calls the Infocom system. Infocom significantly reduces the Company's reliance on outside vendors and recurring costs. At the same time the Company entered into direct contracts with our carriers for Direct Inward Dial or "DID" and toll-free numbers terminating at our new telecommunications platform.

We contract collocation and hosting services from several certified data centers who monitor, manage and maintain our systems and storage facilities that service our production websites. Scheduled, non-escalatory, monthly payments are made for all collocation and hosting services. The data center Agreements are renewed automatically each year and a termination option is available to either party upon a six month prior written notice. On March 14, 2011 we renewed the agreement for another year.

We contract with an outside vendor to house, manage and maintain the production servers that host our MyMedicalRecords PHR and MyESafeDepositBox and MMRPro applications and store user related data. We pay a monthly fee for the management and technical support services required to maintain and operate its servers, which are housed in two separate data centers. Our agreement with this vendor is effective until terminated by either party. In 2011 we renewed a revised and amended agreement for another year with this vendor.

We contract with a third-party for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MMRPro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. Under our development contract, we own the intellectual property rights over all software applications developed pursuant to the contract. We pay our developer a per-project fee for the development services provided and a monthly fee for support and maintenance services. Our agreement with this developer renews automatically for one year periods subject to the right of either party to terminate the Agreement by giving six months written notice.

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

In the event that we are unable to continue to obtain supply, development or maintenance services from any of our suppliers or developers, we believe that we would be able to utilize other suppliers, developers, or maintenance services to continue the development and operation of our products. In selecting our current supply, development and maintenance vendors with which we have agreements, we received competitive bids from other vendors who would have been able to provide equivalent services. Thus, we believe that the marketplace for such services is broad enough that we would be able to reach commercially reasonable terms for the continued development of our products within the termination periods provided in each agreement.

Disaster Recovery Plan

We have a disaster recovery plan in place that is designed to ensure the safekeeping of records stored in a user's MyMedicalRecords PHR, MyESafeDepositBox, MMRPro and MMRPatientView accounts, while maintaining continuity of our services should our main server site be affected by a natural or man-made disaster. We have a standby disaster recovery site over 150 miles away from the facility housing our main production servers. We backup and encrypt the database holding our customers' records to servers housed in this "hot" standby disaster recovery site so that both systems contain identical information on a near-real-time basis. In addition, our main production site has redundancy measures built-in at all levels of the infrastructure and is designed to facilitate maximum availability of our product websites. Our backup and recovery encryption and processes are FIPS 140-2 compliant.

Competition

MyMedicalRecords PHR

Our MyMedicalRecords PHR product competes with a number of products and service providers in the consumer health information management marketplace today such as HealthVault, Google Health, myMediConnect, NoMoreClipboard.com, and others. In addition, we compete with Internet-portals offered by insurance companies, hospitals and HMOs for their policyholders and patients.

Each of our competitors offers varying PHR products and services for on-line storage and access to medical records at varying price points. However, we believe our MyMedicalRecords PHR product offers unique features that distinguish it from those of our competitors. In particular, we believe our MyMedicalRecords PHR product offers greater ease of use and accuracy than our competitors' products because copies of the actual medical records, such as laboratory test results and radiology reports can be faxed or uploaded directly into the user's MyMedicalRecords PHR account, rather than requiring users to input the data themselves, which may result in transcription errors, or go through a third party, which could result in more time, additional costs and can raise the issue of privacy. Our MyMedicalRecords PHR is designed to allow a user or provider to send a medical record directly into a MyMedicalRecords PHR account from any fax machine, anywhere in the world, and once received, the usercan then store and manage those records in a personalized filing system with 16 file folders.

Competitors may offer limited document management capability for personal health records; they have to be scanned and uploaded by the user and they do not allow users to easily manage stored information with the same sophistication as the MMR PHR. In addition, these services do not offer integrated outbound fax directly from the user account, which means that users of competitive products have to print out and manually handle paper or go through third party intermediaries in order to share information with other providers along the continuum of care.

In addition, while hospital patient, HMO patient and insurance policyholder Internet-portals allow users to see certain information regarding test results, prescriptions or claims data, and may even give patients the ability to set appointments and communicate with doctors, these portals only allow users to view data from that specific provider, and if a user changes his or her healthcare provider or insurance carrier, the information may not be available in the future. Our MyMedicalRecords PHR product is designed to offer our customers a single secure on-line repository for all of their health information and records, from every provider, so that this information is available any time a MyMedicalRecords PHR user needs to access and share it. Moreover, the MyMedicalRecords account covers an entire family of up to 10 members, whereas other services typically only cover an individual or charge for additional family members.

We also believe the enhanced features offered at the same price point with our MyMedicalRecords PHR product, such as outbound fax, document management, emergency login, appointment and prescription reminders and voice messaging features, offer consumers unique and attractive advantages that separate our MyMedicalRecords PHR product from the competition. All of these competing services, especially free services like Google and HealthVault, raise consumer awareness about the need for access to personal health information. While this increased awareness may increase the marketability of our MyMedicalRecords PHR product, growth in the consumer health information management marketplace may also attract new entrants. While we believe that greater ease of use and array of enhanced features distinguish our MyMedicalRecords PHR product from those of our competitors, many of our competitors may have greater resources and more experience in this market, and can modify their product offerings to make them more competitive, including attempting to replicate some features of our MyMedicalRecords PHR product. We have also sought to protect our proprietary technology through patents in both the U.S. and overseas. See "Intellectual Property - Patents" below.

MyESafeDepositBox

Our MyESafeDepositBox product competes with a number of on-line backup and electronic data storage services. The increasing use of external hard drives and flash drives to backup data also has the potential to compete with on-line data storage services such as our MyESafeDepositBox product. In addition, Wells Fargo Bank offers a vSafe service to its customers, which has many of the same features and functions as our MyESafeDepositBox product.

We believe that MyESafeDepositBox is a superior product when compared with Wells Fargo's vSafe in that it permits multiple service providers, such as insurance agents or lenders, to fax documents directly into a user's account. In addition, much like the MyMedicalRecords PHR, the MyESafeDepositBox service also offers outbound fax and emergency login features which further differentiate us in the marketplace. We also believe the portability of MyESafeDepositBox creates a product advantage in the marketplace because users are not required to do business with any particular bank. Users also benefit from not having restrictions placed on the amount of storage capability in their account unless they upgrade to more costly subscriptions. . Our ability to provide private label branding affords banks, insurance companies, escrow services and other financial and legal businesses to provide not only a useful product but also reinforces that business's identity.

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

Intellectual Property

Patents

In September 2005, we filed a utility patent application on key elements of our proprietary process with the United States Patent and Trademark Office. In March 2007, we filed a separate application for our Emergency "Read Only" Password service (see discussion above under "- Our Products- MyMedicalRecords - An On-line Personal Health Record (PHR) - Additional Product Features - Emergency Log-In For Physicians and Other Emergency Response Personnel"). In May 2006, we filed a patent application with Australian authorities pursuant to the Patent Cooperation Treaty, which was awarded on May 29, 2008. A second patent application with Australian authorities was awarded on December 24, 2009. A patent application filed pursuant to the Patent Cooperation Treaty was awarded in Singapore on January 30, 2009. A patent application filed pursuant to the Patent Cooperation Treaty was awarded in New Zealand on December 7, 2010. In April 2010, a patent application directed towards the use of electronic health records in clinical trials was filed in the U.S. In September 2010, a patent application directed towards a universal patient record conversion tool was filed in the U.S. We intend to pursue patent protection in other countries where we may offer our products in the future. We consider patent protection an important element of a sound intellectual property portfolio, although we do not anticipate being able to prevent our competition from using other methods to achieve similar ends.

Other Assets

The Company acquired significant Intellectual Property assets from the Merger with Favrille and is in the process of exploiting and monetizing those assets, which include, but are not limited to, data from the Company's pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies.

Beginning in June 2009, the Company filed various national phase filings from the Patent Cooperation Treaty patent application directed to anti-CD20 monoclonal antibodies, including in the United States, Australia, Brazil, Canada, China, Europe, India, Japan, South Korea and Mexico. We acquired the Patent Cooperation Treaty application and anti-CD20 monoclonal antibody assets through the reverse Merger with Favrille, Inc., a biopharmaceutical company, in January 2009. These patent applications remain pending in the United States and various countries awaiting formal patent examination.

We also acquired certain intellectual property rights involving B & T cell vaccine technology relating to the FavId™/Specifid™ vaccine in various stages in the United States and foreign countries through our reverse Merger with Favrille, Inc. in January 2009. Various U.S. and foreign patent applications have been successfully revived to reinstate the examination process of the patent applications in countries of commercial interest. In May 2010, U.S. Patent No. 6,911,204 directed towards methods of treating B-cell mediated malignancies was revived. In November 2010, a patent was awarded in Singapore relating to the B-Cell Pathologies. In December 2010, a similar patent was awarded in Mexico. We continue to pursue and maintain available intellectual property protection relating to the FavId™/Specifid™ vaccine intellectual property portfolio in the United States and major foreign markets of interest. The Company has been working to perfect the patent condition of the biotech assets obtained from the reverse Merger with Favrille, Inc. for more than a year and a half. As a result, MMRGlobal also has patent applications pending in 13 foreign countries of commercial interest that provide competitive advantages for this biotechnology, including its idiotype vaccine.

The Company has relied upon numerous consultants in its efforts to accelerate bringing to market its anti-CD20 monoclonal antibodies. Anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin Lymphoma (NHL) and additional B-Cell mediated conditions such as rheumatoid arthritis. The Company understands that MMRF's anti-CD20 antibody asset is potentially a candidate for the next generation Rituximab, marketed under the trade name Rituxan® in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera® by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan is one of the world's most successful monoclonal antibodies with reported total sales in 2010 of about US $6.6 billion.

On December 22, 2010, the company entered into a non-exclusive agreement with Celgene to license the use of the Company's clinical and scientific data related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information. In consideration for the rights granted under the Agreement, Celgene will pay the Company certain upfront fees and development milestones. When a milestone is reached it automatically triggers a payment to MMR.

The Company also filed for extension of the Company's Patent Cooperation Treaty (PCT) patent application on anti-CD20 monoclonal antibodies to the national phase through filings in major European, Asian, North American, and South American markets.

Other Intellectual Property and Trademarks

We own the URL and domain name for the web address www.MyMedicalRecords.com. We also own the domain names www.MyMedicalRecordsMD.com, www.MMRPro.com and www.mmrpatientview.com for use with MyMedicalRecords Pro and own the domain name www.MyESafeDepositBox.com for use with our MyESafeDepositBox product. We also own the source code for our website.

As we continue to develop our products, we continue to register our logos as trademarks and service marks and will seek to protect the copyrights in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR, ESafe and MMRPro products. We also own the source code for a handheld software program, developed to operate on the Palm operating system, which allows Palm users to create a personal medical history on a personal data assistant, or PDA, so that they can have access to this information while traveling and in the event an Internet connection is not available. The Company plans on developing applications to use MMR PHR and MMR Pro products on other handheld devices.

Research and Development

In 2010 and 2009, MMR spent $322,942 and $269,270, respectively, on research and development activities.

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

As of December 31, 2010, we employed a total of eight full-time employees and regularly use the full-time services of an additional six consultants. The Company also relies on a team of more than 35 developers and programmers located in India and Omaha, Nebraska.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree risk.  Before making a decision to invest in shares of our common stock, you should carefully consider the following risk factors, as well as the other information contained in this annual report.  If any of the following risks actually occur, our business, financial condition, results of operations and prospectus could be materially adversely affected.  If this were to occur, the trading price of our common stock could decline significantly and you may lose all or part of your investment in our common stock.

Risks Related to Our Business

It is anticipated that we will continue to incur losses and negative cash flow from operations for the foreseeable future and may not be able to continue as a going concern.

We are still a company with a limited operating history although we have generated minimal revenue. While our new business includes personal healthcare record and storage products that are currently available, we are nevertheless still at an early stage in developing a business model that will enable us to generate significant revenue from the use of our products. Prior to the Merger, MMR financed its operations primarily through private placements of MMR capital stock and from secured loans from The RHL Group, Inc., a wholly-owned affiliate of MMR's founder and Chief Executive Officer, and our current Chairman, President and Chief Executive Officer, Robert H. Lorsch. Although we expect to continue to receive financing from The RHL Group, we have also continued to incur losses from operations and need additional sources of financing to fund our operations until we develop a profitable business. Even with additional funds from The RHL Group, there is no assurance that we will be able to generate sufficient revenue and working capital to fund our operations and create a sustainable going concern. As a result, it is expected that we will continue to incur operating losses for the foreseeable future.

If we fail to obtain additional financing, we will be unable to fund our operations.

We expect that the cash used in our operations will increase for the next several years. As of December 31, 2010, the Company's current liabilities exceeded its current assets by $5.4 million. Furthermore, during the year ended December 31, 2010, the Company incurred losses of $17.9 million, of which $14.4 million was non-cash related. At the current level of borrowing, the Company requires cash of $275,000 per year to service its debt. Furthermore, not including debt service, in order to continue operating its business, the Company uses an average of $278,000 cash per month, or $3.3 million per year. In addition to the above cash burn from operations, the Company will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,214,345 at December 31, 2010), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the note. At this rate of cash burn, over the next twelve months, our existing current assets will sustain our business for approximately five months.

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
  The launch of new products; and
  The buildup of a sales and service delivery organization.

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

MMR has a secured credit facility with The RHL Group, with all outstanding amounts due thereunder being guaranteed by us. On August 18, 2009, we entered into a Waiver Agreement with The RHL Group, pursuant to which The RHL Group waived MMR's continuing payment default under the credit facility until August 31, 2009, which waiver period will continue automatically until The RHL Group notifies MMR otherwise. Should The RHL Group notify us that the waiver period has been terminated and, as of that time, we continue to be in payment default under the credit facility, The RHL Group would have the right to call any outstanding debt immediately due and payable, as well as exercise any other rights it has as a secured creditor under the credit facility and applicable law. As of December 31, 2010, the aggregate principal amount owed under The RHL Group credit facility was approximately $1,214,345.

As of December 31, 2010, we owed an aggregate of approximately $1,254,681 in principal amount to certain of our former employees and creditors, as evidenced by promissory notes issued to the same in connection with the Merger. We are obligated to make 18 monthly payments to such employees and creditors beginning August 2, 2009. We have not yet made any of the payments due and payable to such employees and creditors, and thus they are entitled to exercise such rights as may be available to them under applicable law.

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

We have significant debt service obligations. As of December 31, 2010, the aggregate principal amount owed under all of our outstanding debt was approximately $2.1 million. The level of our indebtedness could have important consequences. For example, it could:

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

We may not be able to continue to maximize our legacy biotechnology assets or protect our proprietary rights, which may hurt our competitive position and future revenues.

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

As a public company, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC, imposes various requirements on public companies, even those that are not listed. In light of the Merger and change in our management and business, our new management and other personnel will need to devote a substantial amount of time to these requirements, but do not have recent experience with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

We face substantial competition.

While we believe that our MyMedicalRecords products occupies a unique niche in the marketplace, other companies offer similar services that compete for subscriber enrollment and healthcare professionals from the same patient and physician population, and could compete more directly with us by developing processes and technology functionally similar to those that form our MyMedicalRecords products. MMRPro competes with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files, as well as Electronic Medical Record systems. MMRPro also competes with EMR systems that offer doctors the opportunity to make their entire office paperless. Most of these competitors are larger, more deeply funded companies. To the extent they have more success in obtaining market share and customer acceptance of their products, it could have a negative effect on our ability to grow our business, which could have a material adverse effect on our results of operations and financial condition.

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

The proper handling of health information, what is included in a patient's medical records is subject to extensive state and federal regulations and legal requirements, and we anticipate incurring significant costs to keep informed of and in compliance with such regulations and requirements. The volume and complexity of the regulations is daunting and many have changed substantially in recent years and all are subject to the uncertainties of interpretation.

We recognize the critical nature of managing an individual's health information requires that our products and advances be implemented with the utmost care to protect the privacy and confidentiality of our customers' data. The Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, requires covered entities to protect the privacy and confidentiality of the protected health information, or PHI, of their patients and customers. Although we are not a covered entity (as that term is defined in HIPAA), we consider it important to take into account the Privacy and Security Standards and other requirements of HIPAA when implementing our products and services and believe that we meet and/or exceed current HIPAA standards.

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as an entity that performs a function, activity, or service on behalf of a covered entity and that requires use or access to the PHI of the covered entity, and vendors of Personal Health Records that use or access PHI, must also comply with the HIPAA's Security Standards and many of HIPAA's Privacy Standards. One of the key obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's PHI.

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

Because of the types of agreements that we enter into with our customers for our products, there is a significant time lag between the date of the agreement or license and product launch and revenue generation, which may be significant.

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

Our executive officers and directors may have interests that are different from, or are in addition to, those of our stockholders generally. These interests include having subordinated debt with a balance of $1,214,345 at December 31, 2010 secured by a security interest in substantially all of our assets, the provision and continuation of indemnification and insurance arrangements for our directors, as well as certain other interests described elsewhere in this prospectus. Notably, our current President, Chairman and Chief Executive Officer, Robert H. Lorsch, may be deemed to beneficially control a total of 25.5% of our voting capital stock, as of December 31, 2010, including shares issuable upon exercise of options and warrants held by Mr. Lorsch and The RHL Group. Because of his high percentage of beneficial ownership, Mr. Lorsch may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

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

Our certificate of incorporation authorizes the issuance of up to 650,000,000 shares of common stock with a $0.001 par value and 5,000,000 preferred shares with a par value of $0.001. As of December 31, 2010, 238,893,492 common shares were issued and outstanding and no shares of preferred stock were issued and outstanding. If we issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of December 31, 2010, we had warrants, options and convertible notes to purchase an aggregate of 88,641,726 shares of our common stock. In addition, the issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to Smaller Reporting Companies.

ITEM 2. PROPERTIES

Currently, as a virtual Internet-based company we have minimal needs for office space to conduct our day-to-day business operations. In the past, we have utilized space at temporary facilities in Los Angeles, California, under a sublease from our current President, Chief Executive Officer and Chairman, Robert H. Lorsch. Our lease for this office space expired in May 2009. On May 1, 2009, the Company entered into a lease agreement to lease additional office space in Beverly Hills, California. The lease was month-to-month and required a monthly payment of $7,667 commencing in June 2009. This lease was terminated in September, 2010. Effective September 1, 2010, the Company entered into a lease agreement to lease the current office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both leases will expire on August 31, 2013.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, our management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on our financial statements.

On April 30, 2010, we filed a petition in the New York Supreme Court against the Lymphoma Research Foundation, or LRF, a California nonprofit corporation, to enforce our rights to certain intellectual property and biotechnology assets acquired as a part of the reverse Merger with Favrille. LRF has claimed ownership of some of these assets, including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. We answered LRF's action and filed counterclaims on July 6, 2010. Since then, LRF filed a motion for summary judgment with the New York Court, seeking a determination that it was the sole owner of the assets, and MMR filed papers in opposition of the motion. On September 21, 2010, the New York Court denied LRF's motion on the ground that the parties had not yet had an opportunity to conduct discovery and that LRF's motion was premature. In November 2010, LRF and MMR settled the litigation over the biotech assets, which gave the Company exclusive control of certain data and tissue samples created during trials of Favrille, Inc.'s FavId™/Specifid™ vaccine.

31

MMRGlobal, Inc. is planning on filing a lawsuit against certain a former officer of pre-Merger Favrille, Inc., and other potential defendants that the Company believes may have committed wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of MMRGlobal. The RHL Group lawsuit was filed against Dan Gold, a former officer and director of Favrille, and other defendants for wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. The RHL Group case is currently pending in San Diego. MMR's board of directors has consented to having the same law firm represent both the RHL Group, Inc. and MMR Global, Inc.

At this time the potential recovery for damages is unknown, however we believe damages could be significant. There is no attorneys' fees provision, so if the lawsuit ends unfavorably, the only damages will be for attorneys' fees incurred by the Company for its representation.

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

	High	Low

2010
January 1, 2010 - March 31, 2010	0.17	0.08
April 1, 2010 - June 30, 2010	0.32	0.13
July 1, 2010 - September 30, 2010	0.16	0.07
October 1, 2010 - December 31, 2010	0.10	0.06

2009
January 1, 2009 - March 31, 2009	0.29	0.06
April 1, 2009 - June 30, 2009	0.30	0.12
July 1, 2009 - September 30, 2009	0.14	0.08
October 1, 2009 - December 31, 2009	0.15	0.07

Holders

As of December 31, 2010, we had approximately 3,111 stockholders, including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, which includes an additional 161 registered stockholders of record of our common stock as a result of the Merger.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c )
Equity compensation plans approved by security holders	19,710,987	$0.13	7,289,013	(1)

Equity compensation plans not approved by security holders	68,930,733	$0.54	-

Total	88,641,720	$0.44	7,289,013

(1) Includes a total of 27 million shares of our common stock reserved for issuance under our 2001 Equity Incentive Plan.

Recent Sales of Unregistered Securities

Since our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010, we have made the following unregistered sales of equity securities:

On October 15, 2010, one related party exercised 164,087 options for common stock in exchange for a reduction in related party payables of $7,548.

On October 21, 2010, we granted a third party consultant 71,429 shares of common stock in exchange for a reduction in accounts payable of $5,000.

On November 1, 2010, we granted a third party consultant 50,000 shares of common stock in exchange for a reduction in accounts payable of $3,750.

On November 17, 2010, we entered into an investment agreement with a third party in which we granted 800,000 shares of common stock valued at $56,000 in exchange for ownership shares worth $100,000.

On November 19, 2010, we granted a third party consultant 42,857 shares of common stock in exchange for a reduction in accounts payable of $3,000.

On December 1, 2010, we granted a third party consultant 50,000 shares of common stock in exchange for a reduction in accounts payable of $3,345.

On December 3, 2010, we granted a related party 310,898 shares of common stock in exchange for a reduction in accounts payable of $24,250.

On December 6, 2010, an investor purchased 471,698 shares of common stock for $43,451 on a convertible note. The investor also purchased 100,000 shares of common stock for $3,300 on warrants attached to the convertible note.

On December 6, 2010, an investor purchased 250,000 shares of common stock for $22,990 on a convertible note. The investor also purchased 53,000 shares of common stock for $1,749 on warrants attached to the convertible note.

On December 20, 2010, we granted a third party consultant 50,000 shares of common stock in exchange for a reduction in accounts payable of $5,000.

On December 21, 2010, we granted a third party consultant 850,000 shares of common stock in exchange for a reduction in accounts payable of $85,000.

On December 22, 2010, we granted a third party consultant 250,000 shares of common stock in exchange for a reduction in accounts payable of $25,000.

On December 28, 2010, we granted a third party consultant 120,000 shares of common stock in exchange for a reduction in accounts payable of $12,000.

On December 29, 2010, we granted a third party consultant 300,000 shares of common stock in exchange for a reduction in accounts payable of $30,000.

On January 2, 2011 we granted a third party consultant 530,300 shares of common stock at a price per share value of $.093, in consideration for services rendered to the company.

On January 3, 2011 we granted a third party consultant 50,000 shares of common stock at a price per share value of $.095, in consideration for services rendered to the company.

On January 3, 2011 we granted a third party consultant 43,365 shares of common stock at a price per share value of $.093, in consideration for interest on convertible note.

On January 3, 2011 we granted a third party consultant 150,000 shares of common stock at a price per share value of $.010, in consideration for services rendered to the company

We have granted all such securities described above in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this annual report on Form 10-K and the description of our business appearing elsewhere herein. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of this annual report on Form 10-K.

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

Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under "Risk Factors" in Item 1A of this annual report on Form 10-K. Our forward-looking statements represent estimates and assumptions only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

Overview

As described in greater depth above, as of the closing date of the Merger on January 27, 2009, we adopted MMR's business of empowering consumers to manage the important records in their life, whether paper-based or digital, and by doing so, to better control and organize their lives overall. In addition, upon the closing of the Merger, MMR became our wholly-owned operating subsidiary and we ceased being a "shell company" as such term is defined in Rule 12b-2 of the Exchange Act.

Since that time, the Company has also entered into the professional document storage and management services business for healthcare professionals, as well as licensing of our pre-Merger Favrille biotech legacy assets. On February 9, 2009, and in connection with the Merger, the Company changed its legal entity name from Favrille, Inc. to MMR Information Systems, Inc. Subsequently, on June 16, 2010, the Company changed its legal entity name to MMRGlobal, Inc., which we believe more accurately reflects the nature of our operations. The following description of our business relates to our current business and operations.

We offer a suite of secure, online products that empower consumers and professionals alike to manage the important records in their life and business, whether paper-based or digital. These online products include the following: (i) MyMedicalRecords, an on-line personal health record (PHR) secure system; (ii) MyESafeDepositBox, an on-line secure document storage system; and (iii) MMRPro, an integrated scanning and web-based document management solution for medical providers. Through our product offerings, we are part of a growing trend in which people are increasingly trusting on-line services as a way for them to store and manage critical, sensitive information such as medical records, financial records and vital documents.

We also continue efforts to maximize the current and future value, if any, of our intellectual property that we acquired from Favrille when the Merger was completed in January 2009. These assets include, but are not limited to the exploitation and licensing of, patents, data and samples from the Company's pre-merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies.

Going Concern

As more fully described in Note 1 to the financial statements appearing elsewhere herein, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included with this annual report on Form 10-K for the year ended December 31, 2010 related to the uncertainty of our ability to continue as a going concern. As of December 31, 2010, current liabilities of $6,637,216 exceeded cash and cash equivalents of $363,689.

As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman, Chief Executive Officer and President) to operate our business. Although we received additional funding from The RHL Group pursuant to the Fourth Amended and Restated Note dated April 29, 2010, we nevertheless still will be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which had a balance of $1,254,681 as of December 31, 2010. As a result of the above, we express uncertainty about our ability to continue as a going concern.

On August 5, 2010, the Company filed a Form S-1 related to the offer and resale of up to 60,000,000 shares of our common stock, by the selling stockholder, Dutchess Opportunity Fund, II, LP, or Dutchess. Dutchess has agreed to purchase all 60,000,000 shares pursuant to the investment agreement dated September 15, 2009, as amended on May 7, 2010, or the Investment Agreement, between Dutchess and the Company. Subject to the terms and conditions of the Investment Agreement, the Company has the right to put up to $10.0 million in shares of our common stock to Dutchess.

Our management intends to continue to utilize our available line of credit with The RHL Group (see Note 4), if necessary to address our uncertainty to continue as a going concern. At December 31, 2010, we had approximately $1,786,000 remaining as available under The RHL Group line of credit. Furthermore, we already began and plan to continue to utilize portions of our $10 million standby equity line facility with Dutchess Opportunity Fund, II, L.P. Additionally, we plan to continue to sell additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base and sell MMRPro products to obtain additional cash flow over the next twelve months. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. For further details regarding our indebtedness with The RHL Group, Inc., see "-Liquidity and Capital Resources-Description of Indebtedness-The RHL Group, Inc.," below.

If we are unable to utilize our available line of credit with The RHL Group, the Dutchess equity line of credit, or obtain suitable alternative debt or equity financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

Description of Indebtedness

The RHL Group, Inc.

For a description of our indebtedness to The RHL Group, please See Note 3- Related Party Note Payable, included above in this Annual Report on Form 10-K

The RHL Group Note payable had a balance of $1,214,345 at December 31, 2010. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2010 are as follows: $1,118,020, which are included in the line of credit, related party payable; and $96,325, which is related to deferred salary and consulting expenses is included in related party payables. We recorded the loan origination fees mentioned in Note 3 as a note discount and we are amortizing them over the Fourth Amended Note maturity period. As of December 31, 2010, the remaining unamortized origination fee was $133,333.

Total interest expense on this note for the years ended December 31, 2010 and 2009 amounted to $170,940 and $127,110 respectively. The unpaid interest balances as of December 31, 2010 and 2009 were $10,262 and $45,155, respectively.

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

On various dates between July 16, 2009 and December 6, 2010, we also entered into forty-three different Note and Warrant Subscription Agreements with twenty-five separate individuals. Pursuant to the terms of each of these note agreements, these individuals purchased convertible notes in an aggregate amount of $4,369,402. Each of the notes carry an annual interest rate of 6%, 8% or 12%, and are convertible at the option of the Purchaser into a number of shares of our common stock equal to a discounted variable weighted average calculated as of the date of subscription. As of December 31, 2010 individuals with Notes totaling $3,419,402 converted their Notes in exchange for a total of 42,162,565 shares of our common stock.

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

Our multiple-deliverable arrangements consist solely of our MMRPro product. Significant deliverables within these arrangements include sophisticated scanning equipment, various licenses to use third party software, a license to use our proprietary MMRPro application software, installation and training, dedicated telephone lines, secure on-line storage and warranties.

We determined all elements to be separate units of accounting as they have standalone value to the customers and/or they are sold by other vendors on a standalone basis. Delivery of the hardware and certain software elements of these arrangements occur at the inception of the agreement. We deliver installation and training at the inception of the agreement. We provide other software licenses, telephone lines and on-line secure storage over the three year term of the agreement. We include warranties in the arrangements, however the third party product manufacturer, and not us, is obligated to fulfill such warranties. The contracts are paid in advance and are not refundable.

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

We recognize the allocated revenue for each deliverable in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, Topic 13: Revenue Recognition. Under this guidance, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. This result in us recognizing revenue for the hardware, certain software and the warranties upon delivery to the customer, for the installation and training upon completion of these services, and ratably over the contract period for the software licenses, telephone lines and on-line secure storage.

Revenue from the licensing of our biotech assets may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. For agreements that provide for milestone payments, such as the Celgene Agreement, we adopted ASC 605-28-25, Revenue Recognition, Milestone Method.

Accounting for Income Taxes and Uncertain Tax Positions

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

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We classify interest and penalties as a component of interest and other expenses. To date, we have not been assessed, nor have we paid, any interest or penalties.

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

Results of Operations

The following table sets forth items in our statements of operations for the periods indicated.

	Twelve Months Ended
	December 31,
	2010	2009

Revenues
Subscriber	$447,459	$397,798
MMR Pro	225,413	-
License Fees-Biotech	250,000	-
License Fees	-	221,451
Other Revenues	50,116	-
Total revenues	972,988	619,249
Cost of revenues	663,372	456,456
Gross profit	309,616	162,793
General and administrative expenses	4,288,652	5,440,545
Sales and marketing expenses	2,677,427	1,402,870
Technology development	322,942	269,270
Loss from operations	(6,979,405)	(6,949,892)
Gain on settlement of payables	-	89,170
Change in valuation of derivative liabilities	(5,862,568)	633,626
Interest and other finance charges, net	(5,058,079)	(4,068,565)
Net loss	(17,900,052)	(10,295,661)
Deemed dividend to preferred shareholders	-	-
Net loss available to common shareholders	$(17,900,052)	$(10,295,661)

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenues. Revenues increased by $353,739, or 57.1%, to $972,988 for the year ended December 31, 2010 from $619,249 for the year ended December 31, 2009 despite the loss of revenue from international license fees for our subscriber products, which were terminated in September 2009. The increase is primarily due to new or increased revenues from subscription, MMRPRo and biotech licensing fees. As a result of terminating international license agreements, we were able to enter into an international Master Agreement with Chartis (as described further elsewhere herein).

Cost of revenue. Our cost of revenue increased to $663,372 for the year ended December 31, 2010 from $456,456 for the year ended December 31, 2009, primarily as a result of significant website redevelopment costs to launch the new ESafe user interface, redesign the MMRPro consumer site, maintenance expenses as well as the hardware component of the MMRPro system. However, the cost of revenue as a percentage of sales decreased by 5.5% from 73.7% in 2009 to 68.2% in 2010. Accordingly, we had a gross margin of 31.8% for year ended December 31, 2010, as compared to 26.3% for the similar period in 2009.

Operating expenses. The following table sets forth the individual components of our operating expenses for the year ended December 31, 2010 and 2009:

	Twelve Months Ended
	December 31,
	2010	2009

General and administrative expenses	$4,288,652	$5,440,545
Sales and marketing expenses	2,677,427	1,402,870
Technology development	322,942	269,270
Total	$7,289,021	$7,112,685

Operating expenses increased 2.5% to $7,289,021 for the year ended December 31, 2010, from $7,112,685 for the year ended December 31, 2009. This was primarily due to the increase in our sales and marketing expenses, offset by substantially lower general and administrative expenses due to the Merger related non-recurring expenses took place in 2009.

General and administrative expenses decreased by $1,151,893 or 21.2% in 2010, compared to the similar period in 2009. The decrease was due to Merger related non-recurring expenses incurred in 2009, offset by a slight increase in legal fees related to our patent registration and financing fees.

Sales and marketing expenses increased by 1,274,557 or 90.9% in 2010 as compared to the similar period 2009 primarily due to the purchasing of advertising media and additional consultants hired in 2010 to support our sales growth, specifically the anticipated growth from MMRPro.

Technology development expenses increased by $53,672 or 19.9% in 2010 as compared to 2009 due primarily to increase in staffing to provide support associated with the launching of our MMRPro product.

Gain on settlement of payables. No gain was recognized during the year ended December 31, 2010, as compared to a gain of $89,170 reported in 2009 in connection with settlement agreements entered into with certain vendors relating to liabilities we assumed in connection with the Merger.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. We recorded a change in valuation of the warrants of $0 and a loss of $88,998 during the year ended December 31, 2010 and 2009, respectively.

Also, in 2009, we had certain non-employee options and warrants outstanding which were accounted for as derivatives as we had inadequate authorized shares to settle 100% of these contracts in the event they were all to be exercised. The event giving rise to this condition was the Merger between Favrille and MyMedicalRecords.com, Inc. on January 27, 2009. On that date, the fair value of the option and warrant contracts subject to this analysis was reclassified from equity to derivative liabilities. The condition was remedied on June 13, 2009 when certain of the option and warrant holders indefinitely waived their rights under those contracts. On that date, the derivative liabilities were reclassified back into equity. On June 13, 2009, these contracts were again valued using the Black-Scholes option valuation model and the difference between the original value at January 27, 2009 of $871,052 and the value at June 13, 2009 of $1,377,033 was recorded as a loss on change in value of derivatives for the year ended December 31, 2009. The loss recorded for this matter was $505,980 for the year ended December 31, 2009. There was no such activity during the year ended December 31, 2010.

We also had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. We remedied this condition on May 5, 2010 when all convertible notes were converted into common stock and warrants granted in connection with the convertible notes were exercised. On May 5, 2010, we again valued these contracts using the Black-Scholes option valuation model and we recorded the difference between the value at December 31, 2009 of $1,534,824 and the value at May 5, 2010 of $7,397,392, as a loss on change in value of derivatives for the year ended December 31, 2010 of $5,862,568. On May 5, 2010, we reclassified the value of the derivative liabilities back into equity.

The change in valuation of derivative amounts impacting our statement of operations for the year ending December 31, 2010 and 2009 was a non- cash expense.

Interest and Other Finance Charges, Net. We had net interest and other financing charges, net of $5,058,079 for the year ended December 31, 2010, an increase of $989,514 from $4,068,565 for the year ended December 31, 2009. The increase was due to non-cash interest expense of $4,873,269 attributed to the conversion feature and warrant issued with the Convertible Promissory Notes and $170,940 attributed to warrant granted to The RHL Group in connection with the Fourth Amended Note. This was offset by a decrease as a result of common stock and warrants issued during 2009 in exchange for the Company to continue to defer payments to their debtors and consultants of $774,217, to The RHL Group for waiving MMR's payment default under the Third Amended Note of $1,131,852 and to Mr. Lorsch in consideration of a personal guaranty given to a vendor for services rendered of $68,069.

Net loss. As a result of the foregoing, we had a net loss of $17,900,052 for the twelve months ended December 31, 2010 compared to a net loss of $10,295,661 for the twelve months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, the Company's current liabilities exceeded its current assets by $5.4 million. Furthermore, during the year ended December 31, 2010, the Company incurred losses of $17.9 million. At the current level of borrowing, the Company requires cash of $275,000 per year to service its debt. Furthermore, not including debt service, in order to continue operating its business, the Company uses an average of $278,000 cash per month, or $3.3 million per year. At this rate of cash burn, over the next twelve months, the Company's existing current assets will sustain the business for approximately five months.

In addition to the above cash burn from operations, the Company will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,214,345 at December 31, 2010), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the note.

To finance its activities, the Company has relied on the issuance of stock and debt to the RHL Group. At December 31, 2010, the Company had a line of credit with the RHL Group in the amount of $3 million. Availability under this line of credit was $1.75 million as of December 31, 2010.

Furthermore, we may utilize portions of our $10 million standby equity line facility with Dutchess Opportunity Fund, II, L.P. as needed. Additionally, during 2010, we issued $ 2,996,402 of convertible debt. We expect to continue offering a limited amount of convertible debt in 2011. The Company also expects sales from its new MMRPro to generate revenue and gross profit that will significantly improve its monthly and annual cash burn from operations.

Cash Flows for the Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Net cash used in operating activities for the year ended December 31, 2010 was $4,212,300, compared to $2,416,980 used in the similar period in 2009. In 2010, we had a net loss of $17,900,052, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, change in valuation of derivative liabilities, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets) of $14,417,041, plus changes in operating assets and liabilities of $729,289. In 2009, cash used in operating activities included net loss of $10,295,661, less similar non-cash adjustments of $4,656,021, less changes in operating assets and liabilities of $3,222,660. Compared to 2009, non-cash adjustments in 2010 were higher due primarily to the change in valuation of derivative liabilities and issuance of common stock and warrants for services and interest. Net operating assets were higher in 2010 due to increase in business activity. In addition, the Company relied heavily on advances from a related party and terms from various vendors to support the operations in 2009 due to increase in business activities and the significant increase in administrative costs due to the Merger.

Net cash used in investing activities total $540,344 in 2010, compared to net cash provided by investing activities of $658,445 in 2009. In 2010, in addition to the normal spending for equipment, patent applications, and MMRPro website development costs, the Company also invested $56,000 in MMX Holdings, LLC as an effort to integrate MMRPro into the MMX dashboard-based financial and operating management tool for ambulatory surgical centers. In 2009, the positive cash from investing activities was related to the $1,050,506 cash acquired from the Merger, net of $392,061 spending in equipment, patent applications, and MMRPro website development costs.

Net cash provided by financing activities totaled $4,628,567 during 2010, compared to $2,170,522 in 2009. Financing activities primarily included proceeds generated from the issuance of common shares and net proceeds from draw downs on our line of credit from the RHL Groups, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our chairman, Chief Executive Officer and President.

As of December 31, 2010, we had cash and cash equivalents of $363,689, compared to $487,766 at December 31, 2009.

Description of Indebtedness

The RHL Group, Inc.

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included in this Annual Report on Form 10-K

The RHL Group Note payable had a balance of $1,214,345 at December 31, 2010. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2010 are as follows: $1,118,020, which are included in the line of credit, related party payable; and $96,325, which is related to deferred salary and consulting expenses is included in related party payables. We recorded the loan origination fees mentioned in Note 3 as a note discount and we are amortizing them over the Fourth Amended Note maturity period. As of December 31, 2010, the remaining unamortized origination fee was $133,333.

Total interest expense on this note for the years ended December 31, 2010 and 2009 amounted to $170,940 and $127,110 respectively. The unpaid interest balances as of December 31, 2010 and 2009 were $10,262 and $45,155, respectively.

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

On various dates between July 16, 2009 and December 6, 2010, we also entered into forty-three different Note and Warrant Subscription Agreements with twenty-five separate individuals. Pursuant to the terms of each of these note agreements, these individuals purchased convertible notes in an aggregate amount of $4,369,402. Each of the notes carry an annual interest rate of 6%, 8% or 12%, and are convertible at the option of the Purchaser into a number of shares of our common stock equal to a discounted variable weighted average calculated as of the date of subscription. As of December 31, 2010 individuals with Notes totaling $3,419,402 converted their Notes in exchange for a total of 42,162,565 shares of our common stock.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 10 to our financial statements appearing elsewhere herein.

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the year ended December 31, 2010 and 2009 was $90,670 and $64,850, respectively. Future minimum lease payments as of December 31, 2010, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2011	$104,316	$11,600
2012	104,316	-
2013	69,544	-
Total minimum lease payments	$278,176	11,600
Less interest portion		(475)
		$11,125

Guarantee provided by The RHL Group

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred stock in 2006, we entered into an agreement to invest $250,000 in a joint venture with this investor to establish an entity to market and sell our services in the countries of Japan, China, Korea, Taiwan and Thailand. We paid $100,000 of this amount which we expensed during the year ended December 31, 2009 as we have terminated our relationship with this investor. To date, we have not formed a joint venture nor have we commenced operations. In September 2007, The RHL Group provided this investor with a guarantee that we would meet our obligations under this agreement in exchange for 300,000 shares of MMR's restricted common stock valued at $39,000 upon issuance. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR's common stock, which became 328,174 shares of our common stock upon the closing of the Merger, valued at approximately $5,000.

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

Litigation Matters

From time to time, we are involved in various legal proceedings generally incidental to our business. While the result of any litigation contains an element of uncertainty, our management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on our financial statements. However, we believe that the following matters, if resolved in our favor, may ultimately be materially beneficial to the Company.

On April 30, 2010, we filed a petition in the New York Supreme Court against the Lymphoma Research Foundation, or LRF, a California nonprofit corporation, to enforce our rights to certain intellectual property and biotechnology assets acquired as a part of the reverse Merger with Favrille. LRF has claimed ownership of some of these assets, including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. We answered LRF's action and filed counterclaims on July 6, 2010. Since then, LRF filed a motion for summary judgment with the New York Court, seeking a determination that it was the sole owner of the assets, and MMR filed papers in opposition of the motion. On September 21, 2010, the New York Court denied LRF's motion on the ground that the parties had not yet had an opportunity to conduct discovery and that LRF's motion was premature. In November 2010, LRF and MMR settled the litigation over the biotech assets, which gave the Company exclusive control of certain data and tissue samples created during trials of Favrille, Inc.'s FavId™/Specifid™ vaccine.

The Company is planning on filing a lawsuit against a certain former officer of pre-Merger Favrille, and other potential defendants that the Company believes may have committed wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of the Company. The RHL Group lawsuit was filed against Dan Gold, a former officer and director of Favrille, and other defendants for wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. The RHL Group case is currently pending in San Diego, California. The Company's board of directors has consented to having the same law firm represent both the RHL Group, Inc. and the Company in this matter.

At this time the potential recovery for damages is unknown, however we believe damages could be significant. There is no attorneys' fees provision, so if the lawsuit ends unfavorably, we will only be liable for for our attorneys' fees incurred by the Company for its representation.

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

Under the Cooperation Agreement, UNIS and the Company will contribute an aggregate of 100 million RMB to the joint venture, based on each party's respective ownership, in the form of intellectual property rights, equipment, brand value, cash and such other consideration as may be agreed upon by the parties. Each party's obligation to contribute to the joint venture is subject to a number of conditions, including obtaining all necessary approvals of and licenses from the Chinese government, as well as the joint venture meeting its budget, goals and objectives at the time contributions are due. Under the Cooperation Agreement, each party's contributions will be made over a period of sixty months.

For a more complete description of the terms of the Cooperation Agreement, please see Exhibit 10.26, filed with our annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010.

On August 10, 2010, the Company entered into a Supplementary Agreement for the purpose of clarifying certain non-material terms of the original Cooperation Agreement mentioned above. A copy of which is filed as an Exhibit to this annual report on form 10-K.

The Company's entry into the Cooperation Agreement described above constitutes the creation of a direct financial obligation.

Related Party Transactions

Our President, Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and owns all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly, and indirectly through The RHL Group, Inc., beneficially owns approximately 28.0% our total outstanding voting stock. The RHL Group, Inc. has loaned money to MMR pursuant to a secured note. See "- Description of Indebtedness-The RHL Group, Inc." above.

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

From August 2008 through May 1, 2009 we occupied space pursuant to a sublease from Robert H. Lorsch, for which we paid $3,000 per month plus utilities. Although the initial lease term expired on April 15, 2009, the lease was renewed on a month-to-month basis to cover the period until we moved into our new office space on May 1, 2009. Starting in May we ceased leasing space from Mr. Lorsch and moved to a commercially-rented building not related to Mr. Lorsch in any way.

During the quarter ended December 31, 2009, a vendor began providing website development services to the Company. This same vendor rents a piece of property from Ms. Reed and pays $3,000 per month.

We incurred $50,000 and $55,868 during the years ended December 31, 2010 and 2009, respectively, towards marketing consulting services from Bernard Stolar, a director. We included $54,359 and $106,388 in related party payables as of December 31, 2010, and 2009, respectively, in connection with these services.

We also incurred $50,000 each year during the years ended December 31, 2010 and 2009, towards marketing consulting services from Hector Barreto, a director. We included in related party payables as of December 31, 2010 and 2009 of $31,075 and $23,500, respectively, in connection to these services. Additionally, on January 21, 2010, we granted to Mr. Barreto 50,000 shares of common stock, valued at $5,500 in consideration for sales and marketing services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. We paid $4,000 during the year ended December 31, 2009 to The Latino Coalition for services. We did not pay any amounts to the Latino Coalition in 2010.

We also incurred $178,552 and $34,133 during the years ended December 31, 2010 and 2009, respectively, for finder's fees and consulting services from George Rebensdorf, a director. We included in related party payables as of December 31, 2010 and 2009 of $40,703 and $56,633, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2010 and 2009, the total expenses relating to this stockholder amounted to $291,027 and $92,475, respectively. In addition, we capitalized $152,335 of software development costs for the year ended December 31, 2010. As of December 31, 2010, and 2009, the total amounts due to the stockholder and included in related party payables amounted to $784,278 and $617,796, respectively.

On January 6, 2010, we entered into a settlement agreement with an MMR-Asia investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRGlobal and MMR products and services. Please refer to the Guarantee provided by The RHL Group section in Note 11, Commitments and Contingencies for further details. As part of this settlement agreement, we granted 1,388,889 shares of common stock to the investor.

We incurred costs of $203,771 and $322,082 during the years ended December 31, 2010 and 2009, respectively, toward consulting services from Audit Prep Services, LLC. Michael T. Psomas, member of Audit Prep Services, LLC, is a stockholder of MMRGlobal. We included in related party payables at December 31, 2010 and 2009, of $47,316 and $64,568, respectively, due to Audit Prep Services, LLC, Additionally, on February 11, 2010, we granted to Mr. Psomas 674,000 shares of common stock, valued at $60,660 in consideration for amounts due to Audit Prep Services, LLC at the time of issuance.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one- time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the year ended December 31, 2010 was $50,000. In addition, we incurred a total of $76,181 during the year ended December 31, 2010, towards business development services from E-Mail Frequency and Mr. Loftus. We did not incur any such expenses during the same periods in 2009. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems and during the second quarter of 2010, Mr. Loftus purchased four MMRPro systems. We recognized revenues of $63,655 for the year ended December 31, 2010 from this sale. We included in related party payables at December 31, 2010, and 2009 of $19,103 and $50,577, respectively, in respect to these services. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock, which is still outstanding as of December 31, 2010.

The RHL Group, Inc. also has a consulting arrangement with MMR. A copy of the consulting agreement is filed as an Exhibit in our current report on Form 8-K filed with the SEC on May 4, 2009 and is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Independent Registered Public Accounting Firm" (Rose, Snyder & Jacobs), the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" appearing on pages F-2 to F-34 of this annual report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2009, the Company appointed Rose, Snyder & Jacobs, or RSJ as the Company's new independent registered public accounting firm. The Company requested, and RSJ provided, a reaudit of the prior year's financial statements in addition to the completing of the 2009 audit of the Company's financial statements. The Company requested such reaudit in order to be able to request from RSJ permission to use such audited financial statements in the Company's future filings with the Commission. The engagement of RSJ was approved by the Audit Committee and subsequently ratified by the Board. During the Company's fiscal years ended December 31, 2007 and December 31, 2008 and through December 18, 2009, the Company did not consult with RSJ regarding any of the matters or events set forth in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

Also on December 22, 2009, the Company dismissed SingerLewak LLP, or Singer as the Company's independent registered public accounting firm. This action was approved by the Audit Committee of the Board and subsequently ratified by the Board.

During the fiscal years ended December 31, 2007, and December 31, 2008, respectively, and in the subsequent interim periods ending September 30, 2009 and December 22, 2009, there were no disagreements between the Company and Singer on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Singer, would have caused Singer to make reference to the subject matter of the disagreement in their reports on the financial statements for such years.

ITEM 9 A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls over Financial reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2010.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the executive officers and directors of the registrant as of December 31, 2010.

Executives Officers and Directors

Our board of directors is divided into three classes, with each class serving a staggered three-year term. Our current directors and corresponding terms are as follows:

Director	Expiration of Term
Douglas H. Helm	2013 Annual Meeting
Jack Zwissig	2013 Annual Meeting
George Rebensdorf	2011 Annual Meeting
Hector V. Barreto, Jr.	2012 Annual Meeting
Bernard Stolar	2012 Annual Meeting
Robert H. Lorsch	2012 Annual Meeting

Immediately after the Merger, Robert H. Lorsch was appointed President and Chief Executive Officer and Naj Allana was appointed Senior Vice President and Chief Financial Officer. On December 17, 2009, Ingrid Safranek was appointed Chief Financial Officer, and Mr. Allana was promoted to Executive Vice President of Technology & Product Development. Mr Allana resigned from all positions with the Company on November 1, 2010. On December 13, 2010 Sunil Singhal was appointed Executive Vice President of Technology & Product Development.

The following table lists the names and ages as of December 31, 2010, and positions of the individuals who serve as our directors and executive officers:

Name	Age	Position
Robert H. Lorsch	60	Chairman of the Board; President and Chief Executive Officer
Hector V. Barreto, Jr.	49	Director, Compensation Committee Chair and Audit Committee

Douglas H. Helm	69	Director, Nomination and Corporate Governance Committee Chair
George Rebensdorf	56	Director, Audit and Nomination and Corporate Governance Committee
Bernard Stolar	64	Director, Audit Committee Chair Compensation Committee
Jack Zwissig	62	Director, Compensation and Nomination and Corporate Governance Committee
Sunil Singhal	55	Executive Vice President of Technology and Product Development
Ingrid Safranek	38	Vice President of Finance and Chief Financial Officer

Robert H. Lorsch, Chairman of the Board; President and Chief Executive Officer. Since 2005, Mr. Lorsch has served as the Chairman, President and Chief Executive Officer of MMR. He is also Chairman and Chief Executive Officer of The RHL Group, Inc., a private equity and business management consulting firm Mr. Lorsch formed in April 1998. In 1994, he co-founded SmarTalk TeleServices, Inc., leading the company through a successful public offering in 1996 and building it into one of the largest providers of prepaid telecommunications products and services. Mr. Lorsch served as its Chairman and Chief Executive Officer until February 1998, following which SmarTalk moved its headquarters from Los Angeles to Dublin, Ohio with different management following its acquisition of ConQuest Telecommunication Services Corp. The combined company's assets subsequently were liquidated and sold to AT&T in March 1999. In 1986, Mr. Lorsch founded the Lorsch Creative Network, a consulting company that developed marketing, advertising and interactive sales promotions campaigns for nationally and internationally recognized clients. In 1998 Lorsch Creative Network became The RHL Group, Inc. In addition, Mr. Lorsch served on the Personal Health Record Steering Committee of the Healthcare Information and Management Systems Society from 2006 to 2007. Mr. Lorsch is a Member of the Board of Trustees of the California Science Center where the Robert H. Lorsch Family Pavilion stands as a gateway to the Science Center. He is also a Member of the Board of Governors, Cedars-Sinai Medical Center; Member of the Board and of the Executive Committee of D.A.R.E. America; and Member of the Board of the Sheriff's Youth Foundation, and has received numerous honors and awards, including D.A.R.E. America's "Future of America Award"; the Muscular Dystrophy Association's "Humanitarian of the Year Award"; and the Starlight Children's Foundation's "Golden Wish Award." Mr. Lorsch was also awarded the Private Sector Initiatives Citation, or C-Flag, from the White House during the Reagan Administration for his commitment to raising millions of dollars for financing state and local earthquake preparedness education. Following the Merger, Mr. Lorsch continues to serve as Chairman of the Board of MMR and acts as its President and Chief Executive Officer.

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

Douglas H. Helm, Director. Mr. Helm is the managing member of Helm Consulting Group LLC, a global consultancy firm. From 2002 to 2009 he was associated with Employers Direct Corporation, Agoura Hills, CA, serving in various capacities including marketing consultant, Vice President and Chief Marketing & Sales Officer of Employers Direct Insurance Company and Chief Operating Officer of its benefit subsidiary, Plenary Insurance Services, until its sale in October 2009. Mr. Helm has over 40 years of experience in insurance and information services and has worked internationally in Russia, China and Europe. Mr. Helm majored in Labor Economics at the University of Washington and received a J.D. from Northwestern School of Law in 1973. Mr. Helm is a member of the Oregon State Bar.

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

Sunil Singhal, Executive Vice President of Technology and Development. Mr. Singhal has over 25 years' experience in the IT products and services industry where he is recognized for strategically implementing innovative technologies. From 2005 until 2010, he was head of North American Sales in the Energy, Resources, and Utilities industry for Tata Consultancy Services (TCS). Prior to that, from 2001 to 2005, he was Co-founder and Chief Operating Officer, North America of Nihilent Technologies, which is the Company's technology partner. Mr. Singhal started his IT services career with Tata Consultancy Services in 1979 and was involved in products and tools development, project management, and business development until 1991. From 1991 to 2001, he held a series of senior technical, business development and executive management positions with entrepreneurial companies. These included International Informatics Solutions (now Xansa) as Technical Director and Member of the Board; IMRglobal Corp. (now CGI, Inc.) as Vice President of Southwest Region and Vice President of Northeast Region; and Hexaware Technologies, Inc. as Senior Vice President for Business Development. Throughout his career, Mr. Singhal has established long-term business relationships with clients in North America, the United Kingdom, Europe, India and Singapore. Mr. Singhal holds a Bachelor's degree in Electronics and Communication Engineering from the University of Roorkee (now IIT, Roorkee) and a Masters degree in Digital Electronics from NUFFIC/PII, Eindhoven in the Netherlands.

In accordance with General Instruction G(3) to Form 10-K, the information relating to the particular experience, qualification, attributes or skills that led the Board of Directors to conclude that each of our directors should sever as a director, as well as the information describing any other public directorships held by our directors, is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

Board Structure

The Board believed that the Chairman and CEO roles should be combined due to our small size and knowledge which Mr. Lorsch brings to the Company. Splitting the position would hinder our ability to more rapidly exploit new opportunities.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of Section 16(a) forms reports furnished to us during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been complied with.

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

Procedures to Recommend Nominees

The Company has a Nominating and Corporate Governance Committee, which operates under a formal charter that is available in the Corporate Governance section under "Investor Relations" on our website at www.mmrglobal.com. We have adopted a formal process by which stockholders may recommend nominees to our board of directors. No material changes to this policy have been made since we provided disclosure regarding this policy in our proxy statement for 2008 annual meeting of stockholders.

Diversity

The Board does not consider diversity in selecting nominees. The Board does not have a policy regarding diversity.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our consolidated financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit team as required by law; reviews and approves or rejects transactions between the company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the company's annual audited consolidated financial statements and quarterly consolidated financial statements with management and the independent auditors, including reviewing our disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Since June 15, 2010, the members of the Audit Committee are Messrs. Barreto, Jr., Stolar and Zwissig. The Audit Committee has adopted a written charter that is available to stockholders from the "Investor Relations" page on our website at www.mmrglobal.com.

Although the Company is traded on the OTC:BB, the Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis. In light of compensation received for consulting services, our Board of Directors has determined that the current members of our Audit Committee are not independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). Further, our Board of Directors has determined that, notwithstanding the experience and education of our Audit Committee members, we do not have an "audit committee financial expert," as defined in applicable SEC rules. Given the size of our company and the familiarity of the Audit Committee members with our company, we believe it is not necessary to have such an expert at this time.

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

The Audit Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2010 with management. The Audit Committee has discussed with the independent registered public accountants the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board, or PCAOB in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from the independent registered public accountants required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as adopted by the PCAOB in Rule 3600T and has discussed with the independent registered public accountants the independent registered public accountant's independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Mr. Hector V. Barreto, Jr.
Mr. Jack Zwissig
Mr. Bernard Stolar

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth certain information with respect to the compensation paid to our non-employee directors for the following fiscal years:

		Fees	Option		Stock		Other
Name	Year	Earned (1)	Grant (2)		Grant (2)		Compensation (3)	Totals
Hector V. Barretto Jr.	2010	$ 23,500	$ 380,736	(4)			$ 50,001	$ 454,237
	2009	$ 26,000	$ 151,188		$ 96,490		$ 50,000	$ 323,678

David Boyden (*)	2010	$ 12,000	$ 23,796	(5)				$ 35,796
	2009	$ 17,500	$ 27,608					$ 45,108

Douglas Helm	2010	$ 21,500	$ 95,184	(6)			$ 7,400	$ 124,084
	2009	$ 21,500	$ 31,059					$ 52,559

George Rebensdorf	2010	$ 19,000	$ 395,086	(7)			$ 178,552	$ 592,638
	2009	$ 22,500	$ 243,007		$ 120,000		$ 34,133	$ 419,640

Bernard Stolar	2010	$ 25,000	$ 380,736	(8)			$ 50,000	$ 455,736
	2009	$ 18,000	$ 156,019				$ 55,868	$ 229,887

Jack Zwissig	2010	$ 18,500	$ 190,368	(9)	$ 16,900	(10)	$ 17,719	$ 243,487
	2009	$ 18,000	$ 149,117		$ 55,000			$ 222,117

1.

Amounts represented director fees earned for the respective years 2010 and 2009. Unpaid balances are reflected as a component of related party payables in the consolidated balance sheet as of December 31, 2010.

2.

Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

3.	Other compensation represents additional fees earned by each respective director for consulting services performed.
4.

Mr. Barretto was granted 4,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The grant date fair value of these options amounted to $380,736.

5.

Mr. Boyden was granted 250,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The grant date fair value of these options amounted to $23,796.

6.

Mr. Helm was granted 1,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The grant date fair value of these options amounted to $95,184.

7.

Mr. Rebensdorf was granted 4,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share, and 100,000 stock options on July 22, 2010 with an exercise price of $0.22. The aggregate grant date fair value of these options amounted to $395,086.

8.

Mr. Stolar was granted 4,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The aggregate grant date fair value of these options amounted to $380,736.

9.

Mr. Zwissig was granted 2,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The aggregate grant date fair value of these options amounted to $190,369.

10.

During the year ended December 31, 2010, Mr. Zwissig was granted an aggregate total of 140,249 shares of restricted common stock as payment for services, which had an aggregate total grant date fair value of $16,900.

(*)	Mr. Boyden resigned from the Board on October 4, 2010.

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

Our full Board met on January 21, 2010 and with due consideration, the Board agreed to grant the directors the following option grants: (1) 4,000,000 stock options vest in 3 equal annual installments with on third of the options vesting on the first anniversary of the grant date and shall continue to be vested annually until fully vested and have an exercise price equal to the closing price of the Company's Common Stock on the day of the grant. These options were granted to Mr. Lorsch, Mr. Barreto, Mr. Rebensdorf, and Mr. Stolar. (2) 2,000,000 stock options vest in 3 equal annual installments with on third of the options vesting on the first anniversary of the grant date and shall continue to be vested annually until fully vested and have an exercise price equal to the closing price of the Company's Common Stock on the day of the grant. These options were granted to Mr. Zwissig. (3) 1,000,000 stock options vest in 3 equal annual installments with on third of the options vesting on the first anniversary of the grant date and shall continue to be vested annually until fully vested and have an exercise price equal to the closing price of the Company's Common Stock on the day of the grant. These options were granted to Mr. Helm. The aforementioned grants are also disclosed in the table above.

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned by each "named executive officer" of MMR for the past two fiscal years, determined on the basis of rules adopted by the SEC relating to "smaller reporting companies."

						All
			Stock	Option		Other
Name	Year	Salary	Award (1)	Award (1)		Compensation		Totals
Robert Lorsch	2010	$ 180,000	$ -	$ 380,736	(2)	$ 128,478	(3)	$ 689,214
President and	2009	$ 175,000	$ 387,372	$ 1,978,330		$ 36,000		$ 2,576,702
Chief Executive Officer
Ingrid Safranek	2010	$ 111,860	$ -	$ 245,056	(4)	$ -		$ 356,916
Vice President, Chief	2009	$ 3,000	$ -	$ -		$ -		$ 3,000
Financial Officer & Secretary
Sunil Singhal	2010	$ 8,864	$ -	$ 76,723	(5)	$ -		$ 85,587
EVP of Technology	2009	$ -	$ -	$ -		$ -		$ -
and Product Development
Naj Allana (*)	2010	$ 33,577	$ -	$ 54,514	(6)	$ 72,549		$ 160,640
Former EVP of Technology	2009	$ 122,078	$ 84,842	$ -		$ 54,372		$ 261,292
and Product Development
Rich Teich (*)	2010	$ 99,860	$ -	$ 223,434	(7)	$ 52,931		$ 376,225
Former EVP of Technology	2009	$ 105,750	$ 49,200	$ -		$ 22,900		$ 177,850
and Product Development

1.

Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

2.

Mr. Lorsch was granted 4,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The grant date fair value of these options amounted to $380,736.

3.

During the year ended December 31, 201, other compensation includes $36,000 of auto allowance. Also during 2010, Mr. Lorsch was paid $77,166 as a finder's fee for investors on MMR Global's convertible notes and the Company paid $15,312 on behalf of Mr. Lorsch for a life insurance policy under which MMR is 50% beneficiary.

4.

Ms. Safranek was granted 600,000 stock options to purchase shares of our common stock on January 21, 2010 with an exercise price of $0.125 per share, and 1,000,000 stock options on June 15, 2010 with an exercise price of $0.18 per share. The aggregate grant date fair value of these options amounted to $245,056.

5.	Mr. Singhal was granted 1,000,000 stock options on December 31, 2010 with an+B25 exercise price of $0.10 per share. The grant date fair value of these options amounted to $76,723.
6.

Mr. Allana was granted 458,145 stock options on January 21, 2010 with an exercise price of $0.125 per share. The grant date fair value of these options amounted to $54,514. In addition, Mr. Allana was compensated $72,549 for consulting work during 2010. The unexercised options will be forfeited unless exercised within 90 days from the resignation day.

7.

Mr. Teich was granted 418,285 stock options to purchase shares of our common stock on January 21, 2010 with an exercise price of $0.125 per share, and 1,000,000 stock options on June 15, 2010 with an exercise price of $0.18 per share. The aggregate grant date fair value of these options amounted to $223,434. In addition to his payroll, Mr Teich received $52,931 in compensation for work as a consultant before he was hired as the EVP of Technology and Product Development. The unexercised options will be forfeited unless exercised within 90 days from the resignation day.

(*)	Mr. Allana has resigned effective November 1, 2010 and Mr. Teich has resigned effective December 6, 2010 and they are no longer with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by our named executive officers as of December 31, 2010.

Option/Warrant Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option (#)	Option/Warrant Exercise Price ($)	Option / Warrant Expiration Date
Robert Lorsch	8,700,000	4,000,000	$0.10 - $0.125	1/27/2014 &
President and				1/27/2020
Chief Executive Officer
Ingrid Safranek	550,000	1,050,000	$0.125 - $0.18	1/21/2015 &
Vice President, Chief				6/15/2020
Financial Officer & Secretary
Sunil Singhal	-	2,000,000	$0.10	10/1/2015 &
EVP of Technology				12/13/2020
and Product Development

Employment Agreements

We entered into an employment agreement with our Chairman, President and Chief Executive Officer, Robert H. Lorsch, with an initial term ending on December 31, 2011, subject to successive automatic extension unless we or Mr. Lorsch elect not to extend. Under the terms of his agreement, Mr. Lorsch shall serve as both our President and Chief Executive Officer and President and Chief Executive Officer of our wholly-owned subsidiary, MMR. The agreement provides for a base salary of $15,000 per month, subject to an upward increase and with an annual bonus and stock option grants in such amounts, if any, as the Board of Directors may determine in its sole discretion. Mr. Lorsch receives a monthly auto allowance, reimbursement of certain life insurance proceeds, and reimbursement for certain other insurance coverage, and is entitled to participate in benefits generally made to our senior executives.

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

We also had an employment agreement with our former Chief Financial Officer and Senior Vice President and former Executive Vice President of Technology and Product Development, Naj Allana.

Mr. Allana's employment agreement was effective until February 15, 2010 and was terminated on November 1, 2010 after Mr. Allana's resignation.

On January 26, 2010, we entered into an employment agreement with Ingrid Safranek as our Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement which was effective until June 15, 2010, was renewed until June 15, 2011. On December 10, 2010, the Board approved Ms. Safranek's employment agreement to be amended to extend the term for an additional two years commencing on January 1, 2011.

The current term of Ms. Safranek's employment agreement is effective until January 1, 2013 and will automatically renew for successive 12 month periods unless terminated at least 60 days prior to the end of the term. The employment agreement may be terminated by the Company without cause (as defined in the agreement) upon 30 days written notice or for cause if Ms. Safranek fails to cure the acts or omissions constituting cause within 30 days. If Ms. Safranek's employment is terminated by the Company for cause or voluntarily by Ms. Safranek without good reason, she will not be entitled to receive any severance payments or benefits under the employment agreement. If Ms. Safranek's employment is terminated by the Company without cause or voluntarily by Ms. Safranek for good reason, Ms. Safranek will be entitled to one year of salary at her then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Ms. Safranek.

On December 13, 2010, we entered into an employment agreement with Sunil Singhal as our Executive Vice President of Technology and Development. Under the employment agreement, Mr. Singhal received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

The current term of Mr. Singhal's employment agreement is effective until December 13, 2012 and will automatically renew for successive 12 month periods unless terminated at least 60 days prior to the end of the term. The employment agreement may be terminated by the Company without cause (as defined in the agreement) upon 30 days written notice or for cause if Mr. Singhal fails to cure the acts or omissions constituting cause within 30 days. If Mr. Singhal's employment is terminated by the Company for cause or voluntarily by Mr. Singhal without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Singhal's employment is terminated by the Company without cause or voluntarily by Mr. Singhal for good reason, Mr. Singhal will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Singhal.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of December 31, 2010, by:

  each of our current directors;
  each of our current executive officers named in the Summary Compensation Table; and
  all of our current directors and executive officers as a group.

In addition, we are presenting a sub-table of each Stockholder (persons or entities) that owns more than 5% ("5% Stockholders") of the outstanding shares of common stock.

	Number of Shares of Common
Name and Address of Beneficial Owner(1)	Stock Beneficially Owned (2)	Percentage
Directors and Named Executive Officers
Robert H. Lorsch (3)	61,716,041	25.5%
Jack Zwissig (4)	3,758,139	1.6%
Hector Barreto (5)	4,139,432	1.7%
Doug Helm (6)	1,701,031	*
George Rebensdorf (7)	4,798,074	2.0%
Bernie Stolar (8)	3,806,277	1.6%
Naj Allana (9)	3,237,217	1.3%
Ingrid Safranek (10)	1,374,315	*
Sunil Singhal (11)	1,000,000	*
Rich Teich (12)	2,466,216	1.0%
All Executive Officers and Directors as a group	87,996,742	36.3%
(9 Persons) (13)

5% Stockholders
RHL Group (14)	45,783,954	18.9%
Robert H. Lorsch (15)	15,932,087	6.6%
David Loftus (16)	23,921,569	9.9%
Sherry Hackett (17)	13,727,778	6.3%

(1)	The business address of each director and executive officer listed is c/o MMRGlobal, Inc., 4401 Wilshire Blvd., Suite 200, Los Angeles, CA 90010.
(2)

This table is based upon information supplied by officers, directors, principal stockholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 242,294,780 shares of common stock outstanding as of March 1, 2011. Shares of common stock subject to options, warrants and convertible notes exercisable or convertible within 60 ddays after December 31, 2010, are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)

Consists of (i) 15,932,087 shares of common stock held directly by Mr. Lorsch and 45,783,954 shares of common stock held directly by The RHL Group, which is wholly owned and controlled by Mr. Lorsch, (ii) a fully vested warrant held by The RHL Group, to purchase 12,054,062 shares of common stock, and (iii) stock options held by Mr. Lorsch to purchase 10,033,333 shares of common stock that are vested and exercisable within 60 days after December 31, 2010.

(4)	Includes 2,093,630 shares subject to options exercisable within 60 days after December 31, 2010.
(5)	Includes 2,138,519 shares subject to options exercisable within 60 days after December 31, 2010.
(6)	Includes 532,906 shares subject to options exercisable within 60 days after December 31, 2010.
(7)	Includes 2,696,267 shares subject to options exercisable within 60 days after December 31, 2010.
(8)	Includes 2,065,820 shares subject to options exercisable within 60 days after December 31, 2010.
(9)	Includes 266,728 shares subject to options exercisable within 60 days after December 31, 2010.
(10)	Includes 849,315 shares subject to options exercisable within 60 days after December 31, 2010.
(11)	Includes a fully vested warrant to purchase 1,000,000 shares of common stocks within 60 days after December 31, 2010.
(12)	Includes 743,524 shares subject to options exercisable within 60 days after December 31, 2010.
(13)	Includes 34,474,104 shares subject to options and varrants exercisable within 60 days after December 31, 2010.
(14)	Includes a fully vested warrant to purchase 12,054,062 shares of common stocks within 60 days after December 31, 2010.
(15)	Includes 10,033,333 shares subject to options exercisable within 60 days after December 31, 2010.
(16)	Includes a fully vested warrant to purchase 1,650,000 shares of common stocks within 60 days after December 31, 2010.
(17)	Includes a fully vested warrant to purchase 1,650,000 shares of common stocks within 60 days after December 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Current Related-Person Transactions

Other than compensation agreements and other arrangements with our executive officers and directors and the transactions described below, during our last two fiscal years, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources- Description of Indebtedness" elsewhere herein for a description of certain of our debt financing transactions with The RHL Group. Our Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, and owns all of the capital stock of The RHL Group.

As disclosed above, we have also entered into a consulting agreement with The RHL Group, that provides for a monthly fee of $25,000 plus reimbursement of expenses including medical insurance.

From August 2008 until May 2009, we occupied space pursuant to a sublease from Robert H. Lorsch, for which we paid $3,000 per month plus utilities. The original term of the lease expired on April 15, 2009, and was renewed on a month-to-month basis until May 31, 2009 when we moved to our new offices in Beverly Hills. Since May 2009, we no longer lease any space from the RHL Group or Mr. Lorsch.

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

We incurred $50,000 and $55,868 during the years ended December 31, 2010 and 2009, respectively, towards marketing consulting services from Bernard Stolar, a director. We included $54,359 and $106,388 in related party payables as of December 31, 2010, and 2009, respectively, in connection with these services.

We also incurred $50,000 each year during the years ended December 31, 2010 and 2009, towards marketing consulting services from Hector Barreto, a director. We included in related party payables as of December 31, 2010 and 2009 of $31,075 and $23,500, respectively, in connection to these services. Additionally, on January 21, 2010, we granted to Mr. Barreto 50,000 shares of common stock, valued at $5,500 in consideration for sales and marketing services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. We paid $4,000 during the year ended December 31, 2009 to The Latino Coalition for services. We did not pay any amounts to the Latino Coalition in 2010.

We also incurred $178,552 and $34,133 during the years ended December 31, 2010 and 2009, respectively, for finder's fees and consulting services from George Rebensdorf, a director. We included in related party payables as of December 31, 2010 and 2009 of $40,703 and $56,633, respectively, in connection with these services.

We incurred $50,000 and $55,868 during the years ended December 31, 2010 and 2009, respectively, towards marketing consulting services from Bernard Stolar, a director. We included in related party payables at December 31, 20010, and 2009 of $54,359 and $106,388, respectively, with respect to these services.

We also incurred $50,000 each year during the years ended December 31, 2010 and 2009, towards marketing consulting services from Hector Barreto, a director. We included in related party payables at December 31, 2010 and 2009 of $31,075 and $23,500, respectively, with respect to these services. Additionally, on January 21, 2010, we granted to Mr. Barreto 50,000 shares of common stock, valued at $5,500 in consideration for sales and marketing services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. We paid $4,000 during the year ended December 31, 2009 to The Latino Coalition for services. We did not pay any amounts to the Latino Coalition in 2010.

We also incurred $178,552 and $34,133 during the years ended December 31, 2010 and 2009, respectively, towards finder's fees and consulting services from George Rebensdorf, a director. We included in related party payables at December 31, 2010 and 2009 of $40,703 and $56,633, respectively, with respect to these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2010 and 2009, the total expenses relating to this stockholder amounted to $291,027 and $92,475, respectively. In addition, we capitalized $152,335 of software development costs for the year ended December 31, 2010. As of December 31, 2010, and 2009, the total amounts due to the stockholder and included in related party payables amounted to $784,278 and $617,796, respectively.

On January 6, 2010, we entered into a settlement agreement with an MMR-Asia investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRGlobal and MMR products and services. Please refer to the Guarantee provided by The RHL Group section in Note 11, Commitments and Contingencies for further details. As part of this settlement agreement, we granted 1,388,889 shares of common stock to the investor.

We incurred costs of $203,771 and $322,082 during the years ended December 31, 2010 and 2009, respectively, toward consulting services from Audit Prep Services, LLC. Michael T. Psomas, member of Audit Prep Services, LLC, is a stockholder of MMRGlobal. we included in related party payables at December 31, 2010 and 2009, of $47,316 and $64,568, respectively, due to Audit Prep Services, LLC, Additionally, on February 11, 2010, we granted to Mr. Psomas 674,000 shares of common stock, valued at $60,660 in consideration for amounts due to Audit Prep Services, LLC at the time of issuance.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the year ended December 31, 2010 was $50,000. In addition, we incurred a total of $76,181 during the year ended December 31, 2010, towards business development services from E-Mail Frequency and Mr. Loftus. We did not incur any such expenses during the same periods in 2009. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems and during the second quarter of 2010, Mr. Loftus purchased four MMRPro systems. We recognized revenues of $63,655 for the year ended December 31, 2010 from this sale. We included in related party payables at December 31, 2010, and 2009 of $19,103 and $50,577, respectively, in respect to these services. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock, which is still outstanding as of December 31, 2010.

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

Creditor Plan Warrants

Pursuant to the terms and conditions of the Creditor Plan, on January 27, 2009, we issued warrants to acquire 9,999,992 shares of our common stock at an exercise price of $0.12 per share, which expire on January 26, 2014 to certain of our former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. This includes warrants to acquire an aggregate 4,222,834 shares of our common stock at an exercise price of $0.12 per share, which expire on January 26, 2014 to John Longenecker, Ph.D., Tamara Seymour, and Dan Gold our former Chief Executive Officer, former Chief Financial Officer and formed Chief Scientific Officer, respectively.

Director Independence

Although our common stock is no longer listed on the NASDAQ Global Market, our Board of Directors determined that each of the following directors would be deemed "independent" under NASDAQ Stock Market LLC rules: Messrs. Barreto, Boyden, Helm, Rebensdorf, Stolar and Zwissig. These persons represent a majority of our Board of Directors. Mr. Lorsch, the Chairman of our Board and our President and Chief Executive Officer would not be deemed independent. Messrs.' Stolar, Barreto and Rebensdorf are members of our Compensation Committee and Mr. Barreto is the Chairman. Messrs. Helm, Zwissig and Rebensdorf are members of our Nominating and Corporate Governance Committee and Mr. Helm is the Chairman. Messrs. Stolar, Barreto and Rebensdorf are members of our Audit Committee but would not be deemed to be independent under the more stringent independence requirements for Audit Committee members set forth in NASDAQ Listing Rule 5605(2). Mr. Stolar is Chairman of the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 by Rose, Snyder & Jacobs, and SingerLewak LLP, respectively. As previously disclosed, on December 22, 2009, our Audit Committee elected to dismiss SingerLewak LLP and engage Rose, Snyder & Jacobs as our independent registered public accounting firm. Rose, Snyder & Jacobs performed the audit of our financial statements for the years ended December 31, 2010 and 2009 included elsewhere herein, and had no billings during the year ended December 31, 2009. All fees described below were approved by the Audit Committee pursuant to our pre-approval policy discussed below.

	Fiscal Year Ended (in thousands)
	2010	2009
Audit Fees:
Audit of Financial Statements	$131	$198
Quarterly Reviews	31	231
SEC Filings, includes review of 8-K filings,
comfort letters, consents and comment letters	-	97
Total Fees	$162	$526

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof and incorporating by reference pages F-1 through F-34 hereto.

(2) Financial Statement Schedules.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements and notes thereto.

(3) Exhibits.

The Exhibits to be filed herewith or incorporated herein by reference are set forth in the Exhibit Index immediately following the signatures hereto:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 31st day of March 2011.

MMRGLOBAL, INC.

By: /s/ Robert H. Lorsch Name: Robert H. Lorsch

Title: Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Lorsch and Ingrid G. Safranek, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Lorsch Robert H. Lorsch	Chairman, President and Chief Executive Officer	March 31, 2011
/s/ Ingrid G. Safranek Ingrid G. Safranek	Chief Financial Officer (principal financial and accounting officer)	March 31, 2011
/s/ Hector Barreto, Jr.	Director	March 31, 2011
Hector V. Barreto, Jr.
/s/ Douglas H. Helm	Director	March 31, 2011
Douglas H. Helm
/s/ George Rebensdorf	Director	March 31, 2011
George Rebensdorf
/s/ Bernard Stolar	Director	March 31, 2011
Bernard Stolar
/s/ Jack Zwissig	Director	March 31, 2011
Jack Zwissig

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

+ Agreement and Plan of Merger and Reorganization, dated as of November 8, 2008, by and among Favrille, Inc., Montana Merger Sub, Inc. and mymedicalrecords.com, Inc. (incorporated by reference to Exhibit 2.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

2.2

Form of Voting Agreement, dated as of November 8, 2008, by and among Favrille, Inc. and certain stockholders of mymedicalrecords.com, Inc. (incorporated by reference to Exhibit 2.2 of the registrant's current report on Form 8-K filed on November 13, 2008)

3.1

Amended and Restated Certificate of Incorporation, as amended by a Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed on February 2, 2009)

3.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8- K filed on February 2, 2009)

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as amended, dated as of July 10, 2009 (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on July 13, 2009)

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as amended, dated as of June 15, 2010 (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed on June 18, 2010)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on October 9, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant's registration statement on Form S-1 (File No. 333-114299) filed on May 11, 2004)

4.2

Amended and Restated Investor Rights Agreement dated March 26, 2004, by and among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.3

Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.4

Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.4 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.5

Form of Warrant issued pursuant to the Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.5 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.6

Securities Purchase Agreement dated February 12, 2007, by and among registrant and certain investors (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on February 13, 2007)

4.7

Warrant to purchase 250,000 shares of common stock dated December 19, 2006 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.8

Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.2 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.9

Amendment No. 1 to Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited dated August 10, 2007 (incorporated by reference to Exhibit 4.11 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2007)

4.10

Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.6 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.11

Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to Oxford Finance Corporation (incorporated by reference to Exhibit 4.7 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.12	Form of Warrant issued to investors in November 2007 registered direct offering (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on November 5, 2007)

4.13

Placement Agent Agreement dated November 2, 2007, by and between registrant and Lazard Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the registrant's current report on Form 8-K filed on November 5, 2007)

4.14

Warrant to purchase 10,000 shares of common stock dated April 8, 2008 issued to Porter Novelli Life Sciences, LLC (incorporated by reference to Exhibit 4.13 of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2

4.15

Form of Warrant issued pursuant to the Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent (incorporated by reference to Exhibit 4.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.1

** Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

10.2	2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4A of the registrant's annual report on Form 10-K for the year ended December 31, 2006)

10.3

** Form of Stock Option Agreement to the 2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.4

** 2005 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference to Exhibit 10.4 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.5

Creditor Plan dated as of November 8, 2008, by and among the registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

10.6	Security Agreement dated July 31, 2007, by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.6 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.7

Second Amended and Restated Secured Promissory Note dated August 1, 2008, by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.7 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.8

Allonge to RHL Group Promissory Note and Security Agreement dated January 27, 2009, by and between mymedicalrecords.com, Inc. and The RHL Group, Inc. (incorporated by reference to Exhibit 10.8 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.9	Form of Indemnity Agreement for the registrant's directors and executive officers (incorporated by reference to Exhibit 10.9 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.10

** Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Robert H. Lorsch (incorporated by reference to Exhibit 10.10 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.11

** Form of Employment Agreement dated as of January 27, 2009, by and among the registrant, MMR and Naj Allana (incorporated by reference to Exhibit10.11 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.12

Amended and Restated Consulting Agreement dated as of January 27, 2009, by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.12 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.13

Marketing and Strategic Planning Agreement dated August 24, 2006, by and between MMR and Hector V. Barreto, Jr. (incorporated by reference to Exhibit 10.13 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.14

Marketing and Strategic Planning Agreement dated November 23, 2005, by and between MMR and Bernard Stolar (incorporated by reference to Exhibit 10.14 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.15

Letter Agreement dated December 28, 2007, by and between MMR and The Rebensdorf Group, Inc. (incorporated by reference to Exhibit 10.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.16

Letter Agreement dated as of December 30, 2008, by and between MMR and Richard Teich (incorporated by reference to Exhibit 10.16 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.17

Third Amended and Restated Secured Promissory Note dated April 29, 2009, by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.18

Secured Credit Restructuring Agreement dated April 29, 2009, by and between the registrant, MMR, The RHL Group, Inc. and Robert H. Lorsch (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.19	Guaranty dated April 29, 2009, made by the registrant in favor of The RHL Group, Inc. (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.20

Addendum dated May 21, 2009, to the Letter Agreement with The Rebensdorf Group, Inc. dated December 27, 2007 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 27, 2009)

10.21

** Stock Option Agreement dated August 6, 2009, by and between MMRGlobal, Inc. and Robert H. Lorsch (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.22

Waiver Agreement, dated August 18, 2009, by and among MMRGlobal, Inc., MyMedicalRecords, Inc., and The RHL Group, Inc. (incorporated by reference to Exhibit 10.2 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.23

** Warrant dated August 18, 2009, issued by MMRGlobal, Inc. in favor of Robert H. Lorsch (incorporated by reference to Exhibit 10.3 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.24

Warrant dated August 18, 2009, issued by MMRGlobal, Inc. in favor of The RHL Group, Inc. (incorporated by reference to Exhibit 10.4 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.25

+ Licensing and Sales Commission Agreement dated September 16, 2009, by and among MMRGlobal, Inc., E-Mail Frequency, LLC and David T. Loftus (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on November 16, 2009)

10.26	+* Cooperation Agreement dated January 4, 2010, by and among MMR Information Systems and Unis-TongHe Technology (Zhengzhou) Co., Ltd.

10.27

+* Letter agreement dated January 4, 2010, with regard to the UNIS-TongHe Medical Technology Service Group (Henan) Co., Ltd. Cooperation Agreement, by and among MMR Information Systems and Unis-TongHe Technology (Zhengzhou) Co., Ltd.

10.28	+* Master Services Agreement dated March 22, 2010, by and between MMR Information Systems and Chartis International LLC.

10.29	* ** Employment Agreement dated as of January 26, 2010, by and between MMR Information Systems and Ingrid Safranek

10.30	* ** Amendment No. 1 dated March 5, 2010, to that certain Stock Option Agreement, dated August 6, 2009, by and between MMRGlobal, Inc., and Robert H. Lorsch

10.31	+* Amended agreement dated June 18, 2010, with Dutchess Opportunity Fund of Boston to provide a $10 million standby equity line facility.

10.32	* Non-Exclusive License Agreement dated December 21, 2010, by and between MMRGlobal, Inc. and Celgene Corporation

10.33	* ** Employment Agreement dated as of December 13, 2010, by and between the Company and Sunil K. Singhal

10.34	* ** Employment Agreement dated as of December 15, 2010, by and between the Company and Ingrid Safranek

16.1	Letter re: Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 of the registrant's current report on Form 8-K/A filed on January 5, 2010)

21.1	Schedule of Subsidiaries (incorporated by reference to Exhibit 21.1 of the registrant's current report on Form 8-K filed on February 2, 2009)

23.1	* Consent of Rose, Snyder & Jacobs, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature pages hereof)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+	The Company has requested confidential treatment with respect to portions of this exhibit.
*	Filed herewith.
**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MMRGlobal, Inc.

We have audited the accompanying consolidated balance sheets of MMRGlobal, Inc. (a Delaware corporation) and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMRGlobal, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended December 31, 2010 and 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Rose, Snyder & Jacobs

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

March 29, 2011

MMRGLOBAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$363,689	$487,766
Accounts receivable, less allowances of $19,200 in 2010 and $0 in 2009	436,740	29,402
Inventory	84,261	-
Prepaid expenses and other current assets	370,483	612,137
Total current assets	1,255,173	1,129,305

Long-term investments
Investment in equity securities, at cost	56,000	-
Total long-term investments	56,000	-

Property and equipment, net	42,931	36,737
Deposits	3,870	7,665
Intangible assets, net	870,433	450,457
Total assets	$2,228,407	$1,624,164

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$984,842	$940,620
Related party payables	1,254,681	1,537,605
Compensation payable	11,979	10,943
Severance liability	620,613	620,613
Accounts payable and accrued expenses	2,610,521	2,979,222
Deferred revenue	123,228	-
Warrant liability	88,997	88,998
Derivative liability	-	1,534,824
Conversion feature liability	-	91,828
Convertible notes payable, net of discounts	605,887	166,937
Notes payable, current portion	325,343	325,343
Capital leases payable, current portion	11,125	10,302
Total current liabilities	6,637,216	8,307,235

Notes payable, less current portion	-	125,000
Capital leases payable, less current portion	-	8,484
Total liabilities	6,637,216	8,440,719

Commitments and contingencies (See Note 7)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 238,893,492 and 173,689,343 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	238,889	173,689
Additional paid-in capital	34,700,650	14,458,052
Accumulated deficit	(39,348,348)	(21,448,296)
Total stockholders' deficit	(4,408,809)	(6,816,555)
Total liabilities and stockholders' deficit	$2,228,407	$1,624,164

The accompanying notes are an integral part of these financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2010	2009

Revenues
Subscriber	$447,459	$397,798
MMR Pro	225,413	-
License Fees-Biotech	250,000	-
License Fees	-	221,451
Other Revenues	50,116	-
Total revenues	972,988	619,249
Cost of revenues	663,372	456,456
Gross profit	309,616	162,793
General and administrative expenses	4,288,652	5,440,545
Sales and marketing expenses	2,677,427	1,402,870
Technology development	322,942	269,270
Loss from operations	(6,979,405)	(6,949,892)
Gain on settlement of payables	-	89,170
Change in valuation of derivative liabilities	(5,862,568)	633,626
Interest and other finance charges, net	(5,058,079)	(4,068,565)
Net loss	(17,900,052)	(10,295,661)
Deemed dividend to preferred shareholders	-	-
Net loss available to common shareholders	$(17,900,052)	$(10,295,661)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.08)	$(0.08)

Weighted average common shares outstanding:
Basic and Diluted	214,265,303	132,311,386

The accompanying notes are an integral part of these financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2008, as restated in terms of Favrille, Inc.	-	$-	80,629,266	$80,629	(1,145,324)	$(16,860)	$8,300,460	$(11,152,635)	$(2,788,406)

Reverse Merger with Favrille, Inc.	-	-	41,254,550	41,255	-	-	441,346	-	482,601
Shares issued to RHL Group for extension of guarantee	-	-	328,174	328	-	-	4,672	-	5,000
Stock options exercised by RHL Group as a reduction of line of credit	-	-	2,461,298	2,461	-	-	110,759	-	113,220
Shares and warrants issued to Robert Lorsch and RHL Group	-	-	2,941,321	2,941	-	-	1,511,283	-	1,514,224
Common stock sold	-	-	84,326	84	-	-	3,795	-	3,879
Reclassification of warrants and options to derivative liabilities	-	-	-	-	-	-	(2,222,698)	-	(2,222,698)
Shares issued to replace options previously issued	-	-	57,263	57	1,145,324	16,860	(15,451)	-	1,466
Shares issued for services, liability deferral and reduction of liabilities	-	-	13,049,774	13,050	-	-	1,314,950	-	1,328,000
Convertible debt issuance, conversion and warrant exercises	-	-	26,219,265	26,219	-	-	3,359,756	-	3,385,975
Stock option exercises	-	-	6,289,106	6,290	-	-	306,794	-	313,084
Warrant exercises	-	-	375,000	375	-	-	33,000	-	33,375
Stock based compensation	-	-	-	-	-	-	887,577	-	887,577
Warrants issued for services	-	-	-	-	-	-	421,809	-	421,809
Net loss	-	-	-	-	-	-	-	(10,295,661)	(10,295,661)

Balance as of December 31, 2009	-	$-	173,689,343	$173,689	-	-	14,458,052	$(21,448,296)	$(6,816,555)

Warrant exercise by related parties	-	-	2,306,605	2,307	-	-	286,019	-	288,326
Convertible debt issuances and warrants exercises	-	-	36,452,502	36,448	-	-	7,415,596	-	7,452,044
Reclassification of derivative warrants and options liability back to APIC	-	-	-	-	-	-	7,489,220	-	7,489,220
Shares issued for services or reduction to liabilities	-	-	13,057,078	13,057	-	-	1,577,787	-	1,590,844
Shares issued for investment			800,000	800	-	-	55,200	-	56,000
Shares issued for financing activities			9,241,854	9,242	-	-	584,283	-	593,525
Stock option exercises	-	-	2,277,197	2,277	-	-	259,707	-	261,984
Stock based compensation	-	-	-	-	-	-	1,698,142	-	1,698,142
Warrant exercises	-	-	1,068,913	1,069	-	-	137,082	-	138,151
Warrants issued for services	-	-	-	-	-	-	739,562	-	739,562
Net loss	-	-	-	-	-	-	-	(17,900,052)	(17,900,052)

Balance as of December 31, 2010	-	$-	$238,893,492	$238,889	-	$-	$34,700,650	$(39,348,348)	$(4,408,809)

The accompanying notes are an integral part of these financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Operating activities:
Net loss	$(17,900,052)	$(10,295,661)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	114,173	78,163
Common stock issued as consideration for extension of guarantee	-	5,000
Common stock issued as replacement of options previously issued	-	1,466
Loss on disposal of property and equipment	-	2,237
Change in valuation of derivative liabilities	5,862,568	(633,626)
Warrants issued for services	739,562	1,491,781
Stock-based compensation	1,698,142	887,577
Common stock issued for services	1,590,844	440,279
Amortization of loan discount	4,411,752	1,951,522
(Gain)/loss on settlement of payables	-	(89,170)
Loss (gain) on sale of shares	-	220,792
Loss on write-off of advances due from related party	-	100,000
Loan commitment fee amortization	-	200,000
Subtotal - Non-cash adjustments	14,417,041	4,656,021
Effect of changes in:
Accounts receivable	(407,338)	(22,474)
Inventory	(84,261)	-
Related party receivables	-	22,057
Prepaid expenses and other current assets	241,654	180,105
Deposits	3,795	(5,780)
Accounts payable and accrued expenses	(368,701)	1,920,521
Related party payables	(238,702)	1,304,916
Compensation & severance payable	1,036	13,139
Deferred revenue	123,228	(189,824)
Subtotal - net change in operating assets & liabilities	(729,289)	3,222,660
Net cash used in operating activities	(4,212,300)	(2,416,980)

Investing activities:
Purchase of property and equipment	(25,776)	(9,441)
Patents	(174,836)	(107,087)
MMRPro and Website Development	(339,732)	(275,533)
Cash acquired from reverse Merger with Favrille, Inc.	-	1,050,506
Net cash provided by (used in) investing activities	(540,344)	658,445

Financing activities:
Net proceeds from convertible notes	2,888,527	1,373,000
Proceeds from warrant exercises - convertible debt holders	748,518
Net proceeds from warrant exercises	138,151	388,256
Proceeds from equity line of credit	593,525	-
Payments of capital lease	(7,661)	(6,929)
Proceeds from (repayment of) line of credit, related party	5,523	211,000
Proceeds from issuance of note payable	-	125,000
Proceeds from stock option exercises	261,984	76,316
Proceeds from issuance of common stock, net of issuance costs	-	3,879
Net cash provided by financing activities	4,628,567	2,170,522
Net increase (decrease) in cash	(124,077)	411,987
Cash, beginning of period	487,766	75,779
Cash, end of period	$363,689	$487,766

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,007	$901
Cash paid for income taxes	$20,987	$1,989
Supplemental disclosure of non-cash investing and financing activities:

Payment of payables through issuance of notes payable	$107,875	$139,355
Investment in MMX Holdinigs through issuance of common stock	$56,000	$-
Conversion of convertible notes payable into common stock	$2,101,342	$1,193,000
Payment of accounts payable and related party payables through issuance of common stock	$1,127,805	$1,115,983

The accompanying notes are an integral part of these financial statements

MMRGLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal, Inc. ("MMRGlobal," the "Company," "we," "our," or "us"), through its wholly-owned operating subsidiary, MyMedicalRecords, Inc. ("MMR"), provides secure and easy-to-use on-line Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, and professional organizations and affinity groups. The MyMedicalRecords PHR enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords PHR is built on proprietary, patented and patent pending technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. Our professional offering, MMRPro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in real time through an integrated patient portal. MMR is an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey EMR solution for healthcare professionals. MMR is also an integrated service provider on Google Health.

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

For accounting purposes, the Merger was treated as a reverse acquisition with MMR being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR. The results of operations for MMRIS are included in the Company's consolidated financial results beginning on January 27, 2009

The presentation of consolidated statements of stockholders' equity (deficit) reflects the historical stockholders' equity (deficit) of MMR through January 26, 2009. The effect of the issuance of shares of MMRGlobal's common stock in connection with the Merger and the inclusion of MMRGlobal's outstanding shares of common stock at the time of the Merger is reflected in the accompanying consolidated financial statements.

MMR was incorporated in Delaware in 2005, MMRGlobal was incorporated in Delaware in 2000 and both are headquartered in Los Angeles, CA.

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiary MMR. We eliminated all intercompany transactions upon consolidation.

Basis of Presentation and Going Concern

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

On July 1, 2009, MMRIS adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 105-10 (formerly Statement of Financial Accounting Standards, or SFAS, No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the sole source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with GAAP. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates, or ASU's. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted ASC 105-10 during the year ended December 31, 2009 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

GOING CONCERN

As of December 31, 2010, the Company's current liabilities exceeded its current assets by $5.4 million. Furthermore, during the years ended December 31, 2010, and 2009, the Company incurred losses of $17.9 million and $10.3 million, respectively.

At December 31, 2010 and December 31, 2009, the Company had $363,689 and $487,776, respectively, in cash and cash equivalents. Historically, the Company issued capital stock and received funds from The RHL Group, Inc. (a significant shareholder wholly-owned by the Company's Chairman and Chief Executive Officer) to operate its business. Although, the Company received additional funding from The RHL Group pursuant to the Third Amended and Restated Note dated April 29, 2009, it nevertheless will still be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which note payable had a balance of $1,214,345 at December 31, 2010.

As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group (see Note 3). At December 31, 2010, there was approximately $1,786,000 available under The RHL Group line of credit. Furthermore, we already began and plan to continue to utilize portions of our $10 million standby equity line facility with Dutchess Opportunity Fund, II, L.P. In addition, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base and sell MMR Pro products to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

If the Company is unable to utilize its available line of credit with The RHL Group, or its equity line of credit with Dutchess, or obtain suitable alternative debt or equity financing, it may adversely affect the Company's ability to execute its business plan and continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets, valuation of derivative liabilities and stock-based compensation. These estimates are based on historical experience and on various other factors that management believes to be reasonable under the circumstances, although actual results could differ from those estimates.

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $363,689 and $487,766 as of December 31, 2010, and 2009, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2010, and 2009, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments.

The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

We utilize ASC 820-10 for valuing financial assets and liabilities measured on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value and GAAP and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. ASC 820-10 does not require any new fair value measurements.

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

	Fair Value	Fair Value Measurements at December 31, 2010
	as of	Using Fair Value Heirarchy
Financial Instruments	December 31, 2010	Level 1	Level 2	Level 3

Liabilities:
Warrant liability	$88,997	$-	$-	$88,997
Total	$88,997	$-	$-	$88,997

	Fair Value	Fair Value Measurements at December 31, 2009
	as of	Using Fair Value Heirarchy
Financial Instruments	December 31, 2009	Level 1	Level 2	Level 3

Liabilities:
Warrant liability	$88,998	$-	$-	$88,998
Total	$88,998	$-	$-	$88,998

(e) PROPERTY AND EQUIPMENT

We record property and equipment at cost. We record equipment under capital leases at the present value of the minimum lease payments. We calculate depreciation using the straight-line method, based upon the following estimated useful lives:

Furniture and Fixtures: 5 Years

Computer Equipment: 5 Years

When we retire or dispose of items, we charge or credit income for the difference between the net book value of the asset and the proceeds realized thereon.

We charge expenditures for maintenance and repairs to operations as incurred while we capitalize renewals and betterments.

We have pledged as collateral all property and equipment, along with all of our other assets, for a line of credit from The RHL Group, a related party (see Note 3 - Related Party Note Payable).

(f) INTANGIBLE ASSETS

Intangible assets are comprised of website and software development costs, domain names and patents. We account for website and software development costs in accordance with ASC 350-50, Website Development Costs, and ASC 985-20, Costs of Software to Be Sold, Leased or Marketed. Pursuant to ASC 350-50 and 985-20, we capitalize internally developed website and software costs when the website or software under development has reached technological feasibility. We amortize these costs, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website and software costs compared to the net realizable value. We then write off the amount by which the unamortized capitalized website costs exceed its net realizable value. During the years ended December 31, 2010 and 2009, there were no impairment charges recorded.

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

Website and Software Development Costs: 5 Years

Domain Name: 5 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. We had no impairment charges during the years ended December 30, 2010 and 2009.

(h) REVENUE RECOGNITION

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

We grant exclusive licenses for the sale and marketing of our services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. We defer the recognition of license fee revenues received in advance from international licensees for the grant of the license and recognize them over the period covered by the agreement. We defer the recognition of minimum guaranteed royalty payments received in advance and recognize them over the period to which the royalty relates. We include all such revenues under "License Fees." In those cases where a license agreement contains multiple deliverables, we account for the agreement in accordance with ASC 605-25, Revenue Recognition - Multiple- Element Arrangements.

We recognize revenue on sales of our MMRPro system in accordance with ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. We have also adopted Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force" effective January 1, 2010.

Our multiple-deliverable arrangements consist solely of our MMRPro product. Significant deliverables within these arrangements include sophisticated scanning equipment, various licenses to use third party software, a license to use our proprietary MMRPro application software, installation and training, dedicated telephone lines, secure on-line storage and warranties.

We determined all elements to be separate units of accounting as they have standalone value to the customers and/or they are sold by other vendors on a standalone basis. Delivery of the hardware and certain software elements of these arrangements occur at the inception of the agreement. We deliver installation and training at the inception of the agreement. We provide other software licenses, telephone lines and on-line secure storage over the three year term of the agreement. We include warranties in the arrangements, however the third party product manufacturer, and not us, is obligated to fulfill such warranties. The contracts are paid in advance and are not refundable.

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

We recognize the allocated revenue for each deliverable in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, Topic 13: Revenue Recognition. Under this guidance, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. This results in us recognizing revenue for the hardware, certain software and the warranties upon delivery to the customer, for the installation and training upon completion of these services, and ratably over the contract period for the software licenses, telephone lines and on-line secure storage.

Revenue from the licensing of our biotech assets may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. For agreements that provide for milestone payments, such as the Celgene Agreement, we adopted ASC 605-28-25, Revenue Recognition, Milestone Method.

(i) INCOME TAXES AND UNCERTAIN TAX POSITIONS

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

(j) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the years ended December 31, 2010 and 2009 was $224,846 and $808 respectively.

(k) SHARE-BASED COMPENSATION

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the years ended December 31, 2010 and 2009 using the following assumptions.

Twelve Months Ended
	December 31,	December 31,
	2010	2009

Expected life in years	5-10 years	4.58 - 5 years
Stock price volatility	111.85% - 128.94%	104.43% - 104.72%
Risk free interest rate	2.38% - 3.87%	2.16% - 2.73%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the years ended December 31, 2010 and 2009 because they were anti-dilutive due to our net loss position. Stock options and warrants excluded from the computation totaled 82,435,524 and 54,647,822 shares for the years ended December 31, 2010 and 2009 respectively.

(m) RESEARCH, DEVELOPMENT AND ENGINEERING

We expense research, development and engineering costs as incurred and presented as technology development in the accompanying consolidated statements of operations. We capitalize and amortize costs for software development relating to our website incurred subsequent to establishing technological feasibility, in the form of a working model, over their estimated useful lives.

(n) CONCENTRATIONS

For the year ended December 31, 2010, our three largest customers (Celgene $250,000, Chartis $150,000, and DDS/Coverdell $105,693) accounted for approximately 52% of our total revenue.

For the year ended December 31, 2009, our four largest customers (MMR-Australia at $171,500, Alexian at $104,060, Medicalert at $70,619 and DDS/Coverdell at $69,341) accounted for approximately 75% of our total revenue.

(o) RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company's financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company's financial statements.

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

(p) INVENTORY

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

3. RELATED PARTY NOTE PAYABLE

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

The amount of outstanding principal and interest on the renewal date in August 2008 was $751,174. As of December 31, 2008, we had an outstanding balance on the RHL Note of $822,520. Interest expense on this note for the year ended December 31, 2008 was $62,442 and the unpaid balance of interest $24,963. MMR issued the RHL Group, Inc. a total of 1,400,000 common shares valued at $210,000 under the terms of this agreement during the year ended December 31, 2008, which is included in interest expense. These common shares were converted into shares of MMRIS common stock in the Merger.

At December 31, 2008, we were in compliance with all of our covenants, including the requirement that at any time after September 1, 2007, we have at least $125,000 in cash, including availability under this line of credit or such other amount as necessary to maintain operations through the subsequent thirty (30) days. The RHL Note was amended and restated on April 29, 2009, as described below.

As contemplated by the Merger Agreement and the Creditor Plan, as a condition to the Merger, at the effective time of the Merger, MMR and The RHL Group, Inc. entered into an allonge to the RHL Note and the Security Agreement ("The Allonge") pursuant to which The RHL Group, Inc. agreed to suspend certain of its rights under the Security Agreement and the RHL Note until the earlier of (a) the date that we repay all amounts outstanding under any promissory notes issued to Old Favrille's creditors under the Creditor Plan, (b) the date that we deposit into an escrow fund the maximum amount of cash payable in satisfaction of the promissory notes issued to Old Favrille's creditors under the Creditor Plan or (c) ten days after the two year anniversary of the closing date of the Merger. The suspended rights include any right of The RHL Group, Inc. to (1) declare a default or event of default under the Security Agreement or the RHL Note, (2) accelerate the maturity date of the RHL Note, (3) exercise any of its principal remedies for a default or event of default under the Security Agreement, (4) assign the RHL Note, the proceeds of the RHL Note or to otherwise negotiate the RHL Note and (5) receive payment of the outstanding principal and interest owing under the RHL Note.

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

The Third Amended Note amended and restated the RHL Note, matured November 30, 2009, and bore interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the RHL Note) by the Security Agreement. Although the reserve credit line has been increased to $3,000,000, The RHL Group, Inc. was only obligated to make a minimum of $100,000 of loans, advances and guarantees under the Third Amended Note within 30 days of execution pursuant to the Restructuring Agreement. Notwithstanding, the balance on the Note was $1,545,767 at December 31, 2009.

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

On April 29, 2010, we, The RHL Group and Robert H. Lorsch entered into a Fourth Amended and Restated Secured Promissory Note, or the Fourth Amended Note, and we agreed to guaranty MMR's obligations under the Fourth Amended Note (the "Guaranty"). The Fourth Amended Note amends and restates the April 29, 2009 Third Amended and Restated Secured Promissory Note Agreement. The Fourth Amended Note matures April 29, 2011, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fourth Amended Noted remains at $3,000,000. In connection with the Fourth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") that was due and payable immediately. The RHL Group exercised warrants to purchase 1,600,000 shares of our common stock with an exercise price of $0.125 in consideration for the loan origination fee. On October 29, 2010 the Fourth Amended Note was renewed for an additional six-month term and The RHL Group received an additional $200,000 loan origination fee. In addition, The RHL Group received a warrant to purchase up to 2,614,684 shares of our common stock at an exercise price of $0.21 per share. This warrant is fully vested and is exercisable either in cash or on a cashless basis at any time prior to the fourth anniversary of the warrant's issuance.

The RHL Group Note payable had a balance of $1,214,345 at December 31, 2010. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2010 are as follows: $1,118,020, which are included in the line of credit, related party; and $96,325, which is related to deferred salary and consulting expenses is included in related party payables. We recorded the loan origination fees mentioned above as a note discount and we are amortizing them over the Fourth Amended Note maturity period. As of December 31, 2010, the remaining unamortized origination fee was $66,667.

Total interest expense on this note for the years ended December 31, 2010 and 2009 amounted to $120,940 and $127,110 respectively. The unpaid interest balances as of December 31, 2010 and 2009 were $10,262 and $45,155, respectively.

In conjunction with the loan agreement noted above, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 in cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after December 31, 2010. As of December 31, 2010, we were in compliance with our financial covenants under the terms of the Fourth Amended Note.

Additional information regarding the Third Amended Note and the Restructuring Agreement is contained in our current report on Form 8-K filed with the SEC on, 2010.

Additional information regarding the Fourth Amended and Restated Note is contained in our current report on Form 10-Q filed with the SEC on May 17, 2010.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following.

	December 31,	December 31,
	2010	2009

Prepaid consulting fees from issuance of common stock	$257,497	$380,395
Prepaid insurance	36,752	183,710
Deferred financing costs (loan origination fees)	-	21,250
Prepaid trade shows	17,375	18,451
Prepaid rent from issuance of common stock	-	6,900
Prepaid other (Favrille)	58,859	1,431

Total prepaid expenses and other current assets	$370,483	$612,137

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consisted of the following.

	December 31,	December 31,
	2010	2009

Furniture and fixtures	$3,170	$3,170
Computers and related equipments	111,171	85,396
	114,341	88,566

Less: acccumulated depreciation and amortization	(71,410)	(51,829)

	$42,931	$36,737

Included in computers and related equipment at December 31, 2010 and 2009 are assets under capital leases of $28,565. Included in accumulated depreciation and amortization at December 31, 2010 and 2009 is $21,424 and $17,085, respectively, related to assets under capital leases. Amortization expense related to assets under capital leases for the years ended December 2010 and 2009 amounted to $5,713. Total depreciation expense was $19,582 and $17,517 for the years ended December 31, 2010 and 2009, respectively.

6. INTANGIBLE ASSETS

Intangible assets as of December 31, 2010 and 2009 consisted of the following.

	December 31,	December 31,
	2010	2009

Website development	$766,188	$644,212
MMR Pro website development	416,913	275,533
Domain name	86,375	10,000
Patents	281,924	107,087

	1,551,400	1,036,832

Less: acccumulated amortization	(483,967)	(389,375)
Reserve for impairment	(197,000)	(197,000)

	$870,433	$450,457

Amortization expense for the years ended December 31, 2010 and 2009 amounted to $94,531 and $60,647, respectively. The Company is in the process of evaluating the patents' estimated useful lives and will begin amortizing the patents when they are brought to the market. Estimated amortization expense for each of the next five succeeding years and thereafter is expected to be as follows:

Year Ending December 31,
2011	$168,124
2012	$143,013
2013	$135,147
2014	$135,147
2015	$71,050

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,	December 31,
	2010	2009

Legal and accounting fees	$1,851,832	$1,991,526
Accounts payable and accruals from Favrille Merger	315,791	532,505
Trade payables	317,550	286,758
Consulting services	61,618	136,154
Accrued vacation	46,185	18,502
Interest payable	17,545	13,777

Total accounts payable and accrued expenses	$2,610,521	$2,979,222

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

Principal outstanding under the Promissory Notes accrued interest at the applicable federal rate of interest per annum, or the maximum rate permissible by the laws in California relating to permissible rates of interest on commercial loans, whichever is less. Pursuant to the terms of the Merger Agreement, upon occurrence of the Merger, the principal and interest under the Promissory Notes were automatically treated as a contribution to capital to MMR and the Promissory Notes were fully discharged.

9. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended December 31,
	2010	2009

Federal statutory rate	-34.00%	-34.00%
State tax, net of federal benefit	-3.91%	-5.20%
Non-deductible items	11.24%	3.68%
Valuation allowance	26.67%	35.52%
Effective income tax rate	0.00%	0.00%

Significant components of deferred tax assets and (liabilities) are as follows:

	Years Ended December 31,
	2010	2009
Net operating loss carryforwards	$12,119,206	$7,693,049
Depreciation and amortization	(40,461)	(27,058)
Share based compensation	1,598,009	870,409
State tax and other	(962,546)	(595,704)
Deferred tax assets, net	12,714,208	7,940,696
Less: valuation allowance	(12,714,208)	(7,940,696)
	$-	$-

The Company files income tax returns in the United States ("Federal") and California ("State") jurisdictions. The Company is subject to Federal and State income tax examinations by tax authorities for all years since its inception.

At December 31, 2010, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of $28,314,901 and $28,191,629, respectively. These carry forwards will begin to expire in the years ending December 31, 2025 and December 31, 2015, respectively. These net operating losses may be subject to various limitations on utilization based on ownership changes under Internal Revenue Code Section 382 as a result of the Merger, and the Company is in the process of evaluating the impact of this before any losses are used to offset future taxable income. The Company's net operating loss carryforwards are subject to examination until they are fully utilized and such tax years are closed.

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

At December 31, 2010, based on available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. According, the Company has recorded a $12,714,208 valuation allowance, or 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2010.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. The Company incurred $0 of interest and penalties during the years ended December 31, 2010 and 2009.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction Open Tax Years

Federal 2007 - 2010

California State 2006 - 2010

As the Company has significant net operating loss carryforwards, even if certain of the Company's tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed. The Company's net operating loss carryforwards are subject to examination until they are fully utilized and such tax years are closed.

10. COMMITMENTS AND CONTIGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the years ended December 31, 2010 and 2009 was $90,670 and $64,850, respectively. Future minimum lease payments as of December 31, 2010, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2011	$104,316	$11,600
2012	104,316	-
2013	69,544	-
Total minimum lease payments	$278,176	11,600
Less interest portion		(475)
		$11,125

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

Guarantee provided by Robert H. Lorsch

On August 17, 2009, Robert H. Lorsch, our Chief Executive Officer and President, agreed to guarantee $282,641 in payments due to a vendor for services rendered to us. On August 17, 2009, in consideration of a personal guaranty given by Mr. Lorsch, we granted Mr. Lorsch (i) a warrant to purchase up to 706,605 shares of our common stock, at an exercise price of $0.13 per share, which was the closing price of our common stock on the date immediately preceding the date of grant, and (ii) 141,321 shares of our common stock. On June 11, 2010, we settled our liability with this vendor in exchange for 1,680,677 shares of our common stock, which resulted in a cancellation of the aforementioned guarantee. The balance owed by MMR was settled in 2010, and the guarantee was cancelled at that time.

Employment Agreements

The Company has employment agreements with its Chairman, President and Chief Executive Officer, Robert H. Lorsch, its Vice President of Finance and Chief Financial Officer, Ingrid Safranek, and its Executive Vice President of Technology and Product Development, Sunil Singhal. Under each employment agreement, the executive officers receive a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

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

We also had an employment agreement with our former Chief Financial Officer and Senior Vice President and former Executive Vice President of Technology and Product Development, Naj Allana.

Mr. Allana's employment agreement was effective until February 15, 2010 and was terminated on November 1, 2010 after Mr. Allana's resignation.

On January 26, 2010, we entered into an employment agreement with Ingrid Safranek as our Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement which was effective until June 15, 2010, was renewed until June 15, 2011. On December 10, 2010, the Board approved Ms. Safranek's employment agreement to be amended to extend the term for an additional two years commencing on January 1, 2011.

The current term of Ms. Safranek's employment agreement is effective until January 1, 2013 and will automatically renew for successive 12 month periods unless terminated at least 60 days prior to the end of the term. The employment agreement may be terminated by the Company without cause (as defined in the agreement) upon 30 days written notice or for cause if Ms. Safranek fails to cure the acts or omissions constituting cause within 30 days. If Ms. Safranek's employment is terminated by the Company for cause or voluntarily by Ms. Safranek without good reason, she will not be entitled to receive any severance payments or benefits under the employment agreement. If Ms. Safranek's employment is terminated by the Company without cause or voluntarily by Ms. Safranek for good reason, Ms. Safranek will be entitled to one year of salary at her then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Ms. Safranek.

On December 13, 2010, we entered into an employment agreement with Sunil Singhal as our Executive Vice President of Technology and Development. Under the employment agreement, Mr. Singhal received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

The current term of Mr. Singhal's employment agreement is effective until December 13, 2012 and will automatically renew for successive 12 month periods unless terminated at least 60 days prior to the end of the term. The employment agreement may be terminated by the Company without cause (as defined in the agreement) upon 30 days written notice or for cause if Mr. Singhal fails to cure the acts or omissions constituting cause within 30 days. If Mr. Singhal's employment is terminated by the Company for cause or voluntarily by Mr. Singhal without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Singhal's employment is terminated by the Company without cause or voluntarily by Mr. Singhal for good reason, Mr. Singhal will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Singhal.

Litigation Matters

From time to time, we are involved in various legal proceedings generally incidental to our business. While the result of any litigation contains an element of uncertainty, our management presently believes that the outcome of any known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on our financial statements. However, we believe that the following matters, if resolved in our favor, may ultimately be materially beneficial to the Company.

On April 30, 2010, we filed a petition in the New York Supreme Court against the Lymphoma Research Foundation, or LRF, a California nonprofit corporation, to enforce our rights to certain intellectual property and biotechnology assets acquired as a part of the reverse Merger with Favrille. LRF has claimed ownership of some of these assets, including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. We answered LRF's action and filed counterclaims on July 6, 2010. Since then, LRF filed a motion for summary judgment with the New York Court, seeking a determination that it was the sole owner of the assets, and MMR filed papers in opposition of the motion. On September 21, 2010, the New York Court denied LRF's motion on the ground that the parties had not yet had an opportunity to conduct discovery and that LRF's motion was premature. In November 2010, LRF and MMR settled the litigation over the biotech assets, which gave the Company exclusive control of certain data and tissue samples created during trials of Favrille, Inc.'s FavId™/Specifid™ vaccine.

The Company is planning on filing a lawsuit against a certain former officer of pre-Merger Favrille, and other potential defendants that the Company believes may have committed wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of The Company. The RHL Group lawsuit was filed against Dan Gold, a former officer and director of Favrille, and other defendants for wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. The RHL Group case is currently pending in San Diego, California. The Company's board of directors has consented to having the same law firm represent both the RHL Group, Inc. and The Company in this matter.

At this time the potential recovery for damages is unknown, however we believe damages could be significant. There is no attorneys' fees provision, so if the lawsuit ends unfavorably, we will only be liable for our attorneys' fees incurred by The Company for its representation.

11. STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of December 31, 2010 and 2009, there were no shares of preferred stock issued and outstanding.

Common Stock

During the year ended December 31, 2008, MMR issued 4,713,940 shares of common stock which became 15,469,969 shares of MMRIS.

Pursuant to the Merger Agreement, MMRIS agreed to issue (or reserve for issuance) an aggregate 92,599,196 shares of MMRIS common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

Immediately prior to the Merger on January 27, 2009, and including the conversion of 6,176,526 shares of MMR preferred stock into MMR common stock, the issuance of 100,000 shares of MMR common stock to The RHL Group for renewal of a guarantee (see Note 12), MMR had 24,320,100 shares of common stock issued and outstanding. At the effective time of the Merger, and in accordance with the terms of the Merger Agreement, these shares of outstanding MMR common stock automatically converted into 79,812,087 shares of MMRIS common stock.

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

As of December 31, 2010, we are authorized to issue 650,000,000 shares of common stock. Pursuant to the Merger Agreement, we agreed to issue (or reserve for issuance) 92,599,196 shares of our common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

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

As of December 31, 2010, the total shares of our common stock issued and outstanding amounted to 238,893,492.

Warrants for Purchase of Preferred B shares

On April 1, 2007, MMR granted a warrant to purchase up to 200,000 shares of its Series B Preferred Stock at an exercise price of $2.00 per share. MMR issued this warrant to the largest distributor of employee assistance services in the U.S. as an incentive to market and sell MMR's services into their customer base. The related services agreement was for five years, and the customer never bought any services from MMR. Upon closing of the Merger on January 27, 2009, this warrant converted into a warrant to purchase up to 656,346 shares of our common stock at an exercise price of $0.61 per share. We did not record any additional expense during the years ended December 31, 2010, and 2009 resulting from the automatic adjustment of this warrant.

12. EQUITY TRANSACTIONS

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

A summary of option activity for the years ended December 31, 2009 and 2010 is presented below. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR to MMRIS shares.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Options	Price	(Years)

Outstanding at December 31, 2008	12,130,784	$0.01	1.76	$-
Options acquired through Merger	1,731,444	3.44
Granted	16,170,000	0.13
Exercised	(8,750,478)	0.05
Forfeited	(579,935)	3.55
Cancelled	(3,240,166)	1.21
Outstanding at December 31, 2009	17,461,649	0.12	4.00	$54,582
Granted	27,427,891	0.11
Exercised	(2,441,282)	0.11
Cancelled	(696,130)	0.10
Outstanding at December 31, 2010	41,752,128	0.12	6.72	$30,071

Vested and expected to vest
at December 31, 2010	41,752,128	0.12	6.72	$30,071

Exercisable at December 31, 2010	15,058,248	0.13	3.49	$29,071

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

As of December 31, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was $2,754,735, which is expected to be recognized through December 31, 2013. Total stock option expenses recorded during the years ended December 31, 2010 and 2009 were $1,689,141 and $887,577, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

$0.05	656,348	0.50	0.05	656,348	0.50	0.05
0.09 - 0.13	36,875,195	6.69	0.11	12,898,752	3.30	0.12
0.17 - 0.23	4,220,579	7.97	0.19	1,503,149	6.40	0.18
	41,752,122			15,058,248

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

During 2009, the Company granted to five unrelated third-parties, or the Holders a total of 8,658,000 warrants to purchase shares of the Company's common stock in connection with the 12% Convertible Promissory Note, or the Convertible Notes, at an exercise price equal to the lesser of (i) the product of 50% multiplied by the arithmetic average of the dollar volume- weighted average price, or VWAP, of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date or (ii) $0.15. The total value of these warrants amounted to $839,012, which was bifurcated from the Convertible Notes and accounted for as a discount on debt. The discount is being accreted over the initial term of the Convertible Notes using the interest method and upon exercise the entire unamortized discount is recognized into additional paid in capital.

During 2010, the Company granted to one employee, two different related parties and eighteen different unrelated third-parties, which we refer to collectively as the Holders, various warrants providing for the purchase of up to 16,298,202 shares of our common stock in connection with the issuance and sale of 6%, 8% and 12% Convertible Promissory Notes, or the Convertible Notes. See Note 13 below for a complete description of the warrants' exercise price, valuation and method of accounting.

On January 26, 2010, we issued two warrants to the Alexian Brothers Foundation's building and capital fund consisting of the following: (a) an immediate grant of a warrant to acquire up to 500,000 shares of our common stock, exercisable at any time on or before December 31, 2011, with an exercise price of $0.25 per share payable in cash or through a cashless exercise at the option of the holder and (b) an immediate grant of a warrant to acquire up to 500,000 shares of our common stock, exercisable at any time on or before December 31, 2013, with an exercise price of $0.35 per share payable in cash or through a cashless exercise at the option of the holder. These warrants had an aggregate value of $62,251, and we recorded them as sales and marketing expenses during the year ended December 31, 2010.

In March 2010, we granted warrants to purchase an aggregate total of 650,000 shares of our common stock as payment for services rendered to us. These warrants had exercise prices of $0.12 per share, with contractual lives through March 1, 2015. The warrants vested the right to purchase up to 150,000 shares of our common stock immediately, and the right to purchase up to 500,000 shares of our common stock began vesting in September 2010. From the vesting commencement date, these warrants vest in eight quarterly installments through September 30, 2012. The warrants had an aggregate value of $48,729 and $26,702 of which was recorded as operating expenses during the year ended December 31, 2010.

On April 14, 2010, we granted a warrant to purchase up to 250,000 shares of our common stock to a third-party as payment for services. This warrant has an exercise price of $0.16 per share, with a contractual live through April 14, 2015. From the vesting commencement date, this warrant vests in 24 monthly installments. This warrant had a fair value of $18,073 and $7,689 of which was recorded as operating expenses during the year ended December 31, 2010.

On April 29, 2010, we granted a warrant to purchase up to 2,614,684 shares of our common stock to The RHL Group in connection with the Fourth Amended Note (see Note 3). This warrant had an exercise price of $0.21 per share, with a contractual life through April 28, 2014. This warrant vested immediately and had a fair value of $456,480, which we recorded as interest expense during the year ended December 31, 2010.

On May 11, 2010, we granted a warrant to purchase up to 500,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.25 per share, with a contractual life through May 11, 2015. From the vesting commencement date, this warrant vests quarterly over twelve months. This warrant had a fair value of $34,462 and $30,862 of which was recorded as operating expenses during the year ended December 31, 2010.

On June 21, 2010, we granted a warrant to purchase up to 1,000,000 shares of our common stock to a third-party. This warrant had an exercise price of $0.20 per share, with a contractual life through June 30, 2012. Half of the right to purchase shares under the warrant shall vest and become exercisable upon our receipt of an aggregate of 500 customer agreements and the remaining half vests upon our receipt of an additional 300 customer agreements. This warrant had a fair value of $159,056, of which $0 was recorded as operating expenses during the year ended December 31, 2010.

On July 1, 2010, we granted a warrant to purchase up to 500,000 shares of our common stock to a third-party as payment for services. This warrant has an exercise price of $0.08 per share, with a contractual life through July 1, 2015. This warrant vested immediately and had a fair value of $67,767, which we recorded as operating expenses during the year ended December 31, 2010.

On October 1, 2010, we granted a warrant to purchase up to 1,000,000 shares of our common stock to an employee. This warrant had an exercise price of $0.10 per share, with a contractual life through October 1, 2015. 500,000 shares under this warrant vested on January 1, 2011 with the remaining half vesting on October 1, 2012. This warrant had a fair value of $68,202, and $34,101 of which was recorded as operating expenses during the year ended December 31, 2010.

On November 17, 2010, we granted a warrant to purchase up to 750,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.12 per share, with a contractual life through November 17, 2015. One-third of the warrant vested at commencement date. Another third of the warrant would vest 180 days after the commencement date. The remaining third will vest on November 17, 2011. This warrant had a fair value of $44,256, and $14,752 of which was recorded as operating expenses during the year ended December 31, 2010.

On December 10, 2010, we granted a warrant to purchase up to 500,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.08 per share, with a contractual life through December 10, 2015. This warrant shall vest quarterly over twelve months. This warrant had a fair value of $35,159, and $8,790 of which was recorded as operating expenses during the year ended December 31, 2010.

On December 10, 2010, we granted a warrant to purchase up to 600,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.10 per share, with a contractual life through May 10, 2011. This warrant shall vest monthly over the life of the contract. This warrant had a fair value of $41,514, and $6,919 of which was recorded as operating expenses during the year ended December 31, 2010.

On December 13, 2010, we granted a warrant to purchase up to 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.10 per share, with a contractual life through December 10, 2015. The right to purchase 500,000 shares under this warrant shall vest March 31, 2011. The remaining half will vest at eight equal quarterly installments starting on June 30, 2011. This warrant had a fair value of $69,189, and $0 was recorded as operating expenses during the year ended December 31, 2010.

On December 15, 2010, we granted a warrant to purchase up to 500,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.18 per share, with a contractual life through December 15, 2015. This warrant shall vest annually over two years. This warrant had a fair value of $32,892, and $0 was recorded as operating expenses during the year ended December 31, 2010.

On December 17, 2010, we granted a warrant to purchase up to 250,000 shares of our common stock to a former Director as payment for services. This warrant had an exercise price of $0.11 per share, with a contractual life through December 17, 2015. This warrant shall vest at the end of the contract. This warrant had a fair value of $19,493, and $0 was recorded as operating expenses during the year ended December 31, 2010.

On December 17, 2010, we granted a warrant to purchase up to 250,000 shares of our common stock to a former Director as payment for services. This warrant had an exercise price of $0.18 per share, with a contractual life through December 17, 2015. This warrant shall vest six months from the commencement date. This warrant had a fair value of $18,717, and $0 was recorded as operating expenses during the year ended December 31, 2010.

On December 21, 2010, we granted a warrant to purchase up to 50,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.10 per share, with a contractual life through December 15, 2015. This warrant shall vest annually over the life of the contract. This warrant had a fair value of $3,926, and $0 was recorded as operating expenses during the year ended December 31, 2010.

On December 21, 2010, we granted a warrant to purchase up to 150,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.10 per share, with a contractual life through December 15, 2015. This warrant shall vest annually over two years. This warrant had a fair value of $11,778, and $0 was recorded as operating expenses during the year ended December 31, 2010.

On December 21, 2010, we granted a warrant to purchase up to 50,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.10 per share, with a contractual life through December 15, 2015. This warrant shall vest annually over two years. This warrant had a fair value of $3,926, and $0 was recorded as operating expenses during the year ended December 31, 2010.

On December 21, 2010, we granted a warrant to purchase up to 100,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.10 per share, with a contractual life through December 15, 2015. This warrant shall vest annually over two year. This warrant had a fair value of $7,852, and $0 was recorded as operating expenses during the year ended December 31, 2010.

A summary of the activity of the Company's warrants for the years ended December 31, 2010 is presented below.

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2009	34,613,844	0.96
Granted	27,712,886	0.11
Exercised	(15,259,633)	0.08
Cancelled	(177,499)	3.37
Outstanding at December 31, 2010	46,889,598	0.35

The following summarizes the total warrants outstanding and exercisable as of December 31, 2010.

	Warrants Oustanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

0.03 - 0.61	39,185,400	3.55	0.12	32,841,593	4.24	0.14
1.80 - 2.77	4,459,910	1.86	2.77	4,459,910	1.86	2.77
3.98 - 5.26	3,244,288	0.28	5.16	3,244,288	0.28	5.16
	46,889,598			40,545,791		0.83

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

During the year ended December 31, 2010, the Company issued 13,057,078 shares of common stock in consideration for goods and services from both employees and non-employees valued at $1,590,844. During the year ended December 31, 2009, MMR issued 4,713,940 shares of restricted MMR common stock for services and interest expense on the line of credit with The RHL Group. These shares of MMR became 15,469,969 shares of MMRIS subsequent to the Merger. The total value of these restricted shares amounted to $397,939, of which $187,939 is recorded in general administrative expenses and $210,000 is recorded in interest and other expenses, net on the accompanying consolidated statement of operations for the year ended December 31, 2009.

Shares Issued for Services or Reduction to Liabilities

During the year ended December 31, 2010, we issued 13,057,078 shares of common stock with a value of $1,590,844 to non-employees and charged to the appropriate accounts for the following reasons:

Purpose	Shares	Value

Services provided	3,750,337	$480,382
Settlement with MMR Asia	1,388,889	138,889
Capital contribution fund	1,000,000	90,000
Reduction of payables	6,617,852	839,573
Prepaids and other assets	300,000	42,000

Totals	13,057,078	$1,590,844

The 13,057,078 shares were not contractually restricted, however as they were unregistered they were restricted from sale until the requirements of Rule 144 under the Securities Act, as amended, permit such sale. All such shares were issued at the trading closing price on the date of issuance and such value was calculated therefrom.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for past services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. No shares were issued under the Stock Bonus Program during the years ended December 31, 2010 or 2009.

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

The event giving rise to this condition was the first convertible note the Company entered into on July 16, 2009. The condition was remedied on May 5, 2010 when all convertible notes were converted into common stock and all warrants granted in connection with the convertible notes were exercised. On May 5, 2010, we valued these contracts again using the Black-Scholes option valuation model and we recorded the difference between the value at December 31, 2009 of $1,534,824 and the value at May 5, 2010 of $7,448,516, as a loss on change in value of derivatives for the year ended December 31, 2010 of $5,843,735. On May 5, 2010, we reclassified the value of the derivative liabilities back into equity.

We did not designate any of the derivatives liabilities as hedging instruments.

The following is a reconciliation of the derivative liability:

Value at December 31, 2009	$1,715,650
Change in value of derivative liability	5,862,568
Establishment of derivative liability for non-employee options and warrants granted in 2010	3,650,334
Reclassification back to equity for non-employee options and warrants on conversion of convertible notes	(11,139,555)
Value at December 31, 2010	$88,997

The inputs used for the Black-Scholes option valuation model were as follows:

Twelve Months Ended
	December 31,	December 31,
	2010	2009

Expected life in years	5-10 years	4.58 - 5 years
Stock price volatility	111.85% - 128.94%	104.43% - 104.72%
Risk free interest rate	2.38% - 3.87%	2.16% - 2.73%
Expected dividends	None	None
Forfeiture rate	0%	0%

13. NOTES PAYABLE

The Notes payable consisted of the following:

	December 31,	December 31,
	2010	2009

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Promissory notes payable due to PM Creative Corporation, due in full on July 30, 2011, with a 12% per annum stated interest.	-	125,000
	325,343	450,343
Less: current portion	325,343	325,343
Notes payable, less current portion	$-	$125,000

On March 16, 2010, we converted the $125,000 principal and unpaid interest on the PM Creative Corporation Promissory Note into a 12% Convertible Promissory Note. See Note 13.

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

In January, March, April, May and June 2010, the Company entered into 12% Convertible Promissory Notes with one employee, two related parties and seventeen unrelated third-parties for a principal amount totaling $2,008,152. Under the terms of the agreements, principal amounts owed under the Notes become due and payable on June 30, 2010, August 31, 2010, September 30, 2010, November 30, 2010 and October 31, 2010 provided that, upon ten (10) days' prior written notice to the Holder, the Company may, in its sole discretion, extend the maturity date to December 31, 2010, January 31, 2011 and June 30, 2011.These Convertible Promissory Notes bear an interest of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company.

In connection with the Notes, the Company also issued warrants to purchase an aggregate of 11,698,202 shares of common stock. The term of the warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable exercise date, subject to other customary adjustments.

By virtue of the Notes' variable conversion ratio, a possibility existed, although remote, that the Notes may have been convertible into shares of Common Stock that exceed the currently authorized limit. Consequently, a possibility existed that the Company might be placed in a position of net settling the Notes for an amount that exceeded their face value. This resulted in the conversion feature being a derivative under ASC 815-10. As of May 5, 2010, all the Notes had been converted and the possibility of net settlement was no longer existent.

Additionally, as a result of the above, all outstanding options and warrants issued to non-employees, including the warrants issued in connection with the Notes, were also derivatives as they too could require net settlement in the absence of adequate authorized shares. See Note 12 Derivative Liabilities. As of May 5, 2010, all the Notes had been converted and the possibility of net settlement was no longer existent.

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

In the second half of 2010, we entered into Convertible Promissory Notes (the "Notes") with two related parties and three unrelated third-party for a principal amount totaling $988,250. Under the terms of the agreements, principal amounts owed under the Notes become due and payable six months from the investment date provided that, upon ten (10) days' prior written notice to the Holder, we may, in our sole discretion, extend the maturity date for an additional six months. Some of the Notes bear an interest rate of 6%, 8% and others bear an interest rate of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company.

The Notes issued in the second half of 2010 for a principal amount totaling $988,250 are convertible at the option of the holders into common stock at a fixed conversion price ("Fixed Conversion Price") of seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, subject to anti-dilution and other customary adjustments

In connection with the Notes, the Cmpany also issued warrants to purchase an aggregate of 5,803,000 shares of common stock. The term of the warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable grant date, subject to anti-dilution and other customary adjustments.

We derived the fair value of the warrants issued with Notes in the second half of 2010 using the Black-Scholes option valuation model, resulting in a fair value of $286,236. The $988,250 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $630,334 to paid-in capital. We deducted the allocated fair value of the warrants and intrinsic value of the conversion feature from the Notes, resulting in an initial value ascribed to the Notes of $71,681. The initial value of the Notes is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense.

The total interest expense attributed to all Notes and related warrants for the years ended December 31, 2010 and 2009 was $4,873,269 and $2,440,633, respectively.

15. RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, Favrille, Inc. had provided notices under the federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former Favrille employees amounted to $1,682,416. On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 warrants issued to creditors (see Note 12), the Company issued warrants as settlement of $985,020 of these amounts. In addition, the Company signed promissory notes with certain former executives totaling $76,783, which notes are payable in full on August 31, 2009 (see Note 13).

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

During the period from January 27, 2009 through June 30, 2009, the Company entered into a series of settlement agreements with certain vendors of Favrille pursuant to the Creditor Plan, in which the Company settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355 payable in 18 monthly installments starting on July 27, 2009 (see Note 12). This resulted in a gain of $89,170, which has been recorded as a gain on settlement of payables in the accompanying consolidated statements of operations for the year ended December 31, 2009. There was no such gain recorded for the year ended December 31, 2010.

16. RELATED PARTY TRANSACTIONS

Our President, Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and owns all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly, and indirectly through The RHL Group, Inc., beneficially owns approximately 28.0% our total outstanding voting stock. The RHL Group, Inc. has loaned money to MMR pursuant to a secured note. See Note 3 - Related Party Note Payable above.

The RHL Group is an investment holding company which provides consulting, operational and technical services to the Company, which we refer to as the RHL Services. As part of the RHL Services, the RHL Group provides the Company with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of the RHL Group and other individuals which may hold value to the Company. The RHL Group also provides infrastructure support to the Company, including allowing the Company unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing the Company the use of its office support personnel, the RHL Group has also consented to allow the Company to utilize the full-time services of Mr. Lorsch as the Company's President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made its President, Kira Reed, available as the Company's spokesperson. Ms. Reed, who is Mr. Lorsch's spouse, also manages the Company's social networking activities.

From August 2008 through May 1, 2009 we occupied space pursuant to a sublease from Robert H. Lorsch, for which we paid $3,000 per month plus utilities. Although the initial lease term expired on April 15, 2009, the lease was renewed on a month-to-month basis to cover the period until we moved into our new office space on May 1, 2009. Starting in May we ceased leasing space from Mr. Lorsch and moved to a commercially-rented building not related to Mr. Lorsch in any way.

During the quarter ended December 31, 2009, a vendor began providing website development services to the Company. This same vendor rents a piece of property from Ms. Reed and pays $3,000 per month.

We incurred $50,000 and $55,868 during the years ended December 31, 2010 and 2009, respectively, towards marketing consulting services from Bernard Stolar, a director. We included $54,359 and $106,388 in related party payables as of December 31, 2010, and 2009, respectively, in connection with these services.

We also incurred $50,000 each year during the years ended December 31, 2010 and 2009, towards marketing consulting services from Hector Barreto, a director. We included in related party payables as of December 31, 2010 and 2009 of $31,075 and $23,500, respectively, in connection with these services. Additionally, on January 21, 2010, we granted to Mr. Barreto 50,000 shares of common stock, valued at $5,500 in consideration for sales and marketing services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. We paid $4,000 during the year ended December 31, 2009 to The Latino Coalition for services. We did not pay any amounts to the Latino Coalition in 2010.

We also incurred $178,552 and $34,133 during the years ended December 31, 2010 and 2009, respectively, for finder's fees and consulting services from George Rebensdorf, a director. We included in related party payables as of December 31, 2010 and 2009 of $40,703 and $56,633, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2010 and 2009, the total expenses relating to this stockholder amounted to $291,027 and $92,475, respectively. In addition, we capitalized $152,335 of software development costs for the year ended December 31, 2010. As of December 31, 2010 and 2009, the total amounts due to the stockholder and included in related party payables amounted to $784,278 and $617,796, respectively.

On January 6, 2010, we entered into a settlement agreement with an MMR-Asia investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRGlobal and MMR products and services. Please refer to the "Guarantee provided by The RHL Group" section in Note 11, Commitments and Contingencies for further details. As part of this settlement agreement, we granted 1,388,889 shares of common stock to the investor.

We incurred costs of $203,771 and $322,082 during the years ended December 31, 2010 and 2009, respectively, for consulting services from Audit Prep Services, LLC. Michael T. Psomas, member of Audit Prep Services, LLC, is a stockholder of MMRGlobal. We included in related party payables as of December 31, 2010 and 2009, of $47,316 and $64,568, respectively, due to Audit Prep Services, LLC, Additionally, on February 11, 2010, we granted to Mr. Psomas 674,000 shares of common stock, valued at $60,660 in consideration for amounts due to Audit Prep Services, LLC at the time of issuance.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the year ended December 31, 2010 was $50,000. In addition, we incurred a total of $76,181 during the year ended December 31, 2010, towards business development services from E-Mail Frequency and Mr. Loftus. We did not incur any such expenses during the same periods in 2009. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems and during the second quarter of 2010, Mr. Loftus purchased four MMRPro systems. We recognized revenues of $63,655 for the year ended December 31, 2010 from this sale. We included in related party payables at December 31, 2010, and 2009 of $19,103 and $50,577, respectively, in respect to these services. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock, which is still outstanding as of December 31, 2010.

The RHL Group, Inc. also has a consulting arrangement with MMR. A copy of the consulting agreement is filed as an Exhibit in our current report on Form 8-K filed with the SEC on May 4, 2009 and is hereby incorporated by reference.

17. SUBSEQUENT EVENTS

Following are the subsequent events the Company has evaluated through March 15, 2011:

On February 15, 2011, The Company entered into an agreement with Rowland Hansen, a member of the Board of Advisors, to provide sales and marketing consulting services in regards to the Company's plan to offer products into the Nursing and Convalescent Homes market.

On March 3, 2011 The Board approved the formation of a wholly owned subsidiary, pending completion of agreements between the sub and the parent, which will be used to exploit the Company's biotech assets. As of this date, no assets have been transferred.