Form 10-K/A
period 2010-12-31
MMRGlobal, Inc.
filed 2011-04-01
CIK 1285701

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

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of MMRGlobal, Inc., referred to herein as "we," "us" or "our", for the year ended December 31, 2010, or the Original Form 10-K, which was originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2011, is being filed solely to include Exhibits 10.33 and 10.34, which were intended to be filed with, but were inadvertently omitted from, our Original Form 10-K. This Amendment No. 1 does not reflect events occurring after March 31, 2011, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2011.

MMRGLOBAL, INC.

By: /s/ Robert H. Lorsch
Robert H. Lorsch
Chief Executive Officer

EXHIBIT INDEX

10.33	* ** Employment Agreement dated as of December 13, 2010, by and between the Company and Sunil K. Singhal

10.34	* ** Employment Agreement dated as of December 15, 2010, by and between the Company and Ingrid Safranek

31.1	*Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

*	Filed herewith
**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.