Form 10-Q
period 2011-03-31
MMRGlobal, Inc.
filed 2011-05-16
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 6, 2010, the issuer had 259,416,056 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2009	1

	Consolidated Statements of Operations - Three Months Ended March 31, 2011 (unaudited) and March 31, 2010 (unaudited)	2

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2011 (unaudited) and March 31, 2010 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	OTHER INFORMATION	32

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

Signatures		28

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$157,535	$363,689
Accounts receivable, less allowances of $19,200 in 2011 and $19,200 in 2010	267,969	436,740
Inventory	84,261	84,261
Prepaid expenses and other current assets	319,699	370,483
Total current assets	829,464	1,255,173

Long-term investments
Investment in equity securities, at cost	56,000	56,000
Total long-term investments	56,000	56,000

Property and equipment, net	41,670	42,931
Deposits	3,370	3,870
Intangible assets, net	940,310	870,433
Total assets	$1,870,814	$2,228,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$1,092,988	$984,842
Related party payables	1,390,212	1,254,681
Compensation payable	36,297	11,979
Severance liability	620,613	620,613
Accounts payable and accrued expenses	2,614,932	2,610,521
Deferred revenue	97,995	123,228
Warrant liability	88,997	88,997
Convertible notes payable, net of discounts	911,749	605,887
Notes payable, current portion	325,343	325,343
Capital leases payable, current portion	9,084	11,125
Total current liabilities	7,188,210	6,637,216

Notes payable, less current portion	-	-
Total liabilities	7,188,210	6,637,216

Commitments and contingencies (See Note 5)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 243,660,774 and 238,893,492 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	243,715	238,889
Additional paid-in capital	35,517,628	34,700,650
Accumulated deficit	(41,078,739)	(39,348,348)
Total stockholders' deficit	(5,317,396)	(4,408,809)
Total liabilities and stockholders' deficit	$1,870,814	$2,228,407

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues
Subscriber	$61,659	$90,164
MMR Pro	10,322	-
License Fees-Biotech	500,000	-
Total revenues	571,981	90,164
Cost of revenues	159,433	113,036
Gross profit/(loss)	412,548	(22,872)
General and administrative expenses	1,007,861	1,219,315
Sales and marketing expenses	588,996	930,132
Technology development	84,814	82,139
Loss from operations	(1,269,123)	(2,254,458)
Change in valuation of derivative liabilities	-	(2,168,480)
Interest and other finance charges, net	(461,269)	(2,040,420)
Net loss	$(1,730,392)	$(6,463,358)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic and Diluted	241,541,304	188,263,878

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,730,392)	$(6,463,358)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	48,876	20,371
Change in valuation of derivative liabilities	-	2,168,480
Warrants issued for services	48,275	85,163
Stock-based compensation	416,795	656,539
Common stock issued for services	85,752	352,437
Amortization of loan discount	305,862	1,971,363
Loan commitment fee amortization	-	21,250
Subtotal - Non-cash adjustments	905,560	5,275,603
Effect of changes in:
Accounts receivable	168,771	3,175
Inventory	-	(29,022)
Prepaid expenses and other current assets	50,784	108,322
Deposits	500	-
Accounts payable and accrued expenses	4,411	136,769
Related party payables	243,677	(119,541)
Compensation & severance payable	24,318	303
Deferred revenue	(25,233)	-
Subtotal - net change in operating assets & liabilities	467,228	100,006
Net cash used in operating activities	(357,604)	(1,087,749)

Investing activities:
Purchase of property and equipment	(4,539)	-
Patents	(39,920)	-
MMRPro and Website Development	(73,032)	(20,005)
Net cash used in investing activities	(117,491)	(20,005)

Financing activities:
Net proceeds from convertible notes	-	1,142,300
Net proceeds from warrant exercises	30,000	354,195
Proceeds from equity line of credit	240,982	-
Payments of capital lease	(2,041)	(1,844)
Proceeds from stock option exercises	-	3,779
Net cash provided by financing activities	268,941	1,498,430
Net increase (decrease) in cash	(206,154)	390,676
Cash, beginning of period	363,689	487,766
Cash, end of period	$157,535	$878,442

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,172	$389
Cash paid for income taxes	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Payment of payables through issuance of notes payable	$-	$26,969
Conversion of convertible notes payable into common stock	$-	$1,330,175
Payment of accounts payable and related party payables through issuance of common stock	$68,992	$61,880

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal, Inc. ("MMRGlobal," the "Company," "we," "our," or "us"), through its wholly-owned operating subsidiary, MyMedicalRecords, Inc. ("MMR"), provides secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, and professional organizations and affinity groups. The MyMedicalRecords PHR enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords PHR is built on proprietary, patented technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. Our professional offering, MMRPro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in real time through an integrated patient portal. MMR is an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey entry level EMR solution for healthcare professionals. MMR is also an integrated service provider on Google Health.

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

Basis of Presentation

We have prepared MMRGlobal's accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

Management's Plan

As of March 31, 2011, our current liabilities exceeded our current assets by $6.4 million. Furthermore, during the three months ended March 31, 2011, we incurred losses of $1.7 million.

At March 31, 2011 and December 31, 2010, we had $157,535 and $363,689, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman, Chief Executive Officer and President) to operate our business. Although we received additional funding from The RHL Group pursuant to the Fourth Amended and Restated Note dated April 29, 2010, we nevertheless still will be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which had a balance of $1,218,947 at March 31, 2011. As a result of the above, we express uncertainty about our ability to continue as a going concern.

Our management intends to continue to utilize our available line of credit with The RHL Group (see Note 3), if necessary to address our uncertainty to continue as a going concern. At March 31, 2011, we had approximately $1,781,000 remaining as available under The RHL Group line of credit. Furthermore, we already began and plan to continue to utilize portions of our standby equity line facility with Dutchess Opportunity Fund, II, L.P. Additionally, we plan to continue to sell additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base and sell MMRPro products to obtain additional cash flow over the next twelve months. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $157,535 and $363,689 as of March 31, 2011 and December 31, 2010, respectively.

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

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2011 and December 31, 2010, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(g) INTANGIBLE ASSETS

Intangible assets are comprised of website and software development costs, domain names and patents. We account for website and software development costs in accordance with ASC 350-50, Website Development Costs, and ASC 985-20, Costs of Software to Be Sold, Leased or Marketed. Pursuant to ASC 350-50 and 985-20, we capitalize internally developed website and software costs when the website or software under development has reached technological feasibility. We amortize these costs, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website and software costs compared to the net realizable value. We then write off the amount by which the unamortized capitalized website costs exceed its net realizable value. During the three months ended March 31, 2011 and 2010, there were no impairment charges recorded.

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

Website and Software Development Costs: 5 Years

Domain Name: 5 Years

(h) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. We had no impairment charges during the three months ended March 31, 2011 and 2010.

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

We recognize revenue on sales of our MMRPro system in accordance with ASC 605-25, Revenue Recognition, Multiple- Element Arrangements. We have also adopted Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force" effective January 1, 2010.

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

(k) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the three months ended March 31, 2011 and 2010 amounted to $27,468 and $0, respectively.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the three months ended March 31, 2011 and 2010 using the following assumptions.

	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Expected life in years	5 - 10 Years	2-10 years
Stock price volatility	147.89%	111.85% - 160.66%
Risk free interest rate	3.36%	0.87% - 3.66%
Expected dividends	None	None
Forfeiture rate	0%	0%

We base the assumptions used in the Black-Scholes models upon the following data: (1) our use of the contractual life of the underlying non-employee warrants as the expected life; the expected life of the employee options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience; (2) Beginning in 2011, the volatility rate was calculated based on historical trading data of the underlying shares since January 1, 2009; (3) We base the risk free interest rate on published U.S. Treasury Department interest rates for the expected terms of the underlying options or warrants; (4) We base expected dividends on historical dividend data and expected future dividend activity; and (5) We base the expected forfeiture rate on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

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

We excluded all potential common shares from the computation of diluted net loss per common share for the three months ended March 31, 2011 and 2010 because they were anti-dilutive due to our net loss position. Stock options and warrants excluded from the computation totaled 86,487,431 shares for the three months ended March 31, 2011 and 76,642,407 shares for the three months ended March 31, 2010.

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

(o) CONCENTRATIONS

For the three months ended March 31, 2011, our largest customer (Celgene at $500,000) accounted for approximately 87.4% of our total revenue. For the three months ended March 31, 2010, our three largest customers (Alexian at $38,970, Coverdell at $26,597 and Medicalert at $15,506) accounted for approximately 90% of our total revenue.

(p) RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple- element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non- software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The adoption of this standard didn't have a material impact on our financial statements.

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

NOTE 3 - RELATED PARTY NOTE PAYABLE

On July 31, 2007, MMR entered into a promissory note agreement and a security agreement with The RHL Group, a corporation wholly owned by Robert H. Lorsch, our Chairman, Chief Executive Officer and President, to borrow up to $100,000 under a revolving line of credit. This agreement was subsequently superseded by an amended and restated promissory note on August 23, 2007 under the terms of which the line amount was increased to $1 million. Following the Merger, on April 29, 2009, we agreed to restructure MMR's secured credit facility with The RHL Group and entered into a Secured Credit Restructuring Agreement with MMR, The RHL Group and Mr. Lorsch, or the Restructuring Agreement. We issued The RHL Group a Third Amended and Restated Note and we agreed to guaranty MMR's obligations under the Third Amended Note. On April 29, 2010, we, The RHL Group and Robert H. Lorsch entered into a Fourth Amended and Restated Secured Promissory Note, or the Fourth Amended Note, and we agreed to guaranty MMR's obligations under the Fourth Amended Note (the "Guaranty"). The Fourth Amended Note amends and restates the April 29, 2009 Third Amended and Restated Secured Promissory Note Agreement. The Fourth Amended Note matures April 29, 2011, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fourth Amended Noted remained at $3,000,000. In connection with the Fourth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") that was due and payable immediately. On October 29, 2010, the Fourth Amended Note was renewed for an additional six-month term and the RHL Group received an additional $200,000 loan origination fee. In the event that we renew the Fourth Amended Note for an additional six-month term, The RHL Group would be due an additional $200,000 loan origination fee. In addition, The RHL Group received a warrant to purchase up to 2,614,684 shares of our common stock at an exercise price of $0.21 per share. This warrant is fully vested and is exercisable either in cash or on a cashless basis at any time prior to the fourth anniversary of the warrant's issuance.

The RHL Group Note payable had a balance of $1,218,947 at March 31, 2011. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2011 are as follows: $1,118,947, which are included in the Line of Credit, Related Party; and $100,000, which is related to deferred salary and consulting expenses is included in Related Party Payables. The RHL Group received a $200,000 loan origination fee in connection with the Fourth Amended Note. On May 20, 2010, The RHL Group exercised warrants to purchase 1,600,000 shares of our common stock with an exercise price of $0.125 in consideration for the loan origination fee. We recorded the loan origination fee as a deferred financing cost and we are amortizing it over the Fourth Amended Note maturity period. As of March 31, 2011, the remaining unamortized origination fee was $33,333.

Total interest expense on this note for the three months ended March 31, 2011 and 2010 amounted to $28,628 and $36,304, respectively. The unpaid interest balance as of March 31, 2011 and December 31, 2010 was $17,478 and $10,262, respectively.

In conjunction with the loan agreement noted above, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 in cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after March 31, 2011. As of March 31, 2011, we were in compliance with our financial covenants under the terms of the Fourth Amended Note.

NOTE 4 - INCOME TAXES

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

In accordance with ASC 740, Income Taxes, we have performed an analysis of our previous tax filings and determined that there we did not take any positions that we considered uncertain. Therefore, we did not have any unrecognized tax benefits as of March 31, 2011.

MMR, in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMR has based this on an expectation that the combined entity will generate net operating losses in 2011, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and nine months ended March 31, 2011.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the three months ended March 31, 2011 and 2010 was $17,386 and $17,225, respectively. Future minimum lease payments as of March 31, 2011, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2011 (remainder of)	$78,237	$8,700
2012	104,316	-
2013	69,544	-
Total minimum lease payments	$252,097	8,700
Less interest portion		(356)
		$8,344

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

On April 30, 2010, we filed a petition in the New York Supreme Court against the Lymphoma Research Foundation, or LRF, a California nonprofit corporation, to enforce our rights to certain intellectual property and biotechnology assets acquired as a part of the reverse Merger with Favrille. LRF has claimed ownership of some of these assets, including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. We answered LRF's action and filed counterclaims on July 6, 2010. Although the Company and LRF have met in mediation, the litigation is ongoing. Since then, LRF filed a motion for summary judgment with the New York Court, seeking a determination that it was the sole owner of the assets, and MMR filed papers in opposition of the motion. On September 21, 2010, the New York Court denied LRF's motion on the ground that the parties had not yet had an opportunity to conduct discovery and that LRF's motion was premature. In November 2010, LRF and MMR settled the litigation over the biotech assets, which gave the Company exclusive control of certain data and tissue samples created during trials of Favrille, Inc.'s FavId™ vaccine.

The Company is planning on filing a lawsuit against a certain former officer of pre-merger Favrille, and other potential defendants that the Company believes may have misappropriated some of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of The Company. The RHL Group lawsuit was filed against Dan Gold, a former officer and director of Favrille, and other defendants for wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. The RHL Group case is currently pending in San Diego, California. The Company's board of directors has consented to having the same law firm represent both the RHL Group, Inc. and The Company in this matter.

At this time the potential recovery for damages is unknown, however we believe damages could be significant. There is no attorneys' fees provision, so if the lawsuit ends unfavorably, we will only be liable for our attorneys' fees incurred by The Company for its representation.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

MMR has 5,000,000 shares of its preferred stock authorized. As of March 31, 2011 and December 31, 2010, there were no shares of MMR preferred stock issued and outstanding.

Common Stock

As of March 31, 2011, we are authorized to issue 650,000,000 shares of common stock. Pursuant to the Merger Agreement, we agreed to issue (or reserve for issuance) 92,599,196 shares of our common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

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

As of March 31, 2011, the total shares of our common stock issued and outstanding amounted to 243,660,774.

Warrants for Purchase of Preferred B shares

On April 1, 2007, MMR granted a warrant to purchase up to 200,000 shares of its Series B Preferred Stock at an exercise price of $2.00 per share. MMR issued this warrant to the largest distributor of employee assistance services in the U.S. as an incentive to market and sell MMR's services into their customer base. The related services agreement was for five years, and the customer never bought any services from MMR. Upon closing of the Merger on January 27, 2009, this warrant converted into a warrant to purchase up to 656,346 shares of our common stock at an exercise price of $0.61 per share. We did not record any additional expense during the three months ended March 31, 2011 resulting from the automatic adjustment of this warrant.

NOTE 7 - EQUITY ISSUANCES

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

A summary of option activity for the three months ended March 31, 2011 is presented below. Fair value of options granted for the three months ended March 31, 2011 was $57,541. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR to MMRGlobal shares.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Options	Price	(Years)
Outstanding at December 31, 2010	41,752,121	$0.12	6.72	$30,071
Granted	750,000	0.08
Exercised	-	-
Cancelled	(1,876,430)	0.15
Outstanding at March 31, 2011 (unaudited)	40,625,691	0.12		$-

Vested and expected to vest
at March 31, 2011 (Unaudited)	40,625,691	$0.12	6.61	$-

Exercisable at March 31, 2011 (Unaudited)	22,262,297	$0.13	5.09	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expense recorded for the three months ended March 31, 2011 and 2010 amounted to $416,795 and $ 656,539, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

$0.05 - 0.09	1,150,000	6.68	$ 0.08	287,500	5.03	$ 0.09
0.1 - 0.15	35,598,765	6.66	0.11	19,519,051	5.16	0.12
> 0.15	3,876,926	6.08	0.20	2,455,746	4.52	0.20
	40,625,691			22,262,297

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, we issued warrants to purchase, in the aggregate, up to 4.4 million shares of our common stock at an exercise price of $2.77 per share. These warrants were exercisable as of the date of grant through November 7, 2012. We valued the warrants using a Black-Scholes pricing model. ASC 815-40, Contracts in Entity's Own Equity, requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We applied ASC 815-40 to account for the liability as a derivative (please see our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009, for a more detailed discussion). The valuation of these warrants amounted to $88,997 as of March 31, 2011 and December 31, 2010.

Immediately prior to the Merger, we issued warrants to acquire in the aggregate 9,999,992 shares of our common stock at an average exercise price of $0.12 per share, which expire on January 26, 2014, to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. These warrants vested immediately and were valued on the date of grant using the Black-Scholes option pricing model. As this transaction occurred immediately prior to the Merger, the resulting gain on the issuance of warrants was reflected in our statement of operations. There is no impact of this transaction recorded on the accompanying consolidated statement of operations for the three months ended March 31, 2011.

On January 4, 2011, we granted a warrant to purchase up to 180,000 shares of our common stock to a third-party as payment for services. This warrant has an exercise price of $0.10 per share, with a contractual live through January 4, 2016. From the vesting commencement date, this warrant vests in 6 monthly installments. This warrant had an aggregate value of $14,669, of which $4,890 was recorded as operating expenses during the three months ended March 31, 2011.

On February 15, 2011, we granted a warrant to purchase up to 250,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.10 per share, with a contractual life through February 15, 2013. This warrant vests annually over two years and has an aggregate value of $13,635 of which $0 was recorded as operating expenses during the three months ended March 31, 2011.

On March 3, 2011, we granted a warrant to purchase up to 500,000 shares of our common stock to a third-party. This warrant had an exercise price of $0.10 per share, with a contractual life through March 3, 2013. 35% of the right to purchase shares under the warrant vested after 30 days from the vesting commencement date. Additional 35% of the right to purchase shares under the warrant vested after 60 days from the vesting commencement date. The remaining 30% will vest after 90 days from the vesting commencement date. This warrant had an aggregate value of $23,134, of which $0 was recorded as operating expenses during the three months ended March 31, 2011.

A summary of the activity of the Company's warrants for the three months ended March 31, 2010 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2010	46,889,598	0.35
Granted	930,000	0.10
Exercised	(240,000)	0.13
Cancelled	(4,094,288)	3.88
Outstanding at March 31, 2011	43,485,310	0.43

The following summarizes the total warrants outstanding and exercisable as of March 31, 2011.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.05 - $0.25	36,619,054	3.31	0.12	33,149,054	3.23	0.13
$0.25 - $2.50	2,166,346	2.09	0.39	2,166,346	2.09	0.39
> $2.50	4,699,910	1.59	2.83	4,699,910	1.59	2.83
	43,485,310			40,015,310

The weighted average fair value of warrants granted during the three months ended March 31, 2011 amounted to $0.10 per warrant.

Shares Issued for Services or Reduction to Liabilities

During the three months ended March 31, 2011, we issued 902,808 shares of common stock with a value of $85,752 to non-employees and charged to the appropriate accounts for the following reasons:

Purpose	Shares	Value

Services provided	170,000	$16,760
Reduction of payables	732,808	68,992

Total	902,808	$85,752

The 902,808 shares were not contractually restricted, however as they were unregistered they were restricted from sale until the requirements of Rule 144 under the Securities Act, as amended, permit such sale. All such shares were issued at the trading closing price on the date of issuance and such value was calculated therefrom.

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

On July 16, 2009, we entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount totaling $30,000. Subsequently, we entered into identical 12% Convertible Promissory Notes with four other unrelated third- parties for an additional $530,000, each at the same terms as described above under "Warrants." In addition, we granted a total of 3,110,000 warrants to purchase shares of our common stock in connection with these convertible notes at an exercise price equal to the lesser of (i) the product of 50% multiplied by the arithmetic VWAP of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date or (ii) $0.15. At the time, this resulted in the possibility that we may not have had enough authorized shares to settle these obligations using common stock. Instead, there was the possibility, although remote, that we may have needed to settle one or more of these contracts with cash. Consequently certain non-employee options and warrants were accounted for as derivative liabilities as of July 16, 2009.

The event giving rise to this condition was the first convertible note the Company entered into on July 16, 2009. The condition was remedied on May 5, 2010 when all convertible notes were converted into common stock and all warrants granted in connection with the convertible notes were exercised. On May 5, 2010, we valued these contracts again using the Black- Scholes option valuation model and we recorded the difference between the value at December 31, 2009 of $1,534,824 and the value at May 5, 2010 of $7,448,516, as a loss on change in value of derivatives for the year ended December 31, 2010 of $5,843,735. On May 5, 2010, we reclassified the value of the derivative liabilities back into equity.

We did not designate any of the derivatives liabilities as hedging instruments.

The inputs used for the Black-Scholes option valuation model were as follows.

	March 31, 2011	December 31, 2010
	(Unaudited)

Expected life in years	5 - 10 Years	5 - 10 Years
Stock price volatility	147.89%	111.85% - 128.94%
Risk free interest rate	3.36%	2.38% - 3.87%
Expected dividends	None	None
Forfeiture rate	0%	0%

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

	325,343	325,343
Less: current portion	325,343	325,343
Notes payable, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

In the three months ended March 31, 2011, no new notes were issued and no outstanding notes were converted.

The total interest expense attributed to all Notes and related warrants for the three months ended March 31, 2011 and 2010 was $305,862 and $1,958,300, respectively.

NOTE 10 - RESTRUCTURING ACTIVITIES

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

As of March 31, 2011, the total remaining severance liabilities amounted to $620,613, which we reflect as severance liability on the accompanying condensed consolidated balance sheets. This liability consists of $571,362 payable to former non- executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. We did not make payments during the three months ended March 31, 2011 on these severance liabilities.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

We incurred $12,500 during the three months ended March 31, 2011 and 2010 respectively, towards marketing consulting services from Bernard Stolar, a director. We included in related party payables at March 31, 2011 and December 31, 2010 $68,943 and $54,359, respectively, with respect to these services.

We also incurred $12,500 during the three months ended March 31, 2011 and 2010 towards marketing consulting services from Hector Barreto, a director. We included in related party payables at March 31, 2011 and December 31, 2010 $49,575 and $31,075, respectively, with respect to these services.

We also incurred $12,500 during the three months ended March 31, 2011 and 2010 towards finder's fees and/or consulting services from George Rebensdorf, a director. We included in related party payables at March 31, 2011 and December 31, 2010 $45,203 and $40,703, respectively, with respect to these services.

We also incurred $6,000 during the three months ended March 31, 2011 towards consulting services from Jack Zwissig, a director. We included in related party payables at March 31, 2011 and December 31, 2010 $41,950 and $30,950, respectively, with respect to these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended March 31, 2011 and 2010, the total expenses relating to this stockholder amounted to $103,257 and $12,533, respectively. In addition, we capitalized $68,571 of software development costs for the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010, the total amounts due to the stockholder and included in related party payables amounted to $857,535 and $784,278, respectively.

We incurred costs of $0 and $37,895 during the three months ended March 31, 2011 and 2010, respectively, toward consulting services from Audit Prep Services, LLC. Michael T. Psomas, member of Audit Prep Services, LLC, is a stockholder of MMRGlobal. At March 31, 2011 and December 31, 2010 we had $0 and $47,316, respectively, due to Audit Prep Services, LLC, which was recorded as a related party payable.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009. Amortization expense for the three months ended March 31, 2011 and 2010 was $12,500. We included in related party payables at March 31, 2011 and December 31, 2010 of $19,103, in respect to these services. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase the our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock, which is still outstanding as of March 31, 2011.

NOTE 12 - SUBSEQUENT EVENTS

On May 6, 2011, the Company entered into an Agreement (the "Agreement") with Nihilent Technologies, Inc., a website related software development provider of the Company ("Nihilent"). Pursuant to the Agreement, the Company shall issue Nihilent 13,152,183 shares (the "Shares") of restricted stock of the Company by May 20, 2011 (at a value of $0.06 per share) and deliver certain other consideration (collectively, the "Consideration") in exchange for a reduction to accounts payable previously reported in the Company's financial statements and relating to development services in the amount of US $789,131 primarily pertaining to the Company's MMRPro product. In addition, Nihilent has agreed, upon receipt of the Consideration, to transfer to the Company all title, right and ownership interests in all source code and other intellectual property pertaining to all products and services developed exclusively for the Company. After the issuance of the shares, Nihilent will have certain filing and reporting obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and the description of our business appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the SEC on March 31, 2011 (the "Form 10-K "). This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

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

Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under "Risk Factors" in Item 1A of the Form 10-K filed on March 31, 2011. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

Source of Revenues

We are generating revenues from the licensing of our biotech assets, which may include non-refundable license and up- front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees - Biotech" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognized these fees as revenue as payments were received. During the three months ended March 31, 2011, the Company received $500,000 from Celgene, which represents 87.4% of the total revenue for the reporting period.

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

We also have generated revenues from licensing the sale and marketing of our services internationally and, to a lesser extent, from ancillary fee payments including web and marketing development services among others. We record these licensing revenues under "License Fees" and other ancillary revenues under "Other Revenues" in our income statement. When we enter into a licensing arrangement, we are sometimes paid an upfront license fee and typically receive ongoing royalty payments that are often based on a percentage of revenue earned by our licensee. We recognize these fees over the license period. When we receive ancillary one-time payments, we record them when services or products are delivered.

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

Factors Affecting Future Results

Exploiting MMRGlobal Biotech Assets and Patents

We continue to work with scientists and experienced venture capitalists to assist us in generating revenue through licensing agreements as would be usual and customary in the biotech industry and which could include milestone payments as the term is generally used in the industry. We will also explore partnerships with manufacturers and or investors of and in Biotech products and services. These are assets and other intellectual property that we acquired from our reverse merger with Favrille. Those assets include, but are not limited to, data from our pre-Merger clinical vaccine trials, the Specifid vaccine, the anti-CD20 antibodies and certain patient samples.

Beginning in June 2009, MMRGlobal, Inc. filed various national phase filings from the Patent Cooperation Treaty patent application directed to anti-CD20 monoclonal antibodies, including in the United States, Australia, Brazil, Canada, China, Europe, India, Japan, South Korea and Mexico. We acquired the Patent Cooperation Treaty application and anti-CD20 monoclonal antibody assets through the reverse merger with Favrille, Inc., a biopharmaceutical company, in January 2009. These patent applications remain pending in the United States and various countries awaiting formal patent examination.

We also acquired certain intellectual property rights involving B & T cell vaccine technology relating to the FavID® vaccine in various stages in the United States and foreign countries through its reverse merger with Favrille, Inc. in January 2009. Various U.S. and foreign patent applications have been successfully revived to reinstate the examination process of the patent applications in countries of commercial interest. In May 2010, U.S. Patent No. 6,911,204 directed towards methods of treating B-cell mediated malignancies was revived. In November 2010, a patent was awarded in Singapore relating to the B-Cell Pathologies. In December 2010, a similar patent was awarded in Mexico. We continue to pursue and maintain available intellectual property protection relating to the FavId/SpecifID vaccine intellectual property portfolio in the United States and major foreign markets of interest. The Company has been working to perfect the patent condition of the biotech assets obtained from the reverse merger with Favrille, Inc. for more than a year and a half. As a result, MMRGlobal also has patent applications pending in 13 foreign countries of commercial interest that provide competitive advantages for this biotechnology, including its SpecifID vaccine.

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

MMRPro

MMRPro was launched in late 2009. During the second quarter of 2010 we sold our first MMRPro systems to physician offices and value-added resellers. We projected full deployment on a nationwide basis during the third quarter. However, as a result of the launch of MMRPro and feedback from what Kodak calls "voice of customer," Kodak is introducing a new Scan Station 550 that is designed to replace the Scan Station 520 which is part of MMRPro.

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

Hispanic Marketing

As a result of our relationship with Kodak, Kodak became a sponsor of The Latino Coalition at its annual Economic Summit for Hispanic entrepreneurs on May 5th, 2010. MMR and Kodak plan on working together to introduce the MMR Personal Health Record, and where relevant MMRPro, which includes Kodak's document imaging solution, to physician groups and hospitals serving the Latino community. Our relationship with The Latino Coalition started in the first quarter of 2009. The Latino Coalition is a non-profit organization with nearly 600,000 business members nationwide. Mr. Barreto, one of the members of our Board of Directors, is the Chairman of the Latino Coalition.

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

We have contracted with an outbound telemarketing service organization in an effort to sell Personal Health Records and MyEsafeDepositBox direct to consumers.

MyEsafeDepositBox

We have introduced our redesigned upgraded version of MyEsafeDepositBox which will includes all the features of our MyMedicalRecords.com product. We will market MyEsafeDepositBox direct to consumers, financial institutions and is also serving as the infrastructure for Chartis products and services.

MMRGlobal Advertising and Sales Promotions

We have launched a variety of informational web-based videos and television commercials to market our products and services. These can be seen at www.mmrontv.com, www.mmrtheatre.com, www.myesafevideos.com, www.mmrprovideos.com and www.mmrvideos.com. We are in the process of working with outside marketing agencies to develop online promotion programs and assist us in the placement of online and broadcast advertising.

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

Insurance and Banking

On March 22, 2010, we entered into a Master Services Agreement with Chartis International LLC, or Chartis. Chartis provides a wide range of insurance solutions and is one of the world's leading property-casualty and general insurance organizations, with operations in over 160 countries and jurisdictions. We believe that Chartis will provide MMR's secure online Personal Health Record, or PHR, to Chartis policyholders worldwide starting next year. Initially, we anticipate launching Chartis- branded products in the United Kingdom, France, Germany, Japan, South Korea, Singapore, Malaysia, South Africa, Russia, Ukraine, Finland, Hungary, Czech Republic, Poland, Israel, Estonia, Lithuania, Romania and other countries in Europe, Asia and the Commonwealth of Independent States in addition to select countries in Central and South America, including Argentina. We expect translations of our products to be available first in English, Spanish, French, German, Italian, Japanese and Chinese.

We are also in active negotiations with one of the world's largest bank regarding the deployment of a paperless loan processing solutions whereby loan documents can be delivered electronically through our MyESafeDepositBox product with resultant completed documents being filed in a permanent on-line MyESafeDepositBox account offered by the financial institution.

China

We entered into a Cooperation Agreement with Unis-TongHe Technology Co, or UNIS, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, UNIS and us agreed to form a joint venture in China for the purpose of deploying our personal health record services and document imaging and management solutions as part of a total Electronic Medical Record, or EMR, solution in China. Upon approval of the venture by the Chinese government, we will own 40% of the joint venture and UNIS will own 60%. We are in the process of complying with additional document request necessary to form the Joint Venture with the Chinese government. When approved by the government, the joint Venture plans on developing a comprehensive EMR system in compliance with recent development criteria being proposed by the Chinese government. The Unis-TongHe MMR Medical Information Technology Service Group Joint Venture, or JV, has begun formalizing numerous plans to commence numerous medical records projects in China, which includes MMR's Personal Health Records services and other related products. Meanwhile, the JV partners are actively involved in working together on bidding on several Chinese government projects utilizing MMR technologies, platforms and features and have recently deployed full-time technical support in China. In China, Unis-TongHe (as a Chinese Company) is submitting UNIS/MMR Joint Venture bids for rights to offer our products in several Provinces in China including Henan Province, whose population is nearly 100 million people or one third of the population of the United States.

As a result of lead times to develop customized EMR solutions in response to government specifications, this effort could take several years. In the meantime, we continue to leverage our resources in China with other U.S. partners on the ground in China including Kodak and Alcatel Lucent. As a result, we anticipate selling MMRPro in conjunction with Kodak resellers or Alcatel Lucent in the Asia Pacific region in advance of a UNIS MMR EMR product launch.

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

We are also working to sell our PHR products and services to the biotech industry so pharmaceutical companies can use them to monitor clinical trials.

Results of Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

The following table sets forth items in our statements of operations for the periods indicated.

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
Subscriber	$61,659	$90,164
MMR Pro	10,322	-
License Fees-Biotech	500,000	-
Total revenues	571,981	90,164
Cost of revenues	159,433	113,036
Gross profit (loss)	412,548	(22,872)
General and administrative expenses	1,007,861	1,219,315
Sales and marketing expenses	588,996	930,132
Technology development	84,814	82,139
Loss from operations	(1,269,123)	(2,254,458)
Change in valuation of derivative liabilities	-	(2,168,480)
Interest and other finance charges, net	(461,269)	(2,040,420)
Net loss	$(1,730,392)	$(6,463,358)

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Revenues. Revenues for the first quarter of 2011 were $571,981, an increase of $481,817 or 534.4% compared to $90,164 in 2010. The increase was primarily due to $500,000 in biotech-related license fees received from Celgene upon completion of a milestone as stipulated in the agreement the Company entered into with Celgene in 2010.

Cost of revenue. Cost of revenue increased by $46,397, or 41.0%, from $113,036 for the first quarter of 2010 to $159,433 in 2011, because of significant website redevelopment costs to launch the new eSafe user interface, redesign of the MMRPro consumer site, maintenance expenses as well as the hardware component of the MMRPro system. Gross profit as a percentage of revenues was 72.1% in the first quarter of 2011, as compared to a loss of 25.4% in 2010. Gross profit as a percentage of revenues increased due primarily to biotech licensing fees received from Celgene with no corresponding cost increase.

Operating expenses. The following table sets forth the individual components of our operating expenses for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
General and administrative expenses	$1,007,861	$1,219,315
Sales and marketing expenses	588,996	930,132
Technology development	84,814	82,139
Total	$1,681,671	$2,231,586

General and administrative expenses decreased by $211,454, or 17.3%, from $1,219,315 in the first quarter of 2010 to $1,007,861 in 2011. The decrease was driven primarily by lower stock-based compensation expenses of approximately $118,000 and lower audit and accounting fees of approximately $120,000 in the first quarter of 2011 as compared to 2010.

Sales and marketing expenses decreased by $341,136, or 36.7%, from $930,132 in the first quarter of 2010 to $588,996 in 2011. The decrease was driven primarily by lower stock-based compensation expenses of approximately $122,000 and non- cash equity-based compensation and payments of approximately $237,000 for marketing and consulting services with health- care and research providers incurred in 2010. No such consulting services took place in 2011.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. No change in valuation was recorded for the reporting periods.

We also had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. As a result, a loss of $2,160 was recorded for the quarter ended March 31, 2010. We remedied this condition during the second quarter of 2010 and reclassified the value of the derivative liabilities back into equity. Since then, no additional valuation was recorded.

The change in valuation of derivative amounts impacting our statement of operations for the year ending December 31, 2010 was a non- cash expense.

Interest and Other Finance Charges, Net. We had interest and other finance charges, net of $461,269 for the three months ended March 31, 2011, a decrease of $1,579,151 from $2,040,420 for the three months ended March 31, 2010. The decrease was primarily due to non-cash interest expense of $1,971,363 attributed to the conversion feature and warrant issued with the 12% Convertible Promissory Notes during the three months ended March 31, 2010.

Net loss. As a result of the foregoing, we had a net loss of $1,730,392 for the three months ended March 31, 2011 compared to a net loss of $6,463,358 for the three months ended March 31, 2010.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2010 financial statements for the year ended December 31, 2010 related to the uncertainty of our ability to continue as a going concern. At March 31, 2011, our current liabilities of $7,188,210 exceeded our cash and cash equivalents of $157,535.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of March 31, 2011, the Company's current liabilities exceeded its current assets by $6.4 million. We have incurred net losses of $1,730,392 and 6,463,358 for the three months ended March 31, 2011 and 2010, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating its business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn, over the next twelve months, the Company's existing current assets will sustain our business for approximately three months.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,218,947 at March 31, 2011), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to the RHL Group. At March 31, 2011, we had a line of credit with The RHL Group in the amount of $3 million. Availability under this line of credit at this time is $1.8 million as of March 31, 2011.

Furthermore, we may utilize portions of our $10 million standby equity line facility with Dutchess Opportunity Fund, II, L.P. as needed. Additionally, we expect to continue offering a limited amount of convertible debt during the remainder of 2011. The Company also expects sales from its MMRPro system to generate revenue and gross profit that will significantly improve its monthly and annual cash burn from operations.

Cash Flows for the Three months ended March 31, 2011 compared to Three Months Ended March 31, 2010

Net cash used in operating activities for the three months ended March 31, 2011 was $357,604, compared to $1,087,749 used in the similar period in 2010. In 2011, we had a net loss of $1,730,392, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, change in valuation of derivative liabilities, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets) of $905,560, less changes in operating assets and liabilities of $467,228. In 2010, cash used in operating activities included net loss of $6,463,358, less similar non-cash adjustments of $5,275,603, less changes in operating assets and liabilities of $100,006. Compared to 2010, non-cash adjustments in 2011 were lower due primarily to the change in valuation of derivative liabilities and lower amortization of loan discount. Net operating assets were lower in 2011 due to decrease in business activity.

Net cash used in investing activities in the first three months ended March 31, 2011 and 2010 totaled $117,491 and $20,005 respectively. In 2011, in addition to the normal spending for equipment, the Company also invested in patent applications, and MMRPro website development.

Net cash provided by financing activities in the first three months ended March 31, 2011 and 2010 totaled $268,941 and $1,498,430 respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes, common shares and net proceeds from draw downs on our line of credit from the RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our chairman, Chief Executive Officer and President. Higher financing activities in 2010 were primarily from the issuance of convertible notes.

As of March 31, 2011, we had cash and cash equivalents of $157,535, compared to $878,442 at March 31, 2010.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group Note payable had a balance of $1,218,947 at March 31, 2011. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2011 are as follows: $1,118,947, which are included in the line of credit, related party; and $100,000, which is related to deferred salary and consulting expenses is included in related party payables. The RHL Group received a $200,000 loan origination fee in connection with the Fourth Amended Note. We recorded the loan origination fee as a deferred financing cost and we are amortizing it over the Fourth Amended Note maturity period. As of March 31, 2011, the remaining unamortized origination fee was $33,333.

Total interest expense on this note for the three months ended March 31, 2011 and 2010 amounted to $28,628 and $36,304, respectively. The unpaid interest balance as of March 31, 2011 and December 31, 2010 was $17,478 and $10,262, respectively.

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

For a more complete description of the terms of the Cooperation Agreement, please see Exhibit 10.26, filed with our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Intentionally omitted.

Item 4. Controls and Procedures

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of March 31, 2011.

Changes in Internal Controls over Financial reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the three months ended March 31, 2011.

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

On April 30, 2010, we filed a petition in the New York Supreme Court against the Lymphoma Research Foundation, or LRF, a California nonprofit corporation, to enforce our rights to certain intellectual property and biotechnology assets acquired as a part of the reverse Merger with Favrille. LRF has claimed ownership of some of these assets, including samples and data which were transferred to LRF in the summer of 2008. Also on April 30, 2010, LRF filed a declaratory relief action in the New York Supreme Court asserting its rights over the aforementioned samples and data. We answered LRF's action and filed counterclaims on July 6, 2010. Although the Company and LRF have met in mediation, the litigation is ongoing. Since then, LRF filed a motion for summary judgment with the New York Court, seeking a determination that it was the sole owner of the assets, and MMR filed papers in opposition of the motion. On September 21, 2010, the New York Court denied LRF's motion on the ground that the parties had not yet had an opportunity to conduct discovery and that LRF's motion was premature. In November 2010, LRF and MMR settled the litigation over the biotech assets, which gave the Company exclusive control of certain data and tissue samples created during trials of Favrille, Inc.'s FavId™ vaccine.

The Company is planning on filing a lawsuit against a certain former officer of pre-merger Favrille, and other potential defendants that the Company believes may have misappropriated some of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of The Company. The RHL Group lawsuit was filed against Dan Gold, a former officer and director of Favrille, and other defendants for wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. The RHL Group case is currently pending in San Diego, California. The Company's board of directors has consented to having the same law firm represent both the RHL Group, Inc. and The Company in this matter.

At this time the potential recovery for damages is unknown, however we believe damages could be significant. There is no attorneys' fees provision, so if the lawsuit ends unfavorably, we will only be liable for our attorneys' fees incurred by The Company for its representation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011, we have made the following unregistered sales of equity securities:

On January 31, 2011 the Company granted 120,000 shares of common stock to a vendor who chose to receive full payment in equity for marketing and advertising services rendered valued at $12,000.

On February 6, 2011 the Company granted 9,143 shares of common stock to a consultant who elected to receive 20% of their fees in the form of equity valued at $640.

On various days from March 10, 2011 through March 25, 2011, the Company's CEO, Robert Lorsch, exercised 240,000 warrants for common stock in exchange for a reduction in related party payables of $30,000.

On April 2, 2011 the Company granted 63,632 shares of common stock to a note holder for interest payment of $3,945.

On April 18, 2011 the Company granted 1,345,171 shares of common stock to a note holder who exercised a right to convert $50,000 of a convertible promissory note.

On May 2, 2011 the Company granted 22,858 shares of common stock to a vendor who chose to receive full payment in equity for a one day of consulting services.

On May 6, 2011 the Company granted 13,152,183 shares of common stock to our technology partner for a reduction to accounts payable previously reported in the Company's financial statements and relating to development services in the amount of $789,131.

All securities referenced above were issued in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and the rules promulgated thereunder. The certificates representing such securities bear legends to that effect.

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

Date: May 16, 2011

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