Form 10-Q
period 2011-06-30
MMRGlobal, Inc.
filed 2011-08-15
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 21, 2011, the issuer had 295,233,273 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$273,837	$363,689
Accounts receivable, less allowances of $19,200 in 2011 and in 2010	465,898	436,740
Inventory	55,556	84,261
Prepaid expenses and other current assets	322,863	370,483
Total current assets	1,118,154	1,255,173

Long-term investments
Investment in equity securities, at cost	56,000	56,000
Total long-term investments	56,000	56,000

Property and equipment, net	38,874	42,931
Deposits	3,370	3,870
Intangible assets, net	1,030,012	870,433
Total assets	$2,246,410	$2,228,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$965,313	$984,842
Related party payables	500,989	1,254,681
Compensation payable	60,297	11,979
Severance liability	620,613	620,613
Accounts payable and accrued expenses	2,788,290	2,610,521
Deferred revenue	180,595	123,228
Warrant liability	-	88,997
Convertible notes payable, net of discounts	823,524	605,887
Notes payable, current portion	325,343	325,343
Capital leases payable, current portion	6,997	11,125
Total current liabilities	6,271,961	6,637,216

Notes payable, less current portion	-	-
Total liabilities	6,271,961	6,637,216

Commitments and contingencies (See Note 5)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 293,454,717 and 238,893,492 shares issued and outstanding as of June 30, 2011 and
December 31, 2010, respectively	293,509	238,889
Additional paid-in capital	39,136,650	34,700,650
Accumulated deficit	(43,455,710)	(39,348,348)
Total stockholders' deficit	(4,025,551)	(4,408,809)
Total liabilities and stockholders' deficit	$2,246,410	$2,228,407

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Subscriber	$64,637	$87,346	$126,296	$177,510
MMR Pro	101,000	108,636	111,322	108,636
License Fees-Biotech	-	115	500,000	115
Total revenues	165,637	196,097	737,618	286,261
Cost of revenues	78,331	160,376	237,764	273,412
Gross profit	87,306	35,721	499,854	12,849
General and administrative expenses	1,053,986	1,154,998	2,061,847	2,374,313
Sales and marketing expenses	658,653	598,871	1,247,649	1,529,003
Technology development	78,602	64,085	163,416	146,224
Loss from operations	(1,703,935)	(1,782,233)	(2,973,058)	(4,036,691)
Change in valuation of derivative liabilities	51,199	(3,961,083)	51,199	(6,129,563)
Interest and other finance charges, net	(724,410)	(2,121,322)	(1,185,679)	(4,161,742)
Net loss	$(2,377,146)	$(7,864,638)	$(4,107,538)	$(14,327,996)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.07)

Weighted average common shares outstanding:
Basic and Diluted	267,576,023	212,834,956	254,630,582	200,617,293

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(4,107,538)	$(14,327,996)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	98,487	46,322
Change in valuation of derivative liabilities	(126,795)	6,129,563
Warrants issued for services	326,796	572,982
Stock-based compensation	721,829	962,525
Common stock issued for services	267,630	571,213
Amortization of loan discount - Convertible Debt and RHL Group	1,088,206	3,628,212
Gain on sale of shares	-	(5,900)
Subtotal - Non-cash adjustments	2,376,152	11,904,917
Effect of changes in:
Accounts receivable	(29,158)	(115,046)
Inventory	28,705	(48,772)
Prepaid expenses and other current assets	47,620	174,681
Deposits	500	-
Accounts payable and accrued expenses	177,769	59,910
Related party payables	144,508	(50,314)
Compensation & severance payable	48,318	(195)
Deferred revenue	57,367	64,406
Subtotal - net change in operating assets & liabilities	475,629	84,670
Net cash used in operating activities	(1,255,757)	(2,338,409)

Investing activities:
Purchase of property and equipment	(7,779)	-
Filing of Biotech Patents	(93,037)	(67,476)
Costs of continuing MMRPro and Website Development	(153,191)	(93,560)
Net cash used in investing activities	(254,008)	(161,036)

Financing activities:
Net proceeds from convertible notes	831,436	1,892,747
Net proceeds from warrant exercises	104,280	716,500
Proceeds from (repayment of) equity line of credit	442,822	(98,229)
Payments of capital lease	(4,128)	(3,736)
Proceeds from stock option exercises	45,503	3,779
Net cash provided by financing activities	1,419,913	2,511,061
Net increase (decrease) in cash	(89,852)	11,616
Cash, beginning of period	363,689	487,766
Cash, end of period	$273,837	$499,382

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,319	$29,898
Cash paid for income taxes	$2,865	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Payment of payables through issuance of notes payable	$24,387	$-
Conversion of convertible notes payable into common stock	$792,386	$2,298,814
Payment of accounts payable and related party payables through issuance of common stock	$1,051,908	$746,863

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal, Inc. ("MMRGlobal," the "Company," "we," "our," or "us"), through its wholly-owned operating subsidiary, MyMedicalRecords, Inc. ("MMR"), provides secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, and professional organizations and affinity groups. MMR is an integrated service provider on Google Health and on July 22, 2011 signed an agreement with Microsoft to begin the process of integrating with Microsoft's Healthvault.

The MyMedicalRecords PHR enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords PHR is built on proprietary, patented technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. Our professional offering, MMRPro, is a document management and imaging system designed to give a physicians' office an easy and cost-effective entry level solution to digitize paper-based medical records and share them with patients in real time through an integrated patient portal located at MMRPatientView.com. MMR has become an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey entry level EMR solution for healthcare professionals.

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

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiary MMR. We eliminated all intercompany transactions and balances upon consolidation.

Basis of Presentation

We have prepared MMRGlobal's accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended June 30, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

Management's Plan

As of June 30, 2011, our current liabilities exceeded our current assets by $5.2 million. Furthermore, during the six months ended June 30, 2011, we incurred losses of $4.1 million.

At June 30, 2011 and December 31, 2010, we had $273,837 and $363,689, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman, Chief Executive Officer and President) to operate our business. Although we received additional funding from The RHL Group pursuant to the Fifth Amended and Restated Note dated April 29, 2011, we will still be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which had a balance of $1,391,587 at June 30, 2011. As a result of the above, we express uncertainty about our ability to continue as a going concern.

Our management intends to continue to utilize our available line of credit with The RHL Group (see Note 3), if necessary to address our uncertainty to continue as a going concern. At June 30, 2011, we had approximately $1,608,000 remaining as available under The RHL Group line of credit. Additionally, we already began and plan to continue to utilize portions of our standby equity line facility with Dutchess Opportunity Fund, II, L.P. Furthermore, we plan to continue to sell additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base and sell MMRPro products to obtain additional cash flow over the next twelve months. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

If we are unable to utilize our available line of credit with The RHL Group, our standby equity line with Dutchess, or obtain suitable alternative debt financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) MANAGEMENT'S USE OF ESTIMATES

Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets, derivative liabilities and stock-based compensation. Management bases these estimates on historical experience and on various other factors that management believes to be reasonable under the circumstances. You should be aware that actual results could differ from those estimates.

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $273,837 and $363,689 as of June 30, 2011 and December 31, 2010, respectively.

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

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2011 and December 31, 2010, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

We utilize ASC 820-10 for valuing financial assets and liabilities measured on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles, and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. ASC 820-10 does not require any new fair value measurements.

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

In determining the appropriate fair value of the warrant liability, we used Level 3 inputs for our valuation methodology. We applied the Black-Scholes model to value the warrant liability. See Note 7 for the inputs used in the Black-Scholes option valuation model.

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

(g) INTANGIBLE ASSETS

Intangible assets are comprised of website and software development costs, domain names and patents. We account for website and software development costs in accordance with ASC 350-50, Website Development Costs, and ASC 985-20, Costs of Software to Be Sold, Leased or Marketed. Pursuant to ASC 350-50 and 985-20, we capitalize internally developed website and software costs when the website or software under development has reached technological feasibility. We amortize these costs, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website and software costs compared to the net realizable value. We then write off the amount by which the unamortized capitalized website costs exceed its net realizable value. During the six months ended June 30, 2011 and 2010, there were no impairment charges recorded.

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

Website and Software Development Costs: 5 Years

Domain Name: 5 Years

(h) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. We had no impairment charges during the six months ended June 30, 2011 and 2010.

(i) REVENUE RECOGNITION

We generate our revenues from services, which are comprised of providing electronic access to consumer medical records and other vital documents, providing document imaging and storage solutions to professionals in the medical field as well as the legal, banking and other fields giving them the ability to share documents with patients and clients, and the licensing of our services and biotechnology assets. We recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and we reasonably are assured of collectability of the resulting receivable.

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

We determined all elements to be separate units of accounting as they have standalone value to the customers and/or they are sold by other vendors on a standalone basis. Delivery of the hardware, software licenses and certain software elements of these arrangements occur at the inception of the agreement. We deliver installation and training at the inception of the agreement. We provide telephone lines and online secure storage over the three year term of the agreement. We include warranties in the arrangements, however the third party product manufacturer, and not us, is obligated to fulfill such warranties. The contracts are paid in advance and are not refundable.

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

We measure and record uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than- not recognition threshold at the effective date may be recognized or continue to be recognized.

(k) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the three and six months ended June 30, 2011 amounted to $27,468 and $74,623, respectively, while advertising expenses for the three and six months ended June 30, 2010 amounted to $100,000.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the three and six months ended June 30, 2011 and 2010 using the following assumptions.

	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

Expected life in years	5 - 10 Years	5 - 10 Years
Stock price volatility	147.89% - 147.89%	111.85% - 128.82%
Risk free interest rate	0.56% - 3.36%	2.38% - 3.87%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the three and six months ended June 30, 2011 and 2010 because they were anti-dilutive due to our net loss position. Stock options and warrants excluded from the computation totaled 90,509,649 shares for the three and six months ended June 30, 2011 and 76,047,221 shares for the three and six months ended June 30, 2010.

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

(o) CONCENTRATIONS

For the three months ended June 30, 2011, our four largest customers (PCS International at $79,574, Coverdell at $18,509, Medicalert at $11,379, and E-Mail Frequency at $11,070) accounted for approximately 75.1% of our total revenue.

For the six months ended June 30, 2011, our four largest customers (Celgene at $500,000, PCS International at $79,574, Coverdell at $36,459, and Medicalert at $21,879) accounted for approximately 86.5% of our total revenue.

For the three months ended June 30, 2010, the Company's four largest customers accounted for approximately 68.2% of the Company's total revenue.

For the six months ended June 30, 2010, these same four customers accounted for approximately 69.6% of the Company's total revenue.

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

NOTE 3 - RELATED PARTY NOTE PAYABLE

On July 31, 2007, MMR entered into a promissory note agreement and a security agreement with The RHL Group, a corporation wholly owned by Robert H. Lorsch, our Chairman, Chief Executive Officer and President, to borrow up to $100,000 under a revolving line of credit. This agreement was subsequently superseded by an amended and restated promissory note on August 23, 2007 under the terms of which the line amount was increased to $1 million. Following the Merger, on April 29, 2009, we agreed to restructure MMR's secured credit facility with The RHL Group and entered into a Secured Credit Restructuring Agreement, or the Restructuring Agreement, with MMR, The RHL Group and Mr. Lorsch. We issued The RHL Group a Third Amended and Restated Note and we agreed to guaranty MMR's obligations under the Third Amended Note. On April 29, 2010, we, The RHL Group and Robert H. Lorsch entered into a Fourth Amended and Restated Secured Promissory Note, or the Fourth Amended Note, and we agreed to guaranty MMR's obligations under the Fourth Amended Note (the "Guaranty"). The Fourth Amended Note amends and restates the April 29, 2009 Third Amended and Restated Secured Promissory Note Agreement. The Fourth Amended Note matures April 29, 2011, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fourth Amended Noted remained at $3,000,000. In connection with the Fourth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") that was due and payable immediately. On October 29, 2010, the Fourth Amended Note was renewed for an additional six-month term and the RHL Group received an additional $200,000 loan origination fee. On May 24, 2011, we entered into a Fifth Amended and Restated Promissory Note, or the Fifth Amended Note. The Fifth Amended Note amended and restated that certain Fourth Amended and Restated Promissory Note by extending the maturity date of the Existing Note for one year to April 29, 2012. In connection with the Fifth Amended Note, and in addition to the Origination Fee, the Company has issued The RHL Group warrants to purchase 2,796,566 shares of the Company common stock at $0.051 per share. On May 26, 2011, the RHL Group elected to exercise its right to convert 1.6 million shares of the Company's stock at $0.125 cents per share which was approximately 300% of the closing market price of that day, in consideration of the loan origination fee. We recorded the loan origination fee as a deferred financing cost and we are amortizing it over the Fifth Amended Note maturity period. As of June 30, 2011, the remaining unamortized origination fee was $166,667.

The RHL Group Note payable had a balance of $1,391,587 at June 30, 2011. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2011 are as follows: $1,266,587, which are included in the Line of Credit, Related Party; and $125,000, which is related to deferred salary and consulting expenses included in Related Party Payables.

Total interest expense on this note for the three months ended June 30, 2011 and 2010 amounted to $34,441 and $30,656, respectively. Total interest expense on this note for the six months ended June 30, 2011 and 2010 amounted to $66,069 and $66,959, respectively. The unpaid interest balance as of June 30, 2011 and December 31, 2010 was $24,577 and $10,262, respectively.

In conjunction with the loan agreement noted above, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 in cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 30, 2011. As of June 30, 2011, we were in compliance with our financial covenants under the terms of the Fifth Amended Note.

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

In accordance with ASC 740, Income Taxes, we have performed an analysis of our previous tax filings and determined that there we did not take any positions that we considered uncertain. Therefore, we did not have any unrecognized tax benefits as of June 30, 2011.

MMR, in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMR has based this on an expectation that the combined entity will generate net operating losses in 2011, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and nine months ended June 30, 2011.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the three months ended June 30, 2011 and 2010 was $32,079 and $32,405, respectively. Total rent expense for the six months ended June 30, 2011 and 2010 was $49,465 and $49,630, respectively. Future minimum lease payments as of June 30, 2011, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2011 (remainder of)	$52,158	$7,125
2012	104,316	-
2013	69,544	-
Total minimum lease payments	$226,018	7,125
Less interest portion		(128)
		$6,997

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

On May 6, 2011, the RHL Group agreed to guarantee up to $250,000 in payments to a vendor for future services to be rendered. In consideration of this guarantee, the RHL Group is entitled to (i) a warrant to purchase 650,000 shares of our common stock, at an exercise price of $0.46 per share, which was the closing price of our common stock on the date of the transaction, and (ii) 125,000 shares of our common stock priced as of the same date. In the event that the RHL Group has to perform on this guarantee, interest on any outstanding balance paid to the vendor by the RHL Group will be added to the balance of the Line of Credit. Additionally, any balances due to this vendor at any given time will reduce the amount available under the Line of Credit. As of this date the shares have not been issued. .

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

On July 31, 2011, Ropers, Majeski, Kohn and Bentley (Ropers), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, filed a civil complaint on behalf of MyMedicalRecords.com (MMR) in the Superior Court For the State of California, County of Los Angeles. Named as defendants in that case are Taylor Armstrong, Russell Armstrong and a corporation known as NuWay Digital Systems. Among other things, the Complaint alleges that Taylor Armstrong and her husband Russell Armstrong breached a 2007 settlement agreement between themselves and MMR. The settlement agreement entitles MMR to liquidated damages of $1,000,000 for the first such breach and $250,000 for each ensuing breach. To date, three breaches have been alleged. Ropers continues to investigate and will amend the Complaint in the event that additional breaches are uncovered.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

MMR has 5,000,000 shares of its preferred stock authorized. As of June 30, 2011 and December 31, 2010, there were no shares of MMR preferred stock issued and outstanding.

Common Stock

As of June 30, 2011, we are authorized to issue 650,000,000 shares of common stock. Pursuant to the Merger Agreement, we agreed to issue (or reserve for issuance) 92,599,196 shares of our common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

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

As of June 30, 2011, the total shares of our common stock issued and outstanding amounted to 293,454,717.

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

A summary of option activity for the six months ended June 30, 2011 is presented below. Fair value of options granted for the six months ended June 30, 2011 was $60,044. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR to MMRGlobal shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2010	41,752,121	$0.12	6.72	$30,071
Granted	800,000	0.08
Exercised	(433,360)	0.10
Cancelled	(2,304,604)	0.17
Outstanding at June 30, 2011 (unaudited)	39,814,157	0.12		$-

Vested and expected to vest
at June 30, 2011 (Unaudited)	39,814,157	$0.12	6.38	$-

Exercisable at June 30, 2011 (Unaudited)	23,015,876	$0.13	4.84	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expense recorded for the three months ended June 30, 2011 and 2010 amounted to $305,819 and $306,585, respectively. Total stock option expense recorded for the six months ended June 30, 2011 and 2010 amounted to $721,829 and $962,525, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

$0.05 - 0.09	1,200,000	6.57	$ 0.08	418,750	5.36	$ 0.09
0.10 - 0.15	35,165,405	6.39	0.11	19,998,374	4.75	0.12
> 0.15	3,448,752	6.30	0.19	2,598,753	5.45	0.19
	39,814,157			23,015,876

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, we issued warrants to purchase, in the aggregate, up to 4.4 million shares of our common stock at an exercise price of $2.77 per share. These warrants were exercisable as of the date of grant through November 7, 2012. We valued the warrants using a Black-Scholes pricing model. ASC 815-40, Contracts in Entity's Own Equity, requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We applied ASC 815-40 to account for the liability as a derivative (please see our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009, for a more detailed discussion). The valuation of these warrants amounted to $0 and $88,997 as of June 30, 2011 and December 31, 2010, respectively.

Immediately prior to the Merger, we issued warrants to acquire in the aggregate 9,999,992 shares of our common stock at an average exercise price of $0.12 per share, which expire on January 26, 2014, to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. These warrants vested immediately and were valued on the date of grant using the Black-Scholes option pricing model. As this transaction occurred immediately prior to the Merger, the resulting gain on the issuance of warrants was reflected in our statement of operations. There is no impact of this transaction recorded on the accompanying consolidated statement of operations for the three and six months ended June 30, 2011.

On January 4, 2011, we granted a warrant to purchase up to 180,000 shares of our common stock to a third-party as payment for services. This warrant has an exercise price of $0.10 per share, with a contractual life through January 4, 2016. From the vesting commencement date, this warrant vests in 6 monthly installments. This warrant had an aggregate value of $14,604, of which $7,302 and $12,170 were recorded as operating expenses during the three and six months ended June 30, 2011, respectively.

On February 15, 2011, we granted a warrant to purchase up to 250,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.10 per share, with a contractual life through February 15, 2013. This warrant vests annually over two years and has an aggregate value of $13,464 of which $1,683 was recorded as operating expenses during the three and six months ended June 30, 2011.

On March 3, 2011, we granted a warrant to purchase up to 500,000 shares of our common stock to a third-party. This warrant had an exercise price of $0.10 per share, with a contractual life through March 3, 2013. 35% of the right to purchase shares under the warrant vested after 30 days from the vesting commencement date. Additional 35% of the right to purchase shares under the warrant vested after 60 days from the vesting commencement date. The remaining 30% will vest after 90 days from the vesting commencement date. This warrant had an aggregate value of $22,821, which was recorded as operating expenses during the three and six months ended June 30, 2011.

On April 15, 2011 the Company issued warrants to purchase 938,616 shares of common stock in connection to the issuance of 6% Convertible Promissory Notes with an unrelated third-party for a principal amount of $156,436. The term of the warrants is five years and the exercise price is the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable exercise date, or (ii) $0.02. This warrant had a bifurcated value of $29,612 and accounted for as a discount on debt. Such discount will be amortized and recorded as interest expense over the life of the notes or at conversion.

On May 20, 2011 the Company issued warrants to purchase an aggregate of 2,710,000 shares of common stock in connection to the issuance of Convertible Promissory Notes with five unrelated third-parties for a principal amount totaling $540,000. The term of the warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date. The aggregated value of these warrants amounted to $39,668. On the date of investment, all the aforementioned parties converted their promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $39,668 discount was recorded as interest expense during the three and six months ended June 30, 2011 with an offset to additional paid in capital.

On May 24, 2011 the Company issued warrants to purchase 500,000 shares of common stock in connection to the issuance of 8% Convertible Promissory Notes with an unrelated third-party for a principal amount totaling $100,000. The term of the warrants is three years and the exercise price is the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or (ii) $0.022. This warrant had a bifurcated value of $6,667 and accounted for as a discount on debt. Such discount will be amortized and recorded as interest expense over the life of the notes or at conversion.

On May 24, 2011 the Company granted 2,796,566 warrants to purchase shares of our common stock to The RHL Group in connection with the Fifth Amended Note (see Note 3). This warrant had an exercise price of $0.051 per share, with a contractual life through May 24, 2016. This warrant vested upon commencement and has an aggregate value of $105,442, which was recorded as interest expenses during the three and six months ended June 30, 2011.

On May 26, 2011 we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.051 per share, with a contractual life through May 26, 2012. This warrant will vest upon the closing of a transaction between the Company and a third-party introduced to the Company by such third-party service provider and has an aggregate value of $20,907.

On May 26, 2011 we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.051 per share, with a contractual life through May 26, 2012. This warrant vested at commencement and had an aggregate value of $20,907, which was recorded as operating expenses during the three and six months ended June 30, 2011.

On June 1, 2011 we granted a warrant to purchase 75,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.06 per share, with a contractual life through June 1, 2012. This warrant vested at commencement and had an aggregate value of $1,048, which was recorded as operating expenses during the three and six months ended June 30, 2011.

On June 1, 2011 we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.06 per share, with a contractual life through June 1, 2012. This warrant vested at commencement and had an aggregate value of $13,975, which was recorded as operating expenses during the three and six months ended June 30, 2011.

On June 10, 2011 we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.055 per share, with a contractual life through June 10, 2013. This warrant will vest upon the holder generating at least $100,000 in gross revenue from the licensing agreement using the technology of the Company and had an aggregate value of $31,294.

On June 10, 2011 we granted a warrant to purchase 500,000 shares of our common stock to a third-party as payment for services. The first tranche of 250,000 shares had an exercise price of $0.055 per share, and will vest when a licensee generates at least $100,000 in gross revenue from the licensing agreement using the technology of the Company, or in one year, whichever occurs first. The second tranche of 250,000 shares had an exercise price of $0.125 per share, and will vest in one year after the vesting of the first tranche. This warrant had a contractual life through June 10, 2016 and had an aggregate value of $20,102, of which $846 was recorded as operating expenses during the three and six months ended June 30, 2011.

On June 16, 2011 the Company issued a warrant to purchase 140,000 shares of common stock in connection to the issuance of Convertible Promissory Notes with an unrelated third-party for a principal amount of $35,000. The term of the warrant was three years and the exercise price was the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or (ii) $0.022. This warrant had a bifurcated value of $2,197. On the date of investment, the holder converted the promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $2,197 discount was recorded to interest expense during the three and six months ended June 30, 2011 with an offset to additional paid in capital.

A summary of the activity of the Company's warrants for the six months ended June 30, 2011 is presented below:

		Weighted Avg.
	Shares	Exercise Price
Outstanding at December 31, 2010	46,889,598	$0.35
Granted	12,590,182	0.05
Exercised	(4,690,000)	0.06
Cancelled	(4,094,288)	3.88
Outstanding at June 30, 2011 (Unaudited)	50,695,492	0.37

The following summarizes the total warrants outstanding and exercisable as of June 30, 2011.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.05 - $0.25	43,829,236	3.02	$0.11	38,270,665	3.05	$0.11
$.026 - $2.50	2,166,346	1.84	0.39	2,166,346	1.84	0.39
> $2.50	4,699,910	1.34	2.83	4,699,910	1.34	2.83
	50,695,492			45,136,921

The weighted average fair value of warrants granted during the three and six months ended June 30, 2011 amounted to $0.03 per warrant.

Shares Issued for Services or Reduction to Liabilities

During the six months ended June 30, 2011, we issued 17,091,481 shares of common stock with a value of $1,051,908 to non-employees and charged to the appropriate accounts for the following reasons:

	Six-Months Ended June 30, 2011
Purpose	Shares	Value

Services provided	4,476,850	$267,630
Reduction of payables	11,864,631	709,278
Capital contribution fund	-	-
Prepaids and other assets	750,000	75,000

Totals	17,091,481	$1,051,908

The 17,091,481 shares were not contractually restricted; however, as they were unregistered, they are restricted from sale until the requirements of Rule 144 under the Securities Act, as amended, permit such sale. All such shares were issued at the trading closing price on the date of issuance or a higher agreed upon price and such value was calculated therefrom.

Derivative Liabilities

On July 16, 2009, we entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount totaling $30,000. Subsequently, we entered into identical 12% Convertible Promissory Notes with four other unrelated third-parties for an additional $530,000. In addition, we granted a total of 3,110,000 warrants to purchase shares of our common stock in connection with these convertible notes at an exercise price equal to the lesser of (i) the product of 50% multiplied by the arithmetic VWAP of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date or (ii) $0.15. At the time, this resulted in the possibility that we may not have had enough authorized shares to settle these obligations using common stock. Instead, there was the possibility, although remote, that we may have needed to settle one or more of these contracts with cash. Consequently certain non-employee options and warrants were accounted for as derivative liabilities as of July 16, 2009.

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

We did not designate any of the derivatives liabilities as hedging instruments.

The following is a reconciliation of all derivative liabilities:

Value at December 31, 2010	$88,997
Change in value of derivative liability	(114,358)
Establishment of derivative liability for change in value of derivative liability	147,057
Reclassification back to equity	(121,696)
Value at June 30, 2011	$-

The inputs used for the Black-Scholes option valuation model were as follows.

	June 30, 2011	December 31, 2010
(Unaudited)

Expected life in years	0 - 5 Years	5 - 10 Years
Stock price volatility	147.89% - 148.34%	111.85% - 128.94%
Risk free interest rate	0.03% - 2.14%	2.38% - 3.87%
Expected dividends	None	None
Forfeiture rate	0%	0%

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following.

	June 30,	December 31,
	2011	2010
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Current portion	325,343	325,343
Less: current portion	325,343	325,343
Notes payable, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

On April 15, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $167,387 which included a 7% closing discount in the amount of $10,951. This Note replaced and terminated a promissory note originally issued to another unrelated third-party on July 26, 2010 for $150,000 plus accrued interest of $6,436. The Restated Note is convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of June 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with June 30, 2011 being the 10th day. The whole note was ratably converted on April 15, May 16, and June 22 into 5,392,679 shares of common stock. The Company recognized $147,057 as interest expense related to these conversions. In addition, the Note was treated as derivative due to the variable nature of the conversion price for the period from April 15 through June 30. As a result, the Company also recognized a loss of $37,798 as a change in derivative liability for the three and six months ended June 30, 2011.

On April 15, 2011 the Company entered into 6% Convertible Promissory Note with an unrelated third-party for a principal amount of $156,436. The Note is convertible at the option of the holder into shares of common stock at a conversion price of seventy percent (70%) multiplied by the arithmetic average of the VWAP of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date, or $0.04. In connection with the Note, the Company also issued a warrant to purchase 938,616 shares of common stock. The term of the warrants is five years and the exercise price is the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date, or (ii) $0.02. We derived the fair value of the warrants issued with the Note using the Black-Scholes option valuation model, resulting in a fair value of $29,612. The $156,436 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $102,107 to paid-in capital. We deducted the allocated fair value of the warrants and intrinsic value of the conversion feature from the Notes, resulting in an initial value ascribed to the Notes of $24,717. Both the Notes and warrants are still outstanding as of June 30, 2011.

On May 20, 2011 we entered into Convertible Promissory Notes with five unrelated third-parties for a principal amount totaling $540,000. Under the terms of the agreements, principal amounts owed under the Notes become due and payable six months from the investment date provided that, upon ten (10) days' prior written notice to the Holder, we may, in our sole discretion, extend the maturity date for an additional six months. Some of the Notes bear an interest rate of 6%, and others bear an interest rate of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company. These notes are convertible at the option of the holders into common stock at a fixed conversion price ("Fixed Conversion Price") of seventy percent (70%) multiplied by the arithmetic average of the VWAP of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or $0.031. In connection with the Notes, the Company also issued warrants to purchase an aggregate of 2,710,000 shares of common stock. The term of the warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or $0.022. We derived the fair value of the warrants issued with Notes using the Black-Scholes option valuation model, resulting in a fair value of $39,668. The $540,000 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $283,539 to paid-in capital. We deducted the allocated fair value of the warrants and intrinsic value of the conversion feature from the Notes, resulting in an initial value ascribed to the Notes of $216,793. The initial value of the Notes is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense. As of June 30, 2011, all the Notes issued on May 20, 2011 had been converted and the related warrants are exercised in exchange for 20,129,355 shares of common stock restricted for six months under Rule 144.

On May 24, 2011 the Company entered into 8% Convertible Promissory Note with an unrelated third-party for a principal amount totaling $100,000. Under the terms of the agreement, the principal amount owed under the Note becomes due and payable on November 30, 2011 provided that, upon ten (10) days' prior written notice to the Holder, we may, in our sole discretion, extend the maturity date for an additional six months. The Note is convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date, or $0.03. In connection with the Note the Company also issued a warrant to purchase 500,000 shares of common stock. The term of the warrants is three years and the exercise price is the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or (ii) $0.022. We derived the fair value of the warrants issued with Notes using the Black-Scholes option valuation model, resulting in a fair value of $6,667. The $100,000 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $46,667 to paid-in capital. We deducted the allocated fair value of the warrants and intrinsic value of the conversion feature from the Notes, resulting in an initial value ascribed to the Notes of $46,666. Concurrently, the Company amendeded an 8% Convertible Promissory Notes with the same unrelated third-party that was originally issued on August 9, 2010. The principal amount was amended from $200,000 to $207,000 with a new maturity date of November 30, 2011 and conversion price of $0.03. The calculated fair value of the conversion feature due to this amendment amount to $92,460, resulting in an initial value ascribed to the Notes of $114,540. The initial value of the Note is being accreted to its face value over the initial term of the Note using the interest method. On May 31, $50,000 of this note was converted into 1,666,667 shares of common stock and the Company recognized $22,333 as interest expense related to this conversion.

On June 16, 2011the Company entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount of $35,000. The Note is convertible at the option of the holder into common stock at a conversion price of seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or $0.03. In connection with the Note, the Company also issued warrants to purchase 140,000 shares of common stock. The term of the warrant is two years and the exercise price is the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or (ii) $0.019. As of June 30, the note was converted and the related warrants were exercised in exchange for 1,306,667 shares of common stock restricted for six months under Rule 144. The Company recognized $19,561 as interest expense related to these conversions for the three and six months ended June 30, 2011.

The total interest expense attributed to all Notes and related warrants for the three months ended June 30, 2011 and 2010 was $615,677 and $1,602,266 respectively. The total interest expense attributed to all Notes and related warrants for the six months ended June 30, 2011 and 2010 was $921,539 and $3,560,566, respectively.

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

As of June 30, 2011, the total remaining severance liabilities amounted to $620,613, which we reflect as severance liability on the accompanying condensed consolidated balance sheets. This liability consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. We did not make payments during the three and six months ended June 30, 2011 on these severance liabilities.

NOTE 11 - RELATED PARTY TRANSACTIONS

Our President, Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and owns all of the capital stock of The RHL Group, Inc. Mr. Lorsch, directly and indirectly through The RHL Group, beneficially owns approximately 22.63% our total outstanding voting stock. The RHL Group has loaned money to MMRGlobal pursuant to a secured note. See Note 3 - Related Party Note Payable.

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

We incurred $12,500 during the three months ended June 30, 2011 and 2010 and $25,000 during the six months ended June 30, 2011 and 2010, toward marketing consulting services from Bernard Stolar, a director. We included in related party payables at June 30, 2011 and December 31, 2010 $56,820 and $54,359, respectively, with respect to these services.

We also incurred $12,500 during the three months ended June 30, 2011 and 2010 and $25,000 during the six months ended June 30, 2011 and 2010, toward marketing consulting services from Hector Barreto, a director. We included in related party payables at June 30, 2011 and December 31, 2010 $67,075 and $31,075, respectively, with respect to these services.

We also incurred $12,500 and $97,680 during the three months ended June 30, 2011 and 2010, respectively, towards finder's fees and/or consulting services from George Rebensdorf, a former director. We also incurred $25,000 and $128,852 during the six months ended June 30, 2011 and 2010, respectively, toward finder's fees and/or consulting services from Mr. Rebensdorf. We included in related party payables at June 30, 2011 and December 31, 2010 $70,200 and $40,703, respectively, with respect to these services.

We also incurred $983 and $9,600 during the three months ended June 30, 2011 and 2010, respectively, towards consulting services from Jack Zwissig, a director. We also incurred $6,983 and $9,600 during the six months ended June 30, 2011, and 2010, respectively, toward consulting services from Mr. Zwissig. We included in related party payables at June 30, 2011 and December 31, 2010 $36,933 and $30,950, respectively, with respect to these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended June 30, 2011 and 2010, the total expenses relating to this stockholder amounted to $66,069 and $0, respectively. For the six months ended June 30, 2011 and 2010, the total expenses relating to this stockholder amounted to $160,518 and $0, respectively. In addition, we capitalized $97,084 of software development costs for the six months ended June 30, 2011. On May 6, 2011, we issued this vendor 13,152,183 shares of common stock in exchange for a reduction to accounts payable in the amount of $789,131. As of June 30, 2011 and December 31, 2010, the total amounts due to the stockholder and included in related party payables amounted to $20,718 and $784,278, respectively.

We incurred costs of $47,165 and $95,060 during the three and six months ended June 30, 2010, respectively, toward consulting services from Audit Prep Services, LLC. No such costs were incurred in 2011. Michael T. Psomas, member of Audit Prep Services, LLC, is a stockholder of MMRGlobal. At June 30, 2011 and December 31, 2010 we had $0 and $47,316, respectively, due to Audit Prep Services, LLC, which was recorded as a related party payable.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We licensed an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009. Amortization expense for the three and six months ended June 30, 2011 and 2010 was $12,500 and $25,000 respectively. We included in related party payables at June 30, 2011 and December 31, 2010 of $19,103, in respect to these services. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase our common stock. On April 15, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount $156,436 and warrants to purchase our common stock.

NOTE 12 - SUBSEQUENT EVENTS

On July 21, 2011, the Company announced that the Company and Unis-Tonghe Technology (Zhengzhou) Co., Ltd., MMR'S Chinese Joint Venture partner, have entered into a series of warrant purchase agreements whereby Unis-Tonghe has the right to purchase up to four (4) million shares of the Company's common stock: one million at 8 cents per share, one million shares at 12 cents per share, one million at 16 cents per share, and one million at 20 cents per share.

On July 25, 2011, the Company announced the signing of a definitive purchase agreement with Kodak for a customized private label version of Kodak's Scan Station Pro 550 ("the Purchase Agreement"). The Purchase Agreement calls for MMRGlobal to purchase a minimum of 135 MMRPro-ready Scan Station Pro 550's representing approximately three million dollars in MMRPro system sales over the initial term plus the potential of millions more in MMRPro Stimulus Program revenue over additional years.

The Purchase Agreement calls for deliveries starting immediately. The customized product will be manufactured by Kodak exclusively for MMRGlobal and marketed as part of the MMRPro document management and imaging system (www.mmrprovideos.com). The system comes with a version of KODAK's Capture Pro Software, which when combined with MMR's proprietary healthcare software platform enables physicians to easily and cost-effectively digitize, archive and share patient charts.

On August 1, 2011, the Company announced that it had recovered more than 1,000 biological samples from defendants in a lawsuit brought last year by The RHL Group Inc. The RHL Group is a creditor of MMRGlobal and one of the Company's largest shareholders. The Company also announced that on Friday, July 29, 2011, it filed a complaint in Superior Court of the County of Los Angeles against reality television stars Taylor Ford Armstrong and Russell Lynn Armstrong as well as NuWay Digital Systems, Inc. and others (the Armstrongs), seeking liquidated damages of $1,500,000 plus any additional claims for $250,000 each that could surface during the litigation.

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

Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under "Risk Factors" in Item 1A of our Annual Report on Form 10-K filed on March 31, 2011. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Overview

Background

We provide secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, professional organizations and affinity groups. MyMedicalRecords enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords Personal Health Record is built on proprietary, patent pending, issued and applied for technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMRPro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in real time. MMRGlobal has become an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey EMR solution for healthcare professionals. MMRGlobal is also an integrated service provider on Google Health.

For a description of our corporate organizational history prior to the date hereof, please see Note 1 to our financial statements.

Source of Revenues

We derive our revenues from the sale of our MMRPro system, which includes a high-tech scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and warranties. Installation and training are provided as part of the agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. We allocate the revenue derived from these arrangements among all the deliverables, based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. Revenues from the sales of MMRPro systems accounted for 61% and 55.40% of our total revenues during the three months ended June 30, 2011 and 2010, respectively. Revenues from the sale of MMRPro systems accounted for 15.1% and 37.9% of our total revenues during the six months ended June 30, 2011 and 2010, respectively.

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

We are also generating revenues from the licensing of our biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees - Biotech" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognized these fees as revenue as payments were received. During the three and six months ended June 30, 2011, the Company received $0, and $500,000 from Celgene, respectively, which represents 0% and 67.8%, respectively, of the total revenue for the reporting period.

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

MMRPro

MMRPro was launched in late 2009. During the second quarter of 2010 we sold our first MMRPro systems to physician offices and value-added resellers. We projected full deployment on a nationwide basis during the third quarter. However, as a result of tfeedback from what Kodak calls "voice of customer," Kodak advised us that they would be introducing a new scanning solution called the Scan Station 550 that to replace the Scan Station 520 which was originally a part of the MMRPro solution.

We also plan on building strategic relationships with surgery centers and hospitals as part of our marketing strategies for MMRPro. These strategic relationships will enable staff physicians the ability to digitize patient charts prior to admissions streamlining the admissions process for the patients to the hospital.

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

Insurance and Banking

On March 22, 2010, we entered into a Master Services Agreement with Chartis International LLC, or Chartis. Chartis provides a wide range of insurance solutions and is one of the world's leading property-casualty and general insurance organizations, with operations in over 160 countries and jurisdictions. We believe that Chartis will ultimately provide MMR's secure online Personal Health Record, or PHR, to Chartis policyholders worldwide. We anticipate launching Chartis-branded products in the United Kingdom, France, Germany, Japan, South Korea, Singapore, Malaysia, South Africa, Russia, Ukraine, Finland, Hungary, Czech Republic, Poland, Israel, Estonia, Lithuania, Romania and other countries in Europe, Asia and the Commonwealth of Independent States in addition to select countries in Central and South America, including Argentina. We expect translations of our products to be available first in English, Spanish, French, German, Italian, Japanese and Chinese.

We are also in active negotiations with one of the world's largest bank regarding the deployment of a paperless loan processing solutions whereby loan documents can be delivered electronically through our MyESafeDepositBox product with resultant completed documents being filed in a permanent on-line MyESafeDepositBox account offered by the financial institution.

Australia

On June 1st, 2011 the Company and VisiInc PLC (VZJ) (www.deutsch-boerse.com) entered into an agreement to launch MMRGlobal's patented consumer and professional health IT products and services, including MMRPro for healthcare professionals and the MyMedicalRecords Personal Health Record (PHR) on the Visi™ platform utilizing the Vistime product. Initially, the two companies will collaborate on offering products and services jointly to the health technology market in Australia, which is currently projected to be as much as $2.4 billion this year (USD$2.8 billion).

Vistime is a multi-file format, real-time 3D viewer for retrieval and viewing of large files, including medical imaging systems such as MRIs, scans and sonograms, over any Internet connection, including dial-up. The system allows physicians and patients to view and discuss medical records including radiology images in an online meeting format, making MMR's MyMedicalRecords one of the world's most functional Personal Health Records systems that allows collaboration of multiple specialists in real time. The VisiInc technology will enable MMR users to render and distribute large multi-dimensional visual files within the MMR interface, including digital medical media such as MRI and CAD files at lightning-fast speed without any resolution degradation or enterprise infrastructure barrier regardless of Internet connection, including dial-up.

MMR also granted to VisiInc an exclusive license to its proprietary eHealth patent portfolio in Australia with additional rights in certain areas of Eastern Europe. As partial additional consideration for the granting of the patents, VisiInc has granted one million warrants to MMR and MMRGlobal has granted one million warrants to VisiInc. The terms are based on revenue performance criteria for both companies as well as other additional customary terms and conditions.

China

We entered into a Cooperation Agreement with Unis-TongHe Technology Co, or UNIS, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, UNIS and us agreed to form a joint venture in China for the purpose of deploying our personal health record services and document imaging and management solutions as part of a total Electronic Medical Record, or EMR, solution in China. Upon final approval of the venture by the Chinese government, we will own 40% of the joint venture and UNIS will own 60%. We are in the process of complying with additional document request necessary to finalize the Joint Venture with the Chinese government. When approved by the government, the joint Venture plans on developing a comprehensive EMR system in compliance with recent development criteria being proposed by the Chinese government. The Unis-TongHe MMR Medical Information Technology Service Group Joint Venture, or JV, has begun formalizing numerous plans to commence numerous medical records projects in China, which includes MMR's Personal Health Records services and other related products. Meanwhile, the JV partners are actively involved in working together on bidding on several Chinese government projects utilizing MMR technologies, platforms and features and have recently deployed full-time technical support in China. In China, Unis-TongHe (as a Chinese Company) is submitting UNIS/MMR Joint Venture bids for rights to offer our products in several Provinces in China including Henan Province, whose population is nearly 100 million people or one third of the population of the United States. On June 22, 2011 Unis Tonghe received official notice that they were the winner of a bid to provide eHealth and Electronic Medical Record services in the 164 County/District of Henan Province in China.

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

Results of Operations for the Three and six months Ended June 30, 2011 as Compared to the Three and six months Ended June 30, 2010

Revenues.

Revenues for the second quarter of 2011 were $165,637, a decrease of $30,460 or 15.5% compared to $196,097 in 2010. The decrease for the quarter was primarily due to lower subscription revenue and certain delays with respect to the delivery of the new MMRPro systems.

Revenue for the six months ended June 30, 2011 was $737,618, an increase of $451,357 or 157.7% compared to $286,261, the same period in 2010. The year-to-date increase was primarily due to an increase in biotech-related license fees.

Cost of revenue.

Cost of revenue decreased by $82,045, or 51.2%, from $160,376 for the second quarter of 2010 to $78,331 in 2011. Cost of revenue decreased by $35,648, or 13%, from $273,412 for the six months ended June 30, 2010 to $237,764 in 2011. During the second quarter of 2011, the Company received a significant pricing reduction/adjustment from our major website maintenance provider. Gross profit as a percentage of revenues was 52.7% for the second quarter of 2011, as compared to 18.2% in 2010. Gross profit as a percentage of revenues was 67.8% for the six months ended June 30, 2011, as compared to 4.5% in the same period of 2010. Gross profit as a percentage of revenues increased due primarily to biotech licensing fees received from Celgene with no corresponding cost increase and the pricing adjustment that the Company received from the service provider.

Operating expenses.

Total operating expenses decreased by $26,713, or 1.5%, from $1,817,954 in the second quarter of 2010 to $1,791;241 in 2011. Total operating expenses decreased by $576,628, or 14.2%, from $4,049,540 in the six months ended June 30, 2010 to $3,472,912 in 2011.

General and administrative expenses decreased by $101,012, or 8.7%, from $1,154,998 in the second quarter of 2010 to $1,053,986 in 2011. General and administrative expenses decreased by $312,466, or 13.2%, from $2,374,313 for the six months ended June 30 of 2010 to $2,061,847 in the same period of 2011. The year-to-date decrease was driven primarily by lower stock-based compensation expenses of approximately $104,000 and lower audit and accounting fees of approximately $171,000 in the first half of 2011 as compared to 2010.

Sales and marketing expenses increased by $59,782, or 10.0%, from $598,871 in the second quarter of 2010 to $658,653 in 2011. Sales and marketing expenses decreased by $281,354, or 18.4%, from $1,529,003 in the six months ended June 30 of 2010 to $1,247,649 in 2011. The second quarter increase was primarily due to hiring of a public relation firm in handling potential investors. The decrease was driven primarily by lower stock-based compensation expenses of approximately $136,000 and non-cash equity-based compensation and payments of approximately $201,000 for marketing and consulting services with health-care and research providers incurred in 2010. No such consulting services took place in 2011.

Change in valuation of derivative liabilities.

In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. A gain of $88,997 was recorded as change in valuation for the second quarter of 2011.

In addition, during the second quarter of 2011, the Company entered into 6% Convertible Promissory Notes in exchange for the full amount, plus unpaid interest and 7% closing discount in the amount of $10,951, of the convertible promissory note originally issued on July 26, 2010. The Notes were treated as derivative due to the variable nature of the conversion price for the period from April 15 through June 30. As a result, the Company recognized a loss of $37,798 as a change in derivative liability for the three and six months ended June 30, 2011.

We also had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. As a result, a loss of $3,961,083 was recorded for the quarter ended June 30, 2010. We remedied this condition during the second quarter of 2010 and reclassified the value of the derivative liabilities back into equity. Since then, no additional valuation was recorded.

The change in valuation of derivative amounts impacting our statement of operations was a non- cash expense.

Interest and Other Finance Charges, Net.

We had interest and other finance charges, net of $72,410 for the second quarter of 2011, a decrease of $1,396,912 from $2,121,322 in 2010. Interest and other finance charges totaled $1,185,679 for the six months ended June 30, 2011, a decrease of $2,976,063 from $4,161,742 for the same period of 2010. The decrease was primarily due to higher non-cash interest expense attributed to the conversion feature and warrant issued with Convertible Promissory Notes.

Net loss.

As a result of the foregoing, we had a net loss of $2,377,146 for the second quarter of 2011 compared to a net loss of $7,864,638 for the second quarter of 2010. We also reported a net loss of $4,107,538 for the six months ended June 30, 2011 compared to a net loss of $14,327,996 for the similar period in 2010.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2010 financial statements for the year ended December 31, 2010 related to the uncertainty of our ability to continue as a going concern. At June 30, 2011, our current liabilities of $6,271,961 exceeded our cash and cash equivalents of $273,837.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of June 30, 2011, the Company's current liabilities exceeded its current assets by $5.15 million. We have incurred net losses of $2,377,146 and $7,864,638 for the three months ended June 30, 2011 and 2010 respectively and $4,107,538 and $14,327,996 for the six months ended June 30, 2011 and 2010, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating its business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn, over the next twelve months, the Company's existing current assets will sustain our business for approximately three to six months.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,391,586 at June 30, 2011), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to the RHL Group. At June 30, 2011, we had a line of credit with The RHL Group in the amount of $3 million. Availability under this line of credit at this time is $1.8 million as of June 30, 2011.

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

Cash Flows for the Three and six months ended June 30, 2011 compared to Three and six months Ended June 30, 2010

Net cash used in operating activities for the six months ended June 30, 2011 was $1,255,757, compared to $2,338,409 used in the similar period in 2010. In 2011, we had a net loss of $4,107,538, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, change in valuation of derivative liabilities, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets) of $2,376,152, less changes in operating assets and liabilities of $475,629. In 2010, cash used in operating activities included net loss of $14,327,996, less similar non-cash adjustments of $11,904,917, plus changes in operating assets and liabilities of $84,670. Compared to 2010, non-cash adjustments in 2011 were lower due primarily to the change in valuation of derivative liabilities and lower amortization of loan discount.

Net cash used in investing activities in the six months ended June 30, 2011 and 2010 totaled $254,008 and $161,036 respectively. In 2011, in addition to the normal spending for equipment, the Company also invested in patent applications, and MMRPro website development.

Net cash provided by financing activities in the six months ended June 30, 2011 and 2010 totaled $1,419,913 and $2,511,061 respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes, common shares and net proceeds from draw downs on our line of credit from the RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our chairman, Chief Executive Officer and President. Higher financing activities in 2010 were primarily from the issuance of convertible notes.

As of June 30, 2011, we had cash and cash equivalents of $273,837, compared to $499,382 at June 30, 2010.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group Note payable had a balance of $1,391,587 at June 30, 2011. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2011 are as follows: $1,266,587, which are included in the line of credit, related party; and $125,000, which is related to deferred salary and consulting expenses is included in related party payables. The RHL Group received a $200,000 loan origination fee in connection with the Fourth Amended Note. On May 24, 2011, we entered into a Fifth Amended and Restated Promissory Note. The Fifth Amended Note amended and restated that certain Fourth Amended and Restated Promissory Note by extending the maturity date of the Existing Note for one year to April 29, 2012. In connection with the Amended Note, and in addition to the Origination Fee, the Company has issued The RHL Group warrants to purchase 2,796,566 shares of the Company common stock at $0.051 per share. On May 26, 2011, the RHL Group elected to exercise its right to convert 1.6 million shares of the Company's stock at $0.125 cents per share which was approximately 300% of the closing market price of that day, in consideration of the loan origination fee. We recorded the loan origination fee as a deferred financing cost and we are amortizing it over the Fifth Amended Note maturity period. We recorded the loan origination fee as a deferred financing cost and we are amortizing it over the life of the Note. As of June 30, 2011, the remaining unamortized origination fee was $166,667.

Total interest expense on this note for the three months ended June 30, 2011 and 2010 amounted to $34,441 and $30,656, respectively. Total interest expense on this note for the six months ended June 30, 2011 and 2010 amounted to $63,069 and $66,959, respectively. The unpaid interest balance as of June 30, 2011 and December 31, 2010 was $24,577 and $10,262, respectively.

Convertible Notes

On various dates between July 26, 2010 and May 24, 2011, we also entered into six different Note and Warrant Subscription Agreements with three separate individuals. Pursuant to the terms of each of these note agreements, these individuals purchased convertible notes in an aggregate amount of $1,056,436. Each of the notes carry an annual interest rate of 6% or 8% and are convertible at the option of the Purchaser into a number of shares of our common stock. As of June 30, 2011 $1,006,436 remained outstanding and the individuals had not chosen to convert their Note balance into shares of our common stock.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 5 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Under the Cooperation Agreement, UNIS and MMRGlobal will contribute an aggregate of 100 million RMB to the joint venture, based on each party's respective ownership, in the form of intellectual property rights, equipment, brand value, cash and such other consideration as may be agreed to between the parties. Each party's obligation to contribute to the joint venture is subject to a number of conditions, including obtaining all necessary approvals of and licenses from the Chinese government, as well as the joint venture meeting its budget, goals and objectives at the time any contributions are due. Under the Cooperation Agreement, each party's contributions will be made over a period of sixty months.

For a more complete description of the terms of the Cooperation Agreement, please see Exhibit 10.26, filed with our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2010.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of June 30, 2011.

Changes in Internal Controls over Financial reporting

There were no significant changes in our internal control over financial reporting during the three and six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the three and six months ended June 30, 2011.

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

On July 31, 2011, Ropers, Majeski, Kohn and Bentley (Ropers), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, filed a civil complaint on behalf of MyMedicalRecords.com (MMR) in the Superior Court For the State of California, County of Los Angeles. Named as defendants in that case are Taylor Armstrong, Russell Armstrong and a corporation known as NuWay Digital Systems. Among other things, the Complaint alleges that Taylor Armstrong and her husband Russell Armstrong breached a 2007 settlement agreement between themselves and MMR. The settlement agreement entitles MMR to liquidated damages of $1,000,000 for the first such breach and $250,000 for each ensuing breach. To date, three breaches have been alleged. Ropers continues to investigate and will amend the Complaint in the event that additional breaches are uncovered.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure on May 27, 2011, we have made the following unregistered sales of equity securities:

The Company entered into four Convertible Promissory Notes with two different unrelated third-parties and one related party for a principal amount totaling $448,858 and warrants to purchase 2,523,148 shares of the Company's common stock. The Convertible Promissory Notes mature on 10/14/2011, 11/30/2011, 12/31/2011 and 1/31/2012 and the Company may, at its own discretion, extend the maturity date for an additional six months. The Notes bear interest of 6%, 8% or 12% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at the sole discretion of the Company. The Notes are convertible into shares of common stock by dividing (i) the then outstanding balance of such note by (ii) the product of seventy (70%) or eighty percent (80%) multiplied by the arithmetic average of the volume weighted average price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. One party immediately exercised the warrants and converted the Notes into 1,306,667 unregistered shares of the Company's common stock.

On May 24, 2011 the Company granted 120,000 shares of common stock to a vendor who chose to receive full payment in equity for marketing and advertising services rendered valued at $12,000.

On May 26, 2011 the Company granted 100,000 shares of common stock to a consultant who elected to receive their fees in the form of equity valued at $4,200.

On May 26, 2011 the Company granted 1,000,000 shares of common stock to a public relation firm who elected to receive their fees in the form of equity valued at $42,000.

On May 26, 2011, RHL Group, a related-party, exercised 1,600,000 warrants for common stock in exchange for a reduction in related party payables of $200,000.

On May 28, 2011 the Company granted 750,000 shares of common stock to a consultant who elected to receive their fees in the form of equity valued at $75,000.

On May 31, 2011 the Company granted 1,666,667 shares of common stock to a note holder who exercised a right to convert $50,000 and other consideration for a convertible promissory note.

On June 22, 2011 the Company granted 1,640,829 shares of common stock to a note holder who exercised a right to convert $50,000 and other consideration for a convertible promissory note.

On June 26, 2011 the Company granted 433,360 shares of common stock to a director who exercised options that were granted on January 27, 2011 at an exercise price of $0.10. The proceeds of which were used to pay down the outstanding payables.

On May 24, 2011 the Company issued warrants to purchase 500,000 shares of common stock in connection with the issuance of a Convertible Promissory Note to an unrelated third-party. As of June 30, 2011, the warrant had not been exercised.

On May 24, 2011 the Company granted 2,796,566 warrants to purchase shares of our common stock to The RHL Group in connection with the Fifth Amended Note (see Note 3). This warrant had an exercise price of $0.051 per share, with a contractual life through May 24, 2016. This warrant vests at commencement and has an aggregate value of $105,442, which was recorded as interest expenses during the three and six months ended June 30, 2011.

On May 26, 2011 we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.051 per share, with a contractual life through May 26, 2012. This warrant will vest upon the closing of a transaction between the Company and a third-party introduced to the Company by the third-party service provider and has an aggregate value of $20,907.

On May 26, 2011 we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.051 per share, with a contractual life through May 26, 2012. This warrant vested at commencement and had an aggregate value of $20,907, which was recorded as operating expenses during the three and six months ended June 30, 2011.

On June 1, 2011 we granted a warrant to purchase 75,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.06 per share, with a contractual life through June 1, 2012. This warrant vested at commencement and had an aggregate value of $1,048, which was recorded as operating expenses during the three and six months ended June 30, 2011.

On June 1, 2011 we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.06 per share, with a contractual life through June 1, 2012. This warrant vested at commencement and had an aggregate value of $13,975, which was recorded as operating expenses during the three and six months ended June 30, 2011.

On June 10, 2011 we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.055 per share, with a contractual life through June 10, 2013. This warrant will vest upon the holder generated at least $100,000 in gross revenue from the licensing agreement using the technology of the Company and had an aggregate value of $31,294.

On June 10, 2011 we granted a warrant to purchase 500,000 shares of our common stock to a third-party as payment for services. The first tranche of 250,000 shares had an exercise price of $0.055 per share, and will vest when a licensee generates at least $100,000 in gross revenue from the licensing agreement using the technology of the Company, or in one year, whichever occurs first. The second tranche of 250,000 shares had an exercise price of $0.125 per share, and will vest in one year after the vesting of the first tranche. This warrant had a contractual life through June 10, 2016 and had an aggregate value of $20,102, of which $846 was recorded as operating expenses during the three and six months ended June 30, 2011.

On July 6, 2011 we granted four separate warrants to Unis-Tonghe Technologies, our joint venture partner in China in conjunction with the formation of the Joint Venture. Each warrant gives them the right to acquire 1,000,000 shares of common stock at $0.08, $0.12, $0.16 and $0.20 respectively. The first warrant vests immediately upon the final formation of the Unis-Tonghe-MMR joint venture ("JV"). The second warrant vests six months after the formation of the JV. The third warrant vests immediately upon the Company's receipt of the first revenue distribution from the JV, and the fourth warrant vests immediately upon the Company's receipt of the second revenue distribution from the JV. All four warrants have an expiration date of July 7, 2013. None of these warrants have vested or have been exercised at this time. On June 16, the Company issued warrant to purchase 140,000 shares of common stock in connection to the issuance of Convertible Promissory Notes with an unrelated third-party for a principal amount of $35,000. The term of the warrants was three years and the exercise price was the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or (ii) $0.022. This warrant had a bifurcated value of $2,197. On the date of investment, the holder converted the promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $2,197 discount was recorded to interest expense during the three and six months ended June 30, 2011 with an offset to additional paid in capital.

We have granted all such securities described above in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

10.1	*† Equipment Purchase Agreement, effective as of July 11, 2011, by and between the Company and Eastman Kodak Company.

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS(1)	** XBRL Instance Document

101.SCH(1)	** XBRL Taxonomy Extension Schema Document

101.CAL(1)	** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	** XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	** XBRL Taxonomy Extension Presentation Linkbase Document

______________

†	The Compnay has requested confidential treatment with respect to portions of this exhibit.
*	Filed herewith.
**	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.
(1)

The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Mattson Technology. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	*† Equipment Purchase Agreement, effective as of July 11, 2011, by and between the Company and Eastman Kodak Company. PDF

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. PDF

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. PDF

101.INS(1)	** XBRL Instance Document

101.SCH(1)	** XBRL Taxonomy Extension Schema Document

101.CAL(1)	** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	** XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	** XBRL Taxonomy Extension Presentation Linkbase Document

______________

†	The Compnay has requested confidential treatment with respect to portions of this exhibit.
*	Filed herewith.
**	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.
(1)

The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Mattson Technology. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.