Form 10-Q
period 2011-09-30
MMRGlobal, Inc.
filed 2011-11-14
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 17, 2011, the issuer had 336,286,196 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$180,985	$363,689
Accounts receivable, less allowances of $19,200 in 2011 and in 2010	426,423	436,740
Inventory	5,976	84,261
Prepaid expenses and other current assets	287,047	370,483
Total current assets	900,431	1,255,173

Long-term investments
Investment in equity securities, at cost	56,000	56,000
Total long-term investments	56,000	56,000

Property and equipment, net	32,804	42,931
Deposits	3,370	3,870
Intangible assets, net	1,142,773	870,433
Total assets	$2,135,378	$2,228,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$1,054,998	$984,842
Related party payables	626,143	1,254,681
Compensation payable	84,297	11,979
Severance liability	620,613	620,613
Accounts payable and accrued expenses	2,911,228	2,610,521
Deferred revenue	24,680	123,228
Derivative liability	-	88,997
Convertible notes payable, net of discounts	939,243	605,887
Notes payable, current portion	400,343	325,343
Capital leases payable, current portion	4,856	11,125
Total current liabilities	6,666,401	6,637,216

Notes payable, less current portion	-	-
Total liabilities	6,666,401	6,637,216

Commitments and contingencies (See Note 5)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 318,665,581 and 238,893,492 shares issued and outstanding as of September 30, 2011 and
December 31, 2010, respectively	318,778	238,889
Additional paid-in capital	40,825,503	34,700,650
Subscription receivable	(79,107)	-
Accumulated deficit	(45,596,197)	(39,348,348)
Total stockholders' deficit	(4,531,023)	(4,408,809)
Total liabilities and stockholders' deficit	$2,135,378	$2,228,407

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Subscriber	$150,400	$114,439	$276,696	$291,949
MMR Pro	198,551	105,947	309,873	214,583
License Fees	-	-	500,000	116
Other revenues	3,107	50,000	3,107	50,000
Total revenues	352,058	270,386	1,089,676	556,648
Cost of revenues	210,474	230,410	448,238	503,822
Gross profit	141,584	39,976	641,438	52,826
General and administrative expenses	917,525	954,119	2,979,372	3,328,432
Sales and marketing expenses	592,910	677,864	1,840,559	2,206,867
Technology development	70,450	77,112	233,866	223,336
Loss from operations	(1,439,301)	(1,669,119)	(4,412,359)	(5,705,809)
Change in valuation of derivative liabilities	(87,944)	266,995	(36,745)	(5,862,568)
Interest and other finance charges, net	(613,244)	(284,272)	(1,798,923)	(4,446,014)
Net loss	$(2,140,489)	$(1,686,396)	$(6,248,027)	$(16,014,391)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.08)

Weighted average common shares outstanding:
Basic and Diluted	303,745,175	223,837,316	271,182,202	208,456,889

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(6,248,027)	$(16,014,391)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	153,865	78,436
Change in valuation of derivative liabilities	36,745	5,862,568
Warrants issued for services	390,620	657,494
Stock-based compensation	1,066,733	1,324,136
Common stock issued for services	428,805	700,213
Amortization of loan discount - Convertible Debt	1,295,876	3,765,725
Amortization of loan discount - RHL	216,666
Gain on sale of shares	-	(33,960)
Loan commitment fee amortization	20,406	104,583
Subtotal - Non-cash adjustments	3,609,716	12,459,195
Effect of changes in:
Accounts receivable	10,317	(414,989)
Inventory	78,285	(20,067)
Prepaid expenses and other current assets	83,437	290,701
Deposits	500	3,795
Accounts payable and accrued expenses	300,707	112,709
Related party payables	232,932	105,471
Compensation & severance payable	72,318	110
Deferred revenue	(98,548)	144,058
Subtotal - net change in operating assets & liabilities	679,948	221,788
Net cash used in operating activities	(1,958,363)	(3,333,408)

Investing activities:
Purchase of property and equipment	(7,819)	(21,630)
Filing of Biotech Patents	(155,327)	(119,714)
Costs of continuing MMRPro and Website Development	(252,931)	(170,813)
Net cash used in investing activities	(416,078)	(312,157)

Financing activities:
Net proceeds from convertible notes	1,259,751	2,700,277
Net proceeds from warrant exercises	328,280	722,023
Proceeds from equity line of credit	564,472	116,603
Payments of capital lease	(6,269)	(5,677)
Repayments of line of credit, related party	-	(141,458)
Proceeds from stock option exercises	45,503	7,553
Net cash provided by financing activities	2,191,737	3,399,321
Net increase (decrease) in cash	(182,704)	(246,244)
Cash, beginning of period	363,689	487,766
Cash, end of period	$180,985	$241,522

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,341	$29,898
Cash paid for income taxes	$2,865	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Payment of payables through issuance of notes payable	$24,387	$-
Capitalized loan commitment fees payable	200,000	200,000
Payment of related party line of credit through warrant exercise and issuance of common stock	-	200,000
Exercise of warrants as a reduction notes payable	-	26,969
Payment of intangible assets through issuance of warrants	-	75,000
Conversion of convertible notes payable into common stock	$1,248,787	$2,298,814
Establishment of derivative liabilities, net and reclassifcation back to APIC upon settlement	1,346,418	7,378,559
Prepayment for services through issuance of common stock	78,333	108,940
Payment of accounts payable and related party payables through issuance of common stock	$1,213,083	$1,026,915

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal, Inc. ("MMRGlobal," the "Company," "we," "our," or "us"), through its wholly-owned operating subsidiary, MyMedicalRecords, Inc. ("MMR"), provides secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, and professional organizations and affinity groups. MMR is currently an integrated service provider on Google Health and on July 22, 2011 signed an agreement with Microsoft to begin the process of integrating with Microsoft's Healthvault.

The MyMedicalRecords PHR enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords PHR is built on proprietary, patented technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. Our professional offering, MMRPro, is a document management and imaging system designed to give a physician's office an easy and cost-effective entry level solution to digitize paper-based medical records and share them with patients in real time through an integrated patient portal located at MMRPatientView.com. MMR has become an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey entry level EMR solution for healthcare professionals.

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

Basis of Presentation

We have prepared MMRGlobal's accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended September 30, 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

Management's Plan

As of September 30, 2011, our current liabilities exceeded our current assets by $5.76 million. Furthermore, during the nine months ended September 30, 2011, we incurred losses of $6.25 million.

At September 30, 2011 and December 31, 2010, we had $180,985 and $363,689, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman, Chief Executive Officer and President) to operate our business. Although we received additional funding from The RHL Group pursuant to the Fifth Amended and Restated Note dated April 29, 2011, we will still be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which had a balance of $1,203,852.23 at September 30, 2011. As a result of the above, we express uncertainty about our ability to continue as a going concern.

Our management intends to continue to utilize our available line of credit with The RHL Group (see Note 3), if necessary to address our uncertainty to continue as a going concern. At September 30, 2011, we had approximately $1,586,000 remaining as available under The RHL Group line of credit. Additionally, we already began and plan to continue to utilize portions of our standby equity line facility with Dutchess Opportunity Fund, II, L.P. Furthermore, we plan to continue to sell additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base and sell MMRPro products to obtain additional cash flow over the next twelve months. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $180,985 and $363,689 as of September 30, 2011 and December 31, 2010, respectively.

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

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2011 and December 31, 2010, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(g) INTANGIBLE ASSETS

Intangible assets are comprised of website and software development costs, domain names and patents. We account for website and software development costs in accordance with ASC 350-50, Website Development Costs, and ASC 985-20, Costs of Software to Be Sold, Leased or Marketed. Pursuant to ASC 350-50 and 985-20, we capitalize internally developed website and software costs when the website or software under development has reached technological feasibility. We amortize these costs, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website and software costs compared to the net realizable value. We then write off the amount by which the unamortized capitalized website costs exceed its net realizable value. During the nine months ended September 30, 2011 and 2010, there were no impairment charges recorded.

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
Domain Names: 5 Years
Patents: 20 Years

(h) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. We had no impairment charges during the nine months ended September 30, 2011 and 2010.

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

(k) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the three and nine months ended September 30, 2011 amounted to $0 and $74,623, respectively, while advertising expenses for the three and nine months ended September 30, 2010 amounted to $110,895 and $210,895, respectively.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the three and nine months ended September 30, 2011 and 2010 using the following assumptions.

	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Expected life in years	5 - 10 Years	2-10 years
Stock price volatility	143.65%	111.85% - 162.27%
Risk free interest rate	0.35%	0.87% - 3.87%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the three and nine months ended September 30, 2011 and 2010 because they were anti-dilutive due to our net loss position. Stock options and warrants excluded from the computation totaled 97,854,181 shares for the three and nine months ended September 30, 2011 and 82,435,524 shares for the three and nine months ended September 30, 2010.

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

(o) CONCENTRATIONS

For the three months ended September 30, 2011, our four largest customers (Chartis at $100,000, Coverdell at $15,813, and 13 surgery centers equally at $13,129 each) accounted for approximately 81.4% of our total revenue.

For the nine months ended September 30, 2011, our four largest customers (Celgene at $500,000, Chartis at $100,000, Coverdell at $54,843, and 13 surgery centers equally at $13,129 each) accounted for approximately 75.8% of our total revenue.

For the three months ended September 30, 2010, the Company's four largest customers accounted for approximately 81.7% of the Company's total revenue.

For the nine months ended September 30, 2010, these same four customers accounted for approximately 62.1% of the Company's total revenue.

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

NOTE 3 - RELATED PARTY NOTE PAYABLE

On July 31, 2007, MMR entered into a promissory note agreement and a security agreement with The RHL Group, a corporation wholly owned by Robert H. Lorsch, our Chairman, Chief Executive Officer and President, to borrow up to $100,000 under a revolving line of credit. This agreement was subsequently superseded by an amended and restated promissory note on August 23, 2007 under the terms of which the line amount was increased to $1 million. Following the Merger, on April 29, 2009, we agreed to restructure MMR's secured credit facility with The RHL Group and entered into a Secured Credit Restructuring Agreement, or the Restructuring Agreement, with MMR, The RHL Group and Mr. Lorsch. We issued The RHL Group a Third Amended and Restated Note and we agreed to guaranty MMR's obligations under the Third Amended Note. On April 29, 2010, we, The RHL Group and Robert H. Lorsch entered into a Fourth Amended and Restated Secured Promissory Note, or the Fourth Amended Note, and we agreed to guaranty MMR's obligations under the Fourth Amended Note (the "Guaranty"). The Fourth Amended Note amended and restated the April 29, 2009 Third Amended and Restated Secured Promissory Note Agreement. The Fourth Amended Note matured April 29, 2011, and bore interest at the lesser of 10% or the highest rate then permitted by law, and was secured by the Security Agreement. The reserve credit line of the Fourth Amended Noted remained at $3,000,000. In connection with the Fourth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") that was due and payable immediately. On October 29, 2010, the Fourth Amended Note was renewed for an additional six-month term and the RHL Group received an additional $200,000 loan origination fee. On May 24, 2011, we entered into a Fifth Amended and Restated Promissory Note, or the Fifth Amended Note. The Fifth Amended Note amended and restated that certain Fourth Amended and Restated Promissory Note by extending the maturity date of the Existing Note for one year to April 29, 2012. In connection with the Fifth Amended Note, and in addition to the Origination Fee, the Company has issued The RHL Group warrants to purchase 2,796,566 shares of the Company common stock at $0.051 per share. On May 26, 2011, the RHL Group elected to exercise its right to convert 1.6 million shares of the Company's stock at $0.125 cents per share which was approximately 300% of the closing market price of that day, in consideration of the loan origination fee. We recorded the loan origination fee as a deferred financing cost and we are amortizing it over the Fifth Amended Note maturity period. As of September 30, 2011, there was $116,667 of unamortized origination fees.

The RHL Group Note payable had a balance of $1,203,852 at September 30, 2011. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2011 are as follows: $1,053,852, which are included in the Line of Credit; Related Party $150,000, which is related to deferred consulting expenses to the RHL Group included in Related Party Payables. In addition, the availability under the Line of Credit is further reduced by a guarantee given by the RHL Group to a vendor which had a value of $210,195 as of September 30, 2011.

Total interest expense on this note for the three months ended September 30, 2011 and 2010 amounted to $27,930 and $25,888, respectively. Total interest expense on this note for the nine months ended September 30, 2011 and 2010 amounted to $88,530 and $92,874, respectively. The unpaid interest balance as of September 30, 2011 and December 31, 2010 was $25,816 and $8,123, respectively.

In conjunction with the loan agreement noted above, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 in cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after September 30, 2011. As of September 30, 2011, we were in compliance with our financial covenants under the terms of the Fifth Amended Note.

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

In accordance with ASC 740, Income Taxes, we have performed an analysis of our previous tax filings and determined that there we did not take any positions that we considered uncertain. Therefore, we did not have any unrecognized tax benefits as of September 30, 2011.

MMR, in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMR has based this on an expectation that the combined entity will generate net operating losses in 2011, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and nine months ended September 30, 2011.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the three months ended September 30, 2011 and 2010 was $32,079 and $12,654, respectively. Total rent expense for the nine months ended September 30, 2011 and 2010 was $81,544 and $62,284, respectively. Future minimum lease payments as of September 30, 2011, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2011 (remainder of)	$26,079	$4,893
2012	104,316	-
2013	69,544	-
Total minimum lease payments	$199,939	4,893
Less interest portion		(37)
		$4,856

Guarantees provided by Robert H. Lorsch and the RHL Group

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

On May 6, 2011, the RHL Group agreed to guarantee up to $250,000 in payments to a vendor for future services to be rendered. In consideration of this guarantee, the RHL Group is entitled to (i) a warrant to purchase 625,000 shares of our common stock, at an exercise price of $0.046 per share, which was the closing price of our common stock on the date of the transaction, and (ii) 125,000 shares of our common stock priced as of the same date. In the event that the RHL Group has to perform on this guarantee, interest on any outstanding balance paid to the vendor by the RHL Group will be added to the balance of the Line of Credit. Additionally, any balances due to this vendor at any given time will reduce the amount available under the Line of Credit. The warrants and shares were issued on November 11, 2011 to the RHL Group.

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

On July 31, 2011, Ropers, Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, filed a civil complaint on behalf of MyMedicalRecords.com ("MMR-US") in the Superior Court For the State of California, County of Los Angeles. Named as defendants in that case are Taylor Armstrong, Russell Armstrong and a corporation known as NuWay Digital Systems. Among other things, the Complaint alleges that Taylor Armstrong and her husband Russell Armstrong breached a 2007 settlement agreement between themselves and MMR-US. The settlement agreement entitles MMR-US to liquidated damages of $1,000,000 for the first such breach and $250,000 for each ensuing breach. To date, three breaches have been alleged. Ropers continues to investigate and will amend the Complaint in the event that additional breaches are uncovered.

The complaint has been served on Ms. Armstrong individually, and she has answered. The pre-trial discovery process has commenced. The Court has yet to set a trial date, however, in accord with the rules of the Court, it is expected that the matter will proceed to trial in the fourth quarter of 2012.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

MMR has 5,000,000 shares of its preferred stock authorized. As of September 30, 2011 and December 31, 2010, there were no shares of MMR preferred stock issued and outstanding.

Common Stock

As of September 30, 2011, we are authorized to issue 650,000,000 shares of common stock. Pursuant to the Merger Agreement, we agreed to issue (or reserve for issuance) 92,599,196 shares of our common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger.

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

As of September 30, 2011, the total shares of our common stock issued and outstanding amounted to 318,665,581.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

On January 21, 2010, our Board of Directors approved an increase to the number of shares authorized for issuance under our 2001 Equity Incentive Plan, or the Plan, from 12,000,000 to 27,000,000 shares as we determined that the number of shares remaining under the Plan was not adequate to retain our key directors, executives and managers. Our stockholders approved the increase to the Plan on June 15, 2010. The 2001 Equity Incentive Plan expired on June 15, 2011. On September 1, 2011, the Board of Directors voted to institute a new plan with similar characteristics to the 2001 Equity Incentive Plan. The Company is in the process of effecting this task.

A summary of option activity for the nine months ended September 30, 2011 is presented below. Fair value of options granted for the nine months ended September 30, 2011 was $60,044. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR to MMRGlobal shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2010	41,752,121	$0.12	6.72	$30,071
Granted	800,000	0.08
Exercised	(433,360)	0.10
Cancelled	(2,304,604)	0.17
Outstanding at September 30, 2011 (unaudited)	39,814,157	0.12		$-

Vested and expected to vest
at September 30, 2011 (Unaudited)	39,814,157	$0.12	6.27	$-

Exercisable at September 30, 2011 (Unaudited)	24,441,059	$0.13	4.80	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expense recorded for the three months ended September 30, 2011 and 2010 amounted to $344,905 and $361,612, respectively. Total stock option expense recorded for the nine months ended September 30, 2011 and 2010 amounted to $1,066,733and $1,324,136, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

$0.05 - 0.09	1,200,000	6.32	$ 0.08	556,250	5.46	$ 0.09
0.1 - 0.15	35,165,405	6.29	0.11	20,911,057	4.66	0.12
> 0.15	3,448,752	6.05	0.19	2,973,753	5.64	0.19
	39,814,157			24,441,059

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, we issued warrants to purchase, in the aggregate, up to 4.4 million shares of our common stock at an exercise price of $2.77 per share. These warrants were exercisable as of the date of grant through November 7, 2012. We valued the warrants using a Black-Scholes pricing model. ASC 815-40, Contracts in Entity's Own Equity, requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We applied ASC 815-40 to account for the liability as a derivative (please see our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009, for a more detailed discussion). The valuation of these warrants amounted to $0 and $88,997 as of September 30, 2011 and December 31, 2010, respectively.

Immediately prior to the Merger, we issued warrants to acquire in the aggregate 9,999,992 shares of our common stock at an average exercise price of $0.12 per share, which expire on January 26, 2014, to certain former officers, former directors and their affiliates who were willing to take such equity as partial or full payment for outstanding liabilities. These warrants vested immediately and were valued on the date of grant using the Black-Scholes option pricing model. As this transaction occurred immediately prior to the Merger, the resulting gain on the issuance of warrants was reflected in our statement of operations. There is no impact of this transaction recorded on the accompanying consolidated statement of operations for the three and nine months ended September 30, 2011.

On January 4, 2011, we granted a warrant to purchase up to 180,000 shares of our common stock to a third-party as payment for services. This warrant has an exercise price of $0.10 per share, with a contractual life through January 4, 2016. From the vesting commencement date, this warrant vests in 6 monthly installments. This warrant had an aggregate value of $14,604, of which $2,434 and $14,604 were recorded as operating expenses during the three and nine months ended September 30, 2011, respectively.

On February 15, 2011, we granted a warrant to purchase up to 250,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.10 per share, with a contractual life through February 15, 2013. This warrant vests annually over two years and has an aggregate value of $13,464 of which $1,683 and $3,366 were recorded as operating expenses during the three and nine months ended September 30, 2011, respectively.

On March 3, 2011, we granted a warrant to purchase up to 500,000 shares of our common stock to a third-party. This warrant had an exercise price of $0.10 per share, with a contractual life through March 3, 2013. 35% of the right to purchase shares under the warrant vested after 30 days from the vesting commencement date. Additional 35% of the right to purchase shares under the warrant vested after 60 days from the vesting commencement date. The remaining 30% will vest after 90 days from the vesting commencement date. This warrant had an aggregate value of $22,821, which was recorded as operating expenses during the three and nine months ended September 30, 2011.

On April 15, 2011, the Company issued warrants to purchase 938,616 shares of common stock in connection to the issuance of 6% Convertible Promissory Notes with an unrelated third-party for a principal amount of $156,436. The term of the warrants is five years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable exercise date. This warrant had a bifurcated value of $29,612 and accounted for as a discount on debt. Such discount will be amortized and recorded as interest expense over the life of the notes or at conversion.

On May 20, 2011, the Company issued warrants to purchase an aggregate of 2,710,000 shares of common stock in connection to the issuance of Convertible Promissory Notes with five unrelated third-parties for a principal amount totaling $540,000. The term of the warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date. The aggregated value of these warrants amounted to $39,668. On the date of investment, all the aforementioned parties converted their promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $39,668 discount was recorded as interest expense during the nine months ended September 30, 2011 with an offset to additional paid in capital.

On May 24, 2011, the Company issued warrants to purchase 500,000 shares of common stock in connection to the issuance of 8% Convertible Promissory Notes with an unrelated third-party for a principal amount totaling $100,000. The term of the warrants is three years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. This warrant had a bifurcated value of $6,667 and accounted for as a discount on debt. Such discount will be amortized and recorded as interest expense over the life of the notes or at conversion.

On May 24, 2011, the Company granted 2,796,566 warrants to purchase shares of our common stock to The RHL Group in connection with the Fifth Amended Note (see Note 3). This warrant had an exercise price of $0.051 per share, with a contractual life through May 24, 2016. This warrant vested upon commencement and has an aggregate value of $105,442, which was recorded as interest expenses during the three and nine months ended September 30, 2011.

On May 26, 2011, we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.051 per share, with a contractual life through May 26, 2012. This warrant will vest upon the closing of a transaction between the Company and a third-party introduced to the Company by such third-party service provider and has an aggregate value of $20,907.

On May 26, 2011, we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.051 per share, with a contractual life through May 26, 2012. This warrant vested at commencement and had an aggregate value of $20,907, which was recorded as operating expenses during the three and nine months ended September 30, 2011.

On June 1, 2011, we granted a warrant to purchase 75,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.06 per share, with a contractual life through June 1, 2012. This warrant vested at commencement and had an aggregate value of $1,048, which was recorded as operating expenses during the nine months ended September 30, 2011.

On June 1, 2011, we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.06 per share, with a contractual life through June 1, 2012. This warrant vested when certain conditions are met and had an aggregate value of $13,975, of which $3,441 and $4,525 were recorded as operating expenses during the three and nine months ended September 30, 2011, respectively.

On June 10, 2011, we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.055 per share, with a contractual life through June 10, 2013. This warrant will vest upon the holder generating at least $100,000 in gross revenue from the licensing agreement using the technology of the Company and had an aggregate value of $31,294.

On June 10, 2011, we granted a warrant to purchase 500,000 shares of our common stock to a third-party as payment for services. The first tranche of 250,000 shares had an exercise price of $0.055 per share, and will vest when a licensee generates at least $100,000 in gross revenue from the licensing agreement using the technology of the Company, or in one year, whichever occurs first. The second tranche of 250,000 shares had an exercise price of $0.125 per share, and will vest in one year after the vesting of the first tranche. This warrant had a contractual life through June 10, 2016 and had an aggregate value of $20,102, of which $3,888 and $4,733 was recorded as operating expenses during the three and nine months ended September 30, 2011, respectively.

On June 16, 2011, the Company issued a warrant to purchase 140,000 shares of common stock in connection to the issuance of Convertible Promissory Notes with an unrelated third-party for a principal amount of $35,000. The term of the warrant was three years and the exercise price was the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or (ii) $0.022. This warrant had a bifurcated value of $2,197. On the date of investment, the holder converted the promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $2,197 discount was recorded to interest expense during the nine months ended September 30, 2011 with an offset to additional paid in capital.

On July 7, 2011, we granted a warrant to purchase 1,000,000 shares of our common stock to UNIS in conjunction with the formation of a joint venture. This warrant had an exercise price of $0.08 per share, with a contractual life through July 7, 2013. This warrant vested at commencement and had an aggregate value of $23,064, of which $2,947 was recorded as operating expenses during the three and nine months ended September 30, 2011.

On July 7, 2011, we granted a warrant to purchase 1,000,000 shares of our common stock to UNIS in conjunction with the formation of a joint venture. This warrant had an exercise price of $0.12 per share, with a contractual life through July 7, 2013. This warrant vested at commencement and had an aggregate value of $20,187, of which $2,579 was recorded as operating expenses during the three and nine months ended September 30, 2011.

On July 7, 2011, we granted a warrant to purchase 1,000,000 shares of our common stock to UNIS in conjunction with the formation of a joint venture. This warrant had an exercise price of $0.16 per share, with a contractual life through July 7, 2013. This warrant vested at commencement and had an aggregate value of $18,122, of which $2,316 was recorded as operating expenses during the three and nine months ended September 30, 2011.

On July 7, 2011, we granted a warrant to purchase 1,000,000 shares of our common stock to UNIS in conjunction with the formation of a joint venture. This warrant had an exercise price of $0.20 per share, with a contractual life through July 7, 2013. This warrant vested at commencement and had an aggregate value of $16,537, of which $2,113 was recorded as operating expenses during the three and nine months ended September 30, 2011.

On July 19, 2011, the Company issued a warrant to purchase 944,532 shares of common stock in connection to the issuance of Convertible Promissory Notes with a related-party for a principal amount of $157,422. The term of the warrant is five years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. This warrant vested at commencement and had an aggregate value of $34,813.

On July 30, 2011, we granted a warrant to purchase 200,000 shares of our common stock to an employee. This warrant had an exercise price of $0.06 per share, with a contractual life through July 30, 2016. This warrant vests annually over two years and has an aggregate value of $6,954, of which $586 was recorded as operating expenses during the three and nine months ended September 30, 2011.

On August 8, 2011, the Company issued a warrant to purchase 300,000 shares of common stock in connection to the issuance of a Convertible Promissory Note to an unrelated third-party for a principal amount of $100,000. The term of the warrant is three years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. This warrant vested at commencement and had an aggregate value of $10,241. On the date of investment, the holder converted the promissory notes and exercised the attached warrants.

On August 12, 2011, the Company issued a warrant to purchase 900,000 shares of common stock in connection to the issuance of a Convertible Promissory Note to an unrelated third-party for a principal amount of $150,000. The term of the warrant is three years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. This warrant vested at commencement and had an aggregate value of $30,723. On the date of investment, the holder converted the promissory notes and exercised the attached warrants.

On September 12, 2011, we granted a warrant to purchase 200,000 shares of our common stock to an employee. This warrant has an exercise price of $0.06 per share, with a contractual life through July 30, 2016. This warrant vests annually over two years and has an aggregate value of $6,954, of which $889 was recorded as operating expenses during the three and nine months ended September 30, 2011.

On September 12, 2011, we granted a warrant to purchase 2,000,000 shares of our common stock to an unrelated third-party for legal services. This warrant has an exercise price of $0.06 per share, with a contractual life through September 12, 2012. This warrant vests when certain conditions are met and has an aggregate value of $34,571, of which $4,417 was recorded as operating expenses during the three and nine months ended September 30, 2011.

On September 27, 2011, the Company issued a warrant to purchase 400,000 shares of common stock in connection to the issuance of a Convertible Promissory Note to an unrelated third-party for a principal amount of $100,000. The term of the warrant is three years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. This warrant vested at commencement and had an aggregate value of $10,549. On the date of investment, the holder converted the promissory notes and exercised the attached warrants.

A summary of the activity of the Company's warrants for the nine months ended September 30, 2011 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2010	46,889,598	$-
Granted	21,534,714	0.06
Exercised	(5,890,000)	0.05
Cancelled	(4,094,288)	3.88
Outstanding at September 30, 2011 (Unaudited)	58,440,024	0.34

The following summarizes the total warrants outstanding and exercisable as of September 30, 2011.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.05 - $0.25	51,573,768	$2.68	$0.11	46,015,197	2.69	$0.11
$0.25 - $2.50	2,166,346	1.58	0.39	2,166,346	1.58	0.39
> $2.50	4,699,910	1.09	2.83	4,699,910	1.09	2.83
	58,440,024			52,881,453

The weighted average fair value of warrants granted during the three and nine months ended September 30, 2011 amounted to $0.03 per warrant.

Shares Issued for Services or Reduction to Liabilities

During the nine months ended September 30, 2011, we issued 19,773,826 shares of common stock with a value of $1,213,083 to non-employees and charged to the appropriate accounts for the following reasons:

	Nine-Months Ended September 30, 2011
Purpose	Shares	Value

Services Provided	2,292,858	$110,640
Reduction of payables	16,730,968	1,027,443
Capital contribution fund	-	-
Prepaids and other assets	750,000	75,000

Totals	19,773,826	$1,213,083

The 19,773,826 shares issued were not subject to vesting; however, as they were unregistered, they are restricted from sale until they are registered or are eligible for an exemption from the registration requirements of the Securities Act of 1933, as amended. All such shares were issued at the trading closing price on the date of issuance or at higher agreed-upon prices and such value was calculated therefrom.

Derivative Liabilities

On July 16, 2009, we entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount totaling $30,000. Subsequently, we entered into identical 12% Convertible Promissory Notes with four other unrelated third-parties for an additional $530,000. In addition, we granted a total of 3,110,000 warrants to purchase shares of our common stock in connection with these convertible notes at an exercise price is equal to the product of 50% multiplied by the arithmetic VWAP of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date. At the time, this resulted in the possibility that we may not have had enough authorized shares to settle these obligations using common stock. Instead, there was the possibility, although remote, that we may have needed to settle one or more of these contracts with cash. Consequently certain non-employee options and warrants were accounted for as derivative liabilities as of July 16, 2009.

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

On April 15, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $167,387 which included a 7% closing discount in the amount of $10,951. This Note replaced and terminated a promissory note originally issued to a related third-party on July 26, 2010 for $150,000 plus accrued interest of $6,436. The Restated Note was convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of June 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with June 30, 2011 being the 10th day. The whole note was ratably converted on April 15, May 16, and June 22, 2011. The Company recognized $147,057 as interest expense related to these conversions. In addition, the Note was treated as derivative due to the variable nature of the conversion price for the period from April 15 through June 30. As a result, the Company also recognized a loss of $37,798 as a change in derivative liability as of June 30, 2011.

On July 19, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $168,442 which included a 7% closing discount in the amount of $11,020. This Note replaced and terminated a portion of a promissory note originally issued to a related third-party on September 21, 2010 for $150,000 plus accrued interest of $7,422. The Restated Note is convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of September 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with September 30, 2011 being the 10th day. In addition, the Note was treated as derivative due to the variable nature of the conversion price for the period from July 19, 2011 through September 30, 2011. The derivative liability related to this conversion feature was calculated at $108,481. On August 12, 2011, $50,000 or 30% of the note was converted into common stock; the Company valued the contract again using the Black-Scholes option valuation model and recorded the difference between the value at July 19, 2011 of $108,481 and the value at August 12, 2011 of $115,167, as a loss on change in value of derivatives of $6,686. The Company also relieved $34,186 or 30% of the derivative value upon the 30% of the note conversion. On September 30, 2011, the Company re-valued the derivative with the assumptions used and calculated an increase in value of the derivative of $17,210. Per the contract, the note conversion price became fixed at September 30, 2011; therefore, the Company reclassified the entire remaining derivative value of $98,192 to equity on September 30, 2011. There is no derivative liability at September 30, 2011.

We did not designate any of the derivatives liabilities as hedging instruments.

The following is a reconciliation of all derivative liabilities:

Value at December 31, 2010	$88,997
Change in value of derivative liability	(36,745)
Establishment of derivative liability for change in value of derivative liability	255,538
Reclassification back to equity	(307,790)
Value at September 30, 2011	$-

The inputs used for the Black-Scholes option valuation model were as follows.

	September 30, 2011	December 31, 2010
(Unaudited)

Expected life in years	0 - 5 Years	5 - 10 Years
Stock price volatility	144.35% - 148.34%	111.85% - 128.94%
Risk free interest rate	0.03% - 2.14%	2.38% - 3.87%
Expected dividends	None	None
Forfeiture rate	0%	0%

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following.

	September 30,	December 31,
	2011	2010
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

	325,343	325,343
Less: current portion	325,343	325,343
Notes payable, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

On April 15, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $167,387 which included a 7% closing discount in the amount of $10,951. This Note replaced and terminated a promissory note originally issued to a related third-party on July 26, 2010 for $150,000 plus accrued interest of $6,436. The Restated Note was convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of June 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with June 30, 2011 being the 10th day. The whole note was ratably converted on April 15, May 16, and June 22, 2011. The Company recognized $147,057 as interest expense related to these conversions. In addition, the Note was treated as derivative due to the variable nature of the conversion price for the period from April 15 through June 30. As a result, the Company also recognized a loss of $37,798 as a change in derivative liability as of June 30, 2011.

On April 15, 2011, the Company entered into 6% Convertible Promissory Note with a related third-party for a principal amount of $156,436. The Note is convertible at the option of the holder into shares of common stock at a conversion price of seventy percent (70%) multiplied by the arithmetic average of the VWAP of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date. In connection with the Note, the Company also issued a warrant to purchase 938,616 shares of common stock. The term of the warrants is five years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date. We derived the fair value of the warrants issued with the Note using the Black-Scholes option valuation model, resulting in a fair value of $29,612. The $156,436 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $102,107 to paid-in capital.  We deducted the allocated fair value of the warrants and intrinsic value of the conversion feature from the Notes, resulting in an initial value ascribed to the Notes of $24,717. Both the Notes and warrants are still outstanding as of September 30, 2011.

On May 20, 2011, we entered into Convertible Promissory Notes with five unrelated third-parties for a principal amount totaling $540,000. Under the terms of the agreements, principal amounts owed under the Notes become due and payable six months from the investment date provided that, upon ten (10) days' prior written notice to the Holder, we may, in our sole discretion, extend the maturity date for an additional six months. Some of the Notes bear an interest rate of 6%, and others bear an interest rate of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company. These notes are convertible at the option of the holders into common stock at a fixed conversion price ("Fixed Conversion Price") of seventy percent (70%) multiplied by the arithmetic average of the VWAP of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. In connection with the Notes, the Company also issued warrants to purchase an aggregate of 2,710,000 shares of common stock. The term of the warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. We derived the fair value of the warrants issued with Notes using the Black-Scholes option valuation model, resulting in a fair value of $39,668. The $540,000 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $283,539 to paid-in capital.  We deducted the allocated fair value of the warrants and intrinsic value of the conversion feature from the Notes, resulting in an initial value ascribed to the Notes of $216,793. The initial value of the Notes is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense. As of June 30, 2011, all the Notes issued on May 20, 2011 had been converted and the related warrants exercised.

On May 24, 2011 the Company entered into an 8% Convertible Promissory Note with an unrelated third-party for a principal amount totaling $100,000. Under the terms of the agreement, the principal amount owed under the Note becomes due and payable on November 30, 2011 provided that, upon ten (10) days' prior written notice to the Holder, we may, in our sole discretion, extend the maturity date for an additional six months. The Note is convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date. In connection with the Note the Company also issued a warrant to purchase 500,000 shares of common stock. The term of the warrants is three years and the exercise price equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. We derived the fair value of the warrants issued with Notes using the Black-Scholes option valuation model, resulting in a fair value of $6,667. The $100,000 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $46,667 to paid-in capital.  We deducted the allocated fair value of the warrants and intrinsic value of the conversion feature from the Notes, resulting in an initial value ascribed to the Notes of $46,666. Concurrently, the Company amended an 8% Convertible Promissory Notes with the same unrelated third-party that was originally issued on August 9, 2010. The principal amount was amended from $200,000 to $207,000, the maturity date was extended to November 30, 2011 and conversion price recalculated as of the date of the amendment. The calculated fair value of the conversion feature due to this amendment amount to $92,460, resulting in an initial value ascribed to the Notes of $114,540. The initial value of the Note is being accreted to its face value over the initial term of the Note using the interest method. On May 31, $50,000 of this note was converted and the Company recognized $22,333 as interest expense related to this conversion. On July 21, 2011, $50,000 of the remaining balance on the note was converted and the Company recognized $42,168 as interest expense related to this conversion.

On June 16, 2011, the Company entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount of $35,000. The Note is convertible at the option of the holder into common stock at a conversion price of seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. In connection with the Note, the Company also issued warrants to purchase 140,000 shares of common stock. The term of the warrant is two years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. As of June 30, the note was converted and the related warrants were exercised. The Company recognized $19,561 as interest expense related to these conversions as of June 30, 2011.

On July 19, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $168,442 which included a 7% closing discount in the amount of $11,020. This Note replaced and terminated a portion of a promissory note originally issued to a related third-party on September 21, 2010 for $150,000 plus accrued interest of $7,422. The Restated Note is convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of September 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with September 30, 2011 being the 10th day. The whole note was ratably converted on August 12 into 2,040,816 shares of common stock. The Company recognized $68,662 as interest expense related to these conversions.

On July 19, 2011, the Company entered into 6% Convertible Promissory Note with a related third-party for a principal amount of $157,422. The Note is convertible at the option of the holder into shares of common stock at a conversion price of seventy percent (70%) multiplied by the arithmetic average of the VWAP of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date. In connection with the Note, the Company also issued a warrant to purchase 944,532 shares of common stock. The term of the warrants is five years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date. We derived the fair value of the warrants issued with the Note using the Black-Scholes option valuation model, resulting in a fair value of $34,813. The $157,422 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $64,827 to paid-in capital.  We deducted the allocated fair value of the warrants and intrinsic value of the conversion feature from the Notes, resulting in an initial value ascribed to the Notes of $57,782. Both the Notes and warrants are still outstanding as of September 30, 2011.

On August 8, 2011, the Company entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount of $100,000. The Note is convertible at the option of the holder into common stock at a conversion price of seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. In connection with the Note, the Company also issued warrants to purchase 300,000 shares of common stock. The term of the warrant is five years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. As of September 30, 2011, the note was converted and the related warrants were exercised. The Company recognized $67,038 as interest expense related to these conversions for the three and nine months ended September 30, 2011.

On August 12, 2011, the Company entered into a 6% Convertible Promissory Note with an unrelated third-party for a principal amount of $150,000. The Note is convertible at the option of the holder into common stock at a conversion price of seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. In connection with the Note, the Company also issued warrants to purchase 900,000 shares of common stock. The term of the warrant is three years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. As of September 30, 2011, the note was converted and the related warrants were exercised. The Company recognized $91,028 as interest expense related to these conversions for the three and nine months ended September 30, 2011.

On September 27, 2011, the Company entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount of $100,000. The Note is convertible at the option of the holder into common stock at a conversion price of seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. In connection with the Note, the Company also issued warrants to purchase 400,000 shares of common stock. The term of the warrant is three years and the exercise price is equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date. As of September 30, 2011, the note was converted and the related warrants were exercised. The Company recognized $100,000 as interest expense related to these conversions for the three and nine months ended September 30, 2011.

The total interest expense attributed to all Notes and related warrants for the three months ended September 30, 2011 and 2010 was $527,388 and $196,465 respectively. The total interest expense attributed to all Notes and related warrants for the nine months ended September 30, 2011 and 2010 was $1,470,167 and $3,770,094, respectively.

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

As of September 30, 2011, the total remaining severance liabilities amounted to $620,613, which we reflect as severance liability on the accompanying condensed consolidated balance sheets. This liability consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. We did not make payments during the three and nine months ended September 30, 2011 on these severance liabilities.

NOTE 11 - RELATED PARTY TRANSACTIONS

Our President, Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. ("RHL Group") and owns all of the capital stock of The RHL Group. Mr. Lorsch, directly and indirectly through The RHL Group, beneficially owns approximately 19.87% our total outstanding voting stock. The RHL Group has lent money to MMRGlobal pursuant to a secured note. See Note 3 - Related Party Note Payable.

The RHL Group is an investment holding company which provides consulting, operational and technical services to us, which we refer to as the RHL Services. As part of the RHL Services, The RHL Group provides us with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of The RHL Group and other individuals which may hold value to us. The RHL Group also provides infrastructure support to us, including unlimited access to its equipment, data, information management and server systems. In addition to allowing us the use of its office support personnel, The RHL Group also has consented to allow us to utilize the full-time services of Mr. Lorsch as our President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made its President, Kira Reed, available as our spokesperson, for personal appearances, tradeshows and hosting our product videos. Ms. Reed also manages our social networking activities. The RHL Group Note payable had a balance of $1,203,852 and $997,703 at September 30, 2011 and 2010, respectively. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2011 are as follows: $1,053,852, which are included in the Line of Credit; Related Party $150,000, which is related to deferred consulting expenses to the RHL Group included in Related Party Payables. In addition, the availability under the Line of Credit is further reduced by a guarantee given by the RHL Group to a vendor which had a value of $210,195 as of September 30, 2011.

Total interest expense on this note for the three months ended September 30, 2011 and 2010 amounted to $27,930 and $25,888, respectively. Total interest expense on this note for the nine months ended September 30, 2011 and 2010 amounted to $88,530 and $92,874, respectively. The unpaid interest balance as of September 30, 2011 and December 31, 2010 was $25,816 and $8,123, respectively. We incurred $12,500 during the three months ended September 30, 2011 and 2010 and $37,500 during the nine months ended September 30, 2011 and 2010, toward marketing consulting services from Bernard Stolar, a director. We included in related party payables at September 30, 2011 and December 31, 2010 $103,943 and $54,359, respectively, with respect to these services.

We also incurred $12,500 during the three months ended September 30, 2011 and 2010 and $37,500 during the September months ended September 30, 2011 and 2010, toward marketing consulting services from Hector Barreto, a former director. We included in related party payables at September 30, 2011 and December 31, 2010 $8,667 and $31,075, respectively, with respect to these services.

We also incurred $0 and $12,500 during the three months ended September 30, 2011 and 2010, respectively, towards finder's fees and/or consulting services from George Rebensdorf, a former director. We also incurred $25,000 and $141,352 during the nine months ended September 30, 2011 and 2010, respectively, toward finder's fees and/or consulting services from Mr. Rebensdorf. We included in related party payables at September 30, 2011 and December 31, 2010 $20,533 and $40,703, respectively, with respect to these services.

We also incurred $0 and $8,119 during the three months ended September 30, 2011 and 2010, respectively, towards consulting services from Jack Zwissig, a director. We also incurred $6,983 and $17,719 during the nine months ended September 30, 2011, and 2010, respectively, toward consulting services from Mr. Zwissig. We included in related party payables at September 30, 2011 and December 31, 2010 $44,333 and $25,950, respectively, with respect to these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyESafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended September 30, 2011 and 2010, the total expenses relating to this stockholder amounted to $38,997 and $0, respectively. For the nine months ended September 30, 2011 and 2010, the total expenses relating to this stockholder amounted to $130,865 and $0, respectively. In addition, we capitalized $205,977 of software development costs for the nine months ended September 30, 2011. On May 6, 2011, we issued this vendor 13,152,183 shares of common stock in exchange for a reduction to accounts payable in the amount of $789,131. As of September 30, 2011 and December 31, 2010, the total amounts due to the stockholder and included in related party payables amounted to $210,195 and $784,278, respectively.

We incurred costs of $10,599 and $105,659 during the three and nine months ended September 30, 2010, respectively, toward consulting services from Audit Prep Services, LLC. No such costs were incurred in 2011. Michael T. Psomas, member of Audit Prep Services, LLC, is a stockholder of MMRGlobal. At September 30, 2011 and December 31, 2010 we had $0 and $47,316, respectively, due to Audit Prep Services, LLC, which was recorded as a related party payable.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We licensed an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009. Amortization expense for the three and six months ended June 30, 2011 and 2010 was $12,500 and $25,000 respectively. We included in related party payables at June 30, 2011 and December 31, 2010 of $19,103, in respect to these services. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase our common stock. On April 15, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $156,436 and warrants to purchase our common stock. On July 19, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock.

NOTE 12 - SUBSEQUENT EVENTS

On September, 2011, Hector V. Barreto announced his immediate resignation from the Board of Directors (the "Board") of MMRGlobal, Inc. (the "Company") due to his appointment to the Board of Directors of the U.S. Chamber of Commerce, which required him to resign his seat with MMR to avoid conflicts. There were no disagreements between the Company and Mr. Barreto which led to Mr. Barreto's decision to resign from the Board. Mr. Barretto will remain active with the Company, including serving as Chairman of the Company's Board of Advisors.

On October 7, 2011, the Board of Directors (the "Board") of MMRGlobal, Inc. appointed Michael Finley to serve on the Board effective immediately. Mr. Finley was also appointed as a member of the Audit and Compensation Committees of the Board. There were no arrangements or understandings between Mr. Finley and any other persons pursuant to which he was elected to serve on the board.

On October 17, 2011, the Company announced that it has entered into an agreement with UST Global®, a leading provider of IT services and solutions for Fortune 500 and Global 1000 enterprises, to offer its unique MyMedicalRecords Personal Health Record (PHR) to UST Global's clients and strategic partners including some of the largest healthcare providers, payers and pharmacy retailers in the world. MMR is also providing 1,500 UST employees in the U.S. PHRs (www.mmrvideos.com) under the company's employee benefit program. In addition, the two companies will create a pre-paid Personal Health Record card to be offered for sale at pharmacy retailers and other mass merchandisers starting in the United States.

On October 25, 2011, the Company and REACH Air Medical Services, LLC ("REACH") announced they have signed an agreement to offer MMR's signature MyMedicalRecords PHR to all of REACH's current and future clients and customers. MyMedicalRecords (www.mmrvideos.com) will be an adjunct to a membership program for groups and individuals that covers non- reimbursed charges for emergency air medical transport services by REACH.

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

Source of Revenues

We derive our revenues from the sale of our MMRPro system, which includes a high-tech scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and warranties. Installation and training are provided as part of the agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. We allocate the revenue derived from these arrangements among all the deliverables, based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. Revenues from the sales of MMRPro systems accounted for 56.4% and 39.2% of our total revenues during the three months ended September 30, 2011 and 2010, respectively. Revenues from the sale of MMRPro systems accounted for 28.4% and 38.5% of our total revenues during the nine months ended September 30, 2011 and 2010, respectively.

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

We are also generating revenues from the licensing of our biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees - Biotech" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognized these fees as revenue as payments were received. During the three and nine months ended September 30, 2011, the Company received $0, and $500,000 from Celgene, respectively, which represents 0% and 45.9%, respectively, of the total revenue for the reporting period.

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

Factors Affecting Future Results

Exploiting MMRGlobal Biotech Assets and Patents

We continue to work with scientists and experienced venture capitalists to assist us in generating revenue through licensing agreements as would be usual and customary in the biotech industry and which could include milestone payments as the term is generally used in the industry.  We will also explore partnerships with manufacturers and or investors of and in Biotech products and services.  These are assets and other intellectual property that we acquired from our reverse merger with Favrille.  Those assets include, but are not limited to, data from our pre-Merger clinical vaccine trials, the Specifid vaccine, the anti-CD20 antibodies, certain patient samples and the patents and patent applications protecting the same.

Beginning in June 2009, MMRGlobal, Inc. filed various national phase filings from the Patent Cooperation Treaty patent application directed to anti-CD20 monoclonal antibodies, including in the United States, Australia, Brazil, Canada, China, Europe, India, Japan, South Korea and Mexico.  We acquired the Patent Cooperation Treaty application and anti-CD20 monoclonal antibody assets through the reverse merger with Favrille, Inc., a biopharmaceutical company, in January 2009. These patent applications remain pending in the United States and various countries and are undergoing formal patent examination.

We also acquired certain intellectual property rights involving B & T cell vaccine technology relating to the FavID® vaccine in various stages in the United States and foreign countries through its reverse merger with Favrille, Inc. in January 2009.  Various U.S. and foreign patent applications have been successfully revived to reinstate the examination process of the patent applications in countries of commercial interest.  In May 2010, U.S. Patent No. 6,911,204 directed towards methods of treating B-cell mediated malignancies was revived.  In November 2010, a patent was awarded in Singapore relating to the B-Cell Pathologies.  In December 2010, a similar patent was awarded in Mexico.  In 2011, two additional patents have been granted in Mexico relating to the treatment of B-Cell Pathologies with the SpecifID vaccine. We continue to pursue and maintain available intellectual property protection relating to the FavId/SpecifID vaccine intellectual property portfolio in the United States and major foreign markets of interest.  The Company has been working to perfect the patent condition of the biotech assets obtained from the reverse merger with Favrille, Inc. for more than a year and a half.  As a result, MMRGlobal also has patent applications pending in 13 foreign countries of commercial interest that provide competitive advantages for this biotechnology, including its SpecifID vaccine.

The Company has relied upon numerous consultants in its efforts to accelerate bringing to market its anti-CD20 monoclonal antibodies. Anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin Lymphoma (NHL) and additional B- Cell mediated conditions such as rheumatoid arthritis. The Company understands that MMRF's anti-CD20 antibody asset is potentially a candidate for the next generation Rituximab, marketed under the trade name Rituxan® in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera® by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan is one of the world's most successful monoclonal antibodies with reported total sales in 2008 in excess of US $5.4 billion.

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

MMRPro

MMRPro was launched in late 2009. During the second quarter of 2010 we sold our first MMRPro systems to physician offices and value-added resellers. We projected full deployment on a nationwide basis during the third quarter. However, as a result of feedback from what Kodak calls "voice of customer," Kodak advised us that they would be introducing a new scanning solution called the Scan Station 550 to replace the Scan Station 520 which was originally a part of the MMRPro solution. We have continued using the Scan Station 520, however, we expect delivery of the first Scan Station 550's in the fourth quarter.

We continue to build strategic and customer relationships with surgery centers, group practices, and hospitals as part of our marketing strategies for MMRPro.  These strategic relationships will enable staff physicians the ability to digitize patient charts prior to admissions streamlining the admissions process for the patients to the hospital.

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

Hispanic Marketing

As a result of our relationship with Kodak, Kodak became a sponsor of The Latino Coalition at its annual Economic Summit for Hispanic entrepreneurs on May 5th, 2010.  Our relationship with The Latino Coalition started in the first quarter of 2009. The Latino Coalition is a non-profit organization with nearly 600,000 business members nationwide. Mr. Barreto, former member of our Board of Directors and current Chairman of our Board of Advisors, is the Chairman of the Latino Coalition and is assisting the Company with its sales of MMRPro to doctors and hospitals serving the Hispanic community.

Direct Marketing

On September 15, 2009, we entered into a five year agreement to license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency, LLC. The agreement allows us to market, through the use of this database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro integrated document management system for physicians and their patients. We are continuing to identify opportunities to utilize the database to market to consumers and to sell MMRPRo to physicians and small group practices. In 2011, E-Mail Frequency has begun to market MMR's products and services to Employee Benefit organizations and physicians.

MyEsafeDepositBox

We have introduced our redesigned upgraded version of MyEsafeDepositBox which will includes all the features of our MyMedicalRecords.com product. We will market MyEsafeDepositBox direct to consumers, financial institutions and others.

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

MMR also granted to VisiInc a license to its proprietary eHealth patent portfolio in Australia with additional rights in certain areas of Eastern Europe. As partial additional consideration for the granting of the patents, VisiInc has granted one million warrants to MMR and MMRGlobal has granted one million warrants to VisiInc. The terms are based on revenue performance criteria for both companies as well as other additional customary terms and conditions.

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

Results of Operations for the three and nine months ended September 30, 2011 as Compared to the three and nine months ended September 30, 2010

Revenues.

Revenues for the third quarter of 2011 were $352,058, an increase of $81,672 or 30.2% compared to $270,386 in 2010. The increase for the quarter was primarily due to higher subscription revenue and an increase in MMR Pro revenue.

Revenue for the nine months ended September 30, 2011 was $1,089,676, an increase of $533,028 or 48.9% compared to $556,648, the same period in 2010. The year-to-date increase was primarily due to an increase in biotech-related license fees and MMR Pro revenue.

Cost of revenue.

Cost of revenue decreased by $19,936, or 8.7%, from $230,410 for the third quarter of 2010 to $210,474 in 2011. Cost of revenue decreased by $55,584, or 11.1%, from $503,822 for the nine months ended September 30, 2010 to $448,238 in 2011. During the third quarter of 2011, the Company received a significant pricing reduction/adjustment from our major website maintenance providers. Gross profit as a percentage of revenues was 40.2% for the third quarter of 2011, as compared to 14.8% in 2010. Gross profit as a percentage of revenues was 58.9% for the nine months ended September 30, 2011, as compared to 9.5% in the same period of 2010. Gross profit as a percentage of revenues increased due primarily to biotech licensing fees received from Celgene with no corresponding cost increase and the pricing adjustment that the Company received from the service providers.

Operating expenses.

Total operating expenses decreased by $128,210, or 7.5%, from $1,709,095 in the third quarter of 2010 to $1,580,885 in 2011. Total operating expenses decreased by $704,838, or 12.2%, from $5,758,635 in the nine months ended September 30, 2010 to $5,053,797 in 2011.

General and administrative expenses decreased by $36,594, or 3.8%, from $954,119 in the third quarter of 2010 to $917,525 in 2011. General and administrative expenses decreased by $349,060, or 10.5%, from $3,328,432 for the nine months ended September 30 of 2010 to $2,979,372 in the same period of 2011. The year-to-date decrease was driven primarily by lower stock-based compensation expenses of approximately $30,000 and lower audit and accounting fees of approximately $277,500 in the first half of 2011 as compared to 2010.

Sales and marketing expenses increased by $84,954, or 12.5%, from $677,864 in the third quarter of 2010 to $592,910 in 2011. Sales and marketing expenses decreased by $366,308, or 16.6%, from $2,206,867 in the nine months ended September 30 of 2010 to $1,840,559 in 2011. The third quarter increase was primarily due to hiring of a public relation firm in handling potential investors. The decrease was driven primarily by lower stock-based compensation expenses of approximately $130,000 and non-cash equity-based compensation and payments of approximately $260,000 for marketing and consulting services with health-care and research providers incurred in 2010. No such consulting services took place in 2011.

Change in valuation of derivative liabilities.

In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. There was no change in valuation for the third quarter of 2011.

In addition, during the second quarter of 2011, the Company entered into 6% Convertible Promissory Notes in exchange for the full amount, plus unpaid interest and 7% closing discount in the amount of $10,951, of the convertible promissory note originally issued on July 26, 2010. The Notes were treated as derivative due to the variable nature of the conversion price for the period from April 15 through September 30. As a result, the Company recognized a loss of $36,745 as a change in derivative liability for the nine months ended September 30, 2011.

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

The change in valuation of derivative amounts impacting our statement of operations was a non-cash expense.

Interest and Other Finance Charges, Net.

We had interest and other finance charges, net of $613,244 for the third quarter of 2011, an increase of $328,972 from $284,272 in 2010. Interest and other finance charges totaled $1,798,923 for the nine months ended September 30, 2011, a decrease of $2,647,091 from $4,446,014 for the same period of 2010. The decrease was primarily due to higher non-cash interest expense attributed to the conversion feature and warrant issued with Convertible Promissory Notes.

Net loss.

As a result of the foregoing, we had a net loss of $2,140,489 for the third quarter of 2011 compared to a net loss of $1,686,396 for the third quarter of 2010. We also reported a net loss of $6,248,027 for the nine months ended September 30, 2011 compared to a net loss of $16,014,391 for the similar period in 2010.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2010 financial statements for the year ended December 31, 2010 related to the uncertainty of our ability to continue as a going concern. At September 30, 2011, our current liabilities of $6,666,401 exceeded our cash and cash equivalents of $180,985.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of September 30, 2011, the Company's current liabilities exceeded its current assets by $5.76 million. We have incurred net losses of $2,140,489 and $1,686,396 for the three months ended September 30, 2011 and 2010 respectively and $6,248,027 and $16,014,391 for the nine months ended September 30, 2011 and 2010, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating its business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn, over the next twelve months, the Company's existing current assets will sustain our business for approximately three to six months.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,203,852 at September 30, 2011), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to the RHL Group. At September 30, 2011, we had a line of credit with The RHL Group in the amount of $3 million. Availability under this line of credit at this time is $1.8 million as of September30, 2011.

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

Cash Flows for the three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

Net cash used in operating activities for the nine months ended September 30, 2011 was $1,958,363, compared to $3,333,408 used in the similar period in 2010. In 2011, we had a net loss of $6,248,027, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, change in valuation of derivative liabilities, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets) of $3,609,716, less changes in operating assets and liabilities of $679,948. In 2010, cash used in operating activities included net loss of $16,014,391, less similar non-cash adjustments of $12,459,195, plus changes in operating assets and liabilities of $221,788. Compared to 2010, non-cash adjustments in 2011 were lower due primarily to the change in valuation of derivative liabilities and lower amortization of loan discount.

Net cash used in investing activities in the nine months ended September 30, 2011 and 2010 totaled $416,078 and $312,157respectively. In 2011, in addition to the normal spending for equipment, the Company also invested in patent applications, and MMRPro website development.

Net cash provided by financing activities in the nine months ended September 30, 2011 and 2010 totaled $2,191,737 and $3,399,321 respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes, common shares and net proceeds from draw downs on our line of credit from the RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our chairman, Chief Executive Officer and President. Higher financing activities in 2010 were primarily from the issuance of convertible notes.

As of September 30, 2011, we had cash and cash equivalents of $180,985, compared to $241,522 at September 30, 2010.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group Note payable had a balance of $1,414,047 at September 30, 2011. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2011 are as follows: $1,053,852, which are included in the line of credit, related party, $125,000, which is related to deferred salary and consulting expenses is included in related party payables and $210,195 for guarantees. The RHL Group received a $200,000 loan origination fee in connection with the Fourth Amended Note. On May 24, 2011, we entered into a Fifth Amended and Restated Promissory Note. The Fifth Amended Note amended and restated that certain Fourth Amended and Restated Promissory Note by extending the maturity date of the Existing Note for one year to April 29, 2012. In connection with the Amended Note, and in addition to the Origination Fee, the Company has issued The RHL Group warrants to purchase 2,796,566 shares of the Company common stock at $0.051 per share. On May 26, 2011, the RHL Group elected to exercise its right to convert 1.6 million shares of the Company's stock at $0.125 cents per share which was approximately 300% of the closing market price of that day, in consideration of the loan origination fee. We recorded the loan origination fee as a deferred financing cost and we are amortizing it over the Fifth Amended Note maturity period. We recorded the loan origination fee as a deferred financing cost and we are amortizing it over the life of the Note. As of September 30, 2011, the remaining unamortized origination fee was $116,667.

Total interest expense on this note for the three months ended September 30, 2011 and 2010 amounted to $27,930 and $25,888, respectively. Total interest expense on this note for the nine months ended September 30, 2011 and 2010 amounted to $88,530 and $92,874, respectively. The unpaid interest balance as of September 30, 2011 and December 31, 2010 was $25,816 and $8,123, respectively.

Convertible Notes

On various dates between July 26, 2010 and July 19, 2011, we also entered into eight different Note and Warrant Subscription Agreements with four separate individuals. Pursuant to the terms of each of these note agreements, these individuals purchased convertible notes in an aggregate amount of $1,213,858. Each of the notes carry an annual interest rate of 6% or 8% and are convertible at the option of the Purchaser into a number of shares of our common stock. As of September 30, 2011 $1,089,300 remained outstanding and the individuals had not chosen to convert their Note balance into shares of our common stock.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Controls over Financial reporting

There were no significant changes in our internal control over financial reporting during the three and nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the three and nine months ended September 30, 2011.

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

On July 31, 2011, Ropers, Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, filed a civil complaint on behalf of MyMedicalRecords.com ("MMR- US") in the Superior Court For the State of California, County of Los Angeles. Named as defendants in that case are Taylor Armstrong, Russell Armstrong and a corporation known as NuWay Digital Systems. Among other things, the Complaint alleges that Taylor Armstrong and her husband Russell Armstrong breached a 2007 settlement agreement between themselves and MMR-US. The settlement agreement entitles MMR-US to liquidated damages of $1,000,000 for the first such breach and $250,000 for each ensuing breach. To date, three breaches have been alleged. Ropers continues to investigate and will amend the Complaint in the event that additional breaches are uncovered.

The complaint has been served on Ms. Armstrong individually, and she has answered. The pre-trial discovery process has commenced. The Court has yet to set a trial date, however, in accord with the rules of the Court, it is expected that the matter will proceed to trial in the fourth quarter of 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since our previous disclosure on October 21, 2011, we have made the following unregistered sales of equity securities:

On November 11, 2011, the Company granted the RHL Group 125,000 shares of common stock valued at $5,750 in connection with the provision of a $250,000 guarantee to a vendor for future services.

On November 11, 2011, the Company granted the RHL Group a warrant to purchase 625,000 shares of our common stock in connection with the provision of a $250,000 guarantee to a vendor for future services. This warrant vests at commencement and has an aggregate value of $28,750, which will be recorded as interest expenses during the fourth quarter of 2011.

We have granted all such securities described above in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
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

Date: November 14, 2011

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. PDF

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. PDF

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
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