Form 10-K
period 2011-12-31
MMRGlobal, Inc.
filed 2012-03-30
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period __________ to ______________,

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

      As of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock was $13,792,372 based on 293,454,717 shares issued and outstanding on such date and a closing sales price for the registrant's common stock of $0.047, as reported on the OTC BB on such date.

      As of March 14, 2012, the registrant had 370,150,986 shares of common stock outstanding.

MMRGLOBAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2011
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements. The words "anticipate," "expect," "believe," "plan," "intend," "will" and similar expressions are intended to identify such statements. Although the forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to those discussed or incorporated by reference herein. Actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made. The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgments with respect to, are subject to various risks and uncertainties, including but not limited to those discussed or incorporated by reference herein. Actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

PART I

ITEM 1. BUSINESS

Organizational History

MMRGlobal Inc. (referred to herein, unless otherwise indicated, as "MMR", "MMRIS," the "Company," "we," "us," and "our") was originally incorporated as Favrille, Inc. ("Favrille") in Delaware in 2000, and since its inception and before the Merger (as defined below), operated under a different management team as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. In May 2008, our ongoing Phase 3 registration trial for our lead product candidate failed to show a statistically significant improvement in the treatment of patients with follicular B-cell non-Hodgkin's lymphoma, and accordingly, we determined to sell all of our equipment related to manufacturing of this product, as well as other personal property in an auction. On September 9, 2008, this auction was consummated and we received $3.2 million in net proceeds from the sale of the assets. With the disposition of all of our equipment and other personal property, we ceased to engage in any operations and became a "shell company" as such term is defined in Rule 12b-2 of the Exchange Act.

Agreement and Plan of Merger and Reorganization

On November 8, 2008, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with our wholly-owned subsidiary Montana Merger Sub, Inc., or the Merger Sub, a Delaware corporation, and MMR, pursuant to which Merger Sub would merge with and into MyMedicalRecords.com, Inc. ("MMR"), a private company formed in January 19, 2005, whose primary purpose was to create a Personal Health Record product with a telecommunications backbone and infrastructure, with MMR continuing as the surviving corporation and a wholly-owned subsidiary of our company. We refer to this transaction, which closed on January 27, 2009 and which became effective on February 9, 2009, as the Merger. Following the Merger, the holders of MMR equity prior to the Merger, on a fully diluted basis, owned or had the right to acquire approximately 60.3% of our equity, the holders of our equity prior to the Merger, on a fully diluted basis, owned approximately 33.2% of our equity, and certain beneficiaries under the Creditor Plan (which consist of our former officers and former directors and their affiliates) had the right to own up to approximately 6.5% of our equity. The Creditor Plan is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and filed as Exhibit 10.1on our report on Form 8-K filed on November 13, 2008.

As a result of the Merger in January 2009, MMR became our wholly-owned subsidiary and its legal name became MyMedicalRecords, Inc. Although we are the legal acquirer, the Merger is accounted for as a reverse acquisition in accordance with U.S. generally accepted accounting principles, or GAAP. Under this method of accounting, Favrille was treated as the "acquired" company for financial reporting purposes. This determination was primarily based on: the fact that MMR's former shareholders held a majority of the equity of the consolidated company, MMR's operations comprise the ongoing operations of the consolidated entity, and MMR's senior management and director designees assumed control of the consolidated company.

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

On March 8, 2011 we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including the company's anti-CD 20 antibodies and related FavID™ vaccine technologies acquired by MyMedicalRecords, Inc. through the merger with Favrille. As of this date the assets have not been transferred to the subsidiary but we are in the process to do so.

Our Business Subsequent to the Merger

As of the closing date of the Merger, we adopted MMR's business of empowering consumers to manage their Personal Health Records and other important documents, whether paper-based or digital, and by doing so, to better control and organize their lives overall. Starting in 2005, MMR filed patents for a universal Personal Health Record ("PHR") that could be used by any person or any healthcare professional anywhere in the world regardless of the technology on the other end. The patents are entitled "Methods and System for Providing Online Medical Records" and `"Methods and System for Providing Online Records." Today, we provide patented secure online storage and document management solutions for Personal Health Records and other important documents such as insurance policies, driver's license, IDs, passports, estate planning documents, advance directives, photos, as well as legal and travel documents among others.

The Company expanded its operations and added a line of document storage and management solutions for healthcare professionals, designed to eliminate paper, allow them to operate without dramatically changing the way a medical office operates and allow them to store and share health records with their patients on a real-time basis.

We are also in the business of licensing our intellectual property which is comprised of biotech assets including patents, patient samples, anti-CD20 antibodies and others intellectual property as well as a portfolio of patents pertaining to health information technology. As a result of these licensing activities, we have signed Licensing Agreements for more than $40 million to date. More than $10 million of it pertains to biotech and $30 million to the Settlement and Patent License Agreement with Surgery Center Management, LLC, which is discussed in further detail in the "Customers" section.

Business Overview

The following description of our business relates to our current business and operations.

We offer a suite of secure, online products that empower consumers and professionals alike to manage medical records and other important documents in their life and business, whether paper-based or digital. These online products include: (i) Our Patented MyMedicalRecords.com, an on-line Personal Health Record (PHR) secure system for the entire family including pets; (ii) Our Patented MyEsafeDepositBox, an on-line secure document storage system; (iii) Our Patented MMRPro, an integrated scanning and web-based document management solution for medical providers; and (iv) numerous private label PHR and MyEsafeDepositBox storage solutions including MyBlueButton.com for veterans to upload their health information from their HealtheVet account into an MMR account, NRAeSafe, Chartis Insurance, MedicAlert, E-Mail Frequency LLC and others. Through our product offerings, we are part of a growing trend in which people are increasingly trusting on-line services as a way for them to store and manage critical, sensitive information such as medical records, financial records and vital documents.

In late 2009, we released our electronic document storage and management system for healthcare professionals, particularly small to mid-size physician practices that are still largely or entirely paper-based, Our professional solution, which we refer to as MMRPRo, incorporates an integrated patient portal accessible through www.mmrpatientview.com in response to the need to provide patients with timely access to their medical records. In 2010 we added the MMR Stimulus Program to the MMRPro product offerings which helps healthcare professionals recoup some or all of the cost of managing patient's Personal Health Records. Videos on our products can be found at www.mmrtheatre.com. The Company's television commercials can be viewed at www.mmrontv.com.

We also continue efforts to maximize the current and future value, of the intellectual property that we acquired from Favrille when the Merger was completed in January 2009 as well as the various health IT patents the Company has in several stages from applied-for to issued. These assets include, but are not limited to the exploitation and licensing of, patents, data and samples from the Company's pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, the anti-CD20 antibodies, and the licensing of the Company's biotech and Health IT Patents which include more than 186 additional pending claims and which have the potential effect of enabling the Company to control a dominant marketplace position in personal healthcare.

Products and Services

Our suite of secure, web-based products all are built on proprietary, patented and patent-pending technologies that allow users to easily store, organize, retrieve and share information in a timely and secure manner from anywhere in the world.

Our consumer product, "MyMedicalRecords," is an easy-to-use, secure web-based Personal Health Record system, or PHR, which allows documents, images and voice mail messages to be transmitted in and out of our system using a variety of methods, including fax, voice and file upload and doesn't need to rely on any specific electronic medical records (EMR) platform to maintain medical records. Our platform converts documents it receives by fax into PDF files. Using encryption technology, the system receives these files, as well as voice files and any other uploaded files including data exported from Telemedicine systems, which are all stored in the consumer's personal account secured by a unique user ID and multiple password combination. A notification is sent to up to three user e-mail addresses (including text-enabled cell and smartphones) whenever a new record is received. Users can then access their files via the Internet and take advantage of an intuitive, customized filing system that allows them to categorize, annotate and file their records for easy access, organization and retrieval. Users can also print, download, e-mail or fax their records from their account, giving our customers greater control over their own Personal Health Records and other information, which they can share with healthcare providers and others as they move through the continuum of care.

We are currently selling our MyMedicalRecords PHR product direct to consumers, to corporations as an employee benefit, physicians, small hospitals, surgery centers and other healthcare professionals including veterinarians, and to affinity organizations as a "value-added" service for their members or clients. We recently introduced a Prepaid Personal Health Record Card which the Company plans on offering through retailers. We also sell to insurance companies and plan to sell through financial services organizations in the future. The PHR is offered both via the MyMedicalRecords web site and as a private-labeled product. When sold to employers and/or affinity groups the Company counts members as individuals who have received paid access to the MMR system through their employers benefit program or as a member benefit from a respective affinity group. The Company counts users as the individuals in that member group that activate and commence usage of their individual PHR account. In addition, the MyMedicalRecords PHR is an important component of the MMRPro professional document management and imaging system which we are selling to physician offices and other healthcare professionals (See section on "MMRPro").

Our "MyEsafeDepositBox" service is geared toward small businesses, the financial services, insurance and legal service industries. MyEsafeDepositBox is based on the same technology and architecture as our MyMedicalRecords PHR product. However, rather than focusing on storing medical records, MyEsafeDepositBox is designed to provide secure on-line storage for medical records and vital financial, legal and insurance documents such as wills and advanced directives. MyEsafeDepositBox.com may be used as a virtual on- line "safe" and could serve as an essential part of any household's or business's disaster preparedness plan.

In September 2009, we introduced our MMRPro product which provides physician offices with a powerful and cost-effective solution to the costly and time-consuming challenge of digitizing paper-based medical records, as well as providing doctors the ability to have access to those records through a private portal at MyMedicalRecordsMD.com (go to MMRPro.com for more information). MMRPro also features an integrated e-Prescribe automated drug order entry system. It also automatically deploys records that patients can view and print out through a free patient portal, MMRPatientView.com. MMRPro also includes a "stimulus program" that allows doctors the opportunity to earn administrative reimbursements when their patients upgrade from the free MMRPatientView.com portal to a full-featured, paid MyMedicalRecords PHR.

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

As a vendor of PHRs, we are implementing policies and procedures, and reviewing our relationships with all necessary parties, to ensure our compliance with HITECH and its associated regulations. MMR is not a business associate under HIPAA's three-prong test. While MMR would not be considered part of a covered entity's workforce (the first prong). Similarly, the Company would not meet the second prong of the test because the Company does not "perform a service on behalf of a covered entity" -since the beneficiary of the PHR is the patient, not the covered entity, and the covered entity has no obligation to maintain PHRs on its patients - only medical records.

Nonetheless, MMR is re-examining its policies and procedures and reviewing its relationships with all necessary parties to ensure compliance with HITECH and its associated regulations, much like MMR's efforts have been with regards to HIPAA and its regulations. One of the primary goals of HITECH is to ensure that individuals are notified when there has been (or there is a strong possibility of) a breach of the individual's PHI - a requirement that MMR recognizes and fully supports.

We plan to continue to take advantage of the burgeoning consumer health information market and leverage federal legislation, including the HITECH Act. We believe that the healthcare reform legislation passed by Congress and signed by the President into law in March 2010 (Patient Protection and Affordable Care Act) could represent a significant behavioral shift in how consumers will manage their healthcare because of the requirement that most everyone have insurance. The U.S . Supreme Court is scheduled to hear oral arguments challenging the law during the last week of March 2012. Even with the future of the insurance mandate uncertain, we believe health IT, a largely bipartisan issue, will continue to expand to make Personal Health Records an essential part of patients' lives as a result of the ever present need to achieve cost savings and improved health outcomes. Modernizing the healthcare system also has significant implications for physicians and other healthcare providers and we expect that as these physicians and healthcare providers look for cost-efficient ways to digitize their patient records, MMRPro will gain continued awareness and acceptance among the medical provider community. We also believe that as medical costs and insurance costs increase, and benefits decrease, healthcare consumers will require greater control over their personal (and their family's) health and health information.

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
  Physicians who are being required to provide patients with timely electronic access to their personal health information;
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
  Travelers and businesspeople working overseas who want to ensure that they always have access to their medical records in the event of an emergency; Hospitals required to provide patients discharge summary and procedures electronically;
  Home healthcare professionals who want to use technology, particularly PHRs, to maintain and share patient records and support practical daily management issues;
  Wireless providers who are seeing smartphones increasingly used as a hub for remote patient monitoring devices that can export data to PHRs to improve coordination of care in the patient-centered medical home;
  Corporations seeking to offer their employees a valuable benefit, e.g. companies implementing workforce wellness programs and those with expatriate employees would be particularly interested in our product;
  Pharmacists who are unable to spend more time counseling consumers due to time constraints and see PHRs as a way to help bridge the gap; and Government agencies, local, state and federal, who are seeking to provide a quick way to deploy a solution for helping families and businesses preserve their vital documents in the event of a man-made or natural disaster

Because of the similarity in functionality between our MyMedicalRecords PHR product and our MyEsafeDepositBox product, we market these products through some of the same channels. The crossover marketing strategy for our MyMedicalRecords PHR product and MyEsafeDepositBox product(s) focuses primarily on the following channels:

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

Our MMRPro product is an integrated, end-to-end service that gives physicians and other healthcare providers, an easy and cost- effective way to scan and digitize patient medical files, manage those files through a virtual patient chart and give patients up-to-date access to those records through an integrated patient portal. MMRPro is being marketed to:

  Physicians, particularly small group and sole practitioners who still do not have any way to digitize the paper in their offices and who do not want to invest the hundreds of thousands of dollars necessary to implement an Electronic Medical Record, or EMR, system;
  Community hospitals and other clinics which do not have the funds or technology resources to invest in an EMR system;
  Surgery centers and specialty clinics; and
  EMR and EHR vendors who are looking for a way to bring a Personal Health Record into their systems without having to build their own import modules.

The Company is an Independent Software Vendor of Kodak, which manufactures the scanner and scanning software used in the MMRPro system. As a result, MMR utilizes resources of Kodak distribution channels to sell this product into doctor offices nationwide. The Company has also announced that it is entering into a similar agreement with Fujitsu to provide hardware and software solutions to deploy its professional products and services.

The Company was one of the first Integrated Service Providers on Google Health, which discontinued services effective January 2, 2012 but is allowing existing users to access and migrate their data up until January 1, 2013, however in 2011 we signed an agreement with Microsoft® HealthVault™ and are planning to integrate our services with their platform during 2012.

We continue to work with scientists and experienced venture capitalists and consultants to assist us in generating revenue through licensing agreements as would be usual and customary in the biotech industry and which could include milestone payments as the term is generally used in the industry. We will also explore partnerships with manufacturers and or investors of and in Biotech products and services. These are assets and other intellectual property that we acquired from our reverse merger with Favrille. Those assets include, but are not limited to, data from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, the anti-20 antibodies and certain patient samples.

Beginning in June 2009, we filed various national phase filings from the Patent Cooperation Treaty (PCT) patent application directed to anti-CD20 monoclonal antibody assets. National phase filings are pending in major European, Asian, North American, and South American markets, including in the United States, Australia, Brazil, Canada, China, Hong Kong, Europe, India, Japan, South Korea and Mexico.

The Company has relied upon numerous consultants in its efforts to accelerate bringing to market its anti-CD20 monoclonal antibodies. Anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin Lymphoma (NHL) and additional B-Cell mediated conditions such as rheumatoid arthritis. The Company understands the anti-CD20 antibody assets are potential candidates for the next generation of a Rituximab-type therapy. Rituximab is marketed under the trade name Rituxan® in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera® by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan® is one of the world's most successful monoclonal antibodies with US $6.6 billion reported total sales in 2010.

On December 22, 2010, the company entered into a non-exclusive agreement with Celgene to license the use of the Company's clinical and scientific data related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information. In consideration for the rights granted under the Agreement, Celgene agreed to pay the Company certain upfront fees and development milestones. When a milestone is reached it automatically triggers a payment to MMR.

2011 Business Developments

Overview:

2011 was an exciting year for MMR, in which we positioned the Company to respond to what is believed to be a fast-tracked focus by doctors, hospitals and other healthcare professionals to comply with the HITECH Act prior to mandated completion of meaningful use requirements at the end of 2014. The Company concluded a contract with UST Global® and another agreement with Alcatel-Lucent in its first venture into telemedicine, the next big wave in healthcare. The Company received approval of three of its patents related to the transmission of health records into a Personal Health Record online. Two are entitled "Method and System for Providing Online Medical Records" and the third is entitled "Method and System for Providing Online Records"; together, they have over 80 claims. The Company also has 186 patent claims still pending across nine other pending U.S. utility patent applications.

As a result of the most recent grant of patents under the Company's health IT patent portfolio, the Company signed a $30 million settlement and patent licensing agreement with a Beverly Hills-based surgery center management company. An appraisal of MMR's health IT patent portfolio reported in January 2012 by The MichaelBass Group valued it at between $300-800 million (see http://michaelbass.com/PDF/JAN20MMRF.pdf ). The appraisal does not take into account any value for the pending 186 claims should they be granted. The Company is also undertaking providing Personal Health Records technology for the Military via the Department of Defense and the Department of Veterans Affairs by encouraging service members and veterans to upload their personal health information from their My HealtheVet account into our PHR portal at www.mybluebutton.com.

The Company also set-up a separate subsidiary, MMR Life Sciences Group, to exploit its growing biotech patent portfolio, including the Company's anti-CD20 antibodies and data from the FavId™/Specifid™ idiotype vaccine trials, and continues to market its intellectual property to universities, biotech companies, institutional investors and others.

Also in 2011, MMR appointed Richard M. Lagani Executive Vice President to oversee international sales operations as well as advise the Company on opportunities in the insurance, financial services and legal sectors. One of his primary responsibilities is to manage MMR's domestic and international relationship with Chartis, where he spent more than 14 years, most recently as Senior Vice President and Chief Operating Officer.

The Company also added key sales staff, enlarged our customer base, continued to file, perfect and license international patents, including licensing our proprietary MyMedicalRecords PHR technology to Australia, improved our technology, and expanded into social media to enhance brand loyalty and connect to greater numbers of potential users of our products.

Milestone Events:

In January 2011, MMR deployed MMRGlobal Infocom, a proprietary health information and communications network, enabling the Company to reduce infrastructure costs by more than 60% while upgrading our services to include VoIP Gateways and virtualized service options that enhance the operation of our proprietary health IT products. Infocom has contributed significantly to the Company's reduced cost of revenue.

The same month, New Zealand was added to MMR's list of patent awards for its "Method and System for Providing Online Medical Records" covering document delivery and emergency login services of the Company's global Personal Health Records technology.

In February 2011, MMRGlobal was named Kodak's Overall Best Independent Software Vendor for 2010 at the Kodak Americas Region Document Imaging Channel Awards dinner in Orlando, Florida, and also announced an understanding with Kodak on a private label equipment purchase agreement. MMRGlobal also received an award as Kodak's Overall Best Independent Software Vendor for a Healthcare Application for its MMRPro solution.

Also in February, the Company announced it will begin shipping the MMRPro 550 document imaging and management solution. The Company's MMRPro 550 uses a proprietary customized interface on the new Kodak Scan Station 550.

Continuing in February, MMRGlobal introduced a point-of-sale system for physician offices, hospital systems and other healthcare professionals, which delivers targeted messaging to physicians on the features and benefits of MMRPro, specifically the MMRPro Stimulus Program, and tips on providing Concierge Medicine, one of the fastest growing medical trends in the country.

In March 2011, MMRGlobal formed a wholly-owned subsidiary, MMR Life Sciences Group, Inc., exclusively to maximize the value of MMRGlobal's biotech assets. Developed at a cost of more than $140 million, these include data from the FavId™/Specifid™ vaccine pre-Merger clinical trials, other intellectual property to treat B-cell malignancies, patient tumor samples, anti-CD20 monoclonal antibodies and numerous worldwide biotech patents. The subsidiary will be used to exploit possible strategic development opportunities in Life Sciences.

In April 2011, and in response to an agreement with Bank of America, MMRGlobal announced plans to develop a secure, branded document management and delivery system using the MyEsafeDepositBox platform designed to speed up processing of loan documents for the financial services industry.

Also in April 2011, MMRGlobal launched a MyBlueButton program at The Thalians Annual Gala benefitting mental health programs and Operation Mend, a program at the UCLA Health System. MyBlueButton supports the "Joining Forces" initiative started by First Lady Michelle Obama and Dr. Jill Biden and provides military members and their families a MyMedicalRecords Personal Health Record account at no cost for as long as they are on active duty. Today www.mybluebutton.com is a portal where veterans can upload documents from their MyHealtheVet account to a MyMedicalRecords PHR.

In May 2011, MMRGlobal began collaborating with Alcatel-Lucent (ALU) to integrate the MyMedicalRecords Personal Health Record with Alcatel-Lucent's TeleHealth Manager solution. By integrating our PHR into ALU's remote patient monitoring service, doctors and patients are able to jointly monitor and manage health issues, accessing such data as blood sugar and cholesterol readings through mobile devices.

Also in May 2011, the Company announced that it partnered with Interbit Data, Inc., creator of secure, reliable and cost-effective software solutions that improve operational efficiency for healthcare operations, to provide a joint software solution utilizing Interbit Data's NetDelivery application. The module allows hospitals and other clinical facilities to use a meaningful use certified solution to instantly make health information available to patients securely over the Internet using the MMRPatientView portal from any EMR system without first having to scan, fax or print any documents. Introduced at the 2011 International MUSE Conference in Nashville, TN, the module is already being installed in hospitals and is certified for meaningful use with MEDITECH systems. Although the solution is only deployed for MEDITECH at this time, MMR believes that it can work with virtually any EMR platform, opening up a significant new market opportunity for the Company.

In June 2011, MMRGlobal and Australian company VisiInc PLC entered into an agreement to launch MMRGlobal's patented consumer and professional health IT products and services on the Visi™ platform utilizing the Vistime product. The health technology market in Australia is projected to be as much as US $2.6 billion.

Also in June 2011, MMRGlobal's Chinese Joint Venture Partner Unis-Tonghe Technology (Zhengzhou) Co., Ltd. received official notice that it had won a bid to provide eHealth and Electronic Medical Record Services of 164 County/District of Henan Province in China. Unis will deploy the Unis-Tonghe Medical Clouds Service which is planned to include a Chinese version of the MMR Personal Health Record and which would be purchased by the local Chinese Government.

In July 2011, MMRGlobal announced that PCS International, Inc., a Texas-based reseller of cellular and related wireless products and services, entered into a distribution agreement with MMRGlobal to sell MMRPro to healthcare professionals, small hospitals, clinics, surgery centers, law firms and accountants. PCS also planned to offer the MyMedicalRecords Personal Health Record direct to consumers in 11 retail locations as an upgrade to other wireless offerings.

That same month, MMRGlobal announced a definitive purchase agreement with Kodak for a customized private label version of Kodak's Scan Station Pro 550, calling for MMRGlobal to purchase a minimum of 135 MMRPro-ready Scan Station Pro 550s representing approximately $3 million dollars in MMRPro system sales over the initial term, plus the potential of millions more in MMRPro Stimulus Program revenue over additional years. This agreement is being renegotiated as a result of the recent bankruptcy filing of Kodak.

In August 2011, MMRGlobal recovered more than 1,000 biological samples from defendants in a lawsuit brought the previous year by The RHL Group Inc., a creditor of MMRGlobal and one of the Company's largest shareholders. The previous year, MMR had signed a settlement agreement with the Lymphoma Research Foundation (LRF) involving the transfer and recovery of data, tissue samples and other assets for which samples had been the subject of an ownership dispute with LRF. That action was resolved by giving MMR the exclusive control of those assets and discovery during that case led to the recovery and return of the additional samples and Intellectual Property.

In September 2011, the Company signed a non-binding term sheet to enter into a definitive agreement with JERCS, Inc. (JER) a private healthcare revenue cycle management group, and an affiliate to provide EMR-connected document management and imaging services, Personal Health Records and revenue cycle management services support to JER clients. Later that month, the Company signed the first set of definitive sales agreements with 13 individual surgery centers relating to its relationship with JER, representing the first step of integrating MMR products and services into other JER clients and 1-800-GET-THIN. Delivery of approximately $400,000 of the installations began immediately.

In October 2011, MMRGlobal announced that Hector V. Barreto would serve as Chairman of the Company's Board of Advisors after resigning from the Company's Board of Directors after nearly four years to accept an appointment by the U.S. Chamber of Commerce to serve on its Board of Directors. Following this, Mike Finley, Vice President, Worldwide Carrier Relations for Qualcomm, was elected to the Company's Board of Directors, the same week the Institute for Health Technology Transformation released that MMRGlobal was selected as the "Stock to Watch" at the annual iHT2 Health Technology Innovation & Investment Forum in New York City.

On October 17, 2011, MMRGlobal announced that it entered into an agreement with UST Global, a leading provider of IT services and solutions for Fortune 500 and Global 1000 enterprises, to offer the MyMedicalRecords Personal Health Record to UST's clients and strategic partners including some of the largest healthcare providers, payers and pharmacy retailers in the world. MMR is also providing 1,500 UST employees in the U.S. PHRs under that company's employee benefit program. Additionally, the two companies will create a prepaid Personal Health Record card to be offered for sale at pharmacy retailers and other mass merchandisers starting in the United States.

MMRGlobal also entered into an agreement with REACH Air Medical Services, LLC to offer MyMedicalRecords.com to all of REACH's current and future clients and customers. MyMedicalRecords serves as an adjunct to a membership program for groups and individuals that covers non-reimbursed charges for emergency air medical transport services by REACH.

In November 2011, the Company announced that it retained The MichaelBass Group to provide valuation expertise and help the Company identify investment bankers and analysts for a potential transaction combining revenue cycle management, health IT, document management and imaging services for healthcare professionals, patient care, and the exploitation of biotech assets into one consolidated entity.

Also in November 2011, MMRGlobal announced that it joined the ng Connect Program, a multi-industry open innovation program founded by Alcatel-Lucent comprised of more than 80 members worldwide, including leading network consumer electronics, application and content providers. Working with ng Connect, MMR provided the PHR for the telecommunication giant's TeleConsult mHealth platform that was unveiled at the Consumer Electronics Show in Las Vegas two months later.

On November 28, 2011, MMRGlobal was granted a patent protecting methods of making compositions for B-cell vaccines and expects to have Notice of Allowance for another U.S. Patent protecting "Methods of treating a patient with a B-cell lymphoma." The patent covers the methods of making compositions for B-cell vaccines used in the fight against lymphoma.

On December 9, 2011, the Company signed a Settlement and Patent License Agreement with Surgery Center Management, LLC to license certain of the Company's health information technology and Personal Health Record patents, including covering MyMedicalRecords and MMRPro, for a minimum license fee of $30 million plus additional usage royalties. The agreement specifically excluded any of MMRGlobal's biotech assets and other related intellectual property. For a detailed explanation about this agreement please see the Customers section below. The Company is currently under litigation to collect amounts due under the terms of this agreement.

Also in December 2011, MMR launched its "Eat On Us" campaign, giving consumers $50 in Restaurant.com® Gift Certificates when they enroll in a 30-day trial account in MyMedicalRecords.com and which can be seen at http://mmrglobal.com/EatOnUs/. This was just one example of our expanded Internet marketing efforts that took place throughout the year in addition to advertising and social media efforts on YouTube, Facebook and Twitter. Throughout 2011 and into 2012, we plan to increase our online marketing presence as part of our overall marketing and communications efforts reinforced by "traditional" broadcast media similar to commercial spots such as those that can be seen at www.mmrontv.com.

The Company closed out the year by receiving three Notices of Allowance from the United States Patent and Trademark Office for our "Method and System for Providing Online Medical Records," (U.S. Patent No. 8,117,045), "Method and System for Providing Online Records" (U.S. Patent No. 8,117,646), and "Method and System for Providing Online Medical Records" (U.S. Patent No. 8,121,855). The first two patent applications were issued on February 14, 2012, and the third on February 21, 2012. The patents became part of the Company's portfolio of health IT patents similar to those already issued to MMR in Australia, New Zealand and Singapore and others pending in countries around the world. These also expanded our proprietary claims for online Personal Health Records and document imaging filing solutions to, amongst other things, the filing, management, navigation and accessing of potentially lifesaving data in a disaster or other emergency and included dental records, children's health records, and veterinary health records for pets. We have kept up the pace of building our patent portfolio and in the first two months of 2012 filed provisional patent applications directed toward prepaid cards for services related to Personal Health Records, and provisional patent applications directed towards a method and system for managing Personal Health Records with telemedicine and personal health monitoring device features.

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

Our MyMedicalRecords PHR product is bilingual in English and Spanish and allows users to store and segregate information for up to 10 family members in a single account. It is a patient-controlled Personal Health Record that provides portability for the user, which means our MyMedicalRecords PHR can stay with the individual through changes in doctors, jobs and insurers.

The MyMedicalRecords PHR takes advantage of the one piece of equipment found in virtually every doctor's office-a fax machine. Healthcare providers can transmit documents to a patient's MyMedicalRecords PHR mailbox without making any changes to existing patient or practice management software. Our MyMedicalRecords PHR product can be used to provide secure storage for a variety of important confidential records, including:

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
  Birth certificates, living wills, healthcare powers of attorney and advance directives.
  Lab report and pharmacy records through 4medica; and
  Telemedicine data through ng Connect

In addition, users can store important legal, insurance and financial documents, as well as copies of identification documents such as passports and driver's license in their MyMedicalRecords PHR account.

The MyMedicalRecords.com Personal Health Record allows patients to store and manage their records and share information with providers, as they move along the continuum of care.

How it Works

Most providers, regardless of size, rely on fax to move medical records. In fact the average physician receives more than 1,000 faxed pages per month even if they have an EMR or other electronic system. We have based our service on the efficient and effective conversion of faxed documents, uploaded documents, voice files and, more recently, telemedicine, pharmacy and laboratory data. We convert fax into encrypted Portable Document Format, or PDF files using proprietary patented technology. Users are then able to annotate and file these records using a simple, intuitive, on-line document management system. At the same time, users can upload records into their account and organize them using the same file management system as is used for faxed documents. Records can be shared by downloading and sending them from the user's e-mail or transmitted using the system's integrated outbound fax capability.

  Upon enrollment, we send every user a Welcome Kit containing a set of stickers to be placed on their medical files at the doctors' offices that authorizes doctors to fax information into the MyMedicalRecords PHR, as well as a sticker for the back of a driver's license, which contains a special Physician Emergency Log in password that will allow access to user information in the event of a medical emergency.
  When our MyMedicalRecords PHR system receives a document by fax transmission, it converts it into a PDF file and, using secure File Transfer Protocol transmission, or FTP, deposits it in the user's account on a secure server.
  When a faxed record or voice mail is received via the user's personal Lifeline number, our MyMedicalRecords PHR system sends a notification message to up to three e-mail addresses (including smartphones or tablets) provided by the user to inform the user that a new document or voice message has arrived in his or her account.
  The user then accesses the web site, www.mymedicalrecords.com, and logs in using their unique ID (Lifeline number or a User ID that they create) and password. Users are able to view their faxed records using any PDF reader software, which can be downloaded from the Internet free of charge.
  Our MyMedicalRecords PHR product allows users to store, organize, and sort records by doctor, date, type of medical record, and, in the event multiple family members have enrolled in the service, by family member. Users also can annotate their filed records with free-form notes and then use a search feature to find any record containing a specific word or phrase.
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

We sell our MyMedicalRecords PHR product direct to consumers on a monthly and annual subscription basis. We use the Internet as a distribution channel where consumers can enroll in our service online. We are in the process of establishing a distribution channel through retail where consumers will be able to purchase a Prepaid Personal Health Record card at a retail store and write their emergency password on the back of the card.

The prepaid retail card will be manufactured as a high quality credit-card style. The package surrounding it will provide information on the PHR service to encourage both initial purchase and then active use. Because the prepaid card is high quality, emergency personnel will be able to find it in a user's wallet in the event of a medical emergency, thus reinforcing the special Emergency Log in feature of the MMR product. The Company plans to have a magnetic stripe on the back of the card as well, which will allow us to offer the prepaid product in conjunction with pharmacy or store loyalty programs.

Current direct to consumer pricing for our MyMedicalRecords PHR product for a family that permits storing information for up to 10 people is $99.95 for an annual subscription or $9.95 for a monthly subscription when purchased over the Internet. We also occasionally offer free trials and discounted pricing as a way to incentivize consumer acceptance of our MyMedicalRecords PHR product. The retail price point may be different than what the product is being sold for on the Internet.

For special key account programs, such as healthcare providers that would like to make the service available to patients, corporations who want to offer the service as a benefit to employees, insurance companies who offer this to policyholders, or affinity groups and other organizations who want to offer the service to their members, we provide different access-based pricing plans, which vary based on the number of people in the organization and the expected use of the product across the organization's members. For large corporate or key accounts, we co-brand or private label our site. Some examples of private label sites include:

  MedicAlert Gold, www.medicalert.org. MedicAlert licenses our technology to create a product that they sell to their subscribers who want to be able to manage their medical records. For more information go to http://www.medicalert.org/medicalert-membership/additional-services/online-medical-record- repository.htm?selected=Membership+Services_Add+On+Services_Document+Storage
  Chartis Insurance, www.chartisinsurance.com/mmr. The worldwide insurance company offers our MyMedicalRecords PHR service to its Global, Marine & Energy casualty policyholders.
  The National Rifle Association, www.nraesafe.com. The NRA private labels our MyEsafeDepositBox product as a value-added member benefit, consistent with their theme of security and preparedness.

In the first quarter of 2012, during the Consumer Electronics Show ("CES") and the Healthcare Information and Management Systems Society Conference ("HIMSS") in Las Vegas, we unveiled a Prepaid Personal Health Record card which will be offered at retail stores such as supermarkets and drug stores throughout the United States and will be redeemable for a Personal Health Record account on the MyMedicalRecords.com platform. In addition, we will begin offering personalized Prepaid Personal Health Record cards for physicians and hospitals. Instead of leaving the doctor's office with an appointment reminder card, healthcare professionals can hand out a Personal Health Record access card which gives their patients the ability to create and manage a comprehensive online Personal Health Record. The system also includes a document management system, a MyEsafeDepositBox, the ability to send records by outbound fax, prescription drug database and the ability to generate appointment and prescription reminders. Additionally, the cards can be custom designed so that hospitals and medical offices can use them as a cost-effective incentive to patients and outpatients to better manage their health and reinforce where they receive their care. The prepaid PHR card is actually a physician's business card with a purpose. By placing access to a full-featured PHR at the point of care, the cards call attention to the importance of having a Personal Health Record which can improve care, reduce costs and even make the difference in saving a patient's life.

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
  Emergency Log in For Physicians and Other Emergency Response Personnel. Users can create a special password, one for each family member, which doctors and other emergency response personnel can use to gain access to the particular family member's medical records in the event of a medical emergency. This password grants access to an account but does not allow any additions, changes or deletions to be made to the account. In addition, users can decide which records a doctor will be able to see in an emergency situation. Users can write this password on an emergency sticker they receive when they enroll in our MyMedicalRecords PHR service, which can be affixed to a driver's license or personal ID. Users can even include a photograph in their emergency profile.
  Health Information Library. Users have access to an interactive audio and visual encyclopedia, licensed from a third-party, of over 2,000 health information topics presented in both English and Spanish.
  Telemedicine. We are integrating our PHR with the Alcatel Lucent ng Connect telemedicine suite. This will take data directly from wireless Bluetooth monitoring devices, such as blood pressure monitors, and deposit readings directly into the MyMedicalRecords PHR.
  Laboratory Reporting Services. We are integrating our PHR with laboratory reporting services, beginning with 4medica, which is used by tens of thousands of doctors nationwide. Information will be put directly into user accounts and users will be able to view their laboratory reports results in binary format, meaning they will be able chart and graph this data.

The Company believes that these enhancements will increase usability and make it easier for consumers to view their important medical records.

The Company is working with UST Global to create a mobile application for its MyMedicalRecords.com Personal Health Record. This mobile application has already been deployed in beta mode for Android tablets and smartphones. A mobile version for iOS (iPhones and iPads) is currently under development.

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

Currently, the MyMedicalRecords PHR platform is the backbone of the MyBlueButton.com initiative where veterans and Department of Defense personnel can upload their health information from their MyHealtheVet account to a MyMedicalRecords Personal Health Record, where they can easily manage all their medical data and other important information in one secure location. In addition to safely storing their Blue Button data file, each MyMedicalRecords account comes with a password-protected voice mailbox, inbound and outbound fax, a drug interaction tool and many other features to manage and track their health. MyMedicalRecords also allows them to store medical records for their family members, including pets, in one account.

MyEsafeDepositBox - An On-line Secure Document Storage System

Our MyEsafeDepositBox product is based on the same technology and architecture as the MyMedicalRecords PHR, however, rather than focusing on medical records, it is designed to meet the needs of businesses and individuals who are looking for a simple, efficient and economical way to securely store important legal, insurance and financial documents that they cannot afford to lose. Such documents may include copies of insurance policies, deeds of trust, passport, birth certificate, photos of property and other vital documents in addition to medical records that are critical to retrieve in the event of a natural disaster such as an earthquake, hurricane, flood or fire.

We believe that the MyEsafeDepositBox product offers distinctive value in the online storage market due to our telecommunications platform enabling users to fax vital records directly into their MyEsafeDepositBox account without having to first scan paper-based records and have access to a computer to upload information, though the system can receive and store uploaded documents as well. It also permits service providers, such as insurance agents or lenders, to fax documents directly into a user's secure online account. Users also benefit from the ability to sort, store and manage their vital records, while also using a free form text search to find records stored in their account with specific annotations. Our ability to provide private label branding of this product affords banks, insurance companies, escrow services and other financial and legal businesses to provide not only a useful product but also a product that reinforces that business's identity.

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

MyMedicalRecordsMD also known as MMRPro - An Integrated Scanning and Web-Based Document Management Solution for Medical Providers

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

A typical EMR implementation costs well in excess of $100,000 and can take several weeks or months to integrate into a doctor's practice. Even worse, during this implementation, a doctor's office is asked to significantly reduce their patient load by as much as 50% which means that the practice loses one-half of its revenue during the implementation period and possibly longer. In a healthcare economy where patient load is critical to a doctor's financial success, this can be very problematic. MMRPro is sold on a three-year license, which includes all hardware, software and system management; a typical four doctor practice would pay $21,600 for the system, which could be financed over the life of the license.

How It Works

At the core of the MMRPro system is a Kodak Scan Station scanner with a special version of Kodak's Capture Pro document imaging software already installed. The system featuring MMRPro is not sold as a stand-alone product by Kodak and must be purchased through MMR. The Company is in the process of adding other scanner manufacturers to the MMRPro system.

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

All records generated from an appointment carry the patient's unique bar code. If the patient brings any third party records or health history records, the bar code is printed on a cover sheet to go in front of these records. At the end of an appointment, all paper records for the patients, including progress notes, lab reports, radiology reports and previous medical history after reviewed and approved by the doctor, are scanned into MMRPro and automatically sorted and filed into the correct tabs of a virtual patient chart that has been created online by the system. The files are securely stored Doctors can annotate these scanned records with free-form text notes and search those notes later on making it easy to retrieve specific records.

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
  Practice-specific forms management. A practice can maintain its own library of forms that it uses most often, such as admissions, insurance and treatment forms and print these, with the bar code, on demand when patients come in for an appointment.
  Dynamic Communication with Doctor's Practice Management System. Through a user designated hot-key, MMRPro seamlessly integrates, on a real-time basis, the patient data contained in the physician's practice management system saving the need of having to reenter data.
  Patient View. The MMRPro system incorporates an integrated patient portal, www.mmrpatientview.com, so doctors can give their patients timely electronic access to their medical records after a visit. Patients can sign up at the Reception Desk or they can opt to receive an e-mail after their first visit giving them the opportunity to sign up for the free service. To activate, patients log into their MMRPatientView account with their secure User ID and password combination, after which they can view, download and printout records from their visit, including lab reports, radiology reports and copies of X-ray images. Patients receive alerts any time their doctor places a new record in their account. The Company believes the Patient View portal satisfies the meaningful use requirement for doctors to share electronic copies of records with patients by January 1, 2014.
  Integration with EMR systems. In 2011, MMRGlobal signed an Agreement with Interbit Data (Natick, MA). The two companies have created a joint software solution that will allow hospitals and other clinical facilities to instantly make health information available to patients securely over the Internet using the MMRPatientView portal from any EMR system without first having to scan, fax or print any documents. The Interbit Data-MMR module is already being installed in hospitals and is certified for meaningful use with MEDITECH systems. MEDITECH is being used by more than 650 hospitals nationwide. Although the solution is only deployed for MEDITECH at this time, MMR believes that it can work with virtually any EMR platform, which opens up a significant new market opportunity for MMRGlobal.

The MMRPro "Stimulus Program"

In addition to its product functionality, MMRPro includes a "Stimulus Program" that creates cost-savings and revenue opportunity for its users; in fact, the Company believes its Stimulus Program can generate at least as much money for a doctor practice over a three-year term as the $44,000 that is possible through the HITECH Act over a five-year period. Visit www.mmrpro.com for more information or go to www.mmrtheatre.com and click on MMRPro to see a video about MMRPRo and the Stimulus Program.

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

Doctors have the opportunity to earn administrative reimbursements when their patients upgrade from the free MMRPatientView portal to a full-featured, paid MyMedicalRecords Personal Health Record. The Company shares 30% of the subscription revenue from those upgrades with doctors on a monthly basis and believes that patient acceptance for the MyMedicalRecords PHR will be driven by the benefit of being able to store and manage medical records from all doctors for up to 10 family members, not just the one doctor and one family member capability of the free MMR-Patient-View Portal.

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

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as an entity that performs a function, activity, or service on behalf of a covered entity and that requires use or access to the PHI of the covered entity, and vendors of Personal Health Records (PHRs) that use or access PHI, must also comply with the HIPAA's Security Standards and many of HIPAA's Privacy Standards. One of the key obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's PHI.

MMR is not a business associate under HIPAA's three-prong test. MMR would not be considered part of a covered entity's workforce (the first prong), nor does MMR perform a function or activity on behalf of the covered entity (the second prong of the business associate test) as the covered entity must maintain medical records, not PHRs, on its patients. Finally, MMR does not "perform a service on behalf of a covered entity" (the third prong of the business associate test) since the beneficiary of the PHR is the patient, not the covered entity. Thus, while MMR is not a business associate, it is a "vendor of PHRs" - although MMR does not fit squarely into that category as that term is defined in HITECH either.

Nonetheless, MMR is re-examining its policies and procedures and reviewing its relationships with all necessary parties to ensure compliance with HITECH and its associated regulations, much like MMR's efforts have been with regards to HIPAA and its regulations. One of the primary goals of HITECH is to ensure that individuals are notified when there has been (or there is a strong possibility of) a breach of the individual's PHI - a requirement that MMR recognizes and fully supports.

The Market for Our Products

Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the health information technology market. We are expanding our consumer market through strategic partnerships with nurse advocates, local pharmacies, and home healthcare specialists, all of whom have significant one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, we are creating a retail consumer model through the use of prepaid Personal Health Record cards, which will be sold through retail brick and mortar outlets. On the professional side, demand is increasing in the field of ambulatory surgical centers as well as other clinics looking for an elegant and cost effective scanning and document management solution. Management also sees specialty practice areas such as pediatrics, chronic care illnesses and geriatrics as fertile grounds for expanding the MMRPro solution with the integrated patient portal, MMRPatientView. In addition, as the use of teleconsulting and telemedicine becomes more prevalent, the MMRPro solution should provide a perfect platform to facilitate collaboration between doctors and other healthcare providers with the ease of use and access the solution provides.

It should also be noted that demand is not solely U.S. centric. As health IT spreads around the globe, and other countries intensify their focus on controlling healthcare costs through the improved use of information technology, we are seeing increased demand internationally. This expansion and increased demand is evidenced by the Company's agreements in China, Australia and other countries in development to offer Personal Health Record and electronic document management and imaging services. Moreover, in a global economy, companies are increasingly sending employees overseas, a practice which is expected to increase demand for our MyMedicalRecords PHR among ex-pats, particularly in Europe and the Middle East. Additionally, the growth of health IT at home and abroad is further impetus for ensuring the protection and enforcement of our patents worldwide, which have been valued at $300 to $800 million.

In light of the continued occurrence of natural and man-made disasters, demand for our MyEsafeDepositBox product will be driven by relief and educational organizations, as well as by consumers, small businesses, with international focus based on tools that help in disaster preparedness.

Healthcare and Health IT Industry

Health information technology (HIT) is the linchpin of efforts to reform the U.S. healthcare system and adoption of electronic and Personal Health Records continues to be at the center of the national healthcare agenda. Recognized as essential to controlling costs, improving care and saving lives, health IT was included in the American Recovery and Reinvestment Act of 2009 (stimulus bill) within which the Health Information Technology for Economic and Clinical Health Act (HITECH) provisions allocated more than $27 billion to modernize healthcare operations through "meaningful use" of health IT. The effects of this were seen in just under three years after the passage of HITECH, with physicians adopting a basic EHR system having doubled from 17% in 2008 to 34% in 2011 (CDC/NCHS, November 2011).

Even with lingering economic weakness, health IT is expected to continue opening widespread market opportunities in the healthcare industry, which is poised to grow at CAGR of approximately 13% during 2010-2015. The stakes are high: with healthcare spending having reached $2.6 trillion, or 17.5 percent of GDP, in 2010 and expected to soar to $6.5 trillion by 2016, the demand for solutions that control healthcare spending and deliver more efficient care will continue to drive health IT adoption (US e-health Market Analysis, July 2011 / Deltek, Inc. December 2011).

A year after the passage of ARRA and HITECH, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, a major overhaul of the United States healthcare and health insurance industries that at its core would require some 32 million Americans to purchase health insurance. Oral arguments challenging the healthcare reform law are scheduled to be heard by the U.S. Supreme Court at the end of March 2012. Should the legislation be upheld, we anticipate increased demand for the cost savings inherent in the use of electronic medical records, particularly the benefits to patients by having a Personal Health Record. However, we believe repeal will not adversely affect our products and services, since from a legislative stand point, health IT has remained largely bipartisan. Moreover, a key driver for increased investment in health IT is a projected near-doubling of the federal healthcare expenditures from $766 billion in 2011 to $1.4 trillion in 2020, due largely to an expected 123% increase in the population of those aged 65 and older by 2050 and dominated by the Internet-savvy baby boom generation. (Miliard, HealthCareIITNews, December 2011)

Taken together, the forces between the need to control healthcare spending and HIT mandates to help achieve this create positive market conditions for the Company's MMRPro and MyMedicalRecords PHR solutions. Furthermore, factors driving demand for our products and services bring into focus additional market opportunities. For instance, the doubling of basic EHR/EMR adoption by physicians since 2008 is a positive trend and additional results show that EMR implementation is now on the radar of a majority of healthcare practitioners. Significantly for the Company, over half the nation's physicians are still practicing in a paper-based world yet increasingly evaluating the need to implement electronic medical records systems if they can mitigate traditional barriers such as cost, unachievable and unusable meaningful use requirements, workflow interruptions and privacy concerns. Given about 50% of U.S. practices consist of one to five doctors where about 65% of all physician visits occur and that the majority of these practices are still using paper-based systems to manage patient charts, there is tremendous opportunity for niche market share for our MMRPro, MMRPatientView and MyMedicalRecords products.

We believe that MMR's strategic partnership with Kodak to distribute MMRPro as an end-to-end solution throughout Kodak's sales channels continues to position the Company to penetrate small-to mid-size physician practices with a cost-effective entry-level EMR system that offers an integrated patient portal and an e-Prescribe module. Further, value propositions for MMRPro in today's constantly evolving healthcare market is its SaaS platform that can work with any EMR system, its cost effectiveness and ease-of-use in light of the fact that doctors remain concerned about the cost of installing expensive, complex systems that interfere with office workflow, and the Company's response to ensure privacy protections for patients covered under HIPAA's Privacy and Security Rules within HITECH.

Additional drivers of health IT which are expected to become more prevalent are multi-platform, multi-channel models of healthcare delivery. According to health economist Jane Sarasohn-Kahn, mobile apps, home-based monitors, Wi-Fi scales, text messaging and e-mail communication will gain traction in the coming years to ensure patients stay well. (iHealthBeat, December 2011). MMR is well-positioned to benefit from multiple technology integrations, demonstrated by our partnership with the Alcatel-Lucent ng Connect Program announced in 2011. We anticipate more strategic partnerships with wireless providers as a result of our integrated telecommunications platform which delivers a PHR that allows medical records to be shared among all healthcare professionals involved in a patient's care using TeleHealth platforms.

In summary, given healthcare's prominence in the national debate, the role of health IT in cost containment and improved patient outcomes, the driving force of HITECH stimulus, America's changing demographics underscored by the first wave of baby boomers entering Medicare in 2011, and the PHR requirement for meaningful use of an EHR, we believe our products, which are cost-effective and highly usable, will benefit from the HIT value propositions in the marketplace. Even with the challenges and uncertainties healthcare providers face in their day-to-day practice, we anticipate they will continue to move away from outdated paper-based systems and focus on spending strategic dollars on health IT as ROI given economic stimulus, the transition of healthcare to more of an outcomes-based reimbursement model, increasing peer pressure and the fact that that increasing numbers of patients are becoming informed healthcare consumers who demand it.

Drivers for MyMedicalRecords PHR Market

Meaningful use criteria require physicians to provide 50% of their patients' electronic copies of their personal health information in Stages 1 and 2 and at least 90% of patients in Stage 3 by 2014 and this is starting to spur eligible healthcare professionals to seriously focus on how they will offer Personal Health Records driven by the HITECH provisions. As a result, the Company entered into such strategic partnerships in the last year as we have with UST Global and Interbit Data, the latter to provide our MMRPatientView portal to users of the MEDITECH EMR system.

Fueling the need for digitized personal medical records and the key challenge to cost containment in the healthcare industry is treating those with chronic conditions. About 10% of the population accounts for 63% of spending on health services, and 21% of health spending is for only 1% of the population. (Department of Health and Human Services, AHRQ). What is needed is a Personal Health Record that can be the main source of information between the primary care physician, specialists and the other health entities involved in the individual's care. With coordinated access to a patient's health information, there is continuity of care that can lead to cost reductions by eliminating unnecessary repeat tests and avoiding preventable medical injuries. According to the much cited Rand Corporation study published in 2005, in addition to the estimated $346 billion that could be saved annually through the use of health IT, the study projected that $82 billion to $100 billion in savings could be realized in coordination across the continuum of care.

With government stimulus creating both awareness and momentum, others not directly affected by meaningful use incentives are driving healthcare technology to control healthcare spending, such as employers incorporating Personal Health Records into workforce wellness programs to increase productivity, health plans offering PHRs to patients to maintain data that monitors health progress in addition to claims data, pharmacies who can offer patients drug interaction tools within a PHR and prescription refill reminders, the patient-centered medical home where caregivers placed PHRs at the top of their list of technology that can best support their practice issues, retailers who can use this as a tool to create stickiness and build loyalty programs at the point-of-sale, and the world of telemedicine where data from remote patient monitoring devices is transmitted by smartphones into a patient's PHR for sharing by the entire medical team.

Also helping to create momentum for PHRs while bridging the public and private sectors are initiatives spearheaded by Department of Human Health Services Secretary Kathleen Sebelius, U.S. Surgeon General Regina Benjamin, M.D., and National Coordinator for health IT Farzad Mostashari that are being used to build awareness and stimulate involvement. One of these, "Take the Pledge," engages both data and non-data holders such as employers and health IT vendors to pledge their support in enabling patients/consumers/employees to have instant access to their personal health information through Personal Health Records. Social media and video contests are also being increasingly used to build PHR communities. MMR joined with over 250 other companies to "Take the Pledge" and we are expanding our presence across the Internet using social media to engage consumers on the value of having a Personal Health Record for themselves and their family. In summary, with increasing use of EHRs requiring patients be provided their personal health information in the form of a Personal Health Record, the development of mobile health apps (an estimate 500 million individuals are expected to be using mobile healthcare applications within the next five years), the rise of the patient-centered medical home, and the use of social media to engage consumers in their healthcare, we believe PHRs have a strong future as part of an overall health IT strategy. Moreover, the MyMedicalRecords PHR - Internet-based for 24/7 access, personally- controlled, easy to use, portable, affordable, and private and secure, fulfills what surveys reveal consumers are most looking for in a PHR, which is access to information online, privacy, the ability to track immunizations and monitor lab reports, communicate with doctors, and correct mistakes in their records.

Drivers for MMRPro Market

Doctors are under increasing pressure to make their offices "digital" as mandated by the Federal Government in order to qualify for incentive payments of $44,000 per physician through Medicare and $63,750 per physician through Medicaid under the HITECH Act. Stimulus funds from HITECH are paid out in three stages of "meaningful use" over a five-year period; for example, a doctor under Medicare who qualifies for funds in 2010 will receive payments beginning in 2011 through 2015. Doctors who wait until 2013 or 2014 to have EHRs in place will be eligible for smaller bonuses. Because of the short time horizons and high costs involved, many eligible professionals, despite the stimulus funds, were until recently resistant to using full-blown Electronic Medical Record systems. Studies cited in a Congressional Budget Office Report show that a three-doctor practice could spend as much as $162,000 in the first year to install and maintain a system. This doesn't include the "hidden" costs of lost revenue from having to reduce patient load and also delays in billing while a new system is being implemented.

Regardless of the early resistance by practitioners, increasing numbers of doctors are moving forward and embracing health information technology. A stunning example of this is that while only a small amount of physicians have met Stage 1 meaningful use criteria (an estimated 3,880 providers) there has been a two-fold increase since 2008 in those who have adopted an EMR/EHR system. This is positive for the Company's MMRPro system because of how it functions as a cost-effective bridge to a full blown Electronic Health Records system while at the same time providing an integrated Patient Portal/Personal Health Record whose attachment is even greater in Stage 3 of meaningful use. And because the fax machine is currently the predominant means physicians use to share information with other doctors, and we believe this number is a great deal higher between doctors and patients, MMRPro's electronic fax capability enables them to run their practice like they always have while digitizing their office. Additionally, with the MMR Stimulus Program, incentives are offered either in place of or in addition to meaningful use payments, where it has been acknowledged that the perks offered by the government may not be enough by themselves to get doctors on board. And when meaningful use incentives are removed from the equation altogether, as is the case with non-eligible professionals such as long-term acute care, rehabilitation and psychiatric hospitals, our end-to-end, user-friendly solutions enable clinical data to be digitized and available across all sites of care.

As a result, the Company sees a significant niche opportunity to provide an efficient, cost-effective system that helps healthcare professionals take the required first step to any form of digital office - scanning and digitizing patient records. The Company believes that the simplicity and elegance of MMRPro makes it attractive to the many thousands of medical offices, community hospitals and other healthcare providers who are still paper-bound and searching for a way to start their digital conversion. As David Blumenthal, former National Coordinator for Health Information Technology, wrote in a perspective piece published in the "New England Journal of Medicine, "It is inconceivable that the health system in the U.S. will indefinitely resist a force that is transforming modern civilization and that offers almost infinite promise for improved and more efficient care." He added that the next generation of healthcare providers, "those weaned on the Internet, Twitter, Facebook, the iPad, and the iPhone" will insist on an electronic system. (Walker, "MedPage Today", 12/22/2011)

Drivers for MyEsafeDepositBox Market

The primary market driver for our MyEsafeDepositBox product is the need for individuals and businesses to be able to easily, efficiently and securely maintain backup copies of paper-based financial, insurance, legal and other vital business and personal documents that can be retrieved at anytime from anywhere over an Internet-connected device, This is especially true during a disaster, where records can be inaccessible or permanently destroyed. Eventually, as consumers continue to grow less reliant on paper, MyEsafeDepositBox can also be marketed as helping them in reduce their carbon footprint.

Online storage is a growth industry that can be viewed as rebounding from the economic recession. According to International Data Corporation's, or IDC's, Worldwide Storage Software Qview, 2011 sales of storage software increased 11.6% over 2010 to $14.16 billion led by data protection and recovery. (StorageNewsletter.com). In-Stat reported the previous year that with home networking adoption passing 50% of households in North America and 13% worldwide, the consumer network storage market is seeing continued growth and is expected to grow at a compound annual growth rate of nearly 40% between 2009 and 2014.

Both companies and individuals are continuing to seek solutions that will allow them to safely backup - and quickly restore - any lost data. We believe that our MyEsafeDepositBox product meets the need of a sub-set of this vast data storage market, and we target individuals and businesses that want to find a secure, web-based solution for storing their most critical personal, financial, legal and insurance records, rather than those looking to back up the entire contents of their computer hard drive or corporate network.

In addition, the need for individuals to augment their personal plans for disaster preparedness is reflected in a Red Cross poll that showed seven of 10 respondents were only somewhat prepared for a disaster, with 59% to 73% having no specific evacuation plan. For businesses, the need to implement a disaster recovery plan can be the key to their survival. In the publication, "The Definitive Handbook for Business Management," cited by Hewlett-Packard, it states that between 60% and 90% of companies that don't have a disaster plan find themselves out of business within 24 months of experiencing a major disaster. As natural and man-made disasters continue to grow - from hurricanes, earthquakes, and floods to computer viruses and even terrorist attacks - a common denominator for recovery is access to information and documentation, and we believe our MyEsafeDepositBox product meets this need by offering users a safe and easy way to store, access and recover all of their important documents and vital records online.

Customers

To date, we have signed agreements for our MyMedicalRecords PHR product, our MyEsafeDepositBox product, corporate employee benefits and affinity and membership group markets, MMRPRo, and licensing agreements to license our Biotech and Healthcare intellectual property ("IP"). Our core products are sold directly to retail consumers, physicians and corporations while our Biotech and Healthcare IP is being licensed to pharmaceutical and other health IT companies. We have provided the patients of participating hospitals with the use of our MyMedicalRecords PHR product free of charge when they are discharged from inpatient facilities.

We also offer a private label of our MyMedicalRecords PHR product for Medic-Alert, who we believe to be the largest provider of Personal Health Records in the world, which offers it as an enhancement to their existing PHR service; Chartis Insurance (formerly AIG) which offers it to their policy holders beginning with their Global, Marine & Energy worker's compensation policies, and the National Rifle Association. We also have corporate clients who provide our MyMedicalRecords PHR product to their employees as a free benefit, and affinity group and membership clients who bundle the product as a "value added" service to their constituents. We receive compensation under these agreements either on a per enrolled account basis or on an access basis in which we are paid based on the number of persons who are eligible to sign up for our service, regardless of the number that actually enrolls. In 2011 we signed an agreement with Microsoft® HealthVault™ and are planning on integrating our products with their platform in 2012.

We are continuing to expand these relationships and identify additional private label opportunities.

In the affinity and membership group area, we continue to see increased opportunities and believe this to be the lowest hanging fruit in as organizations want to give their members access to the MyMedicalRecords Personal Health Record or MyEsafeDepositBox; the Company expects that these groups will continue to create new programs that bundle the MyMedicalRecords PHR and MyEsafeDepositBox virtual storage vault with their services. On December 21, 2010, MMRGlobal, Inc., entered into a Non-Exclusive License Agreement with Celgene Corporation ("Celgene"). Pursuant to the terms of the Agreement, the Company licensed to Celgene, on a non-exclusive basis, the use of the Company's clinical and scientific data relating to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information.

In consideration for the rights granted under the Agreement, Celgene agreed to pay the Company certain upfront fees and, upon achievement of development milestones, milestone payments plus any expenses. The Agreement contains customary provisions, as to the term of the Agreement, representations, warranties, and indemnities by each of the Company and Celgene and was filed in the 2009 10-K as an Exhibit to the filing.

On December 9, 2011, we entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management, LLC whereby the Company agreed to release SCM from prior patent infringement claims and granted SCM, on a non-exclusive basis, a license covering the Licensed Patents, which amongst other things, covers certain Licensed Products and/or Licensed Services to develop, make, have made, use, sell, lease, license, demonstrate, market and distribute the Licensed Products and/or Licensed Services under SCM's brand or private label for channel or distribution partners who purchase the SCM branded or Licensed Products and/or Licensed Services for resale to end customers.

In consideration for the rights granted under the Agreement, SCM agreed to pay the Company $30 million dollars (the "Initial License Fee") with a minimum of $5 million dollars in upfront fees with the explicit understanding and requirement that the Settlement and Release portions of the Agreement become effective solely upon SCM's payment in full of the Initial License Fee. SCM also agreed to pay MMR additional royalties of ten percent (10%) of gross revenue at such time as an initial Two Hundred Million U.S. Dollars ($200,000,000 USD) of gross revenues are accrued on any Units sold, used or otherwise transferred pursuant to the terms of the Agreement.

The initial $5 million dollar payment became payable to MMR on December 23, 2011, with five additional $5 million payments to be made on November 15th each year for the next five years. The Agreement contains customary provisions, as to the term of the Agreement, representations, warranties, and indemnities by each of the Company and SCM and was filed with the Securities and Exchange Commission as Exhibit 10-1 on Form 8-K on January 17, 2012.

The Company is currently seeking payment on the initial $5 million. As of December 31, 2011, three of the four revenue recognition criteria of Staff Accounting Bulletin No. 104 had been met (persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable). The Company will not recognize revenue until such time as collection is reasonably assured. The Company is currently in litigation against SCM and we believe SCM has accounts receivable in excess of $200 million and other assets sufficient to pay the amounts due upon a successful outcome

During 2011, our three largest customers (Celgene $500,000, E-Mail Frequency $140,000, and Chartis $100,000) accounted for approximately 55% of our total revenue. Due to the contributions of these customers to our consolidated revenue, the Company is somewhat dependent upon its relationships with these customers.

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
  Direct to Consumer Marketing. We intend to continue to focus on marketing our MyMedicalRecords PHR product directly to consumers via both on-line and off-line advertising vehicles. We have produced a series of television ads that are shown on syndicated television shows. The ads can be seen at www.mmrontv.com. We continue to test pay-per-click advertising using booth Google Adwords and the targeted platforms provided by Facebook. In addition, we will continue to exploit our relationship with E-Mail Frequency LLC continuing to test different e-mail creative, both text and HTML, as well as campaigns to target direct to consumer sales. Our MyMedicalRecords PHR product is currently available to individuals on a monthly or annual subscription basis as well as to those patients who upgrade from a free MMRPatientView account provided by their doctors.
  Healthcare Professionals. The Company plans on continuing to offer its MyMedicalRecords PHR to patients at physician offices, hospitals, surgery centers, x-ray facilities and other facilities. In addition, the company is planning to increase its marketing efforts in connection with sales to home caregivers and visiting nurses.
  Retail. The Company is in the process of establishing a distribution channel through retail where consumers will be able to purchase a Prepaid Personal Health Record card at a retail stores including pharmacies, hospital gift shops, mass merchandisers and supermarkets amongst other specialty retailers. The prepaid retail card will be manufactured as a high quality credit-card style card. The package surrounding it will provide information on the PHR service to encourage both initial purchase and then active use. Because the prepaid card is not flimsy, emergency personnel will be able to find it in a user's wallet in the event of a medical emergency, thus reinforcing the special Emergency Log in feature of the MMR product. The Company plans to have a magnetic stripe on the back of the card as well, which will allow us to offer the prepaid product in conjunction with pharmacy or store loyalty programs.
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

MyMedicalRecords Pro

The Company is in the process of enhancing the MMRPro platform as well as broadening its distribution and sales channels. The Company believes that, as the calendar draws closer to the January 1, 2014 mandate for doctors to share an electronic copy of a health record with patients, MMRPro will gain accelerated acceptance with clinicians because of the fact that the product automatically creates a patient facing copy of scanned records through its MMRPatientView portal. The Company also believes that the successful adoption of the MMRPro product by its existing customer base will help simplify and possibly shorten the sales process as it acquires new customers.

In addition to working with document imaging sales and distribution channels, MMRGlobal is utilizing distribution networks of companies who already sell other products into doctor offices. These distribution partners also help increase the Company's integration and support network.

The Company also plans to utilize lead generation and telemarketing/appointment setting tools as a way to build a pipeline of customer opportunities that can be sold direct by MMR or through its distribution partners.

In 2011, MMRGlobal signed an Agreement with Interbit Data (Natick, MA). The two companies have created a joint software solution that will allow hospitals and other clinical facilities to use a meaningful use certified solution to instantly make health information available to patients securely over the Internet using the MMRPatientView portal from any EMR system without first having to scan, fax or print any documents. The Interbit Data-MMR module is already being installed in hospitals and is certified for meaningful use with MEDITECH systems. MEDITECH is being used by more than 650 hospitals nationwide. Although the solution is only deployed for MEDITECH at this time, MMR believes that it can work with virtually any EMR platform, which opens up a significant new market opportunity for MMRGlobal.

Licensing and Exploitation of Health IT Patents

The Company owns intellectual property rights to patents related to the Method and System for Providing Online Medical Records both in the US and in other international territories, and is actively working with consultants on ways to monetize these assets to identify products that infringe upon our patents as well as licensing opportunities with other health IT companies regarding the use of the assets. The Company has already reached one such agreement with Surgery Center Management as specified above under the Customers section.

Licensing and Exploitation of Other Legacy Biotech Assets

Although the Company's primary business is personal and professional health records and document imaging systems, pursuant to the Merger, the Company acquired intellectual property rights to certain biotech assets, including the FavId™/Specifid idiotype vaccine and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma. On April 14, 2010, the Company also announced the existence of intellectual property in the form of approximately 140 patient samples collected during the Company's pre-merger FavId/Specifid vaccine trials.

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

Clinical Research Sales Strategy

The Company has filed patents for the design of an Electronic Health Record monitoring feature that uses the company's patented technologies to monitor patients in clinical trials. The Company believes that such a product offering can reduce the cost of managing clinical trial results and generate long term users of the Company's product. The Company will target biotech companies and pharmaceutical manufactures to purchase this product to obtain better monitoring of patient results and patient involvement.

Telemedicine Strategy

The Company has filed patents for the Method and System for Managing Personal Health Records with Telemedicine and Health Monitoring Device Features that incorporate the company's patented technologies. The Company believes that such a product offering can reduce the cost of long term, acute or extended healthcare and generate long term users of the Company's product. The Company is working with companies such as Alcatel-Lucent and their ng Connect division to more fully develop this offering.

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
  Finance and Insurance Companies. We believe insurance companies are interested in offering a MyEsafeDepositBox type of service offering for their risk and accident policyholders. We are actively working with at least one large financial institution to utilize MyEsafeDepositBox to handle paperless loan processing and delivery solutions as well as replace uses for traditional safe deposit boxes.

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
  Retailers. The Company is in the process of bringing its MyMedicalRecords.com Personal Health Record to retailers in the form of a prepaid card that consumers will be able to purchase at point of sale. To do this, we are creating a national independent sales representative network that already has relationships with retail chains. In addition to direct sale to consumer at retail, the Company sees an opportunity to make the PHR part of store and pharmacy loyalty programs as well as to offer it as a premium when consumers purchase health care related products, switch their prescriptions to that store or refill existing prescriptions.
  Home Healthcare. We believe that distribution through visiting nurses, caregivers, home medical supply companies and patient advocates represents a significant new channel for our Personal Health Record. We are actively pursuing creating specialized programs where home healthcare works can offer cards to their clients and then populate the PHR with information from their home visits.

International Licensing

We exploit our intellectual property, technology and our MyMedicalRecords brand internationally. On January 4, 2010, we announced the completion of a definitive Joint Venture Agreement ("the "Unis JV") with Unis-Tonghe Technology (Zhengzhou) Co., Ltd., or Unis, to form a joint venture to build a customized version of MMR's proprietary PHR services (www.mymedicalrecords.com) and professional document imaging and management solutions in China.

Unis is a subsidiary of Unisplendour Corporation Limited (SHE: 00938) (www.Unis.cn), one of China's leading IT firms. Our technology will support a Unis medical records development project for sale to China's public and private hospitals. China has an initiative to create health information systems to electronically acquire, store and transport individual health records. Our senior management and technology executives have met with counterparts from Unis-Tonghe and Nihilent, MMR's technology partner in India, together for a collaborative session on requirements to integrate the MyMedicalRecords Personal Health Record and the MMRPro system (www.mmrpro.com) into a health IT platform that could be deployed throughout China's healthcare market.

Pursuant to requests from the Chinese Government, the Company has continued to respond to requests for changes in the Unis JV including changes as recent as March 27, 2012. As a result, the Company is responding to requests to amend the Cooperation Agreement and required amendments with Unis-Tonghe Technology Co, or UNIS.

Further, under the joint venture Cooperation Agreement, Unis and MMR agreed to form a joint venture in China for the purpose of deploying our Personal Health Record services and document imaging and management solutions as part of a total Electronic Medical Record, or EMR, solution in China. Ultimately, upon approval of the venture by the Chinese government, we will own 40 % of the joint venture and Unis will own 60%.

Despite the delays in approvals by the government, the Unis JV has already installed early stage EMR systems in three hospitals in China and we are working to add our PHR to these existing systems by the third quarter 2012. The Unis-Tonghe MMR International Health Management Service Co., LTD. Joint Venture has also begun participating in formal government bids to commence numerous medical records projects in China, which include continuing to offer MMR's Personal Health Record services and other related products. Meanwhile, the JV partners continue to actively be involved in supporting each other on Chinese government projects utilizing our patented and patent-pending technologies and platforms and features and have recently deployed full-time technical support in China. In November 2010, Unis-Tonghe submitted the Unis/MMR Joint Venture bid for the right to offer our products in Henan Province, whose population is nearly 100 million people or one third of the population of the United States. In February 2012, Unis and MMR spent a week in the United States around the HIMSS Conference and Exhibition collaborating on installing services in existing Joint Venture hospital systems in China.

As a result of lead times to develop customized EMR solutions in response to government specifications, this effort could take several years. In the meantime, we have begun to leverage our resources in China with other U.S. partners on the ground in there including Kodak and Alcatel-Lucent to help manage our relationships in China locally. As a result, we could begin selling MMRPro in conjunction with Alcatel-Lucent in China and Kodak resellers throughout the Asia Pacific region.

In June of this year, MMRGlobal and Australian company VisiInc PLC entered into an agreement to sell MMRGlobal' s patented consumer and professional health IT products and services on the Visi™ platform utilizing the Vistime product in the health technology market in Australia, which is projected to be as much as $2.4 billion (USD$2.6 billion). The License Agreement calls for minimum performance guarantees to be paid to MMR starting in 2012. VISI PLS markets and sells Vistime, a multi-file format, real-time 3D viewer for retrieval and viewing of large files, including medical imaging systems such as MRIs, scans and sonograms, over any Internet connection, including dial-up. The system allows physicians and patients to view and discuss medical records including radiology images in an online meeting format. Vistime integrated with MMR's MyMedicalRecords PHR and will allow collaboration of multiple specialists in real time. This feature is not currently part of any PHR.

The Company is also working on installations in Europe under an agreement with a Kodak reseller. We have been invited to visit and present our products in Qatar and are working with consultants in that region. The Company is also working with VisiInc on licensing our products to their partners in Russia. Because of our patents in countries like Singapore, we are seeking similar license deals with companies like VisiInc to leverage our global patent portfolio.

Use of the Company's Board of Advisors

The Company has a Board of Advisors and a Medical Board of Advisors including the following individuals:

BOARD OF ADVISORS
  Hector V. Barreto, Chairman
  Chairman, The Latino Coalition; former Administrator, U.S. Small Business Administration

  Buzz Aldrin, Ph.D.
  Apollo 11 Astronaut

  Hon. Richard A. Gephardt
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

The Company plans on working closer with its Board of Advisors to identify new business opportunities. In Addition, the Company plans on working with its Medical Board of Advisors with regard to more effective and efficient uses of the Company's products for healthcare professionals as well as the exploitation of its biotech assets.,

Principal Suppliers and Supply Contracts

We currently contract with various third-party telecommunications carriers, data centers and other information technology service providers and developers to develop and maintain our products.

In 2010, we terminated our agreement with an outside vendor, which previously hosted one of our product websites and provided fax and voice messaging services and the toll-free numbers used by the Company's customers to access their accounts. We paid this outside vendor a monthly website hosting fee and additional usage fees for fax, voice messaging and toll-free number services. Our contract was effective until September 2009, but automatically renewed, and continued to renew until we terminated it about November 2010. We replaced that vendor with our own health information call processing platform and communications exchange network which the Company calls the Asteria system. Asteria significantly reduces the Companies reliance on outside vendors and recurring costs. At the same time the Company entered into direct contracts with our carriers for Direct Inward Dial or "DID" and toll-free numbers terminating at our new telecommunications platform.

We contract collocation and hosting services from several certified data centers who monitor, manage and maintain our systems and storage facilities that service our production websites. Scheduled, non-escalatory, monthly payments are made for all collocation and hosting services. The data center Agreements are renewed automatically each year and a termination option is available to either party upon a six month prior written notice. On March 14, 2011 we renewed the agreement for another year and the agreement automatically renews on a month-to-month basis.

We contract with an outside vendor to house, manage and maintain the production servers that host our MyMedicalRecords PHR and MyEsafeDepositBox and MMRPro applications and store user related data. We pay a monthly fee for the management and technical support services required to maintain and operate its servers, which are housed in two separate data centers. Our agreement with this vendor is effective until terminated by either party. In 2011, we renewed a revised and amended agreement for another year with this vendor which automatically renews after one year on a month-to-month basis.

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

On September 16, 2009, we entered into a Licensing and Sales Commission Agreement, or the Licensing Agreement with E-Mail Frequency, LLC, which we refer to as the Licensor, and David T. Loftus, which we refer to as the Consultant. The License Agreement was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009. Pursuant to the Licensing Agreement, we agreed to exclusively license from the Licensor the usage of the Licensor's direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data, or the Database. In addition, we engaged the services of the Consultant to assist in the use of the Database. Under the terms of the Licensing Agreement, we paid a $250,000 one-time consulting fee to the Consultant in the form of 2,777,778 shares of restricted common stock, which we refer to as the Consulting Fee. In addition to the Consulting Fee, we will pay the Licensor a percentage of actual revenue received by us from successful sales made pursuant to use of the Database. The Licensing Agreement has a five-year term, but may be terminated by us after the Licensing Agreement has been in effect for one year after the effective date of the Licensing Agreement. Upon such termination, we will be obligated to pay the Licensor its fees owed under the Licensing Agreement for the remainder of the term in addition to eight times the total fees paid to the Licensor over the last three months of use of the Licensing Agreement. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 16, 2009 to provide licensor a non-exclusive right to target, market and exploit the Employee Benefits market.

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

Disaster Recovery Plan

We have a disaster recovery plan in place that is designed to ensure the safekeeping of records stored in a user's MyMedicalRecords PHR, MyEsafeDepositBox, MyMedicalRecordsMD and MMRPatientView accounts, while maintaining continuity of our services should our main server site be affected by a natural or man-made disaster. We have two standby disaster recovery sites, one site is in Omaha and the other site is 150 miles from Kansas City where our main production servers are located. We backup and encrypt the database holding our customers' records to servers housed in this "hot" standby disaster recovery site so that both systems contain identical information on a near-real-time basis. In addition, our main production site has redundancy measures built-in at all levels of the infrastructure and is designed to facilitate maximum availability of our product websites. Our backup and recovery encryption and processes are FIPS 140-2 compliant.

Competition

MyMedicalRecords PHR

Though the Company believes that no other product in the marketplace compares to what we have to offer, especially given our patents as a barrier to entry, there are other Personal Health Record providers in the consumer health information management marketplace today that compete for our services. These include myMediConnect, NoMoreClipboard.com, AccessMyRecords, Dossia, WebMD Health Manager, and HealthVault®, although the last is more of a personal health platform that offers multiple solutions, for which MMR is currently developing based on an agreement with Microsoft® HealthVault® this year. In addition, we compete with Internet-portals offered by insurance companies, hospitals and HMOs for their policyholders and patients.

Each of our competitors offers varying PHR products and services for on-line storage and access to medical records at varying price points (at the basic "free" level, with minimal recordkeeping capability and usually includes advertising). However, we believe our MyMedicalRecords PHR product offers unique features that distinguish it from those of our competitors. In particular, we believe our MyMedicalRecords PHR product offers greater ease of use and accuracy than our competitors' products because copies of the actual medical records, such as laboratory test results and radiology reports can be faxed or uploaded directly into the user's MyMedicalRecords PHR account, rather than requiring users to input the data themselves, which may result in transcription errors, or go through a third party, which could result in more time, additional costs and can raise the issue of privacy. Our MyMedicalRecords PHR is designed to allow a user or provider to send a medical record directly into a MyMedicalRecords PHR account from any fax machine, anywhere in the world, and once received, the user can then store and manage those records in a personalized filing system with 16 file folders.

Competitors may offer limited document management capability for Personal Health Records; they have to be scanned and uploaded by the user and they do not allow users to easily manage stored information with the same sophistication as the MMR PHR. In addition, these services do not offer integrated outbound fax directly from the user account, which means that users of competitive products have to print out and manually handle paper or go through third party intermediaries in order to share information with other providers along the continuum of care. Moreover, we believe our integrated fax offering alone can save members as much as $300 a year as compared to using similar electronic fax services.

In addition, while hospital patient, HMO patient. insurance policyholder and employer-based Internet-portals allow users to see certain information regarding test results, prescriptions or claims data, and may even give patients the ability to set appointments and communicate with doctors, these portals only allow users to view data from that specific provider, and if a user changes his or her healthcare provider, insurance carrier or employer, the information may not be available in the future. Our MyMedicalRecords PHR product is designed to offer our customers a single secure on-line repository for all of their health information and records, from every provider, so that this information is available any time a MyMedicalRecords PHR user needs to access and share it, and our service is completely portable, meaning it stays with the member though changes in health plans, healthcare providers and employers. Moreover, the MyMedicalRecords account covers an entire family of up to 10 members, whereas other services typically only cover an individual or charge for additional family members.

We also believe the enhanced features offered at the same price point with our MyMedicalRecords PHR product, such as outbound fax, document management, emergency login, appointment and prescription reminders and voice messaging features, offer consumers unique and attractive advantages that separate our MyMedicalRecords PHR product from the competition. All of the competing services, raise consumer awareness about the need for access to personal health information and while this increased awareness may increase the marketability of our MyMedicalRecords PHR product, growth in the consumer health information management marketplace may also attract new entrants. However, we believe that greater ease of use and array of enhanced features distinguish our MyMedicalRecords PHR product from those of our competitors, many of our competitors may have greater resources and more experience in this market, and can modify their product offerings to make them more competitive, including attempting to replicate some features of our MyMedicalRecords PHR product. We have also sought to protect our proprietary technology through patents in both the U.S. and overseas. See "Intellectual Property - Patents" below.

MyEsafeDepositBox

Our MyEsafeDepositBox product competes with a number of on-line backup and electronic data storage services. The increasing use of external hard drives and flash drives to backup data also has the potential to compete with on-line data storage services such as our MyEsafeDepositBox product.

We believe that MyEsafeDepositBox is a superior product when compared with products such as My Vault Storage or Allianz Protect in that it permits multiple service providers, such as insurance agents or lenders, to fax documents directly into a user's account. In addition, much like the MyMedicalRecords PHR, the MyEsafeDepositBox service also offers outbound fax and emergency login features which further differentiate us in the marketplace. We also believe the portability of MyEsafeDepositBox creates a product advantage in the marketplace because users are not required to do business with any particular bank. Users also benefit from not having restrictions placed on the amount of storage capability in their account unless they upgrade to more costly subscriptions. Our ability to provide private label branding affords banks, insurance companies, escrow services and other financial and legal businesses to provide not only a useful product but also reinforces that business's identity.

MMRPro

MMRPro competes with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files, as well as Electronic Medical Record systems. Scanning services typically do not provide the doctor with an integrated end- to-end system that not only scans the record, but automatically sorts it by patient and by patient chart tab. Most scanners merely digitize patient records and store them either on a local drive or a Local Area Network drive, which requires the doctors to have an IT consultant manage their on-line records. Since MMRPro is a "Software As Service" model, the scanner records are sent to a web- hosted application with redundant data storage facilities and MMR handles the physical storage and management of patient data in compliance with HIPAA privacy and security guidelines. This not only relieves doctors of having to worry about their in-house records management, it also allows them to access patient records from any Internet-connected computer as well as to deploy a copy of a record for the patient.

MMRPro also competes with EMR systems that offer doctors the opportunity to make their entire office paperless. However, many doctors, particularly solo and small group practitioners, are resisting EMRs with a high cost of conversion and the difficulty and expense associated with maintaining an EMR system. MMRPro provides an efficient alternative and or transition to a full-blown EMR for many thousands of dollars less cost. MMRPro also features a patient portal, MMRPatientView, which is a requirement of meaningful use and is both integrated with our end-to-end system or can be incorporated as a separate module within any EMR system, as is being done in partnership with Interbit Data for the MEDITECH EMR platform.

Intellectual Property

Patents

In September 2005, we filed a utility patent application on key elements of our proprietary process with the United States Patent and Trademark Office. This patent application and two related patent applications were allowed in December 2011 and issued in February 2012 as U.S. Patent No. 8,121,855, U.S. Patent No. 8,117,045, and U.S. Patent No. 8,117,646. Together these patents have a total of 81 claims. The full term of these patents will not expire until October 2027.

In 2012, we filed additional continuation patent applications in the U.S. for this technology, requesting prioritized examination. In March 2007, we filed a separate application for our Emergency "Read Only" Password service (see discussion above under "- Our Products- MyMedicalRecords - An On-line Personal Health Record (PHR) - Additional Product Features - Emergency Log in For Physicians and Other Emergency Response Personnel"). In May 2006, we filed a patent application with Australian authorities pursuant to the Patent Cooperation Treaty, which was awarded on May 29, 2008. A second patent application with Australian authorities was awarded on December 24, 2009. A patent application filed pursuant to the Patent Cooperation Treaty was awarded in Singapore on January 30, 2009. A patent application filed pursuant to the Patent Cooperation Treaty was awarded in New Zealand on December 7, 2010. In March 2012 we received notice that Mexico has allowed our pending patent application. Currently other foreign patent applications and related U.S. applications are pending. In April 2011, a U.S. patent application and Patent Cooperation Treaty patent application were filed which were based on a provisional patent application filed April 2010 and are directed toward the use of electronic health records in clinical trials. In September 2011, a U.S. patent application and Patent Cooperation Treaty patent application were filed which were based on a provisional patent application filed September 2010 and directed toward a universal patient record conversion tool. In January 2012 and February 2012 we filed provisional patent applications directed toward a mobile platform for Personal Health Records. In January and February 2012 we filed provisional patent applications directed toward prepaid cards for services related to Personal Health Records. In January and February 2012 we filed provisional patent applications directed toward a method and system for managing Personal Health Records with telemedicine and personal health monitoring device features. We intend to pursue patent protection in other countries where we may offer our products in the future. We consider patent protection an important element of a sound intellectual property portfolio, although we do not anticipate being able to prevent our competition from using other methods to achieve similar ends.

Currently, the Company also has 186 patent claims still pending across nine other pending U.S. utility patent applications related to health information technology. In addition, the Company has a total of two PCT applications pending and seven U.S. provisional patent applications pending.

Other Assets

The Company acquired significant intellectual property assets from the merger with Favrille and is in the process of exploiting and monetizing those assets, which include, but are not limited to, data from the Company's pre-merger clinical vaccine trials, the Specifid vaccine, and the anti-CD20 antibodies.

The Company has been working to perfect the patent condition of these biotech assets obtained from the reverse merger with Favrille for more than two and a half years. As a result, MMRGlobal now has biotech patents and patent applications pending in 13 foreign countries of commercial interest that provide competitive advantages for this biotechnology. Currently, the Company's biotech patent portfolio includes patents with expiration dates of August 2021. Additional patent applications once granted may obtain additional term of biotech patent protection.

We successfully revived Favrille's original U.S. Patent No. 6,911,204 directed to treating B-cell pathologies on May 27, 2010. Additional U.S. B-cell pathologies patent applications were also successfully revived and as recently as February 14, 2012 a second U.S. Patent 8,114,404 has been awarded to protect certain embodiments of the vaccine. Additional U.S. applications are pending and under examination before the U.S. Patent and Trademark Office. We are taking further actions to perfect the condition of the patent applications in various other countries offering a potential competitive advantage for this B-cell technology. Although we make no guarantees as to the status of certain patents and patent applications, we are acting to pursue and maintain available patent protection relating to our patents and filings including but not limited to the FavID™ vaccine intellectual property portfolio in the United States and major foreign markets of interest. Three foreign patents have also been awarded in Singapore and Mexico.

Beginning in June 2009, we filed various national phase filings from the Patent Cooperation Treaty (PCT) patent application directed to anti-CD20 monoclonal antibody assets. National phase filings are pending in major European, Asian, North American, and South American markets, including in the United States, Australia, Brazil, Canada, China, Hong Kong, Europe, India, Japan, South Korea and Mexico.

The Company has relied upon numerous consultants in its efforts to accelerate bringing to market its anti-CD20 monoclonal antibodies. Anti-CD20 antibodies are useful in treating B-cell malignancies, including Non-Hodgkin Lymphoma (NHL) and additional B-cell mediated conditions such as rheumatoid arthritis. The Company understands the anti-CD20 antibody assets are potential candidates for the next generation of a Rituximab-type therapy. Rituximab is marketed under the trade name Rituxan® in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera® by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan® is one of the world's most successful monoclonal antibodies with reported total sales in 2008 in excess of US $5.4 billion.

On December 22, 2010, the company entered into a non-exclusive agreement with Celgene to license the use of the Company's clinical and scientific data (originated by Favrille) related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information. In consideration for the rights granted under the Agreement, Celgene agreed to pay the Company certain upfront fees and development milestones. When a milestone is reached it automatically triggers a payment to MMR.

Other Intellectual Property and Trademarks

We own the URL and domain name for the web address www.MyMedicalRecords.com. We also own the domain names www.MyMedicalRecordsMD.com, www.MMRPro.com and www.MMRPatientView.com for use with MyMedicalRecords Pro and own the domain name www.MyEsafeDepositBox.com for use with our MyEsafeDepositBox product. We also own the source code for our products.

As we continue to develop our products, we continue to register our logos as trademarks and service marks and will seek to protect the copyrights in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR, MyEsafe and MMRPro products. We also own the source code for a handheld software program, developed to operate on the Palm operating system, which allows Palm users to create a personal medical history on a personal data assistant, or PDA, so that they can have access to this information while traveling and in the event an Internet connection is not available. The Company plans on developing applications to use MyMedicalRecords and MMRPro products on other handheld devices.

Research and Development

In 2011 and 2010, MMR spent $322,666 and $322,942, respectively, on research and development activities.

Employees

As of December 31, 2011, we employed a total of nine full-time employees and regularly use the full-time services of an additional four consultants. The Company also relies on a team of more than 35 developers and programmers located in India and Omaha, Nebraska.

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

Risks Related to Our Business

It is anticipated that we will continue to incur losses and negative cash flow from operations for the foreseeable future and our ability to continue is a going concern.

Historically, we have generated only minimal revenue. While our business includes personal healthcare record and storage products that are currently available, we are nevertheless still at an early stage in developing a business model that will enable us to generate significant revenue from the use of our products. Prior to the Merger, MMR financed its operations primarily through private placements of MMR capital stock and from secured loans from The RHL Group, Inc., a wholly-owned affiliate of MMR's founder and Chief Executive Officer, and our current Chairman, President and Chief Executive Officer, Robert H. Lorsch. Although we expect to continue to receive financing from The RHL Group, we have also continued to incur losses from operations and need additional sources of financing to fund our operations until we develop a profitable business. Even with additional funds from The RHL Group, there is no assurance that we will be able to generate sufficient revenue and working capital to fund our operations and create a sustainable going concern. As a result, it is expected that we will continue to incur operating losses for the foreseeable future.

If we fail to obtain additional financing, we will be unable to fund our operations.

We expect that the cash used in our operations will increase for the next several years. As of December 31, 2011, the Company's current liabilities exceeded its current assets by $6.6 million. Furthermore, during the year ended December 31, 2011, the Company incurred losses of $8.9 million, of which $4.5 million was non-cash related. At the current level of borrowing, the Company requires cash of $275,000 per year to service its debt. Furthermore, not including debt service, in order to continue operating its business, the Company uses an average of $278,000 cash per month, or $3.3 million per year. In addition to the above cash burn from operations, the Company will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,574,312 at December 31, 2011), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the note. At this rate of cash burn, over the next twelve months, our existing current assets will sustain our business for approximately three to six months.

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

MMR has a secured credit facility with The RHL Group, with all outstanding amounts due thereunder being guaranteed by us. As of December 31, 2011, the aggregate principal amount owed under The RHL Group credit facility was approximately $1,574,312.

As of December 31, 2011, we owed an aggregate of approximately $1,254,681 in principal amount to certain of our former employees and creditors, as evidenced by promissory notes issued to the same in connection with the Merger. We are obligated to make 18 monthly payments to such employees and creditors beginning August 2, 2009. We have not yet made any of the payments due and payable to such employees and creditors, and thus they are entitled to exercise such rights as may be available to them under applicable law.

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

We have significant debt service obligations. As of December 31, 2011, the aggregate principal amount owed under all of our outstanding debt was approximately $2.6 million. The level of our indebtedness could have important consequences. For example, it could:

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

Our executive officers and directors may have interests that are different from, or are in addition to, those of our stockholders generally. These interests include having subordinated debt with a balance of $1,574,312 at December 31, 2011 secured by a security interest in substantially all of our assets, the provision and continuation of indemnification and insurance arrangements for our directors, as well as certain other interests described elsewhere in this prospectus. Notably, our current President, Chairman and Chief Executive Officer, Robert H. Lorsch, may be deemed to beneficially control a total of 31.8% of our voting capital stock, as of December 31, 2011, including shares issuable upon exercise of options and warrants held by Mr. Lorsch and The RHL Group. Because of his high percentage of beneficial ownership, Mr. Lorsch may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and applicable Delaware law may prevent or discourage third parties or our stockholders from attempting to replace our management or influence significant decisions.

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

We are subject to penny stock regulations and restrictions, which could make it difficult for stockholders to sell their shares of our stock.

SEC regulations generally define "penny stocks" as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We do not fall within any exemptions from the "penny stock" definition and are subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the "Penny Stock Rules." The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. Accordingly, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. In addition to the Penny Stock Rules, we are unable to utilize the safe harbor provisions of the Forward Looking Statements sections of the Exchange Act. There can be no assurance that our common stock will qualify for an exemption from the Penny Stock Rules in the future. In any event, we are subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

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

Our certificate of incorporation authorizes the issuance of up to 650,000,000 shares of common stock with a $0.001 par value and 5,000,000 preferred shares with a par value of $0.001. As of December 31, 2011, 359,162,894 common shares were issued and outstanding and no shares of preferred stock were issued and outstanding. If we issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of December 31, 2011, we had warrants, options and convertible notes to purchase an aggregate of 127,700,614shares of our common stock. In addition, the issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

Currently, as a virtual Internet-based company we have minimal needs for office space to conduct our day-to-day business operations. On May 1, 2009, the Company entered into a lease agreement to lease office space in Beverly Hills, California. The lease was month-to-month and required a monthly payment of $7,667 commencing in June 2009. This lease was terminated in September, 2010. Effective September 1, 2010, the Company entered into a lease agreement to lease the current office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both current leases will expire on August 31, 2013.

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

On January 26, 2012, we filed a complaint against certain a former officer of pre-merger Favrille, Inc., and other potential defendants that the Company believes may have committed wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of MMRGlobal. The RHL Group lawsuit was filed against Dan Gold, a former officer and director of Favrille, and other defendants for wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. The RHL Group case is currently pending in San Diego. MMR's board of directors has consented to having the same law firm represent both the RHL Group, Inc. and MMR Global, Inc.

At this time the potential recovery for damages is unknown, however we believe damages could be significant. There is no attorneys' fees provision, so if the lawsuit ends unfavorably, the only damages will be for attorneys' fees incurred by the Company for its representation. The matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome.

As part of a settlement with the RHL Group, Inc., in a prior lawsuit, Sanford-Burnham Medical Research Institute returned certain samples to MMR. During the course of inventorying those samples, MMR discovered Favrille master and working cell lines ("Cells") were stored, unbeknownst to MMR, at Charles River Laboratories, Inc. These Cells are relevant to various MMR patents and MMR contends that they are of significant value to the Company. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome.

Expression Systems, a vendor for Favrille prior to the reverse merger has attempted to assert ownership interest over the Cells. At this point no lawsuits have been filed by MMR against Expression Systems, but if a settlement is not reached, it may lead to litigation to determine the ownership of the Cells.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent Agreement ("Agreement) with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and inconsideration of a release agreement, SCM contracted to pay MyMedicalRecords, Inc. the sum of $30 million over time with a minimum of $5 million payable on December 23, 2011.

After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit for breach of contract. The contract contains an arbitration clause and the Company will be demanding arbitration for the $30 million allegedly due.

This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

On July 31, 2011, Ropers, Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, filed a civil complaint on behalf of MyMedicalRecords.com ("MMR- US") in the Superior Court For the State of California, County of Los Angeles. Named as defendants in that case are Taylor Armstrong, Russell Armstrong and a corporation known as NuWay Digital Systems. Among other things, the Complaint alleges that Taylor Armstrong and her husband Russell Armstrong breached a 2007 settlement agreement between themselves and MMR-US. The settlement agreement entitles MMR-US to liquidated damages of $1,000,000 for the first such breach and $250,000 for each ensuing breach. To date, three breaches have been alleged. Ropers continues to investigate and will amend the Complaint in the event that additional breaches are uncovered. The complaint has been served on Ms. Armstrong individually, and she has answered. The pre- trial discovery process has commenced. Trial is set in July 2012. The parties have engaged in an extensive mediation; however, it would be premature to conclude that the matter will be fully settled prior to trial.

MMR has recently asked Ropers to become counsel of record in a recently filed lawsuit that is pending in San Diego County, California against defendants Daniel Gold, Tamara Seymour and John Longenecker. In the complaint, MMR seeks damages for unauthorized removal and conversion of MMR computer assets as well as tissue and other samples that were wrongfully converted by the defendants. Damages may be as high as $5,000,000. Some of MMR's damage may be covered by first party insurance. MMR is in the process of serving the complaint on the defendants and making a claim to its insurance carrier. No trial date is set and discovery has yet to commence.

MMR is facing one claim from Sunil Singhal, a former employee. Mr. Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and on February 29, 2012 was given a 30-day notice of termination for cause as approved by the Board of Directors. He has (presumably) retained counsel and is making a claim for discrimination and bad faith termination of his position. MMR replied to Mr. Singhal's counsel in mid-March 2012 and has heard no response. No lawsuit has been filed. Defense of the claim has been tendered to MMR's carrier.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	High	Low

2011
January 1, 2011 - March 31, 2011	0.10	0.06
April 1, 2011 - June 30, 2011	0.07	0.03
July 1, 2011 - September 30, 2011	0.05	0.03
October 1, 2011 - December 31, 2011	0.05	0.03

2010
January 1, 2010 - March 31, 2010	0.17	0.08
April 1, 2010 - June 30, 2010	0.32	0.13
July 1, 2010 - September 30, 2010	0.16	0.07
October 1, 2010 - December 31, 2010	0.10	0.06

Holders

As of December 31, 2011, we had approximately 3,111 stockholders, including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, which includes an additional 161 registered stockholders of record of our common stock as a result of the Merger.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c )
Equity compensation plans approved by security holders	19,234,557	$0.12	7,765,443	(1)

Equity compensation plans not approved by security holders	86,725,657	$0.26	-

Total	105,960,214	$0.23	7,765,443

(1) Includes a total of 27 million shares of our common stock reserved for issuance under our 2001 Equity Incentive Plan.

Recent Sales of Unregistered Securities

Since our previous disclosure in our Quarterly Report on Form 8-K, filed on December 30, 2011, we have made the following unregistered sales of equity securities:

On January 1, 2012, the Company granted 187,500 shares of Common Stock to a vendor at a price of $0.08 per share for services rendered in the amount of $15,000.

On January 1, 2012, the Company granted 23,752 shares of common stock to a note holder at $0.0453 per share for interest payment of as per the terms of an outstanding convertible note.

On January 1, 2012, the Company granted 112,500 shares of Common Stock to a vendor at a price of $0.08 per share for services rendered in the amount of $9,000.

On February 1, 2012 the Company granted an employee an incentive stock option to purchase 250,000 shares of Common Stock at a price of $0.08 per share. The options vest on December 31, 2012 and expire ten years from the date of issuance.

On February 16, 2012, the Company granted 93,750 shares of Common Stock to a vendor at a price of $0.08 per share for services rendered in the amount of $7,500.

On February 17, 2012, the Company granted 425,000 shares of common stock to a note holder who exercised a right to convert a portion of a convertible promissory note at a price equal to the lower of the 10 day Average VWAP for Pricing Period of the common stock on the principal market or the closing bid price as calculated on the date of issuance.

On February 17, 2012 the Company entered into a Convertible Promissory Note with one unrelated third-party for a principal amount of $35,000 and warrants to purchase 105,000 shares of the Company's Common Stock. The Convertible Promissory Note matures on 8/31/2012, and the Company may, at its own discretion, extend the maturity date for an additional six months. The Note bears interest of 12% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at the sole discretion of the Company. The Note is convertible into shares of common stock by dividing (i) the then outstanding balance of such note by (ii) the product of seventy five percent multiplied by the arithmetic average of the volume weighted average price of the common stock for the ten consecutive trading days ending on the day that is three trading days prior to the applicable investment date. The warrant price per share is equal to the product of fifty percent multiplied by the arithmetic average of the volume weighted average price of the Common Stock for the ten consecutive trading days ending on the day that is three trading days prior to the date of the warrant. The holder elected to immediately exercise the warrants and convert the 12% Convertible Promissory Notes into 1,250,000 shares of the Company's common stock.

On March 21, 2012 the Company granted a Board of Advisors member an option to purchase 175,000 shares of Common Stock at a price of $0.06 per share and an option to purchase 175,000 shares of Common Stock at a price of $0.08 per share. The options vest annually over two years, and expire five years from the date of issuance.

On March 28, 2012 the Company granted each of the four non-management Board of Directors members as well as the Company's Chief Executive Officer and Chief Financial Officer in consideration for services and performance during 2011 and the first quarter of 2012 an option to purchase 1,250,000 shares of Common Stock at a price of $0.06 per share. The options vest annually over two years and expire ten years from the date of issuance.

We have granted all such securities described above in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Issuer Purchases of Equity Securities

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

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

  Our ability to obtain financing to fund our operations;
  Our inability to generate sufficient cash flow to service our debt obligations;
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

The Company was incorporated in Delaware in 2005 and is headquartered in Los Angeles, CA. Effective February 9, 2009 MMR changed its corporate name to MMR Information Systems, Inc., or MMRIS after completion of the reverse merger with Favrille. We provide secure and easy-to-use online PHRs and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, unions and professional organizations and affinity groups. MMRIS enables individuals and families to access their personal and emergency medical records and other important documents, such as birth certificates, passports, insurance policies and wills anytime from anywhere using the Internet. The MMR products are built on proprietary, patented technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMR Pro, is designed to give physicians' offices an easy and cost- effective solution to digitizing paper-based medical records and sharing them with patients in real time.

Going Concern

As more fully described in Note 1 to the financial statements appearing elsewhere herein, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included with this annual report on Form 10-K for the year ended December 31, 2011 related to the uncertainty of our ability to continue as a going concern. As of December 31, 2011, current liabilities of $7,511,330 exceeded cash and cash equivalents of $311,103. As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman, Chief Executive Officer and President) to operate our business. Although we received additional funding from The RHL Group pursuant to the Fifth Amended and Restated Note dated April 29, 2011, nevertheless we may be required to obtain additional financing in order to meet payment obligations resulting from settlement payments with various creditors from pre-merger Favrille, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which had a balance of $1,574,312 as of December 31, 2011. As a result of the above, we express uncertainty about our ability to continue as a going concern.

On August 5, 2010, the Company filed a Form S-1 related to the offer and resale of up to 60,000,000 shares of our common stock, by the selling stockholder, Dutchess Opportunity Fund, II, LP, or Dutchess. Dutchess has agreed to purchase all 60,000,000 shares pursuant to the investment agreement dated September 15, 2009, as amended on May 7, 2010, or the Investment Agreement, between Dutchess and the Company. Subject to the terms and conditions of the Investment Agreement, the Company had the right to put up to $10 million in shares of our common stock to Dutchess. As of December 31, 2011 the amount available under the equity line facility was $8.5 million, however that amount could be reduced based on the market price of our stock at the time any shares are sold.

Our management intends to continue to utilize our available line of credit with The RHL Group (see Note 3), if necessary to address our uncertainty to continue as a going concern. At December 31, 2011, we had approximately $1,176,000 remaining as available under The RHL Group line of credit. Furthermore, we already began and plan to continue to utilize portions of our standby equity line facility with Dutchess as needed. Additionally, we plan to continue to sell additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base, sell MMRPro products, and continue licensing our intellectual property to obtain additional cash flow over the next twelve months. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. For further details regarding our indebtedness with The RHL Group, Inc., see "-Liquidity and Capital Resources-Description of Indebtedness-The RHL Group, Inc.," below.

If we are unable to utilize our available line of credit with The RHL Group, the Dutchess equity line of credit, or obtain suitable alternative debt or equity financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

Description of Indebtedness

The RHL Group, Inc.

For a description of our indebtedness to The RHL Group, please See Note 3- Related Party Note Payable, included above in this Annual Report on Form 10-K

The RHL Group Note payable had a balance of $1,574,312 at December 31, 2011. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2011 are as follows: $1,349,312, which is included in the line of credit, related party payable; $225,000, which is related to deferred salary and consulting expenses is included in related party payables; and $72,589, in various deferred amounts. We recorded the loan origination fees mentioned in Note 3 as a note discount and we are amortizing them over the Fourth Amended Note maturity period. As of December 31, 2011, the remaining unamortized origination fee was $66,667.

Total interest expense on this note for the years ended December 31, 2011 and 2010 amounted to $119,710 and $170,940 respectively. The unpaid interest balances as of December 31, 2011 and 2010 were $24,145 and $10,262, respectively.

Promissory Notes

On June 11, 2009, the Company entered into a promissory note agreement to borrow $125,000 with an unrelated third-party. The promissory note was due and payable July 30, 2011, and bore interest of 12% per annum payable quarterly beginning on January 1, 2010. The proceeds of the loan were used by the Company for the filing of international patent applications to expand and perfect the patent rights of the Company in the Anti-CD20 Antibodies outside the United States. The unrelated third-party also received, as a commitment fee, $30,000, due and payable by August 15, 2009. The commitment fee was payable at the Company's option in cash or warrants to acquire 375,000 shares of our common stock at an exercise price per share equal to the lesser of (i) $0.15 per share and (ii) the weighted average trading price for a share of common stock for the ten consecutive trading days preceding the date on which the warrant is exercised. The warrants had a four year term. On July 29, 2009, we elected to pay the commitment fee through the issuance of warrants exercisable into 375,000 shares of our common stock at an exercise price of $0.14 per share. The warrants vested immediately. These warrants were valued using the Black-Scholes option pricing model. The total value of these warrants amounted to $32,399, all of which was recorded as a reduction to the commitment fee payable in July 2009, with a loss on settlement payables for $2,399. On March 16, 2010, we converted the $125,000 principal and unpaid interest on note into a 12% Convertible Promissory Note.

On various dates between March 17, 2010 and December 7, 2011, we also entered into 36 different Note and Warrant Subscription Agreements with 27 separate individuals. Pursuant to the terms of each of these note agreements, these individuals purchased convertible notes in an aggregate amount of $4,797,260. Each of the notes carry an annual interest rate of 6%, 8% or 12%, and are convertible at the option of the Purchaser into a number of shares of our common stock equal to a discounted variable weighted average calculated as of the date of subscription. As of December 31, 2011, $974,893, net of discounts of $7,306, remained outstanding and the individuals had not chosen to convert their Note balances into shares of our common stock.

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

We grant exclusive licenses for the sale and marketing of our services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. License fee revenues received in advance from international licensees for the grant of the license are deferred and recognized over the period covered by the agreement. Minimum guaranteed royalty payments received in advance are deferred and recognized over the period to which the royalty relates. All such revenues are included under "License Fees and Other." In those cases where a license agreement contains multiple deliverables, the agreement is accounted for in accordance with ASC 605- 025 (formerly EITF 00-21, "Revenue Arrangements with Multiple Deliverables"). As of the date hereof, we no longer had any active international licensing agreements.

We recognize revenue on sales of our MMRPro system in accordance with ASC 605-25, Revenue Recognition, Multiple- Element Arrangements. We have also adopted Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force" effective January 1, 2010.

Our multiple-deliverable arrangements consist solely of our MMRPro product. Significant deliverables within these arrangements include sophisticated scanning equipment, various licenses to use third party software, a license to use our proprietary MMRPro application software, installation and training, dedicated telephone lines, secure online storage and warranties.

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

Results of Operations

The following table sets forth items in our statements of operations for the periods indicated.

	Years Ended
	December 31,
	2011	2010

Revenues
Subscriber	$312,430	$447,459
MMR Pro	463,097	225,413
License fees	500,000	250,000
Other revenues	144,121	50,116
Total revenues	1,419,648	972,988
Cost of revenues	609,212	663,372
Gross profit	810,436	309,616
General and administrative expenses	4,469,845	4,288,652
Sales and marketing expenses	2,419,925	2,677,427
Technology development	324,666	322,942
Loss from operations	(6,404,000)	(6,979,405)
Change in valuation of derivative liabilities	(36,745)	(5,862,568)
Interest and other finance charges, net	(2,443,682)	(5,058,079)
Net loss	$(8,884,427)	$(17,900,052)

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Revenues. Revenues increased by $446,660, or 45.9%, to $1,419,648 for the year ended December 31, 2011 from $972,988 for the year ended December 31, 2010 due to an increase in MMRPro sales, Biotech licensing, and other revenues related to website integration and development for private label applications for E-mail Frequency, in spite of a decrease in subscriber revenues from the loss of the Alexian Brother's revenue as a result of their migration to an in-house MEDITECH EMR.

Cost of revenue. Our cost of revenue decreased to $609,212 for the year ended December 31, 2011 from $663,372 for the year ended December 31, 2010, primarily due to changes in service providers and the development of our own cost-savings platform. The cost of revenue as a percentage of sales decreased by 8.2% from 68.2% in 2010 to 42.9% in 2011. Accordingly, we had an increase in gross margin to 57.1% for year ended December 31, 2011, as compared to 31.8% for the similar period in 2010.

Operating expenses. The following table sets forth the individual components of our operating expenses for the year ended December 31, 2011 and 2010:

	Years Ended
	December 31,
	2011	2010

General and administrative expenses	$ 4,469,845	$ 4,288,652
Sales and marketing expenses	2,419,925	2,677,427
Technology development	324,666	322,942
Total	$ 7,214,436	$ 7,289,021

Operating expenses decreased 4.9% to $7,214,436 for the year ended December 31, 2011, from $7,289,021 for the year ended December 31, 2010. This was primarily due to the decrease in our sales and marketing expenses, offset by slightly higher general and administrative expenses as explained below.

General and administrative expenses increased by $181,193 or 4.2% in 2011, compared to the similar period in 2010. The increase was driven primarily by higher consulting fees and amortization expense.

Sales and marketing expenses decreased by 257,502 or 9.6% in 2011 as compared to the similar period 2010 primarily due to the deployment of the MMRGlobal Infocom network, a proprietary health information and communications network that enables the Company to reduce infrastructure costs while upgrading our services to include VoIP Gateways and virtualized service options that enhance the operation of our proprietary health IT products.

Technology development expenses remained relatively flat in 2011 as compared to 2010.

Change in valuation of derivative liabilities. In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. We recorded a change in valuation of the warrants of $88,997 during both years ended December 31, 2011 and 2010.

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

The change in valuation of derivative amounts impacting our statement of operations for the year ending December 31, 2011 and 2010 was a non-cash expense.

Interest and Other Finance Charges, Net. We had net interest and other financing charges, net of $2,443,682 for the year ended December 31, 2011, a decrease of $2,614,397 from $5,058,079 for the year ended December 31, 2010. The decrease was primarily due to lower non-cash interest expense attributed to the conversion feature and warrant issued in conjunction with Convertible Notes.

Net loss. As a result of the foregoing, we had a net loss of $8,884,427 for the year ended December 31, 2011 compared to a net loss of $17,900,052 for the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, the Company's current liabilities exceeded its current assets by $6.6 million. Furthermore, during the year ended December 31, 2011, the Company incurred losses of $8.9 million. At the current level of borrowing, the Company requires cash of $275,000 per year to service its debt. Furthermore, not including debt service, in order to continue operating its business, the Company uses an average of $285,000 cash per month, or $3.4 million per year. At this rate of cash burn, over the next twelve months, the Company's existing current assets will sustain the business for approximately three to six months.

In addition to the above cash burn from operations, the Company will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group (which note payable had a balance of $1,574,312 at December 31, 2011), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the note.

To finance its activities, the Company has relied on the issuance of stock and debt to the RHL Group. At December 31, 2011, the Company had a line of credit with the RHL Group in the amount of $3 million. Availability under this line of credit was $1.18 million as of December 31, 2011.

Furthermore, we may continue to utilize portions of our standby equity line facility with Dutchess as needed. Additionally, during 2011, we raised $1,800,858 in convertible debt. We expect to continue offering a limited amount of convertible debt in 2012. The Company also expects sales from MMRPro and its prepaid Personal Health Record cards to generate revenue and gross profit that will significantly improve its monthly sales and reduce annual cash burn from operations.

Cash Flows for the Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Net cash used in operating activities for the year ended December 31, 2011 was $2,845,222, compared to $4,212,300 used in the similar period in 2010. In 2011, we had a net loss of $8,884,427, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, change in valuation of derivative liabilities, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets) of $4,497,942, plus changes in operating assets and liabilities of $1,541,263. In 2010, cash used in operating activities included net loss of $17,900,052, less similar non-cash adjustments of $14,417,040, less changes in operating assets and liabilities of $729,288. Compared to 2010, non-cash adjustments in 2011 were lower primarily due to the change in valuation of derivative liabilities, issuance of common stock and warrants for services and lower amortization of loan discount. Net operating assets were lower in 2011 due to decrease in business activity, the change in valuation of derivative liabilities and lower amortization of loan discount. Net cash used in investing activities total $538,635 in 2011, compared to net cash provided by investing activities of $540,344 in 2010. In 2011, in addition to the normal spending for equipment, the Company also invested in patent applications, and MMRPro website development. In 2010, in addition to the normal spending for equipment, patent applications, and MMRPro website development costs, the Company also invested $56,000 in MMX Holdings, LLC as an effort to integrate MMRPro into the MMX dashboard-based financial and operating management tool for ambulatory surgical centers. Net cash provided by financing activities totaled $3,331,271 during 2011, compared to $4,628,567 in 2010. Financing activities primarily included proceeds generated from the issuance of common shares and net proceeds from draw downs on our line of credit from the RHL Groups, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our chairman, Chief Executive Officer and President. Higher financing activities in 2010 were primarily from the issuance of convertible notes. As of December 31, 2011, we had cash and cash equivalents of $311,103, compared to $363,689 at December 31, 2010.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 10 to our financial statements appearing elsewhere herein.

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010 and the lease payment was increased to $6,050 starting on September 2012. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. On September 2011, Both leases expire on August 31, 2013 unless renewed. Total rent expense for the year ended December 31, 2011 and 2010 was $116,142 and $90,670, respectively. Future minimum lease payments as of December 31, 2011, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2012	$110,916	$2,635
2013	73,944	-
	-	-
Total minimum lease payments	$184,860	$2,635

Guarantee provided by The RHL Group

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred stock in 2006, we entered into an agreement to invest $250,000 in a joint venture with this investor to establish an entity to market and sell our services in the countries of Japan, China, Korea, Taiwan and Thailand. We paid $100,000 of this amount which we expensed during the year ended December 31, 2009 as we have terminated our relationship with this investor. To date, we have not formed a joint venture nor have we commenced operations. In September 2007, The RHL Group provided this investor with a guarantee that we would meet our obligations under this agreement in exchange for 300,000 shares of MMR's restricted common stock valued at $39,000 upon issuance. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR's common stock, which became 328,174 shares of our common stock upon the closing of the Merger, valued at approximately $5,000. We have reflected this expense in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. On January 6, 2010, we entered into a settlement agreement with this investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRGlobal and MMR products and services. As part of this settlement agreement, we granted 1,388,889 shares of our common stock to this investor in January 2010. The value of these shares amounted to $138,889, and we recorded this expense in the consolidated statement of operations during the year ended December 31, 2009.

On May 6, 2011, the RHL Group agreed to guarantee up to $250,000 in payments to a vendor for future services to be rendered to the Company. In consideration for this guarantee, the RHL Group was granted (i) a warrant to purchase 625,000 shares of our common stock, at an exercise price of $0.046 per share, which was the closing price of our common stock on the date of the transaction, and (ii) 125,000 shares of our common stock priced as of the same date. In the event that the RHL Group is required to perform on this guarantee, any amounts paid to the vendor by the RHL Group will be added to the balance of the Line of Credit. Additionally, any balances due to this vendor at any given time will reduce the amount available under the Line of Credit up to $250,000. The warrants and shares were issued on November 11, 2011 to the RHL Group.

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

On January 26, 2012, we filed a complaint against certain a former officer of pre-merger Favrille, Inc., and other potential defendants that the Company believes may have committed wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of MMRGlobal. The RHL Group lawsuit was filed against Dan Gold, a former officer and director of Favrille, and other defendants for wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. The RHL Group case is currently pending in San Diego. MMR's board of directors has consented to having the same law firm represent both the RHL Group, Inc. and MMR Global, Inc.

At this time the potential recovery for damages is unknown, however we believe damages could be significant. There is no attorneys' fees provision, so if the lawsuit ends unfavorably, the only damages will be for attorneys' fees incurred by the Company for its representation. The matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome.

As part of a settlement with the RHL Group, Inc., in a prior lawsuit, Sanford-Burnham Medical Research Institute returned certain samples to MMR. During the course of inventorying those samples, MMR discovered Favrille master and working cell lines ("Cells") were stored, unbeknownst to MMR, at Charles River Laboratories, Inc. These Cells are relevant to various MMR patents and MMR contends that they are of significant value to the Company. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome.

Expression Systems, a vendor for Favrille prior to the reverse merger has attempted to assert ownership interest over the Cells. At this point no lawsuits have been filed by MMR against Expression Systems, but if a settlement is not reached, it may lead to litigation to determine the ownership of the Cells.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent Agreement ("Agreement) with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and inconsideration of a release agreement, SCM contracted to pay MyMedicalRecords, Inc. the sum of $30 million over time with a minimum of $5 million payable on December 23, 2011.

After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit for breach of contract. The contract contains an arbitration clause and the Company will be demanding arbitration for the $30 million allegedly due.

This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

On July 31, 2011, Ropers, Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, filed a civil complaint on behalf of MyMedicalRecords.com ("MMR- US") in the Superior Court For the State of California, County of Los Angeles. Named as defendants in that case are Taylor Armstrong, Russell Armstrong and a corporation known as NuWay Digital Systems. Among other things, the Complaint alleges that Taylor Armstrong and her husband Russell Armstrong breached a 2007 settlement agreement between themselves and MMR-US. The settlement agreement entitles MMR-US to liquidated damages of $1,000,000 for the first such breach and $250,000 for each ensuing breach. To date, three breaches have been alleged. Ropers continues to investigate and will amend the Complaint in the event that additional breaches are uncovered. The complaint has been served on Ms. Armstrong individually, and she has answered. The pre- trial discovery process has commenced. Trial is set in July 2012. The parties have engaged in an extensive mediation; however, it would be premature to conclude that the matter will be fully settled prior to trial.

MMR has recently asked Ropers to become counsel of record in a recently filed lawsuit that is pending in San Diego County, California against defendants Daniel Gold, Tamara Seymour and John Longenecker. In the complaint, MMR seeks damages for unauthorized removal and conversion of MMR computer assets as well as tissue and other samples that were wrongfully converted by the defendants. Damages may be as high as $5,000,000. Some of MMR's damage may be covered by first party insurance. MMR is in the process of serving the complaint on the defendants and making a claim to its insurance carrier. No trial date is set and discovery has yet to commence.

MMR is facing one claim from Sunil Singhal, a former employee. Mr. Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and on February 29, 2012 was given a 30-day notice of termination for cause as approved by the Board of Directors. He has (presumably) retained counsel and is making a claim for discrimination and bad faith termination of his position. MMR replied to Mr. Singhal's counsel in mid-March 2012 and has heard no response. No lawsuit has been filed. Defense of the claim has been tendered to MMR's carrier.

Off-Balance Sheet Arrangements

We believe that our entry into the Cooperation Agreement described above and as follows constitutes the creation of a direct financial obligation. On January 4, 2010, we entered into a Cooperation Agreement with UNIS, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, UNIS and us agreed to form a joint venture in China for the purpose of deploying our Personal Health Record services and document imaging and management solutions in China. We will own 40% of the joint venture and UNIS will own 60% and each party will have the right to designate two members of the joint venture's board of directors, with the fifth member being a Chinese citizen mutually designated by us and UNIS. Under the Cooperation Agreement, board actions will require the approval of more than three of the five members of the joint venture's board of directors and no material actions may be taken unless all board members are present and voting at the meeting.

Under the Cooperation Agreement, UNIS and the Company will contribute an aggregate of 50 million RMB to the joint venture, based on each party's respective ownership, in the form of intellectual property rights, equipment, brand value, cash and such other consideration as may be agreed upon by the parties. Each party's obligation to contribute to the joint venture is subject to a number of conditions, including obtaining all necessary approvals of and licenses from the Chinese government, as well as the joint venture meeting its budget, goals and objectives at the time contributions are due. Under the Cooperation Agreement, each party's contributions will be made over a period of sixty months.

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

Related Party Transactions

Our President, Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and owns all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly, and indirectly through The RHL Group, Inc., beneficially owns approximately 31.8% our total outstanding voting stock. The RHL Group, Inc. has loaned money to MMR pursuant to a secured note. See "Description of Indebtedness-The RHL Group, Inc." above.

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

We incurred $50,000 in expense each year during the years ended December 31, 2011 and 2010, toward marketing consulting services from Bernard Stolar, a director. We included $122,695 and $54,359 in related party payables as of December 31, 2011, and 2010, respectively, in connection with these services.

We also incurred $37,500 and $50,000 during the years ended December 31, 2011 and 2010, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of December 31, 2011 and 2010 of $8,667 and $31,075, respectively, in connection to these services. Additionally, on January 21, 2010, we granted to Mr. Barreto 50,000 shares of common stock, valued at $5,500 in consideration for sales and marketing services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. On May 4, 2010, we granted to Latino Coalition 92,593 shares of common stock, valued at $24,908 in consideration for a reduction in accounts payable. We did not pay any cash amounts to the Latino Coalition in both 2011and 2010. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

MMR also had a consulting agreement, as amended, with The Rebensdorf Group, Inc., or TRGI, whose owner and Chief Executive Officer is our former director George Rebensdorf. Pursuant to the agreement, TRGI provided financial advisory services and assisted in negotiations in connection with our efforts to raise funds through private placement transactions. In addition to the initial retainer fee of $30,000 we paid upon execution of the original letter agreement, we have agreed to pay TRGI (a) a $4,167 monthly retainer (commencing May 1, 2009), (b) for transactions with parties introduced by TRGI, a success fee equal to 8% of the value (payable 4% in cash, 4% in warrants), (c) for material assistance in closing transactions with parties not introduced by TRGI, an advisory fee equal to 2% of the value (payable in cash), and (d) an annual grant of 100,000 options, vesting monthly over two-years from the grant date, with an exercise price equal to fair market value on the grant date. Payment of the monthly retainer may be deferred, in which case it would be payable to TRGI pro rata upon payment of any other deferred management or consulting fees. The letter agreement, as amended, was terminated effective July 31, 2011.

We also incurred $25,000 and $178,552 during the years ended December 31, 2011 and 2010, respectively, for finder's fees and consulting services from George Rebensdorf, a former director. We included in related party payables as of December 31, 2011 and 2010 of $0 and $40,703, respectively, in connection with these services. Mr. Rebensdorf ceased to be a related party upon his departure from the Board of Directors on April 25, 2011,

We also have an oral agreement with our current director Jack Zwissig to provide individual executive coaching services to our management team. Mr. Zwissig receives compensation in the form of stock as determined by our Board of Directors commensurate with the services performed. The agreement with Mr. Zwissig is on a month-to-month basis and continues until terminated by either party.

We also incurred $6,983 and $0 during the years ended December 31, 2011 and 2010, respectively, for consulting services from Jack Zwissig, a director. We included in related party payables as of December 31, 2011 and 2010 of $41,885 and $30,950, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2011 and 2010, the total expenses relating to this stockholder amounted to $476,112 and $291,027, respectively. In addition, we capitalized $282,960 of software development costs for the year ended December 31, 2011. On May 6, 2011, we issued 13,152,183 shares of common stock to this vendor in exchange for a reduction in accounts payable in the amount of $789,131. As of December 31, 2011, and 2010, the total amounts due to the stockholder and included in related party payables amounted to $306,312 and $784,131, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We licensed an existing 80 million person direct-marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the years ended December 31, 2011 and 2010 was $50,000 each. In addition, we incurred a total of $21,687 and $76,181 during the year ended December 31, 2011, towards business development services from E-Mail Frequency and Mr. Loftus. We included in related party payables at December 31, 2011, and 2010 of $21,687 and $19,103, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems, we recognized revenues of $19,095 and $63,655 for the year ended December 31, 2011 and 2010, respectively. During 2011, we recognized $140,000 in revenue from E-Mail Frequency for the development and integration of our MyMedicalRecords.com product with their customer's website.

Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase our common stock. On April 15, 2011, and July 19, 2011 we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $313,858 and warrants to purchase our common stock.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the executive officers and directors of the registrant as of December 31, 2011.

Executives Officers and Directors

Our board of directors is divided into three classes, with each class serving a staggered three-year term. Our current directors and corresponding terms are as follows:

Director	Expiration of Term
Douglas H. Helm	2013 Annual Meeting
Jack Zwissig	2013 Annual Meeting
Mike Finley	2012 Annual Meeting

Bernard Stolar	2012 Annual Meeting
Robert H. Lorsch	2014 Annual Meeting

Immediately after the Merger, Robert H. Lorsch was appointed President and Chief Executive Officer and Naj Allana was appointed Senior Vice President and Chief Financial Officer. On December 17, 2009, Ingrid Safranek was appointed Chief Financial Officer, and Mr. Allana was promoted to Executive Vice President of Technology & Product Development. Mr. Allana resigned from all positions with the Company on November 1, 2010. On June 15, 2010, Ralph Salazar was appointed Executive Vice President of Telecommunications & Carrier Relations. On December 13, 2010, Sunil Singhal was appointed Executive Vice President of Technology & Product Development. On April 1, 2011, Richard Lagani was appointed Executive Vice President of Sales.

The following table lists the names and ages as of December 31, 2011, and positions of the individuals who serve as our directors and executive officers:

Name	Age	Position
Robert H. Lorsch	62	Chairman of the Board; President and Chief Executive Officer

Douglas H. Helm	70	Director, Nomination and Corporate Governance Committee Chair and Executive Committee
Mike Finley	51	Director, Audit and Compensation Committee
Bernard Stolar	65	Director, Audit Committee Chair and Compensation Committee
Jack Zwissig	63	Director, Compensation Committee Chair and Audit Committee

Ingrid Safranek	39	Vice President of Finance and Chief Financial Officer
Richard Lagani	50	Executive Vice President of Sales
Ralph Salazar	66	Executive Vice President, Telecommunications & Carrier Relations
Sunil Singhal	56	Executive Vice President of Technology and Product Development

Robert H. Lorsch, Chairman of the Board; Chief Executive Officer. Mr. Lorsch has served as the Chairman, President and Chief Executive Officer of the Company since 2005. He is also Chairman and Chief Executive Officer of The RHL Group, Inc., a private equity and business management consulting firm Mr. Lorsch formed in April 1998. In 1994, he co-founded SmarTalk TeleServices, Inc., leading the company through a successful public offering in 1996 and building it into one of the largest providers of prepaid telecommunications products and services. Mr. Lorsch served as its Chairman and Chief Executive Officer until February 1998, following which SmarTalk moved its headquarters from Los Angeles to Dublin, Ohio with different management The Company's assets were subsequently liquidated and sold to AT&T in March 1999. In 1986, Mr. Lorsch founded the Lorsch Creative Network, a consulting company that developed marketing, advertising and interactive sales promotions campaigns for nationally and internationally recognized clients. In 1998 Lorsch Creative Network became The RHL Group, Inc. Mr. Lorsch has served on the Personal Health Record Steering Committee of the Healthcare Information and Management Systems Society from 2006 to 2007. He spent more than 25 years as a Member of the Board of Trustees of the California Science Center where the Robert H. Lorsch Family Pavilion stands as a gateway to the Science Center. He currently is a Member of the Board of Governors, Cedars-Sinai Medical Center; and has served since 1998 as Member of the Board and of the Executive Committee of D.A.R.E. America. He has also served as a National Vice President of Muscular Dystrophy and as a Member of the Board of the Sheriff's Youth Foundation. Mr. Lorsch has received numerous honors and awards, including D.A.R.E. America's "Future of America Award"; the Muscular Dystrophy Association's "Humanitarian of the Year Award"; and the Starlight Children's Foundation's "Golden Wish Award." Mr. Lorsch was also awarded the Private Sector Initiatives Citation, or C-Flag, from the White House during the Reagan Administration for his commitment to raising millions of dollars for financing state and local earthquake preparedness education. Following the Merger, Mr. Lorsch continues to serve as Chairman of the Board of MMR and acts as its President and Chief Executive Officer.

We believe that Mr. Lorsch's qualifications to continue to serve on our Board of Directors include his 40 years' experience as chief executive officer of various successful corporations he founded, his knowledge of business management consulting, his experience as a member of numerous organizational committees, his position as our current President and Chief Executive Officer and his direct responsibility for all areas of our operations.

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

We believe that Mr. Helm's qualifications to continue to serve on our Board of Directors include his 40 years of experience in insurance and information services, his experience in marketing and consulting, his experience in the positions he has gained as vice president, chief marketing & sales officer and chief operating officer, and his legal background.

Mike Finley, Director. Mr. Finley is a respected leader in the telecommunications industry long-recognized for creating and growing businesses. He currently serves as Vice President, Global Carrier and Distribution Business Development for Qualcomm. Previously, he was President of the West Region for Sprint Nextel from 2006 to 2008 and a Senior Vice President of Sprint Corporation. He joined Nextel in 2002 as Area Vice President of Southern California and was promoted following the Sprint Nextel merger to Senior Vice President of General Business for the U.S. Prior to joining Nextel, Mr. Finley was a Senior Vice President of Wingcast, a JV between Ford Motor Company and Qualcomm which developed telematic products for Ford vehicles. From 1993 to 2001, Mr. Finley served as President of Verizon Wireless in Southern California, Vice President and General Manager in Sacramento and was Vice President of Sales in Ohio for Airtouch Cellular. Prior to joining Airtouch, he held positions with Cellular One and McCaw Cellular. He began his career in communications in 1985 as a co-founder of Celluland, a national franchise which created an alternative distribution approach in advance of consumer marketing of wireless products. Mr. Finley is a graduate of Creighton University with a BSBA in Marketing and the General Manager Program in Executive Education at Harvard Business School. He currently serves as a Board Member of the Los Angeles Sports and Entertainment Commission, Member of the Region 1 Homeland Security Advisory Council, and Member of the Creighton University Hall of Fame. Mr. Finley also served as a Member of the Board of Advisors at MMRGlobal, Inc., which he vacated on joining the Company's Board of Directors.

We believe that Mr. Finley's qualifications to continue to serve on our Board of Directors include his vast expertise in the telecommunications industry with specific marketing expertise in the mobile technology sector and his experience in senior management positions at large corporations.

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

We believe that Mr. Stolar's qualifications to continue to serve on our Board of Directors include his marketing and strategic planning experience, his experience as chairman of the board of Adscape Media, and his experience as president and chief operating officer of various companies.

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

We believe that Mr. Zwissig's qualifications to continue to serve on our Board of Directors include his 18 years of experience as chief executive officer of a consulting and executive leadership training firm, his knowledge of marketing and management, and his business background.

Ingrid Safranek, Chief Financial Officer. Ms. Safranek was appointed as the Chief Financial Officer on December 17, 2009. She has been a Certified Public Accountant in California since 2006. She worked for Deloitte & Touche, LLP from 2002 to 2006, where she was part of the audit teams for large and small, private and public clients such as Computer Sciences Corporation, Infonet (later acquired by British Telecom), Candle! Corporation (later acquired by IBM), Primedia, Inc., Gold Circle Entertainment, and the Performing Arts Center, among others. Ms. Safranek's focus was on the technology, media and entertainment industries. She also owned Goldstein Enterprises, a management consulting firm that served numerous clients by providing them with business practices analyses and software application development in order to streamline day-to-day operations and maximize efficiency. Among her clients as owner of Goldstein Enterprises are Nestle USA, Warner Bros. Studios and RJR Fashion Fabrics. Ms. Safranek received a B.A. in Business Economics with a minor in Accounting from U.C.L.A.

Ralph Salazar, Executive Vice President, Telecommunications & Carrier Relations. In his position as Vice President, Telecommunications and Carrier Relations, Rafael "Ralph" Salazar is responsible for MMRGlobal's network planning, engineering, operations and worldwide carrier relations. He leads the Company's global effort to deliver premier service, operational excellence and network performance. Mr. Salazar has more than 30 years of experience in the telecommunications industry across numerous functional areas that include research and development, technology planning, product delivery, customer service and major facilities construction and operations. Prior to joining MMRGlobal, Mr. Salazar held technology and management leadership positions with Pac Bell, NBC TV/Radio, Summer Olympic Games, EBU International World Cup Soccer, Smartalk TeleServices and AT&T, where he dealt with carriers in Europe, Asia and the Americas. He concentrated his education curriculum in the fields of electronic engineering, radio and television broadcasting, computer technology, wireless communications, finance and business administration, and has taught multiple customer service seminars and technology training courses.

Richard Lagani, Executive Vice President of Sales. Richard Lagani is a seasoned insurance and business professional with over 22 years of industry experience. He is a trained lawyer and has spent several years in private practice litigating cases for the insurance industry. Prior to coming to MMRGlobal, Richard spent over 15 years with Chartis in various roles with increasing responsibility ranging from running the organization's complex claims unit for financial institutions to working within the organization's financial institutions underwriting unit focusing primarily on Errors and Omissions, General Liability, and Director's & Officer's coverage. He has a strong background in reinsurance and spent several years handling legal reinsurance issues for Chartis' global reinsurance unit, both domestically and internationally. While in this role, he was asked to speak on reinsurance issues by some of the country's leading conference organizers. During his time handling reinsurance matters, he developed a strong understanding of the strategic importance of reinsurance within large insurance organizations. He also developed a keen sense of how reinsurance can used to structure complex insurance transactions to provide higher limits of coverage that may not have been available under conventional insurance as well as the critical nature of proper accounting methodologies. Most recently, he served as SVP and COO of Chartis' Product Development group where he was responsible for the day to day operations of the unit. In addition, in this role he worked closely with Chartis' senior management developing strategies for the organization's global operating units and identifying business opportunities and strategic partnerships to keep Chartis on the cutting edge of product development and ahead of its competition. He is also presently a member of the committee working with the Office of the Director of National Intelligence to develop better ways for the intelligence committee to communicate with financial institutions.

Board Structure

The Board believed that the Chairman and CEO roles should be combined due to our small size and knowledge which Mr. Lorsch brings to the Company. Splitting the position would hinder our ability to more rapidly exploit new opportunities.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of Section 16(a) forms reports furnished to us during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been complied with.

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

Since October 1, 2011, the members of the Audit Committee are Messrs. Finley, Stolar and Zwissig. The Audit Committee has adopted a written charter that is available to stockholders from the "Investor Relations" page on our website at www.mmrglobal.com.

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

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth certain information with respect to the compensation paid to our non-employee directors for the following fiscal years:

		Fees	Option		Stock		Other
Name	Year	Earned (1)	Grant (2)		Grant (2)		Compensation (3)	Totals
Hector V. Barretto Jr. (**)	2011	$ 15,500	$ -		$ -		$ 37,494	$ 52,994
	2010	$ 23,500	$ 380,736	(4)	$ -		$ 50,001	$ 454,237

David Boyden (*)	2011	$ -	$ -		$ -		$ -	$ -
	2010	$ 12,000	$ 23,796	(5)	$ -		$ -	$ 35,796

Douglas Helm	2011	$ 20,500	$ -		$ -			$ 20,500
	2010	$ 21,500	$ 95,184	(6)	$ -		$ 7,400	$ 124,084

George Rebensdorf (***)	2011	$ 9,000	$ -		$ -		$ 25,000	$ 34,000
	2010	$ 19,000	$ 395,086	(7)	$ -		$ 178,552	$ 592,638

Bernard Stolar	2011	$ 22,500	$ -		$ -		$ 50,000	$ 72,500
	2010	$ 25,000	$ 380,736	(8)	$ -		$ 50,000	$ 455,736

Jack Zwissig	2011	$ 17,500	$ -		$ -		$ 6,983	$ 24,483
	2010	$ 18,500	$ 190,368	(9)	$ 16,900	(10)	$ 17,719	$ 243,487

Mike Finley	2011	$ 6,000	$ 63,000	(11)	$ -		$ -	$ 69,000
	2010	$ -	$ -		$ -		$ -	$ -

1.	Amounts represented director fees earned for the respective years 2011 and 2010. Unpaid balances are reflected as a component of related party payables in the consolidated balance sheet as of December 31, 2011.
2.	Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2011.
3.	Other compensation represents additional fees earned by each respective director for consulting services performed.
4.	Mr. Barretto was granted 4,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The grant date fair value of these options amounted to $380,736.
5.	Mr. Boyden was granted 250,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The grant date fair value of these options amounted to $23,796.
6.	Mr. Helm was granted 1,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The grant date fair value of these options amounted to $95,184.
7.	Mr. Rebensdorf was granted 4,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share, and 100,000 stock options on July 22, 2010 with an exercise price of $0.22. The aggregate grant date fair value of these options amounted to $395,086.
8.	Mr. Stolar was granted 4,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The aggregate grant date fair value of these options amounted to $380,736.
9.	Mr. Zwissig was granted 2,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The aggregate grant date fair value of these options amounted to $190,369.
10.	During the year ended December 31, 2010, Mr. Zwissig was granted an aggregate total of 140,249 shares of restricted common stock as payment for services, which had an aggregate total grant date fair value of $16,900.
11.	Mr. Finley was granted 1,050,000 warrants to purchase shares of our common stock on October 19, 2011 with an exercise price of $0.06 per share. The aggregate grant date fair value of these options amounted to $63,000.
(*)	Mr. Boyden resigned from the Board on October 4, 2010.
(**)	Mr. Barretto resigned from the Board on September 30, 2011.
(***)	Mr. Rebensdorf resigned from the Board on April 25, 2011.

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

			Stock	Option		Other
Name	Year	Salary	Award (1)	Award (1)		Compensation		Totals
Robert Lorsch	2011	$ 180,000	$ -	$ 30,000	(9)	$ 59,846	(8)	$ 269,846
Chief Executive Officer	2010	$ 180,000	$ -	$ 380,736	(2)	$ 128,478	(3)	$ 689,214

Ingrid Safranek	2011	$ 120,000	$ -	$ 40,000	(12)	$ -		$ 160,000
Chief Financial Officer	2010	$ 111,860	$ -	$ 245,056	(4)	$ -		$ 356,916

Sunil Singhal	2011	$ 120,000	$ -	$ -		$ -		$ 120,000
EVP of Technology	2010	$ 8,864	$ -	$ 76,723	(5)	$ -		$ 85,587
and Product Development
Richard Lagani	2011	$ 115,500	$ -	$ 24,000	(11)	$ -		$ 139,500
EVP of Sales	2010	$ -	$ -	$ -		$ -		$ -
Ralph Salazar	2011	$ 80,000	$ -	$ 40,000	(10)	$ -		$ 120,000
VP, Telecommunications	2010	$ -	$ -	$ -		$ -		$ -
and Carrier Relations
Rich Teich (*)	2011	$ -	$ -	$ -		$ -		$ -
Former EVP of Technology	2010	$ 99,860	$ -	$ 223,434	(7)	$ 52,931		$ 376,225
and Product Development
Naj Allana (*)	2011	$ -	$ -	$ -		$ -		$ -
Former EVP of Technology	2010	$ 33,577	$ -	$ 54,514	(6)	$ 72,549		$ 160,640
and Product Development

1.	Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2011.
2.	Mr. Lorsch was granted 4,000,000 stock options to purchase shares of our common stock on January 27, 2010 with an exercise price of $0.10 per share. The grant date fair value of these options amounted to $380,736.
3.	During the year ended December 31, 2011, other compensation includes $36,000 of auto allowance. Also during 2010, Mr. Lorsch was paid $77,166 as a finder's fee for investors on MMR Global's convertible notes and the Company paid $15,312 on behalf of Mr. Lorsch for a life insurance policy under which MMR is 50% beneficiary.
4.	Ms. Safranek was granted 600,000 stock options to purchase shares of our common stock on January 21, 2010 with an exercise price of $0.125 per share, and 1,000,000 stock options on June 15, 2010 with an exercise price of $0.18 per share. The aggregate grant date fair value of these options amounted to $245,056.
5.	Mr. Singhal was granted 1,000,000 stock options on December 31, 2010 with an exercise price of $0.10 per share. The grant date fair value of these options amounted to $76,723.
6.	Mr. Allana was granted 458,145 stock options on January 21, 2010 with an exercise price of $0.125 per share. The grant date fair value of these options amounted to $54,514. In addition, Mr. Allana was compensated $72,549 for consulting work during 2010. The unexercised options will be forfeited unless exercised within 90 days from the resignation day.
7.	Mr. Teich was granted 418,285 stock options to purchase shares of our common stock on January 21, 2010 with an exercise price of $0.125 per share, and 1,000,000 stock options on June 15, 2010 with an exercise price of $0.18 per share. The aggregate grant date fair value of these options amounted to $223,434. In addition to his payroll, Mr. Teich received $52,931 in compensation for work as a consultant before he was hired as the EVP of Technology and Product Development. The unexercised options will be forfeited unless exercised within 90 days from the resignation day.
8.	During the year ended December 31, 2012, other compensation includes $35,500 of auto allowance. Also during 2012, the Company paid $24,346 on behalf of Mr. Lorsch for a life insurance policy under which MMR is 50% beneficiary.
9.	Mr. Lorsch was granted 240,000 warrants to purchase shares of our common stock on March 10, 2011 with an exercise price of $0.13 per share. The grant date fair value of these options amounted to $30,000.
10.	Mr. Salazar was granted 500,000 stock options to purchase shares of our common stock on December 27, 2011 with an exercise price of $0.08 per share. The grant date fair value of these options amounted to $40,000.
11.	Mr. Lagani was granted 300,000 stock options to purchase shares of our common stock on December 27, 2011 with an exercise price of $0.08 per share. The grant date fair value of these options amounted to $24,000.
12.	Mrs. Safranek was granted 500,000 stock options to purchase shares of our common stock on January 3, 2011 with an exercise price of $0.08 per share. The grant date fair value of these options amounted to $40,000.
(*)	Mr. Allana has resigned effective November 1, 2010 and Mr. Teich has resigned effective December 6, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by our named executive officers as of December 31, 2011.

Option/Warrant Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option (#)	Option/Warrant Exercise Price ($)	Option / Warrant Expiration Date
Robert Lorsch	10,033,333	2,666,667	$0.10 - $0.125	1/27/2014 &
Chief Executive Officer				1/27/2020

Ingrid Safranek	1,850,000	250,000	$0.08 - $0.18	1/21/2015, 6/15/2020
Chief Financial Officer				& 1/3/2021

Richard Lagani	726,786	573,214	$0.08	10/28/2021
EVP of Sales
Ralph Salazar	920,833	879,167	$0.08 - $0.23	4/12/2020, 6/1/2020,
Vice President, Technology				12/21/20 & 12/28/21
and Carrier Affairs
Sunil Singhal	1,000,000	1,000,000	$0.10	10/1/2015 &
EVP of Technology				12/13/2020
and Product Development

Employment Agreements

The Company has employment agreements with its Chairman, President and Chief Executive Officer, Robert H. Lorsch, its Vice President of Finance and Chief Financial Officer, Ingrid Safranek, and its Executive Vice President of Technology and Product Development, Sunil Singhal, Vice President Telecommunications & Carrier Relations, Rafael "Ralph" Salazar, and Executive Vice President, Richard Lagani. Under each employment agreement, the executive officers receive a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

On January 29, 2009 we entered into an employment agreement with our Chairman, President and Chief Executive Officer, Robert H. Lorsch, with an initial term ending on December 31, 2011, subject to successive automatic extension unless we or Mr. Lorsch elect not to extend. Under the terms of his agreement, Mr. Lorsch shall serve as both our President and Chief Executive Officer and President and Chief Executive Officer of our wholly-owned subsidiary, MMR. The agreement provides for a base salary of $15,000 per month, subject to an upward increase and with an annual bonus and stock option grants in such amounts, if any, as the Board of Directors may determine in its sole discretion. Mr. Lorsch receives a monthly auto allowance, reimbursement of certain life insurance premiums, and reimbursement for certain other insurance coverage, and is entitled to participate in benefits generally made to our senior executives.

On December 28, 2011, the Board of Directors agreed to renew Mr. Lorsch's employment agreement effective January 1, 2012 for an additional three year term ending on December 31, 2014. The employment agreement called for annual bonus and stock option grants as determined by the Board in its sole discretion. In negotiating the renewal, it was pointed out that such bonuses and grants had never been issued under the employment agreement. Therefore, the Board approved an annual bonus of $150,000 for each of the last three years payable under the following conditions: (a) in the event of a change of control; or (b) any portion of the bonus could be paid in any quarter in which the Company would achieve profitability excluding non-cash expenses after payment of such portion of the bonus; or (c) any portion of the bonus amount may be used to convert options or warrants at $0.125 per share or above. With regard to the obligation to award options, the Board agreed to visit that obligation after the resolution of numerous pending transactions that had kept the Company in a trading blackout period. Accordingly, on January 9, 2012, the Company, its subsidiary and Mr. Lorsch entered into an amendment to the Lorsch Employment Agreement (the "Renewal") with an effective date of January 1, 2012. The term of the Renewal expires on December 31, 2014, but may be extended automatically for successive additional one-year periods at the expiration of the then-current term unless written notice of non-extension is provided to Mr. Lorsch with at least 90 days prior notice to the expiration of such term. Mr. Lorsch's current annual base salary will remain unchanged under the Renewal with the understanding that, as in the past, portions of the payments could be deferred into future periods. Mr. Lorsch may terminate the agreement upon 30 days written notice without reason or for good reason (as defined in the agreements) if we fail to cure acts or omissions constituting good reason within 30 days. If Mr. Lorsch's employment is terminated by us for cause or voluntarily by Mr. Lorsch without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lorsch's employment is terminated by us without cause or voluntarily by Mr. Lorsch for good reason, Mr. Lorsch will be entitled to year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lorsch. In the event of his disability, Mr. Lorsch would be entitled to receive compensation equal to 60% of his base salary as then in effect. Mr. Lorsch's employment agreement includes provisions that prohibit Mr. Lorsch from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

We also have entered into a consulting agreement with The RHL Group, Inc., which is wholly-owned by Mr. Lorsch that provides for a monthly fee of $25,000 plus reimbursement of expenses including medical insurance. The RHL Group provides consulting, operational and technical services to the Company, which we refer to as the RHL Services. As part of the RHL Services, the RHL Group provides the Company with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of the RHL Group and other individuals which may hold value to the Company. The RHL Group also provides infrastructure support to the Company, including allowing the Company unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing the Company the use of its office support personnel, the RHL Group has also consented to allow the Company to utilize the full-time services of Mr. Lorsch as the Company's President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made its President, Kira Reed, available as the Company's spokesperson. Ms. Reed, who is Mr. Lorsch's spouse, also manages the Company's social networking activities.

We also had an employment agreement with our former Chief Financial Officer and Senior Vice President and former Executive Vice President of Technology and Product Development, Naj Allana, which was terminated on November 1, 2010 after Mr. Allana's resignation.

On January 26, 2010, we entered into an employment agreement with Ingrid Safranek as our Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement which was effective until June 15, 2010, which was extended until June 15, 2011. However, on December 10, 2010, the Board approved Ms. Safranek's employment agreement to be amended to extend the term for an additional term commencing on January 1, 2011. On December 28, 2011, the Board extended the current employment agreement for an additional two year term and approved an increase in her base salary with the understanding that, from time to time, it could be necessary to defer certain payments or benefits into future periods.

The current term of Ms. Safranek's employment agreement is effective until December 31, 2013 and will automatically renew for successive 12 month periods unless terminated at least 30 days prior to the end of the term. The employment agreement may be terminated by the Company without cause (as defined in the agreement) upon 90 days written notice or for cause if Ms. Safranek fails to cure the acts or omissions constituting cause within 30 days. If Ms. Safranek's employment is terminated by the Company for cause or voluntarily by Ms. Safranek without good reason, she will not be entitled to receive any severance payments or benefits under the employment agreement. If Ms. Safranek's employment is terminated by the Company without cause or voluntarily by Ms. Safranek for good reason, Ms. Safranek will be entitled to one year of salary at her then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Ms. Safranek. In the event of her disability, Ms. Safranek would be entitled to receive compensation equal to 60% of her base salary as then in effect. Ms. Safranek's employment agreement includes provisions that prohibit her from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

On December 13, 2010, we entered into an employment agreement with Sunil Singhal as our Executive Vice President of Technology and Development. Under the employment agreement, Mr. Singhal received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors.

The current term of Mr. Singhal's employment agreement is effective until December 13, 2012 and will automatically renew for successive 12 month periods unless terminated at least 60 days prior to the end of the term. The employment agreement may be terminated by the Company with cause (as defined in the agreement) upon 30 days written notice or for cause if Mr. Singhal fails to cure the acts or omissions constituting cause within 30 days. If Mr. Singhal's employment is terminated by the Company for cause or voluntarily by Mr. Singhal without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Singhal's employment is terminated by the Company without cause or voluntarily by Mr. Singhal for good reason, Mr. Singhal will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Singhal.

On February 29, 2011 our Board passed a resolution to terminate our Executive Vice President of Technology and Development, Sunil Singhal for cause. Per the terms of the agreement, Mr. Singhal has 30 days to cure any breach. If not cured, his employment agreement will be terminated for cause effective March 30, 2012.

On June 15, 2010, we entered into an employment agreement with Rafael "Ralph" Salazar as our Vice President Telecommunications & Carrier Relations. Under the employment agreement, Mr. Salazar received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors. Mr. Salazar's employment agreement was effective until June 15, 2012. On December 28, 2011, the Board extended the current employment agreement for an additional two year term and approved an increase in his base salary with the understanding that, from time to time, it could be necessary to defer certain payments or benefits into future periods.

The current term of Mr. Salazar's employment agreement is effective until December 31, 2013 and will automatically renew for successive 12 month periods unless terminated at least 60 days prior to the end of the term. The employment agreement may be terminated by the Company without cause (as defined in the agreement) upon 30 days written notice or for cause if Mr. Salazar fails to cure the acts or omissions constituting cause within 30 days. If Mr. Salazar's employment is terminated by the Company for cause or voluntarily by Mr. Salazar without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Salazar's employment is terminated by the Company without cause or voluntarily by Mr. Salazar for good reason, Mr. Salazar will be entitled to three months of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Salazar.

On April 1, 2011, we entered into an employment agreement with Richard Lagani as our Executive Vice President. Under the employment agreement, Mr. Lagani received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreement and an annual bonus at the discretion of the board of directors. The current term of Mr. Lagani's employment agreement is effective until April 30, 2013 and will automatically renew for successive 12 month periods unless terminated at least 30 days prior to the end of the term. The employment agreement may be terminated by the Company without cause upon 30 days written notice or for cause (as defined in the agreement) immediately. If Mr. Lagani's employment is terminated by the Company for cause or voluntarily by Mr. Lagani without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lagani's employment is terminated by the Company without cause or voluntarily by Mr. Lagani for good reason, Mr. Lagani will be entitled to two months' severance (if during the first year of the agreement), four months' severance (if during the second year of the agreement) and six months' severance (after two years of service), including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lagani.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of December 31, 2011, by:

  each of our current directors;
  each of our current executive officers named in the Summary Compensation Table; and
  all of our current directors and executive officers as a group.

In addition, we are presenting a sub-table of each Stockholder (persons or entities) that owns more than 5% ("5% Stockholders") of the outstanding shares of common stock.

	Number of Shares of Common
Name and Address of Beneficial Owner (1)	Stock Beneficially Owned (2)	Percentage
Directors and Named Executive Officers
Robert H Lorsch (3)	67,553,360	18.3%
Jack Zwissig (4)	4,437,843	1.2%
Hector Barreto (5)	4,933,408	1.3%
Doug Helm (6)	2,059,791	*
George Rebensdorf (7)	4,766,799	1.3%
Bernie Stolar (8)	5,322,384	1.4%
Mike Finley (9)	50,000	*
Naj Allana	2,970,489	*
Ingrid Safranek (10)	2,437,500	*
Sunil Singhal (11)	1,000,000	*
Rich Teich (12)	2,066,442	*
Richard Lagani (13)	726,786	*
Ralph Salazar (14)	983,333	*
All Executive Officers and Directors as a group	99,308,135	26.8%
(12 Persons) (15)

5% Stockholders
RHL Group (16)	49,330,520	13.3%
Robert H Lorsch	18,222,840	4.9%
David Loftus (17)	28,582,495	7.7%
Sherry Hackett (18)	15,377,778	4.2%

(1)	The business address of each director and executive officer listed is c/o MMRGlobal, Inc., 4401 Wilshire Blvd., Suite 200, Los Angeles, CA 90010.
(2)	This table is based upon information supplied by officers, directors, principal stockholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 370,150,986 shares of common stock outstanding as of March 14, 2012. Shares of common stock subject to options, warrants and convertible notes exercisable or convertible within 60 days after December 31, 2011, are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
(3)	Consists of (i) 18,222,840 shares of common stock held directly by Mr. Lorsch and 49,330,520 shares of common stock held directly by The RHL Group, which is wholly owned and controlled by Mr. Lorsch, and Mr. Lorsch also has voting and/or investment power over such shares. (ii) a fully vested warrant held by The RHL Group, to purchase 13,875,628 shares of common stock, and (iii) stock options held by Mr. Lorsch to purchase 12,624,086 shares of common stock that are vested and exercisable within 60 days after December 31, 2011.
(4)	Includes 2,773,334 shares subject to options exercisable within 60 days after December 31, 2011.
(5)	Includes 2,214,320 shares subject to options exercisable within 60 days after December 31, 2011.
(6)	Includes 891,666 shares subject to options exercisable within 60 days after December 31, 2011.
(7)	Includes 2,664,992 shares subject to options exercisable within 60 days after December 31, 2011.
(8)	Includes 3,581,927 shares subject to options exercisable within 60 days after December 31, 2011.
(9)	Includes 50,000 shares subject to options exercisable within 60 days after December 31, 2011.
(10)	Includes 1,912,500 shares subject to options exercisable within 60 days after December 31, 2011.
(11)	Includes 500,000 shares subject to options exercisable and a fully vested warrant to purchase 500,000 shares of common stocks within 60 days after December 31, 2011.
(12)	Includes 250,000 shares subject to options exercisable and a fully vested warrant to purchase 93,750 shares of common stocks within 60 days after December 31, 2011.
(13)	Includes 12,500 shares subject to options exercisable and a fully vested warrant to purchase 714,286 shares of common stocks within 60 days after December 31, 2011.
(14)	Includes 983,333 shares subject to options exercisable within 60 days after December 31, 2011.
(15)	Includes 43,642,322 shares subject to options and varrants exercisable within 60 days after December 31, 2011.
(16)	Includes a fully vested warrant to purchase 13,875,628 shares of common stocks within 60 days after December 31, 2011.
(17)	Includes a fully vested warrant to purchase 3,533,148 shares of common stocks within 60 days after December 31, 2011.
(18)	Includes a fully vested warrant to purchase 1,650,000 shares of common stocks within 60 days after December 31, 2011.

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

As disclosed above, in 2009 we entered into a consulting agreement with The RHL Group, which provides for a monthly fee of $25,000 plus reimbursement of expenses including medical insurance. The RHL Group provides consulting, operational and technical services to the Company, which we refer to as the RHL Services. As part of the RHL Services, the RHL Group provides the Company with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of the RHL Group and other individuals which may hold value to the Company. The RHL Group also provides infrastructure support to the Company, including allowing the Company unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing the Company the use of its office support personnel, the RHL Group has also consented to allow the Company to utilize the full-time services of Mr. Lorsch as the Company's President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made its President, Kira Reed, available as the Company's spokesperson. Ms. Reed, who is Mr. Lorsch's spouse, also manages the Company's social networking activities.

We have consulting agreements with our current advisor Hector V. Barreto, Jr. and director Bernard Stolar pursuant to which Mr. Barreto and Mr. Stolar provide marketing and strategic planning advice and actively seek strategic partnerships and alliances with other entities to market our products. Under the terms of these agreements, we pay Mr. Barreto and Mr. Stolar $50,000 a year payable monthly, and commissions equal to 1% of all revenue generated through their efforts. The agreement with Mr. Barreto was originally effective until August 2009 and the agreement with Mr. Stolar was originally effective until November 2009. Each agreement automatically renews each successive year until terminated by either party upon 30 days prior written notice .In the past, both Mr. Barreto and Mr. Stolar have used their consulting fees to exercise options or warrants at prices ranging from $0.046 to $0.179.

We incurred $50,000 each year during the years ended December 31, 2011 and 2010, toward marketing consulting services from Bernard Stolar, a director. We included $70,195 and $54,359 in related party payables as of December 31, 2011, and 2010, respectively, in connection with these services.

We also incurred $37,500 and $50,000 during the years ended December 31, 2011 and 2010, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of December 31, 2011 and 2010 of $4,167 and $31,075, respectively, in connection to these services. Additionally, on January 21, 2010, we granted to Mr. Barreto 50,000 shares of common stock, valued at $5,500 in consideration for sales and marketing services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. We paid $4,000 during the year ended December 31, 2009 to The Latino Coalition for services. We did not pay any amounts to the Latino Coalition in both 2011 and 2010. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.MMR also had a consulting agreement, as amended, with The Rebensdorf Group, Inc., or TRGI, whose owner and Chief Executive Officer is our former director George Rebensdorf. Pursuant to the agreement, TRGI provided financial advisory services and assisted in negotiations in connection with our efforts to raise funds through private placement transactions. In addition to the initial retainer fee of $30,000 we paid upon execution of the original letter agreement, we have agreed to pay TRGI (a) a $4,167 monthly retainer (commencing May 1, 2009), (b) for transactions with parties introduced by TRGI, a success fee equal to 8% of the value (payable 4% in cash, 4% in warrants), (c) for material assistance in closing transactions with parties not introduced by TRGI, an advisory fee equal to 2% of the value (payable in cash), and (d) an annual grant of 100,000 options, vesting monthly over two-years from the grant date, with an exercise price equal to fair market value on the grant date. Payment of the monthly retainer may be deferred, in which case it would be payable to TRGI pro rata upon payment of any other deferred management or consulting fees. The letter agreement, as amended, was terminated effective July 31, 2011.

We also incurred $25,000 and $178,552 during the years ended December 31, 2011 and 2010, respectively, for finder's fees and consulting services from George Rebensdorf, a former director. We included $0 and $40,703, in related party payables as of December 31, 2011 and 2010, respectively, in connection with these services.

We also have an oral agreement with our current director Jack Zwissig to provide individual executive coaching services to our management team. Mr. Zwissig receives compensation in the form of stock as determined by our Board of Directors commensurate with the services performed. The agreement with Mr. Zwissig is on a month-to-month basis and continues until terminated by either party.

We also incurred $6,983 and $0 during the years ended December 31, 2011 and 2010, respectively, for consulting services from Jack Zwissig, a director. We included in related party payables as of December 31, 2011 and 2010 of $41,885 and $30,950, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2011 and 2010, the total expenses relating to this stockholder amounted to $476,112 and $291,027, respectively. In addition, we capitalized $282,960 of software development costs for the year ended December 31, 2011. As of December 31, 2011, and 2010, the total amounts due to the stockholder and included in related party payables amounted to $306,312 and $784,278, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 15, 2009 to provide licensor a non-exclusive right to target, market and exploit the Employee Benefits market. We will license an existing 80 million person direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the year ended December 31, 2010 was $50,000. In addition, we incurred a total of $76,181 during the year ended December 31, 2010, toward business development services from E-Mail Frequency and Mr. Loftus. We did not incur any such expenses during the same periods in 2009. Furthermore, Mr. Loftus is a value- added-reseller of MMRPro systems and during the second quarter of 2010, Mr. Loftus purchased four MMRPro systems. We recognized revenues of $63,655 for the year ended December 31, 2010 from this sale. We included in related party payables at December 31, 2010, and 2009 of $19,103 and $50,577, respectively, in respect to these services. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock. On April 15, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $156,436 and warrants to purchase our common stock. On July 19, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. On November 20, 2011 we entered into a service agreement with a vendor to provide integration services of our current products with larger EMR providers, and market our products to several of their large customers. As part of the agreement, on December 5, 2011, and in consideration of a portion of the services under the service agreement, the Company granted this vendor a warrant to purchase 4,000,000 shares of Common Stock with prices and vesting as follows: 1,000,000 at $0.06 upon completion of a transaction with the Company; 1,000,000 at $0.08 six months after the transaction; 1,000,000 at $0.10 twelve months after the transaction and the final 1,000,000 at $0.16 eighteen months after the transaction.

The securities above were issued to each of the foregoing in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and the rules promulgated thereunder. At the time of their issuance, the securities granted above were restricted securities for purposes of the Securities Act and the certificates representing such securities bear legends to that effect. The exercise/conversion prices of the securities described above were equal to the closing price of our common stock as of the date of grant.

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

Director Independence

Although our common stock is no longer listed on the NASDAQ Global Market, our Board of Directors determined that each of the following directors would be deemed "independent" under NASDAQ Stock Market LLC rules: Messrs. Finley, Helm, Stolar and Zwissig. These persons represent a majority of our Board of Directors. Mr. Lorsch, the Chairman of our Board and our President and Chief Executive Officer would not be deemed independent. Messrs. Stolar, Zwissig and Finley are members of our Compensation Committee and Mr. Zwissig is the Chairman. Messrs. Helm and Zwissig are members of our Nominating and Corporate Governance Committee and Mr. Helm is the Chairman. Messrs. Stolar, Zwissig and Finley are members of our Audit Committee but would not be deemed to be independent under the more stringent independence requirements for Audit Committee members set forth in NASDAQ Listing Rule 5605(2). Mr. Stolar is Chairman of the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 by Rose, Snyder & Jacobs, and SingerLewak LLP, respectively. As previously disclosed, on December 22, 2009, our Audit Committee elected to dismiss SingerLewak LLP and engage Rose, Snyder & Jacobs as our independent registered public accounting firm. Rose, Snyder & Jacobs performed the audit of our financial statements for the years ended December 31, 2011 and 2010 included elsewhere herein. All fees described below were approved by the Audit Committee pursuant to our pre-approval policy discussed below.

	Fiscal Year Ended (in thousands)
	2011	2010

Audit of Financial Statements	$66	$131
Audit Related Fees	26	31
Total Fees	$92	$162

The Audit Committee has adopted a pre-approval policy for auditor services, which allows the Chief Executive Officer and/or the Chief Financial Officer to engage the independent registered public accountants, on a case-by-case basis, to consult with our management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Financial Accounting Standards Board or other regulatory or standard-setting bodies. In addition, the Audit Committee may periodically obtain from the independent registered public accountants estimates of anticipated fees for services in the defined categories of audit services, audit-related services, and tax services for a specified accounting period and pre-approves services in such categories up to specified amounts. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accountants are is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The members of the Audit Committee approved the fees during subsequent meetings of the Audit Committee.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof and incorporating by reference pages F-1 through F-37 hereto.

(2) Financial Statement Schedules.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements and notes thereto.

(3) Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

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
4.13

Placement Agent Agreement dated November 2, 2007, by and between registrant and Lazard Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the registrant's current report on Form 8-K filed on November 5, 2007)

4.14

Warrant to purchase 10,000 shares of common stock dated April 8, 2008 issued to Porter Novelli Life Sciences, LLC (incorporated by reference to Exhibit 4.13 of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2008)

4.15

Form of Warrant issued pursuant to the Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent (incorporated by reference to Exhibit 4.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.1

**Amended and Restated 2001 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

10.2	2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4A of the registrant's annual report on Form 10-K for the year ended December 31, 2006)
10.3

**Form of Stock Option Agreement to the 2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.4

**2005 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference to Exhibit 10.4 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on January 7, 2005)

10.5

Creditor Plan dated as of November 8, 2008 by and among registrant, mymedicalrecords.com, Inc. and Kershaw, Mackie & Co. as the administrative agent. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on November 13, 2008)

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
10.10

**Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Robert H. Lorsch (incorporated by reference to Exhibit 10.10 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.11

**Form of Employment Agreement dated as of January 27, 2009 by and among the registrant, MMR and Naj Allana (incorporated by reference to Exhibit10.11 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.12

Amended and Restated Consulting Agreement dated as of January 27, 2009 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.12 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.13

Marketing and Strategic Planning Agreement dated August 24, 2006 by and between MMR and Hector V. Barreto, Jr. (incorporated by reference to Exhibit 10.13 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.14

Marketing and Strategic Planning Agreement dated November 23, 2005 by and between MMR and Bernard Stolar (incorporated by reference to Exhibit 10.14 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.15

Letter Agreement dated December 28, 2007 by and between MMR and The Rebensdorf Group, Inc. (incorporated by reference to Exhibit 10.15 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.16

Letter Agreement dated as of December 30, 2008 by and between MMR and Richard Teich (incorporated by reference to Exhibit 10.16 of the registrant's current report on Form 8-K filed on February 2, 2009)

10.17

Third Amended and Restated Secured Promissory Note dated April 29, 2009 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.18

Secured Credit Restructuring Agreement dated April 29, 2009, by and between the registrant, MMR, The RHL Group, Inc. and Robert H. Lorsch (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed on May 4, 2009)

10.19	Guaranty dated April 29, 2009, made by the registrant in favor of The RHL Group, Inc. (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed on May 4, 2009)
10.20

Addendum dated May 21, 2009 to the Letter Agreement with The Rebensdorf Group, Inc. dated December 27, 2007 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 27, 2009)

10.21

** Stock Option Agreement dated August 6, 2009, by and between MMR Information Systems, Inc. and Robert H. Lorsch (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.22

Waiver Agreement, dated August 18, 2009, by and among MMR Information Systems, Inc., MyMedicalRecords, Inc., and The RHL Group, Inc. (incorporated by reference to Exhibit 10.2 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.23

** Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of Robert H. Lorsch (incorporated by reference to Exhibit 10.3 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.24

Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of The RHL Group, Inc. (incorporated by reference to Exhibit 10.4 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.25

+ Licensing and Sales Commission Agreement, dated September 16, 2009, by and among MMR Information Systems, Inc., E-Mail Frequency, LLC and David T. Loftus (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on November 16, 2009)

10.26

+ Cooperation Agreement dated January 4, 2010, by and among MMR Information Systems and Unis-TongHe Technology (Zhengzhou) Co., Ltd. (incorporated by reference to Exhibit 10.26 of the registrant's annual report on Form 10-K for the year ended December 31, 2009)

10.27

+ Letter agreement dated January 4, 2010, with regard to the UNIS-TongHe Medical Technology Service Group (Henan) Co., Ltd. Cooperation Agreement , by and among MMR Information Systems and Unis-TongHe (incorporated by reference to Exhibit 10.27 of the registrant's annual report on Form 10-K for the year ended December 31, 2009)Technology (Zhengzhou) Co., Ltd.

10.28

+ Master Services Agreement dated March 22, 2010, by and among MMR Information Systems and Chartis International LLC. (incorporated by reference to Exhibit 10.28 of the registrant's annual report on Form 10-K for the year ended December 31, 2009)

10.29

** Employment Agreement dated as of January 26, 2010 by and among MMR Information Systems and Ingrid Safranek. (incorporated by reference to Exhibit 10.29 of the registrant's annual report on Form 10-K for the year ended December 31, 2009)

10.30

** Amendment No. 1, dated March 5, 2010, to that Stock Option Agreement, dated August 6, 2009, by and between MMR Information Systems, Inc., and Robert H. Lorsch. (incorporated by reference to Exhibit 10.30 of the registrant's annual report on Form 10-K for the year ended December 31, 2009)

10.31

+ Amended agreement dated June 18, 2010, with Dutchess Opportunity Fund of Boston to provide a $10 million standby equity line facility. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on June 18, 2010)

10.32		+ Non-Exclusive License Agreement dated December 21, 2010, by and between MMRGlobal, Inc. and Celgene Corporation
10.33		** Employment Agreement dated as of December 13, 2010, by and between the Company and Sunil K. Singhal
10.34		** Employment Agreement dated as of December 15, 2010, by and between the Company and Ingrid Safranek
10.35

Fifth Amended and Restated Secured Promissory Note dated April 29, 2011 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 26, 2011)

10.36		Guaranty dated April 29, 2011, made by the registrant in favor of The RHL Group, Inc. (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed on May 26, 2011)
10.37

+ Equipment Purchase Agreement, Effective as of July 11, 2011, by and between the Company and Eastman Kodak Company (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on August 15, 2011).

10.38

Settlement and Patent License Agreement, Effective as of December 9, 2011, by and between the Company and Surgery Center Management, LLC. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on January 17, 2012)

10.39		* ** Employment Agreement dated as of December 23, 2011, by and between the Company and Richard Lagani
10.40		* ** Employment Agreement dated as of January 1, 2012 by and among the registrant, MMR and Robert H. Lorsch.
10.41		* ** Employment Agreement dated as of January 1, 2012 by and among the registrant, MMR and Rafael ("Ralph") Salazar.
10.42		* ** Amended Employment Agreement dated as of January 1, 2012 by and among the registrant, MMR and Ingrid Safranek.
10.43		* ** 2011 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
16.1		Letter re: Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 of the registrant's current report on Form 8-K/A filed on January 5, 2010)
21.1		Schedule of Subsidiaries (incorporated by reference to Exhibit 21.1 of the registrant's current report on Form 8-K filed on February 2, 2009)
23.1		* Consent of Rose, Snyder & Jacobs, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included in the signature pages hereof)
31.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

	+	The Company has requested confidential treatment with respect to portions of this exhibit.
	*	Filed herewith.
	**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 29th day of March 2012.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Lorsch Robert H. Lorsch	Chairman, President and Chief Executive Officer	March 30, 2012

/s/ Ingrid G. Safranek Ingrid G. Safranek	Chief Financial Officer (principal financial and accounting officer)	March 30, 2012

/s/ Mike Finley.	Director	March 30, 2012
Mike Finley

/s/ Douglas H. Helm	Director	March 30, 2012
Douglas H. Helm

/s/ Bernard Stolar	Director	March 30, 2012
Bernard Stolar

/s/ Jack Zwissig	Director	March 30, 2012
Jack Zwissig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MMRGlobal, Inc.

We have audited the accompanying consolidated balance sheets of MMRGlobal, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMRGlobal, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended December 31, 2011 and 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

March 29, 2012

MMRGLOBAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$311,103	$363,689
Accounts receivable, less allowances of $80,000 in 2011 and $19,200 in 2010	312,196	436,740
Inventory	50,614	84,261
Prepaid expenses and other current assets	254,634	370,483
Total current assets	928,547	1,255,173

Long-term investments
Investment in equity securities, at cost	56,000	56,000
Total long-term investments	56,000	56,000

Property and equipment, net	27,683	42,931
Deposits	3,370	3,870
Intangible assets, net	1,212,661	870,433
Total assets	$2,228,261	$2,228,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party, net of discounts of $66,667 in 2011 and $133,333 in 2010	$1,435,056	$984,842
Related party payables	785,636	1,254,681
Compensation payable	109,287	11,979
Severance liability	620,613	620,613
Accounts payable and accrued expenses	3,111,316	2,610,521
Deferred revenue	21,551	123,228
Derivative liability	-	88,997
Convertible notes payable, net of discounts	974,893	605,887
Notes payable, current portion	325,343	325,343
Notes payable, related party	125,000	-
Capital leases payable, current portion	2,635	11,125
Total current liabilities	7,511,330	6,637,216

Notes payable, less current portion	-	-
Total liabilities	7,511,330	6,637,216

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 359,162,894 and 238,893,492 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	359,155	238,889
Additional paid-in capital	42,590,551	34,700,650
Accumulated deficit	(48,232,775)	(39,348,348)
Total stockholders' deficit	(5,283,069)	(4,408,809)
Total liabilities and stockholders' deficit	$2,228,261	$2,228,407

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2011	2010

Revenues
Subscriber	$312,430	$447,459
MMR Pro	463,097	225,413
License fees	500,000	250,000
Other revenues	144,121	50,116
Total revenues	1,419,648	972,988
Cost of revenues	609,212	663,372
Gross profit	810,436	309,616
General and administrative expenses	4,469,845	4,288,652
Sales and marketing expenses	2,419,925	2,677,427
Technology development	324,666	322,942
Loss from operations	(6,404,000)	(6,979,405)
Change in valuation of derivative liabilities	(36,745)	(5,862,568)
Interest and other finance charges, net	(2,443,682)	(5,058,079)
Net loss	$(8,884,427)	$(17,900,052)

Net loss per share:
Basic and diluted	$(0.03)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	288,853,993	214,265,303

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2009	-	$-	173,689,343	$173,689	$14,458,052	$(21,448,296)	$(6,816,555)

Warrant exercise by related parties	-	-	2,306,605	2,307	286,019	-	288,326
Convertible debt issuances and warrants exercises	-	-	36,452,502	36,448	7,415,596		7,452,044
Reclassification of derivative liabilities and creation of note discount	-	-	-	-	7,489,220	-	7,489,220
Shares issued for services or reduction to liabilities	-	-	13,057,078	13,057	1,577,787	-	1,590,844
Shares issued for investment			800,000	800	55,200		56,000
Shares issued for financing activities			9,241,854	9,242	584,283		593,525
Stock option exercises	-	-	2,277,197	2,277	259,707	-	261,984
Stock based compensation	-	-	-	-	1,698,142	-	1,698,142
Warrant exercises	-	-	1,068,913	1,069	137,082	-	138,151
Warrants issued for services	-	-	-	-	739,562	-	739,562
Net loss	-	-	-	-	-	(17,900,052)	(17,900,052)

Balance as of December 31, 2010	-	-	238,893,492	238,889	34,700,650	(39,348,348)	(4,408,809)

Shares issued for services or reduction to liabilities	-	-	21,026,180	21,026	1,274,933	-	1,295,959
Convertible debt conversions and warrants exercises	-	-	67,532,908	67,531	1,663,735	-	1,731,266
Shares issued for financing activities			21,997,363	21,997	932,295		954,292
Stock option exercises			1,791,951	1,791	171,842		173,633
Stock based compensation	-	-	-	-	1,224,440	-	1,224,440
Warrant exercises	-	-	7,921,000	7,921	353,833	-	361,754
Warrants issued for services	-	-	-	-	541,979	-	541,979
Reclassification of derivative liabilities and creation of note discount	-	-	-	-	1,726,844	-	1,726,844
Net loss	-	-	-	-	-	(8,884,427)	(8,884,427)

Balance as of December 31, 2011	-	$-	359,162,894	$359,155	$42,590,551	$(48,232,775)	$(5,283,069)

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Operating activities:
Net loss	$(8,884,427)	$(17,900,052)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	211,656	114,173
Allowance for doubtful accounts	60,800	19,200
Change in valuation of derivative liabilities	36,745	5,862,568
Warrants issued for services	541,979	739,562
Stock-based compensation	1,224,440	1,698,142
Common stock issued for services	506,827	1,590,844
Amortization of loan discount	2,214,908	4,411,752
Loan commitment fee amortization	28,053	-
Subtotal - Non-cash adjustments	4,825,408	14,436,241
Effect of changes in:
Accounts receivable	63,744	(426,538)
Inventory	33,647	(84,261)
Prepaid expenses and other current assets	115,848	241,654
Deposits	500	3,795
Accounts payable and accrued expenses	500,794	(368,701)
Related party payables	503,634	(238,702)
Compensation & severance payable	97,307	1,036
Deferred revenue	(101,677)	123,228
Subtotal - net change in operating assets & liabilities	1,213,797	(748,489)
Net cash used in operating activities	(2,845,222)	(4,212,300)

Investing activities:
Purchase of property and equipment	(7,779)	(25,776)
Filing of Biotech patents	(194,808)	(174,836)
Costs of continuing MMRPro and website development	(336,047)	(339,732)
Net cash used in investing activities	(538,634)	(540,344)

Financing activities:
Net proceeds from convertible notes	1,851,081	2,888,527
Net proceeds from warrant exercises	360,754	886,669
Proceeds from equity line of credit	954,292	593,525
Payments of capital lease	(8,490)	(7,661)
Repayments of line of credit, related party	-	5,523
Proceeds from stock option exercises	173,633	261,984
Net cash provided by financing activities	3,331,270	4,628,567
Net decrease in cash	(52,586)	(124,077)
Cash, beginning of period	363,689	487,766
Cash, end of period	$311,103	$363,689

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,493	$6,007
Cash paid for income taxes	$2,866	$20,987
Supplemental disclosure of non-cash investing and financing activities:
Payment of payables through issuance of notes payable	$24,387	$107,875
Capitalized loan commitment fees payable	$200,000	$-
Investment in MMX Holdings through issuance of common stock	$-	$56,000
Conversion of convertible notes payable into common stock	$1,731,266	$2,101,342
Reclassification of derivative liabilities and creation of note discount	$1,726,844	$7,378,559
Prepayment for services through issuance of common stock	$75,000	$137,000
Payment of accounts payable and related party payables through issuance of common stock	$1,295,959	$1,127,805

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal, Inc., through its wholly-owned operating subsidiary, MyMedicalRecords, Inc., provides secure and easy-to-use online Personal Health Records and MyEsafeDepositBox storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, and professional organizations and affinity groups. Our PHR, marketed both directly via our website at www.mymedicalrecords.com and as a private-label service, enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using an Internet-connected device. The MyMedicalRecords Personal Health Record is built on proprietary, patented and patent-pending technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMRPro, is an end-to-end electronic document management and imaging system designed to give physicians' offices, community hospitals and surgery centers an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in a timely manner through an integrated patient portal, MMRPatientView. The MMR Stimulus Program is offered with the MMRPro product offerings to help healthcare professionals recoup some or all of the cost of digital conversion of patient charts when they upgrade patients from the free MMRPatientView portal to a full-featured MyMedicalRecords PHR. MyMedicalRecords is an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey EMR solution for healthcare professionals. Through its merger with Favrille, Inc. in January 2009, the Company acquired intellectual property biotech assets that include anti-CD20 antibodies and data and samples from its FavId™/Specifid™ vaccine clinical trials for the treatment of B-cell Non-Hodgkin's lymphoma.

On January 27, 2009, Favrille, Inc., or Favrille, conducted a reverse merger with MyMedicalRecords, Inc. ("MMR"), which we refer to as the Merger. Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR was cancelled and the former stockholders of MMR received an aggregate of 79,812,116 shares of Favrille common stock. On February 9, 2009, MMR changed its corporate name to MMR Information Systems, Inc., or MMRIS after completion of the reverse merger with Favrille. Effective June 15, 2010, MMRIS changed its corporate name to MMRGlobal, Inc. upon stockholder approval at our annual stockholder meeting. The name change to MMRGlobal more accurately reflects our global business imprint. In addition, MMRGlobal assumed the obligations of MMR under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represents the right to receive an aggregate 12,787,080 shares of MMRGlobal common stock at the effective time of the Merger. In connection with the Merger, MMR became our wholly-owned subsidiary, with the former stockholders of MMR collectively owning shares of our common and preferred stock representing approximately 60.3% of the voting power of our outstanding capital stock.

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

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiaries MMR and MMR Life Sciences Group, Inc. We eliminated all intercompany transactions upon consolidation.

Basis of Presentation and Going Concern

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

GOING CONCERN

As of December 31, 2011, the Company's current liabilities exceeded its current assets by $6.58 million. Furthermore, during the years ended December 31, 2011, and 2010, the Company incurred losses of $8.88 million and $17.90 million, respectively.

At December 31, 2011 and December 31, 2010, the Company had $311,103 and $363,689, respectively, in cash and cash equivalents. Historically, the Company issued capital stock and received funds from The RHL Group, Inc. (a significant shareholder wholly-owned by the Company's Chairman and Chief Executive Officer) to operate its business. Although, the Company received additional funding from The RHL Group pursuant to the Third Amended and Restated Note dated April 29, 2009, it nevertheless will still be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which note payable had a balance of $1,574,312 at December 31, 2011. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2011 are as follows: $1,349,312, which is included in the line of credit, related party payable; $225,000, which is related to deferred salary and consulting expenses is included in related party payables; and $72,589, for various deferred amounts.

As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group (see Note 3). At December 31, 2011, there was approximately $1,176,000 available under The RHL Group line of credit. Furthermore, we already began and plan to continue to utilize portions of our standby equity line facility with Dutchess as needed. In addition, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base and sell MMRPro products to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $311,103 and $363,689 as of December 31, 2011, and 2010, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2011, and 2010, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

In determining the appropriate fair value of the warrant liability, we used Level 3 inputs for our valuation methodology. We applied the Black-Scholes model to value the warrant liability. See Note 11 for the inputs used in the Black-Scholes option valuation model.

	Fair Value	Fair Value Measurements at December 31,
	as of	Using Fair Value Hierarchy
Financial Instruments	December 31,	Level 1	Level 2	Level 3

Liabilities:
Warrant liability	$88,997	$-	$-	$88,997
Total at December 31, 2010	$88,997	$-	$-	$88,997

Warrant liability	$-	$-	$-	$-
Total at December 31, 2011	$-	$-	$-	$-

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

(f) INTANGIBLE ASSETS

Intangible assets are comprised of website and software development costs, domain names and patents. We account for website and software development costs in accordance with ASC 350-50, Website Development Costs, and ASC 985-20, Costs of Software to Be Sold, Leased or Marketed. Pursuant to ASC 350-50 and 985-20, we capitalize internally developed website and software costs when the website or software under development has reached technological feasibility. We amortize these costs, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website and software costs compared to the net realizable value. We then write off the amount by which the unamortized capitalized website costs exceed its net realizable value. During the years ended December 31, 2011 and 2010, there were no impairment charges recorded.

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

Patents: 20 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. We had no impairment charges during the years ended December 31, 2011 and 2010.

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

Our multiple-deliverable arrangements consist solely of our MMRPro product. Significant deliverables within these arrangements include sophisticated scanning equipment, various licenses to use third party software, a license to use our proprietary MMRPro application software, installation and training, dedicated telephone lines, secure online storage and warranties.

We determined all elements to be separate units of accounting as they have standalone value to the customers and/or they are sold by other vendors on a standalone basis. Delivery of the hardware and certain software elements of these arrangements occur at the inception of the agreement. We deliver installation and training at the inception of the agreement. We provide other software licenses, telephone lines and online secure storage over the three year term of the agreement. We include warranties in the arrangements, however the third party product manufacturer, and not us, is obligated to fulfill such warranties. The third-party warranty contracts are paid in advance and are not refundable.

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

(j) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the years ended December 31, 2011 and 2010 was $86,323 and $224,846, respectively.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the years ended December 31, 2011 and 2010 using the following assumptions.

Years Ended
	December 31, 2011	December 31, 2010

Expected life in years	0 - 5 Years	5 - 10 Years
Stock price volatility	144.34% - 148.34%	111.85% - 128.94%
Risk free interest rate	0.03% - 2.14%	2.38% - 3.87%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the years ended December 31, 2011 and 2010 because they were anti-dilutive due to our net loss position. Stock options and warrants excluded from the computation totaled 105,960,214 and 82,435,524 shares for the years ended December 31, 2011 and 2010 respectively.

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

(n) RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. The Company has adopted this standard on the Company's financial statements since January 1, 2010.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011.The Company has adopted this standard on the Company's financial statements since January 1, 2010.In January 2010, the FASB issued ASU No. 2010-6, "Improving Disclosures About Fair Value Measurements," that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU became effective during the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which becomes effective beginning the first quarter of 2011. The adoption of this standard didn't have a material impact on our financial statements.

3. RELATED PARTY NOTE PAYABLE

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

On April 29, 2011, we, The RHL Group and Robert H. Lorsch entered into a Fifth Amended and Restated Secured Promissory Note, or the Fifth Amended Note, and we agreed to guaranty MMR's obligations under the Fifth Amended Note (the "Guaranty"). The Fifth Amended Note amends and restates the April 29, 2010 Fourth Amended and Restated Secured Promissory Note Agreement. The Fifth Amended Note matures April 29, 2012, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fifth Amended Note remains at $3,000,000. In connection with the Fifth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") that was due and payable immediately. The RHL Group exercised warrants to purchase 1,600,000 shares of our common stock with an exercise price of $0.125 in consideration for the loan origination fee. In addition,

The RHL Group received a warrant to purchase up to 2,796,566 shares of our common stock at an exercise price of $0.51 per share. This warrant is fully vested and is exercisable either in cash or on a cashless basis at any time prior to the fourth anniversary of the warrant's issuance.

The RHL Group Note payable had a balance of $1,574,312 at December 31, 2011. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2011 are as follows: $1,349,312, which are included in the line of credit, related party; $225,000, which is related to deferred salary and consulting expenses is included in related party payables; and $72,589, in various deferred amounts . We recorded the loan origination fees mentioned above as a note discount and we are amortizing them over the Fourth Amended Note maturity period. As of December 31, 2011, the remaining unamortized origination fee was $66,667.

Total interest expense on this note for the years ended December 31, 2011 and 2010 amounted to $119,710 and $170,940 respectively. The unpaid interest balances as of December 31, 2011 and 2010 were $24,145 and $10,262, respectively.

In conjunction with the loan agreement noted above, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 in cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after December 31, 2011. As of December 31, 2011, we were in compliance with our financial covenants under the terms of the Fifth Amended Note.

Additional information regarding the Third Amended Note and the Restructuring Agreement is contained in our current report on Form 8- K filed with the SEC on, 2010.

Additional information regarding the Fourth Amended and Restated Note is contained in our current report on Form 10-Q filed with the SEC on May 17, 2010.

Additional information regarding the Fifth Amended and Restated Note is contained in our current report on Form 10-Q filed with the SEC on May 26, 2011.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	December 31,	December 31,
	2011	2010

Prepaid consulting fees from issuance of common stock	$198,029	$257,497
Prepaid insurance	23,994	36,752
Deferred financing costs (loan origination fees)	919	-
Prepaid trade shows	27,165	17,375
Prepaid other (Favrille)	4,527	58,859

Total prepaid expenses and other current assets	$254,634	$370,483

5. PROPERTY AND EQUIPMENT

Property and equipment, at December 31, 2011 and 2010 consisted of the following.

	December 31,	December 31,
	2011	2010

Furnitures and fixtures	$3,170	$3,170
Computers and related equipment	118,951	111,171

	122,121	114,341

Less: Accumulated depreciation and amortization	(94,438)	(71,410)

	$27,683	$42,931

Included in computers and related equipment at December 31, 2011 and 2010 are assets under capital leases of $28,565. Included in accumulated depreciation at December 31, 2011 and 2010 are $27,137 and $21,424, respectively, related to assets under capital leases. Depreciation expense related to assets under capital leases for the years ended December 2011 and 2010 amounted to $5,713.

6. INTANGIBLE ASSETS

Intangible assets as of December 31, 2011 and 2010 consisted of the following.

	Years Ended
	December 31,	December 31,
	2011	2010

Website development	$803,823	$766,188
MMR Pro website development	715,327	416,913
Patents	476,732	281,924
Domain name	86,375	86,375

	2,082,257	1,551,400

Less: accumulated amortization	(672,596)	(483,967)
Reserve for impairment	(197,000)	(197,000)

	$1,212,661	$870,433

Amortization expense for the years ended December 31, 2011 and 2010 amounted to $188,286 and $94,531, respectively. Estimated amortization expense for each of the next five succeeding years is expected to be as follows:

Year Ending December 31,
2012	$188,212
2013	180,345
2014	180,345
2015	174,355
2016	140,103
Total	$863,360

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
	December 31,	December 31,
	2011	2010

Legal and accounting fees	$2,199,317	$1,851,832
Accounts payable and accruals from Favrille Merger	315,791	315,791
Trade payables	326,284	317,550
Consulting services	158,106	61,618
Accrued vacation	72,855	46,185
Interest payable	38,963	17,545

Total accounts payable and accrued expenses	$3,111,316	$2,610,521

8. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended December 31,
	2011	2010

Federal statutory rate	-34.00%	-34.00%
State tax, net of federal benefit	-5.73%	-3.91%
Non-deductible items	0.58%	11.24%
Valuation allowance	39.15%	26.67%
Effective income tax rate	0.00%	0.00%

Significant components of deferred tax assets and (liabilities) are as follows:

	Years Ended December 31,
	2011	2010
Net operating loss carryforwards	$15,276,124	$12,119,206
Depreciation and amortization	(186,279)	(40,461)
Share based compensation	2,325,608	1,598,009
State tax and other	(1,223,509)	(962,546)
Deferred tax assets, net	16,191,944	12,714,208
Less: valuation allowance	(16,191,944)	(12,714,208)
	$-	$-

At December 31, 2011, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of $35,683,293 and $35,563,398, respectively. These carry forwards will begin to expire in the years ending December 31, 2026 and December 31, 2016, respectively. These net operating losses may be subject to various limitations on utilization based on ownership changes under Internal Revenue Code Section 382 as a result of the Merger, and the Company is in the process of evaluating the impact of this before any losses are used to offset future taxable income.

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

At December 31, 2011, based on available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. According, the Company has recorded a $16,191,944 valuation allowance, or 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2011.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. The Company incurred $0 of interest and penalties during the years ended December 31, 2011 and 2010.

The Company files income tax returns in the United States ("Federal") and California ("State") jurisdictions. The Company is subject to Federal and State income tax examinations by the tax authorities.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction Open Tax Years

Federal 2008 - 2011

California State 2007 - 2011

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

9. COMMITMENTS AND CONTIGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the year ended December 31, 2011 and 2010 was $116,142 and $90,670 respectively. Future minimum lease payments as of December 31, 2011, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2012	$110,916	$2,635
2013	73,944	-
	-	-
Total minimum lease payments	$184,860	$2,635

Guarantee provided by The RHL Group

Under the terms of an agreement with an investor who purchased $500,000 of MMR's Series B Preferred stock in 2006, we entered into an agreement to invest $250,000 in a joint venture with this investor to establish an entity to market and sell our services in the countries of Japan, China, Korea, Taiwan and Thailand. We have paid $100,000 to date of this amount which we have expensed during the year ended December 31, 2009 as we have terminated our relationship with this investor. To date, we have not formed a joint venture nor have we commenced operations. In September 2007, The RHL Group provided this investor with a guarantee that we would meet our obligations under this agreement in exchange for 300,000 shares of MMR's restricted common stock valued at the time at $39,000. As consideration for renewing the guarantee when it expired in September 2008, in January 2009, MMR issued The RHL Group 100,000 shares of MMR's common stock, which became 328,174 shares of our common stock upon the closing of the Merger, valued at approximately $5,000. On January 6, 2010, we entered into a settlement agreement with this investor to provide for full and final settlement of any and all claims pertaining to any license rights for MMR-Asia to market, sell and sublicense MMRGlobal and MMR products and services. As part of this settlement agreement, we granted 1,388,889 shares of our common stock to this investor in January 2010. The value of these shares amounted to $138,889, and we have recorded this expense in the accompanying consolidated statement of operations during the year ended December 31, 2010.

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

Concentrations

For the year ended December 31, 2011, our three largest customers (Celgene $500,000, E-mail Frequency $140,000, and Chartis $100,000) accounted for approximately 55% of our total revenue.

For the year ended December 31, 2010, our three largest customers (Celgene $250,000, Chartis $150,000 and DDS Coverdell $105,693) accounted for approximately 52% of our total revenue.

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

Employment Agreements

The Company has employment agreements with its Chairman, President and Chief Executive Officer, Robert H. Lorsch, its Vice President of Finance and Chief Financial Officer, Ingrid Safranek, and its Executive Vice President of Technology and Product Development, Sunil Singhal, Vice President Telecommunications & Carrier Relations, Rafael "Ralph" Salazar, and Executive Vice President, Richard Lagani. Under each employment agreement, the executive officers receive a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

On January 29, 2009 we entered into an employment agreement with our Chairman, President and Chief Executive Officer, Robert H. Lorsch, with an initial term ending on December 31, 2011, subject to successive automatic extension unless we or Mr. Lorsch elect not to extend. Under the terms of his agreement, Mr. Lorsch shall serve as both our President and Chief Executive Officer and President and Chief Executive Officer of our wholly-owned subsidiary, MMR. The agreement provides for a base salary of $15,000 per month, subject to an upward increase and with an annual bonus and stock option grants in such amounts, if any, as the Board of Directors may determine in its sole discretion. Mr. Lorsch receives a monthly auto allowance, reimbursement of certain life insurance premiums, and reimbursement for certain other insurance coverage, and is entitled to participate in benefits generally made to our senior executives.

On December 28, 2011, the Board of Directors agreed to renew Mr. Lorsch's employment agreement effective January 1, 2012 for an additional three year term ending on December 31, 2014. The employment agreement called for annual bonus and stock option grants as determined by the Board in its sole discretion. In negotiating the renewal, it was pointed out that such bonuses and grants had never been issued under the employment agreement. Therefore, the Board approved an annual bonus of $150,000 for each of the last three years payable under the following conditions: (a) in the event of a change of control; or (b) any portion of the bonus could be paid in any quarter in which the Company would achieve profitability excluding non-cash expenses after payment of such portion of the bonus; or (c) any portion of the bonus amount may be used to convert options or warrants at $0.125 per share or above. With regard to the obligation to award options, the Board agreed to visit that obligation after the resolution of numerous pending transactions that had kept the Company in a trading blackout period. Accordingly, on January 9, 2012, the Company, its subsidiary and Mr. Lorsch entered into an amendment to the Lorsch Employment Agreement (the "Renewal") with an effective date of January 1, 2012. The term of the Renewal expires on December 31, 2014, but may be extended automatically for successive additional one-year periods at the expiration of the then-current term unless written notice of non-extension is provided to Mr. Lorsch with at least 90 days prior notice to the expiration of such term. Mr. Lorsch's current annual base salary will remain unchanged under the Renewal with the understanding that, as in the past, portions of the payments could be deferred into future periods. Mr. Lorsch may terminate the agreement upon 30 days written notice without reason or for good reason (as defined in the agreements) if we fail to cure acts or omissions constituting good reason within 30 days. If Mr. Lorsch's employment is terminated by us for cause or voluntarily by Mr. Lorsch without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lorsch's employment is terminated by us without cause or voluntarily by Mr. Lorsch for good reason, Mr. Lorsch will be entitled to year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lorsch. In the event of his disability, Mr. Lorsch would be entitled to receive compensation equal to 60% of his base salary as then in effect. Mr. Lorsch's employment agreement includes provisions that prohibit Mr. Lorsch from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

We also have entered into a consulting agreement with The RHL Group, Inc., which is wholly-owned by Mr. Lorsch that provides for a monthly fee of $25,000 plus reimbursement of expenses including medical insurance. The RHL Group provides consulting, operational and technical services to the Company, which we refer to as the RHL Services. As part of the RHL Services, the RHL Group provides the Company with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of the RHL Group and other individuals which may hold value to the Company. The RHL Group also provides infrastructure support to the Company, including allowing the Company unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing the Company the use of its office support personnel, the RHL Group has also consented to allow the Company to utilize the full-time services of Mr. Lorsch as the Company's President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made its President, Kira Reed, available as the Company's spokesperson. Ms. Reed, who is Mr. Lorsch's spouse, also manages the Company's social networking activities.

We also had an employment agreement with our former Chief Financial Officer and Senior Vice President and former Executive Vice President of Technology and Product Development, Naj Allana, which was terminated on November 1, 2010 after Mr. Allana's resignation.

On January 26, 2010, we entered into an employment agreement with Ingrid Safranek as our Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement which was effective until June 15, 2010, which was extended until June 15, 2011. However, on December 10, 2010, the Board approved Ms. Safranek's employment agreement to be amended to extend the term for an additional term commencing on January 1, 2011. On December 28, 2011, the Board extended the current employment agreement for an additional two year term and approved an increase in her base salary with the understanding that, from time to time, it could be necessary to defer certain payments or benefits into future periods.

The current term of Ms. Safranek's employment agreement is effective until December 31, 2013 and will automatically renew for successive 12 month periods unless terminated at least 30 days prior to the end of the term. The employment agreement may be terminated by the Company without cause (as defined in the agreement) upon 90 days written notice or for cause if Ms. Safranek fails to cure the acts or omissions constituting cause within 30 days. If Ms. Safranek's employment is terminated by the Company for cause or voluntarily by Ms. Safranek without good reason, she will not be entitled to receive any severance payments or benefits under the employment agreement. If Ms. Safranek's employment is terminated by the Company without cause or voluntarily by Ms. Safranek for good reason, Ms. Safranek will be entitled to one year of salary at her then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Ms. Safranek. In the event of her disability, Ms. Safranek would be entitled to receive compensation equal to 60% of her base salary as then in effect. Ms. Safranek's employment agreement includes provisions that prohibit her from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

On December 13, 2010, we entered into an employment agreement with Sunil Singhal as our Executive Vice President of Technology and Development. Under the employment agreement, Mr. Singhal received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors.

The current term of Mr. Singhal's employment agreement is effective until December 13, 2012 and will automatically renew for successive 12 month periods unless terminated at least 60 days prior to the end of the term. The employment agreement may be terminated by the Company with cause (as defined in the agreement) upon 30 days written notice or for cause if Mr. Singhal fails to cure the acts or omissions constituting cause within 30 days. If Mr. Singhal's employment is terminated by the Company for cause or voluntarily by Mr. Singhal without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Singhal's employment is terminated by the Company without cause or voluntarily by Mr. Singhal for good reason, Mr. Singhal will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Singhal.

On June 15, 2010, we entered into an employment agreement with Rafael "Ralph" Salazar as our Vice President Telecommunications & Carrier Relations. Under the employment agreement, Mr. Salazar received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors. Mr. Salazar's employment agreement was effective until June 15, 2012. On December 28, 2011, the Board extended the current employment agreement for an additional two year term and approved an increase in his base salary with the understanding that, from time to time, it could be necessary to defer certain payments or benefits into future periods.

The current term of Mr. Salazar's employment agreement is effective until December 31, 2013 and will automatically renew for successive 12 month periods unless terminated at least 60 days prior to the end of the term. The employment agreement may be terminated by the Company without cause (as defined in the agreement) upon 30 days written notice or for cause if Mr. Salazar fails to cure the acts or omissions constituting cause within 30 days. If Mr. Salazar's employment is terminated by the Company for cause or voluntarily by Mr. Salazar without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Salazar's employment is terminated by the Company without cause or voluntarily by Mr. Salazar for good reason, Mr. Salazar will be entitled to three months of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Salazar.

On April 1, 2011, we entered into an employment agreement with Richard Lagani as our Executive Vice President. Under the employment agreement, Mr. Lagani received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreement and an annual bonus at the discretion of the board of directors. The current term of Mr. Lagani's employment agreement is effective until April 30, 2013 and will automatically renew for successive 12 month periods unless terminated at least 30 days prior to the end of the term. The employment agreement may be terminated by the Company without cause upon 30 days written notice or for cause (as defined in the agreement) immediately. If Mr. Lagani's employment is terminated by the Company for cause or voluntarily by Mr. Lagani without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lagani's employment is terminated by the Company without cause or voluntarily by Mr. Lagani for good reason, Mr. Lagani will be entitled to two months' severance (if during the first year of the agreement), four months' severance (if during the second year of the agreement) and six months' severance (after two years of service), including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lagani.

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

On January 26, 2012, we filed a complaint against certain a former officer of pre-merger Favrille, Inc., and other potential defendants that the Company believes may have committed wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of MMRGlobal. The RHL Group lawsuit was filed against Dan Gold, a former officer and director of Favrille, and other defendants for wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. The RHL Group case is currently pending in San Diego. MMR's board of directors has consented to having the same law firm represent both the RHL Group, Inc. and MMR Global, Inc.

At this time the potential recovery for damages is unknown, however we believe damages could be significant. There is no attorneys' fees provision, so if the lawsuit ends unfavorably, the only damages will be for attorneys' fees incurred by the Company for its representation. The matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome.

As part of a settlement with the RHL Group, Inc., in a prior lawsuit, Sanford-Burnham Medical Research Institute returned certain samples to MMR. During the course of inventorying those samples, MMR discovered Favrille master and working cell lines ("Cells") were stored, unbeknownst to MMR, at Charles River Laboratories, Inc. These Cells are relevant to various MMR patents and MMR contends that they are of significant value to the Company. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome.

Expression Systems, a vendor for Favrille prior to the reverse merger has attempted to assert ownership interest over the Cells. At this point no lawsuits have been filed by MMR against Expression Systems, but if a settlement is not reached, it may lead to litigation to determine the ownership of the Cells.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent Agreement ("Agreement) with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and inconsideration of a release agreement, SCM contracted to pay MyMedicalRecords, Inc. the sum of $30 million over time with a minimum of $5 million payable on December 23, 2011.

After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit for breach of contract. The contract contains an arbitration clause and the Company will be demanding arbitration for the $30 million allegedly due.

This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

On July 31, 2011, Ropers, Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, filed a civil complaint on behalf of MyMedicalRecords.com ("MMR-US") in the Superior Court For the State of California, County of Los Angeles. Named as defendants in that case are Taylor Armstrong, Russell Armstrong and a corporation known as NuWay Digital Systems. Among other things, the Complaint alleges that Taylor Armstrong and her husband Russell Armstrong breached a 2007 settlement agreement between themselves and MMR-US. The settlement agreement entitles MMR-US to liquidated damages of $1,000,000 for the first such breach and $250,000 for each ensuing breach. To date, three breaches have been alleged. Ropers continues to investigate and will amend the Complaint in the event that additional breaches are uncovered. The complaint has been served on Ms. Armstrong individually, and she has answered. The pre-trial discovery process has commenced. Trial is set in July 2012. The parties have engaged in an extensive mediation; however, it would be premature to conclude that the matter will be fully settled prior to trial.

MMR has recently asked Ropers to become counsel of record in a recently filed lawsuit that is pending in San Diego County, California against defendants Daniel Gold, Tamara Seymour and John Longenecker. In the complaint, MMR seeks damages for unauthorized removal and conversion of MMR computer assets as well as tissue and other samples that were wrongfully converted by the defendants. Damages may be as high as $5,000,000. Some of MMR's damage may be covered by first party insurance. MMR is in the process of serving the complaint on the defendants and making a claim to its insurance carrier. No trial date is set and discovery has yet to commence.

MMR is facing one claim from Sunil Singhal, a former employee. Mr. Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and on February 29, 2012 was given a 30-day notice of termination for cause as approved by the Board of Directors. He has (presumably) retained counsel and is making a claim for discrimination and bad faith termination of his position. MMR replied to Mr. Singhal's counsel in mid-March 2012 and has heard no response. No lawsuit has been filed. Defense of the claim has been tendered to MMR's carrier.

10. STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of December 31, 2011, and 2010, there were no shares of preferred stock issued and outstanding.

Common Stock

During the year ended December 31, 2008, MMR issued 4,713,940 shares of common stock (which became 15,469,969 shares of MMRIS, Pursuant to the Merger Agreement, MMRIS agreed to issue (or reserve for issuance) an aggregate 92,599,196 shares of MMRIS common stock to the stockholders of MMR and the holders of options and warrants to acquire MMR common stock at the time of the Merger. Immediately prior to the Merger on January 27, 2009, and including the conversion of 6,176,526 shares of MMR preferred stock into MMR common stock, the issuance of 100,000 shares of MMR common stock to The RHL Group for renewal of a guarantee (see Note 12), MMR had 24,320,100 shares of common stock issued and outstanding. At the effective time of the Merger, and in accordance with the terms of the Merger Agreement, these shares of outstanding MMR common stock automatically converted into 79,812,087 shares of MMRIS common stock. Immediately prior to the Merger, there were 41,254,550 shares of MMRIS common stock issued and outstanding. On July 10, 2009, the stockholders of the Company approved an increase to the authorized shares of common stock. As of December 31, 2011, we are authorized to issue 650,000,000 shares of common stock. On August 5, 2010, the Company filed a Form S-1 related to the offer and resale of up to 60,000,000 shares of our common stock, by the selling stockholder, Dutchess Opportunity Fund, II, LP, or Dutchess. Dutchess has agreed to purchase all 60,000,000 shares pursuant to the investment agreement dated September 15, 2009, as amended on May 7, 2010, or the Investment Agreement, between Dutchess and the Company, and an additional 230,800 shares were issued to Dutchess in partial consideration for the preparation of the documents for its investment. Subject to the terms and conditions of the Investment Agreement, the Company had the right to put up to $10 million in shares of our common stock to Dutchess. As of December 31, 2011 the amount available under the equity line facility was $8.5 million, however that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of December 31, 2011, the total shares of our common stock issued and outstanding amounted to 359,162,894.

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

11. EQUITY TRANSACTIONS

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

The plan expired on June 5, 2011 and no options were issued under that plan since that date. On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the one that just expired under the same general terms. The Company plans to file an S-8 to register the new plan which will be put out for shareholder approval in the next Annual Shareholder Meeting.

A summary of option activity for the years ended December 31, 2010 and 2011 is presented below. Options granted by MMR prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR to MMRIS shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2009	17,461,642	$0.12	4.00	$54,582
Granted	27,427,891	0.11
Exercised	(2,441,282)	0.11
Cancelled	(696,130)	0.10
Outstanding at December 31, 2010	41,752,121	$0.12	6.72	$30,071
Granted	3,550,000	0.08
Exercised	(12,250,628)	0.12
Cancelled	(1,791,951)	0.12
Outstanding at December 31, 2011	31,259,542	0.12	4.75	$1,498,793.82

Vested and expected to vest
at December 31, 2011	31,259,542	$0.12	4.75	$1,498,793.82

Exercisable at December 31, 2011	23,708,938	$-	0.17	$17,064,585

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

As of December 31, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was $1,498,794, which is expected to be recognized through December 31, 2013. Total stock option expenses recorded during the years ended December 31, 2011 and 2010 were $1,111,937 and $1,689,141, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

$0.05 - 0.09	3,700,000	9.12	$ 0.08	727,083	6.32	$ 0.08
0.1 - 0.15	34,052,944	5.97	0.11	20,311,275	4.52	0.12
> 0.15	3,020,579	6.38	0.19	2,670,580	6.43	0.19
	40,773,523			23,708,938

Warrants

On November 7, 2007, in conjunction with the registered direct offering of an aggregate of 7.4 million shares, the Company issued warrants to purchase up to 4.4 million shares of the Company's common stock at an exercise price of $2.77 per share. The warrants are exercisable as of the date of grant through November 7, 2012. The Company valued the warrants using a Black-Scholes pricing model. ASC 815-40 (formerly EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock") requires freestanding contracts that are settled in a Company's own stock, including common stock warrants to be designated as an equity instrument, asset or liability. A contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. ASC 815-40 (formerly SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities") was applied to determine that the liability is accounted for as a derivative. The valuation of these warrants amounted to $0 and $88,997 as of December 31, 2011 and 2010. The decrease in fair value of $88,997 is included in change in valuation of derivative liabilities in the accompanying consolidated statements of operations for the year ended December 31, 2011.

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

On January 4, 2011, we granted a warrant to purchase up to 180,000 shares of our common stock to a third-party as payment for services. This warrant has an exercise price of $0.10 per share, with a contractual life through January 4, 2016. From the vesting commencement date, this warrant vests in 6 monthly installments. This warrant had an aggregate value of $14,604, of which $14,604 were recorded as operating expenses during the year ended December 31, 2011.

On February 15, 2011, we granted a warrant to purchase up to 250,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.10 per share, with a contractual life through February 15, 2013. This warrant vests annually over two years and has an aggregate value of $13,464 of which $5,049 were recorded as operating expenses during the year ended December 31, 2011.

On March 3, 2011, we granted a warrant to purchase up to 500,000 shares of our common stock to a third-party. This warrant had an exercise price of $0.10 per share, with a contractual life through March 3, 2013. 35% of the right to purchase shares under the warrant vested after 30 days from the vesting commencement date. Additional 35% of the right to purchase shares under the warrant vested after 60 days from the vesting commencement date. The remaining 30% will vest after 90 days from the vesting commencement date. This warrant had an aggregate value of $22,821, which was recorded as operating expenses during the year ended December 31, 2011.

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

On May 20, 2011, the Company issued warrants to purchase an aggregate of 2,710,000 shares of common stock in connection to the issuance of Convertible Promissory Notes with five unrelated third-parties for a principal amount totaling $540,000. The term of the warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume- weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the investment date. The aggregated value of these warrants amounted to $39,668. On the date of investment, all the aforementioned parties converted their promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $39,668 discount was recorded as interest expense during the nine months ended December 31, 2011 with an offset to additional paid in capital.

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

On May 24, 2011, the Company granted 2,796,566 warrants to purchase shares of our common stock to The RHL Group in connection with the Fifth Amended Note (see Note 3). This warrant had an exercise price of $0.051 per share, with a contractual life through May 24, 2016. This warrant vested upon commencement and has an aggregate value of $105,442, which was recorded as interest expenses during the year ended December 31, 2011.

On May 26, 2011, we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.051 per share, with a contractual life through May 26, 2012. This warrant will vest upon the closing of a transaction between the Company and a third-party introduced to the Company by such third-party service provider and has an aggregate value of $20,907, which was recorded as interest expenses during the year ended December 31, 2011.

On June 1, 2011, we granted a warrant to purchase 75,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.06 per share, with a contractual life through June 1, 2012. This warrant vested at commencement and had an aggregate value of $1,048, which was recorded as operating expenses during the year ended December 31, 2011.

On June 1, 2011, we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant had an exercise price of $0.06 per share, with a contractual life through June 1, 2012. This warrant vested when certain conditions are met and had an aggregate value of $13,975, of which $8,268 was recorded as operating expenses during the year ended December 31, 2011.

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

On October 11, 2011, we granted a warrant to purchase 166,667 shares of our common stock to an unrelated third-party for legal services. This warrant has an exercise price of $0.06 per share, with a contractual life through October 11, 2016. This warrant vests annually over two years and has an aggregate value of $5,752, of which $735 was recorded as operating expenses during the year ended December 31, 2011.

On October 19, 2011, we granted a warrant to purchase 1,050,000 shares of our common stock to a Director. This warrant has an exercise price of $0.06 per share, with a contractual life through October 19, 2016. This warrant vests annually over three years and has an aggregate value of $26,561, of which $2,263 was recorded as operating expenses during the year ended December 31, 2011.

On October 17, 2011, the Company issued a warrant to purchase 876,000 shares of common stock in connection to the issuance of Convertible Promissory Notes with an unrelated third-party for a principal amount of $292,000. The exercise price was the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or (ii) $0.014. This warrant had a bifurcated value of $17,520. On the date of investment, the holder converted the promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $9,955 discount was recorded to interest expense during the year ended December 31, 2011 with an offset to additional paid in capital.

On November 11, 2011, we granted a warrant to purchase 625,000 shares of our common stock to a related-party. This warrant has an exercise price of $0.046 per share, with a contractual life through November 11, 2016. This warrant vests immediately and has an aggregate value of $17,893, which was recorded as operating expenses during the year ended December 31, 2011.

On November 16, 2011, the Company issued a warrant to purchase 60,000 shares of common stock in connection to the issuance of Convertible Promissory Notes with an unrelated third-party for a principal amount of $20,000. The exercise price was the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or (ii) $0.016. This warrant had a bifurcated value of $960. On the date of investment, the holder converted the promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $751 discount was recorded to interest expense during the year ended December 31, 2011 with an offset to additional paid in capital.

On November 16, 2011, we granted a warrant to purchase 500,000 shares of our common stock to an unrelated third-party for services. This warrant has an exercise price of $0.016 per share, with a contractual life through November 11, 2016. This warrant vests annually over two years and has an aggregate value of $14,748, of which $1,884 was recorded as operating expenses during the year ended December 31, 2011.

On November 30, 2011, we granted a warrant to purchase 100,000 shares of our common stock to an employee. This warrant has an exercise price of $0.06 per share, with a contractual life through November 30, 2016. This warrant vests immediately and has an aggregate value of $3,359, which was recorded as operating expenses during the year ended December 31, 2011.

On December 2, 2011, we granted a warrant to purchase 4,000,000 shares of our common stock to an unrelated third-party. This warrant has an exercise price of $0.08 per share, with a contractual life through December 2, 2013. This warrant vests immediately and has an aggregate value of $78,924, which was recorded as operating expenses during the year ended December 31, 2011.

On December 7, 2011, the Company issued a warrant to purchase 450,000 shares of common stock in connection to the issuance of Convertible Promissory Notes with an unrelated third-party for a principal amount of $150,000. The exercise price was the lesser of (i) the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, or (ii) $0.018. This warrant had a bifurcated value of $18,000. On the date of investment, the holder converted the promissory notes and exercised the attached warrants. As a result of the warrant exercise, the $7,414 discount was recorded to interest expense during the year ended December 31, 2011 with an offset to additional paid in capital.

On December 28, 2011, we granted a warrant to purchase 100,000 shares of our common stock to an unrelated third-party for services. This warrant has an exercise price of $0.08 per share, with a contractual life through December 28, 2016. This warrant vests immediately and has an aggregate value of $3,924, which was recorded as operating expenses during the year ended December 31, 2011.

A summary of the activity of the Company's warrants for the years ended December 31, 2011 is presented below.

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2009	34,613,844	$0.96
Granted	27,712,886	0.11
Exercised	(15,259,633)	0.08
Cancelled	(177,499)	3.37
Outstanding at December 31, 2010	46,889,598	0.35
Granted	29,462,381	0.06
Exercised	(7,071,000)	0.05
Cancelled	(4,094,288)	3.88
Outstanding at December 31, 2011	65,186,691	$0.31

The following summarizes the total warrants outstanding and exercisable as of December 31, 2011.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.05 - $0.25	58,320,435	2.50	$ 0.10	49,730,554	2.45	$ 0.10
$0.25 - $2.50	2,166,346	1.33	0.39	2,166,346	1.33	0.39
> $2.50	4,699,910	0.83	2.83	4,699,910	0.83	2.83
	65,186,691			56,596,810

Shares Issued for Services or Reduction to Liabilities

During the year ended December 31, 2011, we issued 21,026,180 shares of common stock with a value of $1,295,959 to non-employees and charged to the appropriate accounts for the following reasons:

	Year Ended December 31, 2011
Purpose	Shares	Value

Services Provided	2,792,858	$160,640
Reduction of payables	17,483,322	1,060,319
Capital contribution fund	-	-
Prepaids and other assets	750,000	75,000

Totals	21,026,180	$1,295,959

The 21,026,180 shares were not contractually restricted, however as they were unregistered they were restricted from sale until the requirements of Rule 144 under the Securities Act, as amended, permit such sale. All such shares were issued at the trading closing price on the date of issuance and such value was calculated therefrom.

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

During the year ended December 31, 2011 and 2010, the Company issued 21,026,180 and 13,057,078, respectively, shares of common stock in consideration for goods and services from both employees and non-employees valued at $1,295,959 and $1,590,844, respectively.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for past services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. No shares were issued under the Stock Bonus Program during the years ended December 31, 2011 or 2010.

Derivative Liabilities

On July 16, 2009, we entered into a 12% Convertible Promissory Note with an unrelated third-party for a principal amount totaling $30,000. Subsequently, we entered into identical 12% Convertible Promissory Notes with four other unrelated third-parties for an additional $530,000, each at the same terms as described above under "Warrants." In addition, we granted a total of 3,110,000 warrants to purchase shares of our common stock in connection with these convertible notes at an exercise price equal to the lesser of (i) the product of 50% multiplied by the arithmetic VWAP of the common stock for the 10 consecutive trading days ending on the day that is 3 Trading Days prior to the applicable exercise date or (ii) $0.15. At the time, this resulted in the possibility that we may not have had enough authorized shares to settle these obligations using common stock. Instead, there was the possibility, although remote, that we may have needed to settle one or more of these contracts with cash. Consequently certain non-employee options and warrants were accounted for as derivative liabilities as of July 16, 2009 in accordance with the provisions of ASC 815- 40.

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

On July 19, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $168,442 which included a 7% closing discount in the amount of $11,020. This Note replaced and terminated a portion of a promissory note originally issued to a related third-party on September 21, 2010 for $150,000 plus accrued interest of $7,422. The Restated Note is convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of September 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with September 30, 2011 being the 10th day. In addition, the Note was treated as derivative due to the variable nature of the conversion price for the period from July 19, 2011 through September 30, 2011. The derivative liability related to this conversion feature was calculated at $108,481. On August 12, 2011, $50,000 or 30% of the note was converted into common stock; the Company valued the contract again using the Black-Scholes option valuation model and recorded the difference between the value at July 19, 2011 of $108,481 and the value at August 12, 2011 of $115,167, as a loss on change in value of derivatives of $6,686. The Company also relieved $34,186 or 30% of the derivative value upon the 30% of the note conversion. On September 30, 2011, the Company re- valued the derivative with the assumptions used and calculated an increase in value of the derivative of $17,210. Per the contract, the note conversion price became fixed at September 30, 2011; therefore, the Company reclassified the entire remaining derivative value of $98,192 to equity on September 30, 2011. There is no derivative liability at December 31, 2011.

We did not designate any of the derivatives liabilities as hedging instruments.

The following is a reconciliation of the derivative liability:

Value at December 31, 2009	$1,715,650
Change in value of derivative liability	5,862,568
Establishment of derivative liability for non-employee options and warrants granted in 2010	3,650,334
Reclassification back to equity for non-employee options and warrants on conversion of convertible notes	(11,139,555)
Value at December 31, 2010	88,997
Change in value of derivative liability	(36,745)
Establishment of derivative liability for change in value of derivative liability	255,538
Reclassification back to equity	(307,790)
Value at December 31, 2011	$-

The inputs used for the Black-Scholes option valuation model were as follows:

Years Ended
	December 31, 2011	December 31, 2010

Expected life in years	0 - 5 Years	5 - 10 Years
Stock price volatility	144.34% - 148.34%	111.85% - 128.94%
Risk free interest rate	0.03% - 2.14%	2.38% - 3.87%
Expected dividends	None	None
Forfeiture rate	0%	0%

12. NOTES PAYABLE

The Notes payable consisted of the following:

	December 31,	December 31,
	2011	2010

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

	325,343	325,343
Less: current portion	325,343	325,343
Notes payable, less current portion	$-	$-

On March 16, 2010, we converted the $125,000 principal and unpaid interest on the PM Creative Corporation Promissory Note into a 12% Convertible Promissory Note. See Note 13.

13. CONVERTIBLE PROMISSORY NOTES

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

Additionally, as a result of the above, all outstanding options and warrants issued to non-employees, including the warrants issued in connection with the Notes, were also derivatives as they too could require net settlement in the absence of adequate authorized shares. See Note 11 Derivative Liabilities. As of May 5, 2010, all the Notes had been converted and the possibility of net settlement was no longer existent.

The fair value of the conversion feature of the Notes and related warrants was derived using the Black-Scholes option valuation model, resulting in an aggregate fair value of $3,560,564. For seventeen of the Notes issued during the six months ended June 30, 2010, the fair value of the conversion feature of the Notes and related warrants exceeded the face value of the Notes by $1,554,380 and such amount was recorded as interest expense. The fair value of the conversion feature of the Notes and related warrants, net of the deferred financing cost, was deducted from the Notes, resulting in an initial value ascribed to the Notes of $1,968. The initial value of the Notes is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense.

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

In the second half of 2010, we entered into Convertible Promissory Notes (the "Notes") with two related parties and three unrelated third-parties for a principal amount totaling $988,250. Under the terms of the agreements, principal amounts owed under the Notes become due and payable six months from the investment date provided that, upon ten (10) days' prior written notice to the Holder, we may, in our sole discretion, extend the maturity date for an additional six months. Some of the Notes bear an interest rate of 6%, 8% and others bear an interest rate of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company.

The Notes issued in the second half of 2010 for a principal amount totaling $988,250 are convertible at the option of the holders into common stock at a fixed conversion price ("Fixed Conversion Price") of seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, subject to anti-dilution and other customary adjustments

In connection with the Notes, the Company also issued warrants to purchase an aggregate of 5,803,000 shares of common stock. The term of the warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable grant date, subject to anti-dilution and other customary adjustments.

We derived the fair value of the warrants issued with Notes in the second half of 2010 using the Black-Scholes option valuation model, resulting in a fair value of $286,236. The $988,250 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $630,334 to paid-in capital. We deducted the fair value of the warrants and intrinsic value of the conversion feature from the Notes, resulting in an initial value ascribed to the Notes of $71,681. The initial value of the Notes is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense due to the beneficial nature of the conversion feature.

During 2011, we entered into Convertible Promissory Notes ("Notes") with accredited investors for an aggregate amount of $1,800,858. Each of the notes carry an annual interest rate of 6%, 8% or 12%, and are convertible at the option of the Purchaser into a number of shares of our common stock equal to a discounted variable weighted average calculated as of the date of subscription. As of December 31, 2011, $974,893, net of discounts of $7,306, remained outstanding and the individuals had not chosen to convert their Note balances into shares of our common stock.

On various date between April 15, 2011 and December 7, 2011, we entered into Convertible Promissory Notes (the "Notes") with one related party and twelve unrelated third-parties for principal amounts totaling $1,800,858. Under the terms of the agreements, principal amounts owed under the Notes become due and payable six months from the investment date provided that, upon ten (10) days' prior written notice to the Holder, we may, in our sole discretion, extend the maturity date for an additional six months. Some of the Notes bear an interest rate of 6%, 8% and others bear an interest rate of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company.

The Notes issued during 2011 for principal amounts totaling $1,800,858 are convertible at the option of the holders into common stock at a fixed conversion price ("Fixed Conversion Price") of eighty percent (80%) or seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, subject to anti-dilution and other customary adjustments

In connection with the Notes, the Company also issued warrants to purchase an aggregate of 8,219,148 shares of common stock. The term of the warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable grant date, subject to anti-dilution and other customary adjustments.

We derived the fair value of the warrants issued with Notes during 2011 using the Black-Scholes option valuation model, resulting in a fair value of $385,455. The $1,800,858 note proceeds were allocated to the relative fair values of the note without the warrants and of the warrants themselves on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $1,454,287 to paid-in capital. The initial value ascribed to the Notes of $232,249 is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Notes is recognized as interest expense due to the beneficial nature of the conversion feature. The total interest expense attributed to all Notes and related warrants for the years ended December 31, 2011 and 2010 was $2,030,409 and $4,873,269, respectively.

14. RESTRUCTURING ACTIVITIES

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

As of December 31, 2011, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the years ended December 31, 2011 or 2010 on these severance liabilities.

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

15. RELATED PARTY TRANSACTIONS

Our President, Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and owns all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly, and indirectly through The RHL Group, Inc., beneficially owns approximately 31.8% our total outstanding voting stock. The RHL Group, Inc. has loaned money to MMR pursuant to a secured note. See Note 3 - Related Party Note Payable above.

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

In consideration for the above, The RHL Group, Inc. has a consulting arrangement with MMR. A copy of the consulting agreement is filed as an Exhibit in our current report on Form 8-K filed with the SEC on May 4, 2009 and is hereby incorporated by reference.

We incurred $50,000 each year during the years ended December 31, 2011 and 2010, toward marketing consulting services from Bernard Stolar, a director. We included $122,695 and $54,359 in related party payables as of December 31, 2011, and 2010, respectively, in connection with these services.

We also incurred $37,500 and $50,000 during the years ended December 31, 2011 and 2010, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of December 31, 2011 and 2010 of $8,667 and $31,075, respectively, in connection with these services. Additionally, on January 21, 2010, we granted to Mr. Barreto 50,000 shares of common stock, valued at $5,500 in consideration for sales and marketing services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. On May 4, 2010, we granted to Latino Coalition 92,593 shares of common stock, valued at $24,908 in consideration for marketing services. We did not pay any amounts to the Latino Coalition in both 2011 and 2010. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

MMR also had a consulting agreement, as amended, with The Rebensdorf Group, Inc., or TRGI, whose owner and Chief Executive Officer is our former director George Rebensdorf. Pursuant to the agreement, TRGI provided financial advisory services and assisted in negotiations in connection with our efforts to raise funds through private placement transactions. In addition to the initial retainer fee of $30,000 we paid upon execution of the original letter agreement, we agreed to pay TRGI (a) a $4,167 monthly retainer (commencing May 1, 2009), (b) for transactions with parties introduced by TRGI, a success fee equal to 8% of the value (payable 4% in cash, 4% in warrants), (c) for material assistance in closing transactions with parties not introduced by TRGI, an advisory fee equal to 2% of the value (payable in cash), and (d) an annual grant of 100,000 options, vesting monthly over two-years from the grant date, with an exercise price equal to fair market value on the grant date. Payment of the monthly retainer may be deferred, in which case it would be payable to TRGI pro rata upon payment of any other deferred management or consulting fees. The letter agreement, as amended, was terminated effective July 31, 2011.

We also incurred $25,000 and $178,552 during the years ended December 31, 2011 and 2010, respectively, for finder's fees and consulting services from George Rebensdorf of The Rebensdorf Group and a former director. We included in related party payables as of December 31, 2011 and 2010 of $0 and $40,703, respectively, in connection with these services. Any Agreement for these services has been terminated.

We also have an agreement with our current director Jack Zwissig to provide individual executive coaching services to our management team on an as needed basis. Mr. Zwissig receives compensation in the form of stock as determined by our Board of Directors commensurate with the services performed. The agreement with Mr. Zwissig is on a month-to-month basis and continues until terminated by either party.

We also incurred $6,983 and $0 during the years ended December 31, 2011 and 2010, respectively, for consulting services from Jack Zwissig, a director. We included in related party payables as of December 31, 2011 and 2010 of $41,885 and $30,950, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2011 and 2010, the total expenses relating to this stockholder amounted to $476,112 and $291,027, respectively. In addition, we capitalized $282,960 of software development costs for the year ended December 31, 2011. As of December 31, 2011 and 2010, the total amounts due to the stockholder and included in related party payables amounted to $306,312 and $784,278, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the year ended December 31, 2010 was $50,000. In addition, we incurred a total of $76,181 during the year ended December 31, 2010, toward business development services from E-Mail Frequency and Mr. Loftus. We did not incur any such expenses during the same periods in 2009. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems and during the second quarter of 2010, Mr. Loftus purchased four MMRPro systems. We recognized revenues of $63,655 for the year ended December 31, 2010 from this sale. We included in related party payables at December 31, 2010, and 2009 of $19,103 and $50,577, respectively, in respect to these services. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock. On April 15, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $156,436 and warrants to purchase our common stock. On July 19, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 15, 2009 to provide licensor a non-exclusive right to target, market and exploit the Employee Benefits market.

16. SUBSEQUENT EVENTS

Following are the subsequent events the Company has evaluated through March 28, 2012:

Pursuant to the terms of his Employment Agreement On February 29, 2011 our Board of Directors passed a resolution to terminate our Executive Vice President of Technology and Development. Per the terms of the agreement, Mr. Singhal has 30 days to cure any breach. If not cured, his employment agreement will be terminated effective March 30, 2012.

On March 5, 2012 we entered into a Line of Credit agreement with Granite State Capital, LLC. ("Granite"), whereby Granite agreed to extend an interim bridge credit line of $235,000 plus interest and other consideration while in the process of negotiating a credit facility to replace the Company's existing equity line with Dutchess. In connection with this agreement, Robert Lorsch agreed to personally guarantee the note. In return for the guarantee, the Board approved a grant of warrants and shares consistent with prior guarantees. As of this date the warrants and shares have not been issued.

On March 28, 2012 the Company granted each of the four Board of Directors members as well as the Company's Chief Executive Officer and Chief Financial Officer in consideration for services and performance during 2011 and the first quarter of 2012 an option to purchase 1,250,000 shares of Common Stock at a price of $0.06 per share. No other options has been granted in nearly two years because the Company has been in an extended lock up due to various ongoing transactions regarding a potential sale of the Company throughout 2011 and 2012. Although the underlying transaction Agreements have not been cancelled the Board believes the price is reasonable given the status of the transaction. The options vest annually over two years and expire ten years from the date of issuance.