Form 10-K/A
period 2011-12-31
MMRGlobal, Inc.
filed 2012-04-06
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this "Amendment") to the MMR Global, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the "Form 10-K"), is solely to include the disclosures required by Items 9A and 9B of Form 10-K, which were inadvertently omitted due to a formatting error.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(b) and 13a-15(e) promulgated under the Securities Exchange Act of 1934), as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated the Securities Exchange Act of 1934). The Company's internal control over financial reporting process is designed to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that accurately and fairly reflect, in reasonable detail, our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Controls over Financial reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2011.

ITEM 9B. OTHER INFORMATION

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 6th day of April 2012.

MMRGLOBAL, INC.

By: /s/ Robert H. Lorsch
Name: Robert H. Lorsch
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Lorsch Robert H. Lorsch	Chairman, President and Chief Executive Officer	April 6, 2012

/s/ Ingrid G. Safranek Ingrid G. Safranek	Chief Financial Officer (principal financial and accounting officer)	April 6, 2012

*	Director	April 6, 2012
Mike Finley

*	Director	April 6, 2012
Douglas H. Helm

*	Director	April 6, 2012
Bernard Stolar

*	Director	April 6, 2012
Jack Zwissig

* By:	/s/ Robert H. Lorsch
Robert H. Lorsch
As Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT INDEX

The exhibits filed with this Amendment are as follows:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.