Form 10-Q
period 2012-03-31
MMRGlobal, Inc.
filed 2012-05-15
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 23, 2012, the issuer had 374,009,083 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$74,461	$311,103
Accounts receivable, less allowances of $80,000 in 2012 and $80,000 in 2011	197,508	312,196
Inventory	50,614	50,614
Prepaid expenses and other current assets	198,390	254,634
Total current assets	520,973	928,547

Long-term investments
Investment in equity securities, at cost	56,000	56,000
Total long-term investments	56,000	56,000

Property and equipment, net	23,682	27,683
Deposits	3,370	3,370
Intangible assets, net	1,303,594	1,212,661
Total assets	$1,907,619	$2,228,261

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party, net of discounts of $16,667 in 2012 and $66,667 in 2011	$1,095,395	$1,435,056
Related party payables	1,435,369	785,636
Compensation payable	132,993	109,287
Severance liability	620,613	620,613
Accounts payable and accrued expenses	3,223,981	3,111,316
Deferred revenue	18,422	21,551
Convertible notes payable, net of discounts of $0 in 2012 and $7,306 in 2011	872,708	974,893
Notes payable, current portion	560,343	325,343
Notes payable, related party	-	125,000
Capital leases payable, current portion	2,635	2,635
Total current liabilities	7,962,459	7,511,330

Notes payable, less current portion	-	-
Total liabilities	7,962,459	7,511,330

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 374,096,882 and 359,162,894 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	374,090	359,155
Additional paid-in capital	43,388,048	42,590,551
Accumulated deficit	(49,816,978)	(48,232,775)
Total stockholders' deficit	(6,054,840)	(5,283,069)
Total liabilities and stockholders' deficit	$1,907,619	$2,228,261

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues
Subscriber	$44,846	$61,659
MMR Pro	21,580	10,322
License fees	100,000	500,000
Other revenues	6,372	-
Total revenues	172,798	571,981
Cost of revenues	174,849	159,433
Gross profit (loss)	(2,051)	412,548
General and administrative expenses	933,766	1,007,861
Sales and marketing expenses	452,644	588,996
Technology development	69,977	84,814
Loss from operations	(1,458,438)	(1,269,123)
Interest and other finance charges, net	(125,763)	(461,269)
Net loss	$(1,584,201)	$(1,730,392)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	366,241,123	241,541,304

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,584,201)	$(1,730,392)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	60,312	48,876
Warrants issued for services	-	48,275
Stock-based compensation	194,450	416,795
Common stock issued for services	53,499	85,752
Amortization of loan discount	73,798	305,862
Loan commitment fee amortization	918	-
Subtotal - Non-cash adjustments	382,977	905,560
Effect of changes in:
Accounts receivable	114,688	168,771
Prepaid expenses and other current assets	56,244	50,784
Deposits	-	500
Accounts payable and accrued expenses	112,665	4,411
Related party payables	260,072	243,677
Compensation & severance payable	23,706	24,318
Deferred revenue	(3,129)	(25,233)
Subtotal - net change in operating assets & liabilities	564,246	467,228
Net cash used in operating activities	(636,978)	(357,604)

Investing activities:
Purchase of property and equipment	(555)	(4,539)
Filing of patents (including Biotech)	(94,695)	(39,920)
Costs of continuing MMRPro and website development	(51,993)	(73,032)
Net cash used in investing activities	(147,243)	(117,491)

Financing activities:
Net proceeds from convertible notes	36,995	-
Net proceeds from warrant exercises	50,458	30,000
Proceeds from equity line of credit	350,126	240,982
Proceeds from note payable	235,000	-
Payment of related party note payable	(125,000)	-
Payments of capital lease	-	(2,041)
Net cash provided by financing activities	547,579	268,941
Net decrease in cash	(236,642)	(206,154)
Cash, beginning of period	311,103	363,689
Cash, end of period	$74,461	$157,535

Supplemental disclosures of cash flow information:
Cash paid for interest	$368	$10,172
Cash paid for income taxes	$4,844	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stocks	$147,561	$-
Reclassification of derivative liabilities and creation of note discounts	$16,492	$-
Payment of accounts payable and related party payables through issuance of common stock	$53,499	$68,992

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal Inc. (referred to herein, unless otherwise indicated, as "MMR", "MMRIS," the "Company," "we," "us," and "our") was originally incorporated as Favrille, Inc. ("Favrille") in Delaware in 2000, and since its inception and before the Merger (as defined below), operated under a different management team as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. In May 2008, our Favrille ongoing Phase 3 registration trial for our lead product candidate failed to show a statistically significant improvement in the treatment of patients with follicular B-cell non-Hodgkin's lymphoma, and accordingly, we determined to sell all of our equipment related to manufacturing of this product, as well as other personal property in an auction. On September 9, 2008, this auction was consummated and we received $3.2 million in net proceeds from the sale of the assets. With the disposition of all of our equipment and other personal property, we ceased to engage in any operations and became a "shell company" as such term is defined in Rule 12b-2 of the Exchange Act.

On January 27, 2009, Favrille conducted a reverse merger with what is now our wholly-owned operating subsidiary, MyMedicalRecords, Inc. ("MMR"). We refer to this transaction as the "Merger". Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR was cancelled and the former stockholders of MMR received an aggregate of 79,812,116 shares of Favrille common stock. On February 9, 2009, following the completion of the Merger, we changed our corporate name to MMR Information Systems, Inc. ("MMRIS"). In addition, we assumed the obligations of MMR under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represented the right to receive an aggregate of 12,787,080 shares of our common stock at the effective time of the Merger. In connection with the Merger, MMR became our wholly-owned subsidiary, with the former stockholders of MMR collectively owning shares of our common and preferred stock representing approximately 60.3% of the voting power of our outstanding capital stock. Effective June 15, 2010, we changed our corporate name to MMRGlobal, Inc., which we believe more accurately reflects our global imprint.

MMRGlobal, through its wholly-owned operating subsidiary MMR provides secure and easy-to-use online Personal Health Records and MyEsafeDepositBox storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, and professional organizations and affinity groups. Our PHR, marketed both directly via our website at www.mymedicalrecords.com and as a private-label service, enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using an Internet- connected device. The MyMedicalRecords Personal Health Record is built on proprietary, patented and patent-pending technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMRPro, is an end-to-end electronic document management and imaging system designed to give physicians' offices, community hospitals and surgery centers an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in a timely manner through an integrated patient portal, MMRPatientView. The MMR Stimulus Program is offered with the MMRPro product offerings to help healthcare professionals recoup some or all of the cost of digital conversion of patient charts when they upgrade patients from the free MMRPatientView portal to a full-featured MyMedicalRecords PHR. MMR is an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey EMR solution for healthcare professionals. In addition, in January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property that include anti-CD20 antibodies and data and samples from its FavId™/Specifid™ vaccine clinical trials for the treatment of B-cell Non-Hodgkin's lymphoma.

On March 8, 2011 we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including the company's anti-CD 20 antibodies and related FavID™ vaccine technologies acquired by MyMedicalRecords, Inc. through the merger with Favrille. As of this date the assets have not been transferred to the subsidiary but we are in the process of doing so.

MMRGlobal was incorporated in Delaware in 2000, MMR was incorporated in Delaware in 2005, and both are headquartered in Los Angeles, CA.

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiaries MMR and MMR Life Sciences Group, Inc. We eliminated all intercompany transactions upon consolidation.

Basis of Presentation

We have prepared MMRGlobal's accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Management's Plan

As of March 31, 2012, our current liabilities exceeded our current assets by $7.44 million. Furthermore, during the three months ended March 31, 2012, we incurred losses of $1.58 million.

At March 31, 2012 and December 31, 2011, we had $74,461 and $311,103, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer) to operate our business. Although we received additional funding from The RHL Group pursuant to the Fifth Amended and Restated Note dated April 29, 2011, we will still be required to obtain additional financing in order to meet installment payment obligations resulting from settlement payments with various creditors, which we refer to as the Creditor Plan and the previously existing obligations under the subordinated secured indebtedness to The RHL Group, which had a balance of $1,648,472 at March 31, 2012. As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2012 are as follows: $1,119,207, which are included in the line of credit, related party; and $279,265, which is related to deferred salary and other expenses and $250,000, which is related to consulting fees, are included in related party payables. We recorded the loan origination fees mentioned above as a note discount and we are amortizing them over the Fourth Amended Note maturity period. As of March 31, 2012, the remaining unamortized origination fee was $16,667.

Management's plan regarding this matter is to continue to utilize its available line of credit with The RHL Group (see Note 3). At March 31, 2012, there was approximately $866,500 available under The RHL Group line of credit. We also plan to continue to utilize portions of our standby equity line facility with Dutchess as needed. Furthermore, on April 16, 2012, we signed a Continuous Investment Agreement ("CIA") with Granite State Capital LLC ("Granite") whereby Granite agreed to purchase up to 100 million shares of our common stock and provide us with up to $15 million based on the terms of the CIA as filed with the Securities and Exchange Commission ("SEC") as Exhibit 10-1 on our Current Report on Form 8-K on April 16, 2012. On May 8, 2012, we filed a registration statement with the SEC to register the 100 million shares of common stock related to the CIAwhich has not yet been declared effective. In addition, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through the issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base and sell MMRPro products to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

If we are unable to utilize our available line of credit with The RHL Group, or our equity line of credit with Dutchess, or draw on our CIA with Granite, or obtain suitable alternative debt or equity financing, or increase sales of our products, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $74,461 and $311,103 as of March 31, 2012 and December 31, 2011, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2012 and December 31, 2011, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

In determining the appropriate fair value of warrant liabilities, we used Level 3 inputs for our valuation methodology. We applied the Black-Scholes model to value such warrant liabilities. See Note 7 for the inputs used in the Black-Scholes option valuation model.

(e) PROPERTY AND EQUIPMENT

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

(f) INTANGIBLE ASSETS

Intangible assets are comprised of website and software development costs, domain names and patents. We account for website and software development costs in accordance with ASC 350-50, Website Development Costs, and ASC 985-20, Costs of Software to Be Sold, Leased or Marketed. Pursuant to ASC 350-50 and 985-20, we capitalize internally developed website and software costs when the website or software under development has reached technological feasibility. We amortize these costs, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website and software costs compared to the net realizable value. We then write off the amount by which the unamortized capitalized website costs exceed its net realizable value. During the three months ended March 31, 2012 and 2011, there were no impairment charges recorded.

We account for domain names and patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. We capitalize patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. We are in the process of evaluating our patents' estimated useful lives and will begin amortizing the patents when they are brought to the market or otherwise commercialized. We amortize identifiable intangible assets over their estimated useful lives as follows:

Website and Software Development Costs: 5 Years

Domain Names: 5 Years

Patents: 20 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment, and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. We had no impairment charges during the three months ended March 31, 2012 and 2011.

(h) REVENUE RECOGNITION

We generate our revenues from services, which are comprised of providing electronic access to consumer medical records and other vital documents, and from the licensing of our intellectual property and services. We recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and we are reasonably assured of collectability of the resulting receivable.

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

We grant exclusive licenses for the sale and marketing of our services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there are usually certain minimum guarantees. We defer the recognition of license fee revenues received in advance from international licensees for the grant of the license and recognized them over the period covered by the agreement. We defer the recognition of minimum guaranteed royalty payments received in advance and recognize them over the period to which the royalty relates. We include all such revenues under "License Fees." In those cases where a license agreement contains multiple deliverables, we account for the agreement in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.

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

Revenue from the licensing of our biotech assets may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event, and future royalties or lump-sum payments on sales of related products. For agreements that provide for milestone payments, such as our agreement with Celgene, we adopted ASC 605-28-25, Revenue Recognition, Milestone Method.

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

(j) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the three months ended March 31, 2012 and March 31, 2011 amounted to $0 and $27,468, respectively.

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

We account for options and warrants issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. We treat options and warrants issued to non-employees the same as those issued to employees with the exception of determination of the measurement date. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Options and warrants granted to consultants are valued at their respective measurement dates, and recognized as an expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, we will revalue the associated options and warrants and recognize additional expense based on their then current values.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the three months ended March 31, 2012 and 2011 using the following assumptions.

	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	5 - 10 Years
Stock price volatility	144.34% - 148.34%	147.89%
Risk free interest rate	0.35% - 0.35%	3.36%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the three months ended March 31, 2012 and 2011 because they were anti-dilutive due to our net loss position. Stock options and warrants excluded from the computation totaled 107,834,242 shares for the three months ended March 31, 2012 and 86,487,431 shares for the three months ended March 31, 2011.

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

NOTE 3 - RELATED PARTY NOTE PAYABLE

On April 29, 2011, we, The RHL Group and Robert H. Lorsch entered into a Fifth Amended and Restated Secured Promissory Note, or the Fifth Amended Note, and we agreed to guaranty MMR's obligations under the Fifth Amended Note (the "Guaranty"). The Fifth Amended Note amends and restates the April 29, 2010 Fourth Amended and Restated Secured Promissory Note Agreement. The Fifth Amended Note matured April 29, 2012, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fifth Amended Note remains at $3,000,000. In connection with the Fifth Amended Note, The RHL Group received a $200,000 loan origination fee ("Fee") that was due and payable immediately. The RHL Group exercised warrants to purchase 1,600,000 shares of our common stock with an exercise price of $0.125 in consideration for the loan origination fee. In addition, the RHL Group received a warrant to purchase up to 2,796,566 shares of our common stock at an exercise price of $0.051 per share. This warrant is fully vested and is exercisable either in cash or on a cashless basis at any time prior to the fourth anniversary of the warrant's issuance.

The Fifth Amended Note had a balance of $1,648,472 at March 31, 2012. The components of the Fifth Amended Note and the related balance sheet presentation as of March 31, 2012 are as follows: $1,119,207, which are included in the line of credit, related party; and $279,265, which is related to deferred salary and other expenses and $250,000, which is related to consulting fees, are included in related party payables. We recorded the loan origination fees mentioned above as a note discount and we are amortizing them over the Fifth Amended Note maturity period. As of March 31, 2012, the remaining unamortized origination fee was $16,667.

Total interest expense on this note for the three months ended March 2012 and 2011 amounted to $38,304 and $28,628 respectively. The unpaid interest balances as of March 31, 2012 and December 31, 2011 were $7,145 and $24,145, respectively.

In conjunction with the Fifth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 in cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after March 31, 2012. As of March 31, 2012, we were in the process of renewing the Fifth Amended Note, which was due to mature on April 29, 2012. As part of that process we received a waiver from the RHL Group for the covenants until May 31, 2012, at which time we expect to have the renewal completed.

Additional information regarding the Fifth Amended and Restated Note is contained in our Quarterly Report on Form 10-Q filed with the SEC on May 26, 2011.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of March 31, 2012.

MMR, in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMR has based this on an expectation that the combined entity will generate net operating losses in 2012, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three months ended March 31, 2012.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the three months ended March 31, 2012 and 2011 was $27,729 and $17,386, respectively. Future minimum lease payments as of March 31, 2012, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2012 (Remainder of)	$83,187	$2,635
2013	73,944	-
Total minimum lease payments	$157,131	$2,635

Guarantee provided by The RHL Group

On May 6, 2011, the RHL Group agreed to guarantee up to $250,000 in payments to a vendor for future services to be rendered. In consideration of this guarantee, the RHL Group received (i) a warrant to purchase 625,000 shares of our common stock, at an exercise price of $0.046 per share, which was the closing price of our common stock on the date of the transaction, and (ii) 125,000 shares of our common stock priced as of the same date. In the event that the RHL Group has to perform on this guarantee, interest on any outstanding balance paid to the vendor by the RHL Group will be added to the balance of the Fifth Amended Note or any subsequent renewals. Additionally, any balances due to this vendor at any given time will reduce the amount available under the Fifth Amended Note or any subsequent renewals. The warrants and shares were issued on November 11, 2011 to the RHL Group.

Guarantee provided by Robert H. Lorsch

On March 5, 2012, Robert Lorsch agreed to guarantee a note with a principal amount of $235,000 plus interest and expenses to a lender who provided a bridge loan to the Company. In consideration of this guarantee, Mr. Lorsch received (i) a warrant to purchase 470,000 shares of our common stock, and (ii) 470,000 shares of our common stock, both with a price of $0.0319 per share.

Concentrations

For the three months ended March 31, 2012, our largest customer (Celgene $100,000) accounted for approximately 58% of our total revenue.

For the three months ended March 31, 2011, our largest customer (Celgene $500,000) accounted for approximately 87.4% of our total revenue.

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

On January 26, 2012, we filed a complaint against certain a former officer of pre-merger Favrille, Inc., and other potential defendants (the "Favrille Defendants") that the Company believes may have committed wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of MMRGlobal. MMRGlobal's board of directors consented to having the law firm that represented The RHL Group, Inc. represent MMRGlobal in this matter.

MMR has recently asked Ropers to substitute in as counsel of record in the lawsuit that is now pending in San Diego County, California against the Favrille Defendants. In the complaint, MMR seeks damages for unauthorized removal and conversion of MMR assets including tissue and other samples that were wrongfully converted by the defendants. Damages may be as high as $5,000,000. Some of MMR's damage may be covered by first party insurance. The matter is in the initial stages of the litigation process. No trial date is set and discovery has yet to commence.

At this time the potential recovery for damages is unknown. There is no attorneys' fees provision, so if the lawsuit ends unfavorably for us, we will be responsible for the payment of attorneys' fees, costs and expenses incurred by us for its representation and could be required to indemnify the Favrille Defendants pursuant to certain provisions in the Agreement and Plan of Merger and Reorganization between Favrille and MMR. The matter is currently in the early stages of litigation and counsel does not have enough facts at this time to predict the possibilities of either a favorable or unfavorable outcome.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million, payable on December 23, 2011, and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MMR filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract. The contract contains an arbitration clause. The Company has demanded arbitration for the total $30 million allegedly due under the Agreement and is awaiting response. This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

MMR is facing one claim from Sunil Singhal, a former employee. Mr. Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012, and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. No lawsuit has been filed and defense of the claim has been tendered to MMR's insurance carrier.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of March 31, 2012, and December 31, 2011, there were no shares of preferred stock issued and outstanding.

Common Stock

As of March 31, 2012, we are authorized to issue 650,000,000 shares of common stock.

On August 5, 2010, the Company filed a Form S-1 related to the offer and resale of up to 60,000,000 shares of our common stock, by the selling stockholder, Dutchess Opportunity Fund, II, LP ("Dutchess"). Dutchess has agreed to purchase all 60,000,000 shares pursuant to the investment agreement dated September 15, 2009, as amended on May 7, 2010, or the Investment Agreement, between Dutchess and the Company, and an additional 230,800 shares were issued to Dutchess in partial consideration for the preparation of the documents for its investment. Subject to the terms and conditions of the Investment Agreement, the Company had the right to put up to $10 million in shares of our common stock to Dutchess. As of March 31, 2012, the amount available under the equity line facility was $7.9 million, however that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of March 31, 2012, the total shares of our common stock issued and outstanding amounted to 374,096,882.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

On January 21, 2010, our Board of Directors approved an increase to the number of shares authorized for issuance under our 2001 Equity Incentive Plan (the "Plan") from 12,000,000 to 27,000,000 shares as we determined that the number of shares remaining under the Plan was inadequate to retain our key directors, executives and managers. Our stockholders approved the increase to the Plan on June 15, 2010.

The Plan expired on June 5, 2011 and no options were issued under that plan since that date. On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the Plan under the same general terms. The Company plans to file an S-8 to register the new plan which will be put out for shareholder approval in the next Annual Shareholder Meeting to be held on June 20, 2012.

A summary of option activity for the three months ended March 31, 2012 is presented below. Options granted by MMR prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR to MMRIS shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2011	40,773,523	$0.11	6.29	$-
Granted	7,750,000	0.08
Exercised	-	-
Cancelled	(4,875,972)	0.11
Outstanding at March 31, 2012 (Unaudited)	43,647,551	$0.10	6.75	$-

Vested and expected to vest
at March 31, 2012 (Unaudited)	43,647,551	$0.10	6.75	$-

Exercisable at March 31, 2012 (Unaudited)	27,122,549	$0.12	5.32	$-

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

Total stock option expense recorded for the three months ended March 31, 2012 and 2011 amounted to $194,450 and $416,795, respectively. The following table summarizes information about stock options outstanding and exercisable at March 31, 2012.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

$0.05 - 0.09	11,450,000	9.65	$ 0.07	802,083	6.24	$ 0.08
0.1 - 0.15	29,312,290	5.66	0.11	23,560,205	5.11	0.11
> 0.15	2,885,261	6.31	0.19	2,760,261	6.23	0.19
	43,647,551			27,122,549

Warrants

On February 17, 2012, the Company issued a warrant to purchase 105,000 shares of common stock in connection to the issuance of a Convertible Promissory Note to an unrelated third-party for a principal amount of $35,000. The term of the warrant was one day and the exercise price was equal to the product of fifty percent (50%) multiplied by the arithmetic average of the volume- weighted average trading price of the Common Stock for the ten (10) consecutive trading days ending on the day that was three (3) trading days prior to the applicable investment date. This warrant vested at commencement and had an aggregate value of $1,785. On the date of investment, the holder converted the promissory notes and exercised the attached warrants.

On March 21, 2012, we granted a third-party two warrants to purchase up to 175,000 shares of our common stock to as payment for serving on our advisory board. These warrants had an exercise price of $0.06 and $0.08 per share, respectively, with a contractual life through March 21, 2017. These warrants vest annually over two years and have an aggregate value of $10,500 and $14,000, of which $513 and $493 were recorded as operating expenses during the three months ended March 31, 2012, respectively.

A summary of the activity of the Company's warrants for the three months ended March 31, 2012 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2011	64,336,691	$0.31
Granted	455,000	0.06
Exercised	(105,000)	0.02
Cancelled	(500,000)	0.25
Outstanding at March 31, 2012 (Unaudited)	64,186,691	$0.31

The following summarizes the total warrants outstanding and exercisable as of March 31, 2012.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.05 - $0.25	57,820,435	2.29	$0.10	43,718,411	2.45	$0.11
$0.25 - $2.50	1,666,346	1.48	0.43	2,166,346	1.08	0.39
> $2.50	4,699,910	0.58	2.83	4,699,910	0.58	2.83
	64,186,691			50,584,667

Shares Issued for Services or Reduction to Liabilities

During the three months ended March 31, 2012, we issued 591,250 shares of common stock with a value of $53,499 to non- employees and charged to the appropriate accounts for the following reasons:

	Three-Months Ended March 31, 2012
	(Unaudited)
Purpose	Shares	Value

Reduction of payables	591,250	$53,499

Totals	591,250	$53,499

The 591,250 shares were not contractually restricted, however as they have not been registered under the Act, they are restricted from sale until the requirements of Rule 144 under the Securities Act, as amended, permit such sale. All such shares were issued at the trading closing price on the date of issuance and such value was calculated therefrom.

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

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for past services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. No shares were issued under the Stock Bonus Program during the three months ended March 31, 2012.

Derivative Liabilities

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

On July 19, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $168,442 which included a 7% closing discount in the amount of $11,020. This Note replaced and terminated a portion of a promissory note originally issued to a related third-party on September 21, 2010 for $150,000 plus accrued interest of $7,422. The Restated Note is convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of September 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with September 30, 2011 being the 10th day. In addition, the Note was treated as derivative due to the variable nature of the conversion price for the period from July 19, 2011 through September 30, 2011. The derivative liability related to this conversion feature was calculated at $108,481. On August 12, 2011, $50,000 or 30% of the note was converted into common stock; the Company valued the contract again using the Black-Scholes option valuation model and recorded the difference between the value at July 19, 2011 of $108,481 and the value at August 12, 2011 of $115,167, as a loss on change in value of derivatives of $6,686. The Company also relieved $34,186 or 30% of the derivative value upon the 30% of the note conversion. On September 30, 2011, the Company re-valued the derivative with the assumptions used and calculated an increase in value of the derivative of $17,210. Per the contract, the note conversion price became fixed at September 30, 2011; therefore, the Company reclassified the entire remaining derivative value of $98,192 to equity on September 30, 2011. There is no derivative liability at March 31, 2012.

We did not designate any of the derivatives liabilities as hedging instruments.

The inputs used for the Black-Scholes option and warrant valuation model were as follows.

	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	5 - 10 Years
Stock price volatility	144.34% - 148.34%	147.89%
Risk free interest rate	0.35% - 0.35%	3.36%
Expected dividends	None	None
Forfeiture rate	0%	0%

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following.

	March 31,	December 31,
	2012	2011
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short term loan due to a third-party, payable in full on July 3, 2012 with 12.5% interest	235,000	-

	560,343	325,343
Less: current portion	560,343	325,343
Notes payable, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time we enter into Convertible Promissory Notes ("Note(s)"). As of March 31, 2012, a total of $872,708 in Notes remained outstanding and the investors had not chosen to convert their Note balances into shares of our common stock.

On February 17, 2012, we entered into a Convertible Promissory Note (the "Note") with one unrelated third-party for a principal amount totaling $35,000. Under the terms of the agreement, the principal amount owed under the Note became due and payable six months from the investment date provided that, upon ten (10) days' prior written notice to the Holder, we may, in our sole discretion, extend the maturity date for an additional six month term. The Note had a stated interest rate of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company. The Note was convertible at the option of the holder into common stock at a fixed conversion price ("Fixed Conversion Price") of seventy-five percent (75%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that was three (3) trading days prior to the applicable investment date, subject to anti-dilution and other customary adjustments. In connection with the Note, the Company also issued a warrant to purchase an aggregate of 105,000 shares of common stock. The term of the warrant was one day and the exercise price was the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that was three (3) trading days prior to the applicable grant date, subject to anti-dilution and other customary adjustments.

We derived the fair value of the warrant issued with the Note(s) during the first quarter of 2012 using the Black-Scholes option valuation model, resulting in a fair value of $45,000. The $35,000 note proceed was allocated to the relative fair value of the note without the warrant and of the warrants itself on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $12,712 to paid-in capital. The initial value ascribed to the Note of $32,288 is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Note was recognized as interest expense due to the beneficial nature of the conversion feature.

The total interest expense attributed to the Notes and related warrants (see above) for the three months ended March 31, 2012 and 2011 was $65,256 and $305,862 respectively.

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

As of March 31, 2012, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the three months ended March 31, 2012 on these severance liabilities.

During the period from January 27, 2009 through June 30, 2009, the Company entered into a series of settlement agreements with certain vendors of Favrille pursuant to the Creditor Plan, pursuant to which the Company settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355 payable in 18 monthly installments starting on July 27, 2009 (see Note 8).

NOTE 11 - RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly, and indirectly through The RHL Group, Inc., beneficially owns approximately 17.3% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Fifth Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $12,500 during the three months ended March 31, 2012 and 2011, respectively, toward marketing consulting services from Bernard Stolar, a director. We included $140,945 and $122,695 in related party payables as of March 31, 2012 and December 31, 2011, respectively, in connection with these services.

We also incurred $12,500 during the three months ended March 31, 2012 and 2011, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of March 31, 2012 and December 31, 2011 of $21,167 and $8,667, respectively, in connection with these services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. On May 4, 2010, we granted to Latino Coalition 92,593 shares of common stock, valued at $24,908 in consideration for marketing services. We did not pay any amounts to the Latino Coalition in both 2012 and 2011. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

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

We also incurred $0 and $12,500 during the three months ended March 31, 2012 and 2011, respectively, for finder's fees and consulting services from George Rebensdorf of The Rebensdorf Group and a former director. We included in related party payables as of March 31, 2012 and December 31, 2011 of $0, in connection with these services. Any Agreement for these services has been terminated.

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

We also incurred $394 and $6,000 during the three months ended March 31, 2012 and 2011, respectively, for consulting services from Jack Zwissig, a director. We included in related party payables as of March 31, 2012 and December 31, 2011 of $46,278 and $41,885, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended March 31, 2012 and 2011, the total expenses relating to this stockholder amounted to $126,117 and $103,257, respectively. In addition, we capitalized $36,346 of software development costs for the three months ended March 31, 2012. As of March 31, 2012 and December 31, 2011, the total amounts due to the stockholder and included in related party payables amounted to $432,429 and $306,312, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We licensed an existing 80 million person direct-marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the three months ended March 31, 2012 and 2011 was $12,500 each. In addition, we incurred a total of $6,939 and $1,997 during the three months ended March 31, 2012 and 2011, toward business development services from E-Mail Frequency and Mr. Loftus. We included in related party payables at March 31, 2012 and December 31, 2011 of $28,626 and $21,687, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. During 2011, we recognized $140,000 in revenue from E-Mail Frequency for the development and integration of our MyMedicalRecords.com product with their customer's website.

NOTE 12 - SUBSEQUENT EVENTS

On April 5, 2012, we learned of an inadvertent omission, due to a formatting error, of the Item 9A information required in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, timely filed with the Securities and Exchange Commission ("SEC") on March 30, 2012 (the "10-K"). Due to the omission, an "E" symbol was placed on our ticker symbol by the OTC Bulletin Board (the "OTCBB"). In addition, the OTCBB informed us in a letter dated April 5, 2012, which we received on April 9, 2012, that we had 30 days to correct the omission. On April 6, 2012, we amended the Form 10-K to include the omitted information, placing us back in compliance with all periodic reporting requirements of the SEC. After extensive discussions with the OTCBB and representatives of the SEC, we were informed by the OTCBB that the Amendment properly corrected the omission, we were in compliance with respect to our periodic reporting requirements and the "E" symbol was removed from the Company's ticker symbol, effective at the open of markets on April 12, 2011.

Investment Agreement

On April 16, 2012, we entered into a Continuous Investment Agreement (the "Investment Agreement") with Granite State Capital, LLC (the "Investor"). Pursuant to the Investment Agreement, the Investor committed to purchase up to $15,000,000 of our common stock (the "Common Stock"), over the course of thirty-six months (the "Facility"). We may draw on the Facility from time to time, as and when we determine appropriate, by providing the Investor a draw notice in accordance with the terms and conditions of the Investment Agreement (a "Draw Notice"). A maximum of 100 million shares may be issued under the Facility, at per share prices set at ninety-five percent (95%) of the lowest daily volume weighted average price of our common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable draw notice (such five-day period, the "Pricing Period").

We may draw in any Draw Notice an amount up to either (i) two hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the three (3) trading days prior to the applicable Draw Notice, multiplied by the average of the three (3) daily closing prices immediately preceding the date of the Draw Notice or (ii) five hundred thousand dollars ($500,000) (each a "Draw"). The purchase price shall be set at ninety-five percent (95%) of the lowest daily volume weighted average price of our common stock during the Pricing Period. However, we have the option to specify a floor ("Suspension Price") for each Draw Notice. If, on any trading day during a Pricing Period, the price of the Common Stock falls below the Suspension Price specified by us in the applicable Draw Notice, the Draw shall be temporarily suspended and shall resume at such time as the Common Stock is above the Suspension Price, provided the Pricing Period is still valid. Any shares above the Suspension Price will be settled at the Suspension Price (with no discount). We shall not be entitled to deliver a new Draw Notice to the Investor until the prior Pricing Period has closed.

The Investor will not be obligated to purchase shares if the Investor's total number of shares beneficially held would exceed 4.99% of the number of shares of the Company's common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement (as further explained below) to cover the resale of the shares.

The Investment Agreement further provides that the Investor and the Company are each entitled to indemnification from the other for any losses or liabilities suffered as a result of any breach by the other of any provisions of the Investment Agreement or Registration Rights Agreement (as defined below), as well as certain other potential losses and liabilities customarily included in similar types of agreements.

The Investment Agreement also contains representations and warranties of each of the Company and the Investor. The assertions embodied in those representations and warranties were made for purposes of the Investment Agreement and are subject to qualifications and limitations agreed to by the respective parties in connection with negotiating the terms of the Investment Agreement. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a stockholder or investor might view as material, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters as facts. Investors should read the Investment Agreement together with the other information concerning the Company that the Company publicly files in reports and statements with the Securities and Exchange Commission (the "SEC").

Registration Rights Agreement

Pursuant to the terms of a Registration Rights Agreement ("Registration Rights Agreement") dated April 16, 2012, between the Company and the Investor, we are obligated to file one or more registration statements with the SEC to register the resale by the Investor of shares of common stock issued or issuable under the Investment Agreement. In addition, we are obligated to use all commercially reasonable efforts to have the initial registration statement declared effective by the SEC within ninety (90) days after the closing date. The registration statement was filed with the SEC on May 8, 2012 and we are awaiting approval by the SEC.

The foregoing description of each of the Investment Agreement and the Registration Rights Agreement is qualified in its entirety by reference to the full text of the Investment Agreement and the Registration Rights Agreement, which were filed with the SEC on April 18, 2012 as Exhibits 10.1 and 10.2, respectively, on Form 8-K and incorporated herein by reference.

Unis JV Application Approval

On April 20, 2012 we were notified that the Administration of Industry and Commerce ("AIC") approved our application for the establishment of the Unis Tonghe MMR International Health Management Service Co., Ltd. Joint Venture and we are planning on filing the application for the registration of the Unis JV by May 18, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the description of our business appearing in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 (the "Form 10-K "). This discussion contains forward-looking statements, which inherently involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

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
  Managing costs while building an effective sales and service delivery organization for our products with our small management team;
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

Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under "Risk Factors" in Item 1A of the 10-K. Our forward-looking statements represent estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Source of Revenues

We derive our revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with a credit card or PayPal account either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. Revenues from the subscriptions accounted for 26.0% and 10.8% of our total revenues during the three months ended March 31, 2012 and 2011, respectively.

We are also generating revenues from the licensing of our biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees - Biotech" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognized these fees as revenue as payments were received. During the three months ended March 31, 2012 and 2011, the Company received $100,000, and $500,000 from Celgene, respectively, which represents 57.9% and 87.4% of our revenues for such periods, respectively.

We also derive our revenues from the sale of our MMRPro system, which includes a high-tech scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and warranties. Installation and training are provided as part of the agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. We allocate the revenue derived from these arrangements among all the deliverables, based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation.

We also have generated revenues from licensing the sale and marketing of our services internationally and, to a lesser extent, from ancillary fee payments including web and marketing development services, amongst others. We record these licensing revenues under "License Fees" and other ancillary revenues under "Other Revenues" in our income statement. When we enter into a licensing arrangement, we are sometimes paid an upfront license fee and typically receive ongoing royalty payments that are often based on a percentage of revenue earned by our licensee. We recognize these fees over the license period. When we receive ancillary one-time payments, we record them when services or products are delivered.

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

Factors Affecting Future Results

Intellectual Property

We continue efforts to maximize the current and future value of the intellectual property that we acquired from Favrille when the Merger was completed in January 2009 as well as the various health IT patents the Company has in several stages from applied-for to issued. These assets include, but are not limited to, the exploitation and licensing of, patents, data and samples from the Company's pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, the anti-CD20 antibodies, and the licensing of the Company's health IT patents, including more than 186 additional pending claims, which have the potential effect of enabling the Company to control a dominant marketplace position in personal healthcare.

We are in the process of transferring our biotech assets into a recently formed subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize their value. We continue to work with scientists, investment bankers, and experienced venture capitalists to assist us in generating revenue through licensing agreements as would be usual and customary in the biotech industry, and which could include milestone payments as the term is generally used in the industry.

Exploiting MMRGlobal Biotech Assets and Patents

Although the Company's primary business is the storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the Merger. Pre-Merger, the Company spent more than $140 million in development of the biotech assets, which are comprised of patents, patient samples and data from the FavId™/Specifid™ idiotype vaccine trials and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma. Subsequent to the Merger, we have recovered additional intellectual property in the form of over 1,800 patient samples, samples of the vaccine, a collection of insect scells used in the manufavture of the vaccine and other materials collected during the Company's pre- Merger FavId™/Specifid™ vaccine trials.

The Company has been working to perfect the patent condition of these biotech assets for more than three years. As a result, MMRGlobal now has biotech patents and patent applications pending in the U.S. and at least 11 foreign countries of commercial interest that provide competitive advantages for this biotechnology. Once granted, additional patent applications may obtain additional terms of biotech patent protection.

In addition, we plan to continue pursuing license agreements with companies like Celgene, who can benefit from the use of our clinical and scientific data.

MMRGlobal Health IT Patents

Patents have been either issued or are pending in more than 13 countries of interest. Our Personal Health Records patent portfolio has been the subject of worldwide rigorous examination and creates a significant licensing opportunity to companies providing Electronic Medical Records (EMR) or electronic health information services globally. The Personal Health Records patent portfolio is in addition to our portfolio of biotech patents.

In the first quarter of 2012, we received approval for three of our patents related to the transmission of health records into a Personal Health Record online. Beginning In September 2005, we had filed a utility patent application on key elements of our proprietary process for providing online medical records with the United States Patent and Trademark Office. This patent application and two related patent applications were allowed in December 2011 and issued in February 2012 as U.S. Patent No. 8,121,855, U.S. Patent No. 8,117,045, and U.S. Patent No. 8,117,646. Together these patents have a total of 81 claims. The full term of these patents will not expire until October 2027.

Currently, we also have 186 patent claims still pending across nine other pending U.S. utility patent applications related to health information technology. In addition, we have a total of two Patent Cooperation Treaty ("PCT") applications pending and seven U.S. provisional patent applications pending.

An appraisal of MMR's health IT patent portfolio reported in January 2012 by The MichaelBass Group projected that the range of value for these patents could reach $300-800 million based on very conservative estimates that the market will reach the full GDP value of $19 billion (for a copy of the full report, please go to: http://michaelbass.com/PDF/JAN20MMRF.pdf).

Several patent applications relating to document delivery and emergency log-in services, which were filed pursuant to the Patent Cooperation Treaty, have been awarded in countries such as Australia, Singapore, and New Zealand.

In March 2012 we received notice that Mexico has allowed our pending patent application. Currently other foreign patent applications and related U.S. applications are pending and we continue to file new patents that will make our portfolio stronger.

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

Competition

Even though we are competing with companies that spend hundreds of millions of dollars in the health IT market, we have managed to spend a fraction of that amount and still enjoy strategic partnerships and sales and licensing agreements designed to generate revenues with companies such as UST Global®, 4medica, Alcatel-Lucent and ng Connect, Chartis Insurance, Coverdell, China Joint Venture Partner Unis-Tonghe, Australian licensee VisiInc PLC, Interbit Data, MedicAlert®, REACH Air Medical Services, XN Financial and healthcare providers and surgery centers across the United States.

Although the competition is fierce, we believe that our product is the most robust and comprehensive product in the market and we feel confident that the patents surrounding the products will prove to have tremendous potential in the end.

Marketing and Sales

Marketing Update

Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the health information technology market. We are expanding our consumer market through strategic partnerships with nurse advocates, local pharmacies, and home healthcare specialists, all of whom have significant one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, we are creating a retail consumer model through the use of prepaid Personal Health Record cards, which will be sold through retail brick and mortar outlets. On the professional side, demand is increasing in the field of ambulatory surgical centers as well as other clinics looking for an elegant and cost-effective scanning and document management solution. We also view specialty practice areas such as pediatrics, chronic care illnesses and geriatrics as fertile grounds for expanding the MMRPro solution with the integrated patient portal MMRPatientView. Additionally, as the use of teleconsulting and telemedicine becomes more prevalent, the MMRPro solution should provide a perfect platform to facilitate collaboration between doctors and other healthcare providers with the ease of use and access the solution provides, and we have equipped our PHR solution with the necessary interfaces to accommodate that trend.

A core "Meaningful Use" objective under the Health Information Technology for Economic and Clinical Health Act (HITECH), which was part of the 2009 American Recovery and Reinvestment Act (stimulus bill), requires that for physicians to qualify for government incentive payments, they need to provide more than 50% of their patients with timely electronic copies of their personal health information in Stage 1, transitioning to the same measure of patients being provided the ability to view online, download and transmit their health information in Stage 2, and at least 90% of patients in Stage 3 by 2014. This is starting to spur eligible healthcare professionals to seriously focus on how they will offer Personal Health Records to their patients. As a result, the Company entered into such strategic partnerships in the last year as we have with UST Global® and Interbit Data, the latter to provide our MMRPatientView portal to users of the MEDITECH EMR system. MEDITECH is being used by more than 650 hospitals nationwide. Although the solution is only deployed for MEDITECH at this time, we believe that it can work with virtually any EMR platform, which opens up a significant new market opportunity for us.

We plan to continue to take advantage of the burgeoning consumer health information market and leverage federal legislation and initiatives. Beyond HITECH, we believe that the healthcare reform legislation passed by Congress and signed by the President into law in March 2010 (Patient Protection and Affordable Care Act) could also represent a significant behavioral shift in how consumers will manage their healthcare because of the requirement that most everyone have insurance. The U.S. Supreme Court heard oral arguments challenging the law during the last week of March 2012 and the Court's opinion is expected to be announced this June. However, even with the future of the insurance mandate uncertain, we believe health IT, a largely bipartisan issue, will continue to expand to make Personal Health Records an essential part of patients' lives as a result of the ever present need to achieve cost savings and improved health outcomes, and also demographically with the aging of the Internet-savvy baby boom generation whose members began entering the ranks of Medicare last year.

With government stimulus building both awareness and momentum, others not directly affected by Meaningful Use incentives are driving healthcare technology to control healthcare spending, and we are recalibrating our marketing and sales strategies to allocate resources in these areas. These include pharmacies who can offer patients drug interaction tools within a PHR and prescription refill reminders, the patient-centered medical home where caregivers placed PHRs at the top of their list of technology that can best support their practice issues, retailers who can use this as a tool to create stickiness and build loyalty programs at the point-of-sale, and the world of telemedicine where data from remote patient monitoring devices is transmitted by smartphones into a patient's PHR for sharing by the entire medical team.

It should also be noted that demand is not solely U.S.-centric. As health IT spreads around the globe, and other countries intensify their focus on controlling healthcare costs through the improved use of information technology, we are seeing increased demand internationally. This expansion and increased demand is evidenced by the Company's agreements in China, Australia and other countries in development to offer Personal Health Record and electronic document management and imaging services. Moreover, in a global economy, companies are increasingly sending employees overseas, a practice which is expected to increase demand for our MyMedicalRecords PHR or MyEsafeDepositBox among ex-pats, particularly in Europe and the Middle East. Additionally, the growth of health IT at home and abroad is further impetus for ensuring the protection and enforcement of our patents worldwide.

Sales Update

MyMedicalRecords PHR

In Q1 2012, we analyzed our sales and distribution strategy and identified eight vertical business opportunities designed to generate accelerated revenue by putting Personal Health Records directly into the hands of consumers. These verticals are: independent pharmacies, pharmacy chains and other mass merchandisers, visiting nurses, caregivers, patient advocates, in-home sales affiliates, hospitals and medical supply companies. The Company believes that it will be able to efficiently and profitably gain traction in these markets to create revenue that will allow us focus on the many larger strategic, government, international and licensing opportunities such as the MMR's agreements with Chartis Insurance, MedicAlert, Unis-Tonghe in China and VisiInc in Australia, which take long periods of time and significant capital to incubate and develop to their full revenue potential.

As part of the strategy, we are in the process of creating a national sales representative network that will be able to bring us into the larger retail accounts such as chain pharmacies. The Company is completing the agreement process with the first of these representatives and expects to be calling on large retailers by early Q3.

In addition, the Company is working to create partnership programs with caregivers who can distribute its product to patients who most need the Personal Health Record. The Company is in the process of launching its program with VIDA Senior Resource, Inc., a family owned and operated community resource organization headquartered in Boise, Idaho, which provides senior home care services nationwide through a network of certified owned and operated agencies. It is estimated that our product will be sold to some 50,000 patients. Training with VIDA personnel is expected to begin in Q2 2012, with product being rolled out shortly thereafter. It is important to note that VIDA will be selling the PHR at a significantly higher price point, $19.95 per month or $199.95 annually, than it is currently being sold direct to consumer on the Company's Website. At the same time, the Company announced relationships with patient advocates who are selling the MyMedicalRecords PHR directly to their clients. The Company also attended the Visiting Nurses Association of America trade show in Phoenix in order to begin to create distribution to that channel in which 90,000 nurses work with nearly 4 million patients nationwide.

We are in the process of establishing a distribution channel through retail where consumers will be able to purchase a Prepaid Personal Health Record card at a retail store and write their emergency password on the back of the card. The prepaid retail card will be manufactured as a high quality credit-card style. The package surrounding it will provide information on the PHR service to encourage both initial purchase and then active use. Because the prepaid card is high quality, emergency personnel will be able to find it in a user's wallet in the event of a medical emergency, thus reinforcing the special Emergency Login feature of the MMR product. The Company plans to have a magnetic stripe on the back of the card as well, which will allow us to offer the prepaid product in conjunction with pharmacy or store loyalty programs.

The above is in addition to our ongoing main sales channels focused on healthcare professionals, direct to consumer, corporate sales, insurance companies and affinity group and membership organizations.

MMRPro

Sales of MMRPro are being directed at physicians, particularly small group and sole practitioners who still do not have any way to digitize the paper in their offices and who do not want to invest the hundreds of thousands of dollars necessary to implement an EMR system, community hospitals and other clinics which do not have the funds or technology resources to invest in an EMR system, surgery centers and specialty clinics, and EMR and EHR vendors who are looking for a way to bring a patient portal into their systems without having to build their own import modules. We also work with document imaging sales and distribution channels, and the Company is utilizing distribution networks of companies who already sell other products into doctor offices. These distribution partners also help increase our integration and support network.

We are also building on relationships with companies managing Ambulatory Surgical Centers (ASCs), by way of example, Regent Surgical Health, to install MMRPro systems. Additionally, through our partnership with Interbit Data, we created a joint software solution that allows hospitals and other clinical facilities to use a Meaningful Use certified solution to instantly make health information available to patients secruely over the Internet using MMRPatientView from any EMR system without first having to scan, fax or print any documents. The Interbit Data-MMR module is already being installed in hospitals and is certified for Meaningful Use with MEDITECH systems.

China

On January 4, 2010, we announced the completion of a definitive Joint Venture Agreement ("the "Unis JV") with Unis- Tonghe Technology (Zhengzhou) Co., Ltd., or Unis, to form a joint venture to build a customized version of MMR's proprietary PHR services and professional document imaging and management solutions in China. Pursuant to requests from the Chinese Government, the Company has continued to respond to requests for changes in the Unis JV including changes as recent as March 27, 2012. On April 20, 2012 we were notified that the Administration of Industry and Commerce ("AIC") approved our application for the establishment of the Unis Tonghe MMR International Health Management Service Co., Ltd. Joint Venture and we are planning on filing the application for the registration of the Unis JV by May 18, 2012.

Despite the delays, the Unis Tonghe-MMR JV has already installed early stage EMR systems in three hospitals in China and we are working to add our PHR to these existing systems by the third quarter 2012. The Unis-Tonghe MMR International Health Management Service Co., LTD. Joint Venture has also begun participating in formal government bids to commence numerous medical records projects in China, which include continuing to offer MMR's Personal Health Record services and other related products. Meanwhile, the JV partners continue to actively be involved in supporting each other on Chinese government projects utilizing our patented and patent-pending technologies and platforms and features.

As a result of lead times to develop customized EMR solutions in response to government specifications, this effort could still take several years. In the meantime, we continue to leverage our resources in China with other U.S. partners on the ground in China including Kodak and Alcatel-Lucent. As a result, we also anticipate selling MMRPro in conjunction with Kodak resellers or Alcatel-Lucent in the Asia Pacific region.

Results of Operations for the three months ended March 31, 2012 as Compared to the three months ended March 31, 2011

Revenues.

Revenues for the first quarter of 2012 were $172,798, a decrease of $399,183 or 69.8% compared to $571,981 in 2011. The decrease for the quarter was primarily due to lower biotech-related license fees from Celgene, which varied based on the milestones reached in the first quarter of 2011 vs. the same period in 2012.

Cost of revenue.

Cost of revenue increased by $15,416, or 9.7%, from $159,433 for the first quarter of 2011 to $174,849 in 2012. The increase for the quarter was primarily due to increased amortization of website development costs. Gross profit as a percentage of revenues was 1.2% for the first quarter of 2012, as compared to 72.1% in 2011 Gross profit as a percentage of revenues decreased primarily due to lower biotech licensing fees received from Celgene.

Operating expenses.

Total operating expenses decreased by $225,284, or 13.4%, from $1,681,671 in the first quarter of 2011 to $1,456,387 in 2012. General and administrative expenses decreased by $74,095, or 7.4%, from $1,007,861 in the first quarter of 2011 to $933,766 in 2012. The decrease in the first quarter of 2012 as compared to the first quarter of 2011 was driven primarily by a reduction in stock-based compensation expenses of approximately $230,000, lower consulting fees of $49,000, offset by an increase of legal fees of approximately $78,000.

Sales and marketing expenses decreased by $136,352, or 23.2%, from $588,996 in the first quarter of 2011 to $452,644 in 2012. The decrease in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to lower sales consulting fees of approximately $63,000, a decrease in trade shows expenses of $42,000, decrease in marketing travel expenses of $31,000.

Technology development expenses decreased by $14,837, or 17.5%, from $84,814 in the first quarter of 2011 to $69,977 in 2012. The decrease in the first quarter 2012 as compared to the first quarter of 2011 was primarily due to lower stock-based compensation expenses of approximately $14,000.

Change in valuation of derivative liabilities.

In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. There was no change in valuation for the first quarter of 2012.

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

There was no change in the valuation of derivative liabilities for the three months ended March 31, 2012.

Interest and Other Finance Charges, Net.

We had interest and other finance charges, net of $125,763 for the first quarter of 2012, a decrease of $335,506 from $461,269 in 2011. The decrease was primarily due to higher non-cash interest expense attributed to the conversion feature and warrant issued with Convertible Promissory Notes.

Net loss.

As a result of the foregoing, we had a net loss of $1,584,201 for the first quarter of 2012 compared to a net loss of $1,730,392 for the first quarter of 2011.

Merger Negotiations

During the second half of fiscal 2011 and a portion of the first quarter of fiscal 2012, the Company was involved a series of continuing negotiations with JER, Inc. and Skin Cancer and Reconstructive Surgery Specialists of Beverly Hills regarding a potential major corporate transaction. For a number of business, legal and strategic reasons, negotiations have been on hold. The potential transaction took approximately seven months of management's time and impacted management's ability to focus on our core business, which had a negative effect on our revenues during the first quarter of fiscal 2012. Management has since refocused its efforts on the Company's core business and expects revenues to improve during the second quarter of fiscal 2012.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2011 financial statements for the year ended December 31, 2011 related to the uncertainty of our ability to continue as a going concern. As of March 31, 2012, our current liabilities of $7,962,459 exceeded our cash and cash equivalents of $74,461.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of March 31, 2012, the Company's current liabilities exceeded its current assets by $7.44 million. We have incurred net losses of $1,584,201 and $1,730,392 for the three months ended March 31, 2012 and 2011, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating our business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn, over the next twelve months, the Company's existing current assets will sustain our business for approximately three months.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the subordinated secured indebtedness to The RHL Group under the Fifth Amended Note (which had a balance of $1,648,472 at March 31, 2012), amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2012 are as follows: $1,119,207, which are included in the line of credit, related party; and $279,265, which is related to deferred salary and other expenses and $250,000, which is related to consulting fees, are included in related party payables. We recorded the loan origination fees mentioned above as a note discount and we are amortizing them over the Fourth Amended Note maturity period. As of March 31, 2012, the remaining unamortized origination fee was $16,667.

To finance our activities, we have relied on the issuance of stock and debt to the RHL Group. At March 31, 2012, we had a line of credit with The RHL Group in the amount of $3 million. As of March 31, 2012, availability under this line of credit is $0.9 million.

Furthermore, we may continue to utilize portions of our standby equity facility with Dutchess as needed. Additionally, during 2011, we raised $1,800,858 in convertible debt. We expect to continue offering a limited amount of convertible debt in 2012. The Company also expects sales from MMRPro and its prepaid Personal Health Record cards to generate revenue and gross profit that will significantly improve its monthly sales and reduce annual cash burn from operations.

Cash Flows for the three months ended March 31, 2012 compared to three months ended March 31, 2011

Net cash used in operating activities for the three months ended March 31, 2012 was $636,978, compared to $357,604 used in the similar period in 2011. In 2012, we had a net loss of $1,584,201, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, change in valuation of derivative liabilities, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets) of $382,977, less changes in operating assets and liabilities of $564,246. In 2011, cash used in operating activities included net loss of $357,604, less similar non-cash adjustments of $905,560, plus changes in operating assets and liabilities of $467,228. Compared to 2011, non-cash adjustments in 2012 were lower primarily due to a decreased in stock-based compensation expense and lower amortization of loan discount.

Net cash used in investing activities in the three months ended March 31, 2012 and 2011 totaled $147,243 and $117,491 respectively. Compared to 2011, investing activities in 2012 were higher mainly due to an increase in patent applications.

Net cash provided by financing activities in the three months ended March 31, 2012 and 2011 totaled $547,579 and $268,941, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes, common shares and net proceeds from draw downs on our line of credit from The RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our Chairman and Chief Executive Officer. Compared to 2011, financing activities in 2012 were higher primarily due to various short-term borrowings.

As of March 31, 2012, we had cash and cash equivalents of $74,461, compared to $157,535 at March 31, 2011.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group's Fifth Amended Note had a balance of $1,648,472 at March 31, 2012. The components of the RHL Group Note payable and the related Balance Sheet presentation as of March 31, 2012 are as follows: $1,119,207, which is included in the Line of Credit, Related Party balance; and $279,265, which is related to deferred salary and other expenses and $250,000, which is related to consulting fees, are included in Related Party Payables. We recorded the loan origination fees mentioned above as a note discount and we are amortizing them over the term of the Fifth Amended Note. As of March 31, 2012, the remaining unamortized origination fee was $16,667.

Total interest expense on this note for the three months ended March 2012 and 2011 amounted to $38,304 and $28,628 respectively. The unpaid interest balances as of March 31, 2012 and December 31, 2011 were $7,145 and $24,145, respectively.

Convertible Notes

During the first quarter of 2012, we entered into one Convertible Promissory Note ("Note") with an accredited investor for an aggregate amount of $35,000. The note carried an annual interest rate of 12%, and was convertible at the option of the Purchaser into a number of shares of our common stock equal to a discounted variable weighted average calculated as of the date of subscription. As of March 31, 2012, $872,708 remained outstanding and the individuals had not chosen to convert their Note balances into shares of our common stock.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 5 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We believe that our entry into the Cooperation Agreement described above and as follows constitutes the creation of a direct financial obligation. On January 4, 2010, we entered into a Cooperation Agreement with UNIS, which we refer to as the Cooperation Agreement. Under the Cooperation Agreement, UNIS and MMRGlobal agreed to form a joint venture in China for the purpose of deploying our Personal Health Record services and document imaging and management solutions in China. We will own 40% of the joint venture and UNIS will own 60% and each party will have the right to designate two members of the joint venture's board of directors, with the fifth member being a Chinese citizen mutually designated by us and UNIS. Under the Cooperation Agreement, board actions will require the approval of more than three of the five members of the joint venture's board of directors and no material actions may be taken unless all board members are present and voting at the meeting.

Under the Cooperation Agreement, UNIS and MMRGlobal will contribute an aggregate of 50 million RMB to the joint venture, based on each party's respective ownership, in the form of intellectual property rights, equipment, brand value, cash and such other consideration as may be agreed upon by the parties. Each party's obligation to contribute to the joint venture is subject to a number of conditions, including obtaining all necessary approvals of and licenses from the Chinese government, as well as the joint venture meeting its budget, goals and objectives at the time contributions are due. Under the Cooperation Agreement, each party's contributions will be made over a period of sixty months.

For a more complete description of the terms of the Cooperation Agreement, please see Exhibit 10.26, filed with our annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(b) and 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of March 31, 2012.

Changes in Internal Controls over Financial reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the quarter ended March 31, 2012.

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

On January 26, 2012, we filed a complaint against certain a former officer of pre-merger Favrille, Inc., and other potential defendants (the "Favrille Defendants") that the Company believes may have committed wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of MMRGlobal. MMRGlobal's board of directors consented to having the law firm that represented The RHL Group, Inc. represent MMR Global in this matter.

MMR has recently asked Ropers to substitute in as counsel of record in the lawsuit that is now pending in San Diego County, California against the Favrille Defendants. In the complaint, MMR seeks damages for unauthorized removal and conversion of MMR assets including tissue and other samples that were wrongfully converted by the defendants. Damages may be as high as $5,000,000. Some of MMR's damage may be covered by first party insurance. The matter is in the initial stages of the litigation process. No trial date is set and discovery has yet to commence.

At this time the potential recovery for damages is unknown. There is no attorneys' fees provision, so if the lawsuit ends unfavorably for us, we will be responsible for the payment of attorneys' fees, costs and expenses incurred by the Company for its representation and could be required to indemnify the Favrille Defendants pursuant to certain provisions in the Agreement and Plan of Merger and Reorganization between Favrille and MMR. The matter is currently in the early stages of litigation and counsel does not have enough facts at this time to predict the possibilities of either a favorable or unfavorable outcome.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 3011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract. The contract contains an arbitration clause. The Company has demanded arbitration for the total $30 million allegedly due under the Agreement and is awaiting response. This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

MMR is facing one claim from Sunil Singhal, a former employee. Mr. Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. No lawsuit has been filed and defense of the claim has been tendered to MMR's insurance carrier.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012, involving sales of our securities that were not registered under the Securities Act. Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On April 24, 2012, we granted a financial advisor a warrant to purchase 1,000,000 shares of common stock at a price of $0.06 per share and a warrant to purchase 1,000,000 shares of common stock at a price of $0.10 per share, in conjunction with the signing of an engagement letter with us. The first 1,000,000 warrants vest immediately and the second 1,000,000 warrants vest upon the signing by us of a definitive term sheet for a transaction. Both warrants expire five years after the issuance date.

On April 6, 2012, in consideration of a personal guaranty given by Robert H. Lorsch, our Chairman, Chief Executive Officer and President, to a lender, to guarantee payments due to the lender for a bridge loan received by us, we granted Mr. Lorsch (i) a warrant to purchase 470,000 shares of our common stock at an exercise price of $0.0319 per share, and (ii) 470,000 shares of our common stock at a price of $0.0319 per share. The warrant vests immediately and expires five years from the date of issuance.

On April 2, 2012, we granted 187,500 shares of common stock to a vendor at a price of $0.08 per share for services rendered in the amount of $15,000.

We generally used the proceeds of the foregoing sales of securities for repayment of indebtedness, working capital and other general corporate purposes.

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

Date: May 15, 2012

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