Form 10-Q
period 2012-06-30
MMRGlobal, Inc.
filed 2012-08-14
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

                  Yes ☒       No ☐

Explanatory Note: Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2012, the issuer had 434,871,365 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$102,991	$311,103
Accounts receivable, less allowances of $80,000 in 2012 and $80,000 in 2011	335,844	312,196
Inventory	29,738	50,614
Prepaid expenses and other current assets	166,181	254,634
Total current assets	634,754	928,547

Long-term investments
Investment in equity securities, at cost	56,000	56,000
Total long-term investments	56,000	56,000

Property and equipment, net	20,838	27,683
Deposits	3,370	3,370
Intangible assets, net	1,315,540	1,212,661
Total assets	$2,030,502	$2,228,261

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party, net of discounts of $0 in 2012 and $66,667 in 2011	$1,074,711	$1,435,056
Related party payables	1,290,154	785,636
Compensation payable	104,939	109,287
Severance liability	620,613	620,613
Accounts payable and accrued expenses	3,564,476	3,111,316
Deferred revenue	42,902	21,551
Convertible notes payable, net of discounts of $0 in 2012 and $7,306 in 2011	1,137,808	974,893
Notes payable, current portion	538,590	325,343
Notes payable, related party	85,000	125,000
Capital leases payable, current portion	2,635	2,635
Total current liabilities	8,461,828	7,511,330

Notes payable, less current portion	-	-
Total liabilities	8,461,828	7,511,330

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 950,000,000 shares authorized, 409,529,064 and 359,162,894 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	409,522	359,155
Additional paid-in capital	44,350,744	42,590,551
Accumulated deficit	(51,191,592)	(48,232,775)
Total stockholders' deficit	(6,431,326)	(5,283,069)
Total liabilities and stockholders' deficit	$2,030,502	$2,228,261

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Subscriber	$55,080	$64,637	$99,926	$126,296
MMR Pro	88,699	101,000	110,279	111,322
License fees	-	-	100,000	500,000
Other income	55,000	-	61,372	-
Total revenues	198,779	165,637	371,577	737,618
Cost of revenues	143,873	78,331	318,722	237,764
Gross profit	54,906	87,306	52,855	499,854
General and administrative expenses	788,028	1,053,986	1,721,794	2,061,847
Sales and marketing expenses	445,669	658,653	898,313	1,247,649
Technology development	93,503	78,602	163,480	163,416
Loss from operations	(1,272,294)	(1,703,935)	(2,730,732)	(2,973,058)
Change in valuation of derivative liabilities	-	51,199	-	51,199
Interest and other finance charges, net	(102,321)	(724,410)	(228,084)	(1,185,679)
Net loss	$(1,374,615)	$(2,377,146)	$(2,958,816)	$(4,107,538)

Net loss available to common shareholders per share:
Basic and diluted	$(0.004)	$(0.009)	$(0.008)	$(0.016)

Weighted average common shares outstanding:
Basic and diluted	382,614,013	267,576,023	374,427,568	254,630,582

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(2,958,816)	$(4,107,538)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	113,988	98,487
Change in valuation of derivative liabilities	-	(126,795)
Warrants issued for services	30,940	326,796
Stock=based compensation	446,680	721,829
Common stock issued for services	148,543	267,630
Amortization of loan discount	90,465	1,088,206
Loan commitment fee amortization	918	-
Subtotal - Non-cash adjustments	831,534	2,376,153
Effect of changes in:
Accounts receivable	(23,648)	(29,158)
Inventory	20,876	28,705
Prepaid expenses and other current assets	88,453	47,620
Deposits	-	500
Accounts payable and accrued expenses	805,865	177,769
Related party payables	170,053	144,508
Compensation & severance payable	(4,348)	48,318
Deferred revenue	21,351	57,367
Subtotal - net change in operating assets & liabilities	1,078,602	475,629
Net cash used in operating activities	(1,048,680)	(1,255,756)

Investing activities:
Purchase of property and equipment	(555)	(7,779)
Filing of patents	(147,473)	(93,037)
Costs of continuing MMRPro and website development	(61,995)	(153,191)
Net cash used in investing activities	(210,023)	(254,007)

Financing activities:
Net proceeds from convertible notes	301,995	831,436
Net proceeds from warrant exercises	59,500	104,280
Proceeds from equity line of credit	603,518	442,822
Proceeds from note payable	325,000	-
Payments of note payable	(151,753)	-
Proceeds from line of credit	15,000	-
Payments of line of credit	(102,669)	-
Proceeds from stock option exercises	-	45,503
Payments of capital lease	-	(4,128)
Net cash provided by financing activities	1,050,591	1,419,913
Net decrease in cash	(208,112)	(89,852)
Cash, beginning of period	311,103	363,689
Cash, end of period	$102,991	$273,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,085	$10,319
Cash paid for income taxes	$4,844	$2,865
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stocks	$152,182	$792,386
Payment of accounts payable and related party payables through issuance of common stock	$501,247	$1,051,908
Payment of payables through issuance of notes payable	$-	$24,387

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal Inc. (referred to herein, unless otherwise indicated, as "MMR," the "Company," "we," "us," and "our") was originally incorporated as Favrille, Inc. ("Favrille") in Delaware in 2000, and since its inception and before the Merger (as defined below), operated under a different management team as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. In May 2008, Favrille's ongoing Phase 3 registration trial for its lead product candidate failed to show a statistically significant improvement in the treatment of patients with follicular B-cell non-Hodgkin's lymphoma.

On January 27, 2009, the Company, through MyMedicalRecords, Inc. ("MMR Inc."), what is now our wholly-owned operating subsidiary, conducted a reverse merger with Favrille. We refer to this transaction as the "Merger". Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR Inc. were cancelled and the former stockholders of MMR Inc. received an aggregate of 79,812,116 shares of Favrille common stock. On February 9, 2009, following the completion of the Merger, we changed our corporate name to MMR Information Systems, Inc. In addition, we assumed the obligations of MMR Inc., under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represented the right to receive an aggregate of 12,787,080 shares of our common stock at the effective time of the Merger. In connection with the Merger, MMR became our wholly-owned subsidiary, with the former stockholders of MMR Inc. collectively owning shares of our common and preferred stock representing approximately 60.3% of the voting power of our outstanding capital stock. Effective June 15, 2010, we changed our corporate name to MMRGlobal, Inc., which we believe more accurately reflects our global imprint.

Through our wholly-owned operating subsidiary MMR Inc., we provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, and professional organizations and affinity groups. Our PHR, marketed both directly via our website at www.mymedicalrecords.com and as a private-label service, enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using an Internet- connected device. The MyMedicalRecords Personal Health Record is built on proprietary, patented and patent-pending technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMRPro, is an end-to-end electronic document management and imaging system designed to give physicians' offices, community hospitals and surgery centers an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in a timely manner through an integrated patient portal, MMRPatientView. The MMR Stimulus Program is offered with the MMRPro product offerings to help healthcare professionals recoup some or all of the cost of digital conversion of patient charts when they upgrade patients from the free MMRPatientView portal to a full-featured MyMedicalRecords PHR. MMR is an Independent Software Vendor Partner with Kodak to deliver an integrated turnkey Electronic Medical Records ("EMR") solution for healthcare professionals. In addition, in January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti-CD20 antibodies and data and samples from its FavId™/Specifid™ vaccine clinical trials for the treatment of B-cell Non-Hodgkin's lymphoma.

On March 8, 2011, we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including the company's anti-CD 20 antibodies and related FavID™ vaccine technologies acquired by MyMedicalRecords, Inc. through the merger with Favrille. As of this date the assets have not been transferred to the subsidiary.

The Company (formerly Favrille) was incorporated in Delaware in 2000, MMR Inc. was incorporated in Delaware in 2005, and both are headquartered in Los Angeles, CA.

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiaries MMR and MMR Life Sciences Group, Inc. We eliminated all intercompany transactions upon consolidation.

Basis of Presentation

We have prepared MMRGlobal's accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended June 30, 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern and Management's Plan

As of June 30, 2012, our current liabilities exceeded our current assets by $7.8 million. Furthermore, during the six months ended June 30, 2012, we incurred losses of $2.96 million, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of in this Quarterly Report on Form 10-Q.

At June 30, 2012 and December 31, 2011, we had $102,991 and $311,103, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Sixth Amended and Restated Note effective April 29, 2012 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1,674,445 at June 30, 2012 and a total Unpaid Balance (as defined in the Line of Credit) of $2,299,445, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any funds paid or advanced to third-parties on our behalf, any amounts guaranteed by The RHL Group and other obligations due the RHL Group pursuant to the terms of the Sixth Amended and Restated Note and the Security Agreement. As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2012 are as follows: $1,074,558, which is included in the line of credit, related party; and $599,887 related to other obligations due to The RHL Group, are included in related party payables.

Management's plan regarding this matter is to, amongst other things, continue to utilize the Line of Credit. At June 30, 2012, there was approximately $700,555 available under the Line of Credit. On April 16, 2012, we signed a Continuous Investment Agreement (the "CIA") with Granite State Capital LLC ("Granite") whereby Granite agreed to purchase up to 100 million shares of our common stock and provide us with up to $15 million based on the terms of the CIA as filed with the Securities and Exchange Commission ("SEC") as Exhibit 10-1 on our Current Report on Form 8-K filed on April 18, 2012. On May 8, 2012, we filed a registration statement with the SEC to register the 100 million shares of our common stock underlying the CIA, which became effective on May 29, 2012. We plan to utilize portions of our standby equity facility with Granite as needed. In connection with the CIA, on June 27, 2012, we signed a notice of cancellation for the purposes of terminating the Investment Agreement, dated September 15, 2009, by and between the Company and Dutchess Opportunity Fund, II, LP f/k/a Dutchess Equity Fund, LP ("Dutchess"). The notice was given pursuant to Section 9 of the Investment Agreement, which allows termination of the Agreement upon written notice from the Company to Dutchess. Pursuant to Section 9, the Company requested to terminate the Investment Agreement effective at 5:00pm EST on June 27, 2012. Finally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through the issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base and sell MMRPro products to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $102,991 and $311,103 as of June 30, 2012 and December 31, 2011, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2012 and December 31, 2011, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(f) INTANGIBLE ASSETS

Intangible assets are comprised of website and software development costs, domain names and patents. We account for website and software development costs in accordance with ASC 350-50, Website Development Costs, and ASC 985-20, Costs of Software to Be Sold, Leased or Marketed. Pursuant to ASC 350-50 and 985-20, we capitalize internally developed website and software costs when the website or software under development has reached technological feasibility. We amortize these costs, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website and software costs compared to the net realizable value. We then write off the amount by which the unamortized capitalized website costs exceed its net realizable value. During the six months ended June 30, 2012 and 2011, there was no impairment charges recorded.

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

Website and Software Development Costs: 5 Years

Domain Names: 5 Years

Patents: 20 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment, and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. We had no impairment charges during the six months ended June 30, 2012 and 2011.

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

(j) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the three and six months ended June 30, 2012 amounted to $0 and $2,099, respectively, while for the three and six months ended June 30, 2011 amounted to $27,468 and $74,623, respectively.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the six months ended June 30, 2012 and 2011 using the following assumptions.

	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	5 - 10 Years
Stock price volatility	144.34% - 148.34%	147.89%-148.34%
Risk free interest rate	0.35% - 0.35%	0.03%-2.14%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the three and six months ended June 30, 2012 and 2011 because they were anti-dilutive due to our net loss position. Stock options and warrants excluded from the computation totaled 104,581,442 shares for the three and six months ended June 30, 2012 and 90,509,649 shares for the three and six months ended June 30, 2011.

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

(n) RECENT ACCOUNTING PRONOUNCEMENTS

During December 2011, FASB issued ASU no. 2011-05, "Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income". Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a material impact on our financial statements.

NOTE 3 - RELATED PARTY NOTE PAYABLE

On April 29, 2011, we and The RHL Group entered into a Fifth Amended and Restated Secured Promissory Note, or the Fifth Amended Note, and we agreed to guaranty MMR's obligations under the Fifth Amended Note (the "Guaranty"). The Fifth Amended Note amends and restates the April 29, 2010 Fourth Amended and Restated Secured Promissory Note Agreement. The Fifth Amended Note matured April 29, 2012, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fifth Amended Note remains at $3,000,000.

On June 22, 2012, the Company and The RHL Group entered into a Sixth Amended and Restated Promissory Note, or the Sixth Amended Note (also referred to herein as the "Line of Credit"). The Sixth Amended Note amended and restated that certain Fifth Amended and Restated Promissory Note by extending the maturity date of the Existing Note for one year to April 29, 2013 based on the original maturity date of April 29, 2012. The Amended Note does not materially alter the terms of the Existing Note other than for the fact that there were no loan origination fees charged by The RHL Group on this renewal. In connection with the Sixth Amended Note, the Company issued The RHL Group warrants to purchase 2,852,200 shares of the Company common stock at $0.02 per share. Such warrants are fully vested and are exercisable either in cash or on a cashless basis at any time prior to the fifth anniversary of the date of issuance.

The Sixth Amended Note had a balance of $1,674,445 at June 30, 2012. The components of the Sixth Amended Note and the related balance sheet presentation as of June 30, 2012 are as follows: $1,074,558, which are included in the line of credit, related party; and $599,887 for other obligations due to The RHL Group, are included in related party payables.

Total interest expense on the Line of Credit for the three months ended June 30, 2012 and 2011 amounted to $38,650 and $34,441 respectively. Total interest expense on this note for the six months ended June 30, 2012 and 2011 amounted to $76,954 and $66,069 respectively. The unpaid interest balances as of June 30, 2012 and December 31, 2011 were $63,953 and $24,145, respectively.

In conjunction with the Sixth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 in cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 30, 2012. As part of that process we received a waiver from The RHL Group for the covenants until August 31, 2012.

Additional information regarding the Sixth Amended and Restated Note is contained in Exhibit 10.1 to this current report on Form 10-Q.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2012.

MMR, in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMR has based this on an expectation that the combined entity will generate net operating losses in 2012, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and six months ended June 30, 2012.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease requires a monthly payment of $5,500 commencing in September 2010. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the three months ended June 30, 2012 and 2011 was $27,729 and $32,079, respectively. Total rent expense for the six months ended June 30, 2012 and 2011 was $55,458 and $49,465, respectively. Future minimum lease payments as of June 30, 2012, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

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

On February 17, 2012, Robert Lorsch agreed to guarantee a convertible note with a principal amount of $150,000 to a third-party only in the event that the Company does not issue shares pursuant to a Conversion Notice.

Concentrations

For the three months ended June 30, 2012, our three largest customers (E-Mail Frequency $51,447, Visi Inc. at $25,000, and Paramount at $15,673) accounted for approximately 47% of our total revenue.

For the six months ended June 30, 2012, our three largest customers (Celgene at $100,000, E-Mail Frequency at $51,447, and Visi Inc. at $25,000) accounted for approximately 48% of our total revenue.

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

On July 31, 2011, Ropers, Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, filed a civil complaint on behalf of MyMedicalRecords.com ("MMR- US") in the Superior Court For the State of California, County of Los Angeles. Named as defendants in that case were Taylor Armstrong, Russell Armstrong and a corporation known as NuWay Digital Systems. Among other things, the Complaint alleged that Taylor Armstrong and her husband Russell Armstrong breached a 2007 settlement agreement between themselves and MMR-US. Ropers litigated this case until several weeks prior to commencement of trial. After the court denied Taylor Armstrong's motion for summary judgment, she agreed to a settlement. Due to the death of Russell Armstrong and adverse press that followed, Taylor Armstrong's ability to pay an eventual judgment was doubtful. As part of the settlement, Taylor Armstrong represented that she was unable to fund an anticipated judgment against her and also executed a side letter representing that as of May 24, 2012 she was unaware of any sources of income she would be receiving during the next six months other than income from the Real Housewives of Beverly Hills. The letter further stated that she was not negotiating any new assignments or deals that would generate income during the 6 month period. MMR relied on these representations as a material part of the settlement. As further consideration for settlement, Taylor Armstrong transferred undisclosed property and executed a promissory note in favor of the company.

On January 26, 2012, MMR filed a complaint against a certain former officer of pre-merger Favrille, Inc., and other potential defendants (the "Favrille Defendants") that the Company believes may have committed wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of MMRGlobal. Ropers became counsel of record in this matter. The parties have reached an understanding in principal and are now in the process of documenting in a final settlement agreement. The defendants in this suit have agreed to supply MMR significant information and data concerning the intellectual and personal property that was misappropriated. The information and data will allow MMR to determine the value of the intellectual and personal property and potentially exploit the same through licensing and sale arrangements.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 3011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and prayed for damages in an amount not less than $5 million. The contract contains an arbitration clause and arbitration proceedings have commenced. An appeal is also presently pending the Second Appellate District of the California Court of Appeal stemming from the Superior Court's denial of SCM's Petition to Compel Arbitration. The Company and SCM have agreed to participate in an appellate mediation program administered by the California Court of Appeal and are in the process of effectuating the same. Thus, this litigation is currently pending before the arbitration tribunal, the Superior Court and the Court of Appeals. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

MMR has received a claim from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. To date no lawsuit has been filed.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of June 30, 2012, and December 31, 2011, there were no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2012, we are authorized to issue 950,000,000 shares of common stock.

On June 20, 2012, the stockholder's of the Company voted and approved the increase in the authorized shares of the Company's common stock from 650,000,000 to 950,000,000.

On May 24, 2012, the Company filed a Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares pursuant to the CIA, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents for its investment in the Company. Subject to the terms and conditions of the CIA, the Company has the right to put up to $15 million in shares of our common stock to Granite. As of June 30, 2012, the amount available under the equity line facility was $15 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of June 30, 2012, the total shares of our common stock issued and outstanding amounted to 409,529,064.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

On January 21, 2010, our Board of Directors approved an increase to the number of shares authorized for issuance under our 2001 Equity Incentive Plan (the "Plan") from 12,000,000 to 27,000,000 shares as we determined that the number of shares remaining under the Plan was inadequate to retain our key directors, executives and managers. Our stockholders approved the increase to the Plan on June 15, 2010.The Plan expired on June 5, 2011 and no options were issued under the Plan since that date. On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the Plan under the same general terms. On June 20, 2012, the shareholder voted and approved the 2011 Equity Incentive Plan at the 2012 Annual Shareholder Meeting.

A summary of option activity for the six months ended June 30, 2012 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2011	40,773,523	$0.12	6.29	$1,498,794
Granted	7,750,000	0.06
Exercised	-	-
Cancelled	(5,875,972)	0.11
Outstanding at June 30, 2012 (Unaudited)	42,647,551	$0.10	6.46	$-

Vested and expected to vest
at June 30, 2012 (Unaudited)	42,647,551	$0.10	6.46	$-

Exercisable at June 30, 2012 (Unaudited)	26,697,549	$0.12	4.98	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expenses recorded during the three months ended June 30, 2012 and 2011 were $231,840 and $305,819, respectively.

Total stock option expense recorded for the six months ended June 30, 2012 and 2011 amounted to $446,680 and $721,829, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

$0.05 - 0.09	11,450,000	9.40	$ 0.07	864,583	6.17	$ 0.08
0.1 - 0.15	28,312,290	5.31	0.11	22,947,705	4.76	0.11
> 0.15	2,885,261	6.06	0.19	2,885,261	6.06	0.19
	42,647,551			26,697,549

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

On April 6, 2012, the Company granted Robert H. Lorsch, our Chairman and Chief Executive Officer, a warrant to purchase 470,000 shares of our common stock at an exercise price of $0.0319 per share in consideration of a guarantee given by Mr. Lorsch to a lender, to guarantee payments due to the lender for a bridge loan received by the Company. The warrant vests immediately and expires five years from the date of issuance.

On April 24, 2012, the Company granted B.Riley, an investment banking firm, a warrant to purchase 1,000,000 shares of common stock at a price of $0.06 per share and a warrant to purchase 1,000,000 shares of common stock at a price of $0.10 per share, in conjunction with the signing of an engagement letter with the Company. The first 1,000,000 warrants vest immediately and the second 1,000,000 warrants vest upon the signing by us of a definitive term sheet for a transaction. Both warrants expire five years after the issuance date.

On June 26, 2012, the Company granted 2,852,200 shares of common stock to a related party at a price of $0.02 per share for services rendered in the amount of $57,044.

A summary of the activity of the Company's warrants for the six months ended June 30, 2012 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2011	64,336,691	$0.31
Granted	5,777,200	0.04
Exercised	(1,105,000)	0.05
Cancelled	(9,481,346)	0.24
Outstanding at June 30, 2012	59,527,545	0.30

The following summarizes the total warrants outstanding and exercisable as of June 30, 2012.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.05 - $0.25	54,067,635	2.22	$0.10	43,142,039	2.27	$0.10
$0.25 - $2.50	1,010,000	2.17	0.31	2,166,346	0.83	0.39
> $2.50	4,449,910	0.36	2.77	4,699,910	0.34	2.83
	59,527,545			50,008,295

Shares Issued for Services or Reduction to Liabilities

During the six months ended June 30, 2012, we issued 22,136,523 shares of common stock with a value of $501,247 to various employees, members of the Board of Directors and non- employees and charged the proceeds to the appropriate accounts for the following reasons:

	Six-Months Ended June 30, 2012
	(Unaudited)

Purpose	Shares	Value

Reduction of payables	16,568,045	$352,705
Services Provided	5,568,477	148,542

Totals	22,136,522	$501,247

The 22,136,523 shares were not contractually restricted, however as they have not been registered under the Act, they are restricted from sale until they are registered under the Securities Act of 1933, as amended (the "Act"), or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

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

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for past services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. On June 20, 2012 and June 22, 2012, the Company issued a total of 6,250,000 shares of our common stock at $0.02 per share as an incentive to eight employees and three consultants for past services rendered and future services to be rendered under the Stock Bonus Program. All shares vest on January 21, 2013 and are forfeitable before such time.

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

On July 19, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $168,442 which included a 7% closing discount in the amount of $11,020. This Note replaced and terminated a portion of a promissory note originally issued to a related third-party on September 21, 2010 for $150,000 plus accrued interest of $7,422. The Restated Note is convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of September 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with September 30, 2011 being the 10th day. In addition, the Note was treated as derivative due to the variable nature of the conversion price for the period from July 19, 2011 through September 30, 2011. The derivative liability related to this conversion feature was calculated at $108,481. On August 12, 2011, $50,000 or 30% of the note was converted into common stock; the Company valued the contract again using the Black-Scholes option valuation model and recorded the difference between the value at July 19, 2011 of $108,481 and the value at August 12, 2011 of $115,167, as a loss on change in value of derivatives of $6,686. The Company also relieved $34,186 or 30% of the derivative value upon the 30% of the note conversion. On September 30, 2011, the Company re-valued the derivative with the assumptions used and calculated an increase in value of the derivative of $17,210. Per the contract, the note conversion price became fixed at September 30, 2011; therefore, the Company reclassified the entire remaining derivative value of $98,192 to equity on September 30, 2011. There is no derivative liability at June 30, 2012.

We did not designate any of the derivatives liabilities as hedging instruments.

The inputs used for the Black-Scholes option and warrant valuation model were as follows.

	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	5 - 10 Years
Stock price volatility	144.34% - 148.34%	147.89%-148.34%
Risk free interest rate	0.35% - 0.35%	0.03%-2.14%
Expected dividends	None	None
Forfeiture rate	0%	0%

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short term loan due to a third-party, payable in full on July 3, 2012 with 12.5% interest	213,247	-

	538,590	325,343
Less: current portion	538,590	325,343
Notes payable, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time we enter into Convertible Promissory Notes ("Note(s)"). As of June 30, 2012, a total of $1,137,808 in Notes remained outstanding and the investors had not chosen to convert their Note balances into shares of our common stock.

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

On various dates between May 4, 2012 and June 29, 2012, we entered into thirteen different Convertible Promissory Notes with twelve different unrelated third-parties for principal amounts totaling $265,000. The Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at our sole discretion. At any time from and after the earliest to occur of (i) the approval of the stockholder's of the Company of the increase in the authorized shares of the Company's common stock from 650,000,000 to 950,000,000; or (ii) the availability of sufficient unreserved shares, the Company shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. If the Company were to elect to convert such Notes, it will issue a total of 13,250,000 shares.

The total interest expense attributed to the Notes and related warrants for the three months ended June 30, 2012 and 2011 was $11,537 and $615,677 respectively. The total interest expense attributed to the Notes and related warrants for the six months ended June 30, 2012 and 2011 was $47,679 and $921,539 respectively.

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

As of June 30, 2012, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the six months ended June 30, 2012 on these severance liabilities.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 20.89% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Sixth Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $12,500 during the three months ended June 30, 2012 and 2011 and $25,000 during the six months ended June 30, 2012 and 2011, toward marketing consulting services from Bernard Stolar, a director. We included $6,250 and $122,695 in related party payables as of June 30, 2012 and December 31, 2011, respectively, in connection with these services.

We also incurred $12,500 during the three months ended June 30, 2012 and 2011 and $25,000 during the six months ended June 30, 2012 and 2011, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of June 30, 2012 and December 31, 2011 of $33,669 and $8,667, respectively, in connection with these services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. On May 4, 2010, we granted to Latino Coalition 92,593 shares of common stock, valued at $24,908 in consideration for marketing services. We did not pay any amounts to the Latino Coalition in both 2012 and 2011. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

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

We also incurred $0 and $12,500 during the three months ended June 30, 2012 and 2011, respectively, and incurred $0 and $25,000 during the six months ended June 30, 2012 and 2011, respectively, for finder's fees and consulting services from George Rebensdorf of The Rebensdorf Group and a former director. We included in related party payables as of June 30, 2012 and December 31, 2011 of $0, in connection with these services. Any Agreement for these services has been terminated.

We also incurred $394 and $983 during the three months ended June 30, 2012 and 2011, respectively, and incurred $394 and $6,983 during the six months ended June 30, 2012 and 2011, respectively, for consulting services from Jack Zwissig, a director. We included in related party payables as of June 30, 2012 and December 31, 2011 of $5,876 and $41,885, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended June 30, 2012 and 2011, the total expenses relating to this stockholder amounted to $15,000 and $66,069, respectively, and incurred $141,117 and $160,518 during the six months ended June 30, 2012 and 2011, respectively. In addition, we capitalized $41,184 of software development costs for the six months ended June 30, 2012. As of June 30, 2012 and December 31, 2011, the total amounts due to the stockholder and included in related party payables amounted to $437,429 and $306,312, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We licensed an existing 80 million person direct-marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the three months ended June 30, 2012 and 2011 was $12,500. Amortization expense for the six months ended June 30, 2012 and 2011 was $25,000. In addition, we incurred a total of $6,939 and $6,469 during the three months ended June 30, 2012 and 2011, respectively, and incurred $13,878 and $1,889 during the six months ended June 30, 2012 and 2011, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at June 30, 2012 and December 31, 2011 of $35,565 and $21,687, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $87,000 and $19,095 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2012 and 2011, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On July 2, 2012, the Company has received its official business license from the Chinese government to operate Unis Tonghe MMR International Health Management Service Co., Ltd., a joint venture between Unis-Tonghe Technology (Zhengzhou) Co., Ltd and MMRGlobal. The JV is officially licensed with the Chinese government and is approved to operate and generate revenue. The license enables the Joint Venture company to develop medical information management software, medical information technology software, health records management systems, and provision of related services, including the Company's Personal Health Record systems. The business will offer its products and services to the Chinese government, hospitals, healthcare facilities and to the public and is valid through 2042.

On July 9, 2012, the Company announced that it received Notices of Allowance for two additional biotech patents from the Mexican Industrial Property Institute, which is the equivalent to the United States Patent and Trademark Office. Of most significance is the issuance of an anti-CD20 monoclonal antibody patent which marks the first such approval for protection of the Company's specific antibodies that have particular utility in fighting cancers. The Company's Mexican biotech patents are entitled "Antibodies and Methods for Making and Using Them" (Serial No. MX/a/2009/006659), and "Method and Composition for Altering a B Cell Mediated Pathology" (Serial No. MX/a/2011/001110), which relates to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer. The manufacturing patent is similar to those manufacturing patents already issued in the U.S. and Singapore and pending in various other countries of commercial interest around the world.

On July 30, 2012, the Company, MMR Inc., and The RHL Group amended and restated the Sixth Amended and Restated Note by entering into that certain Seventh Amended and Restated Promissory Note (the "Amended Note"), effective as of July 30, 2012. The Amended Note amends and restates that certain Sixth Amended and Restated Promissory Note entered into between the foregoing parties, effective April 29, 2012 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) increasing the amount available under the Credit Facility from $3,000,000 to $4,500,000 to accommodate additional financing needs of the Company and/or MMR Inc.; and (ii) granting The RHL Group the right to convert, at any time following the date of the Amended Note, up to an aggregate of $500,000 in outstanding principal of the Credit Facility into shares of the Company's Common Stock at a conversion price of $0.02 per share. The amendment did not change the maturity date of the Existing Note which is due to mature on April 29, 2013. There were no loan origination fees charged by, or warrants issued to, The RHL Group with respect to the Amended Note. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

On August 9, 2012, the Company announced it has retained the law firm of Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP (Liner) to protect and monetize MMRGlobal's intellectual property, including the past, present and future use by third parties of its health IT patents. Liner will also work with existing MMR consultants and bankers to identify markets and potential infringers, including healthcare IT service vendors and healthcare providers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the description of our business appearing in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 (the "Form 10-K"). This discussion contains forward-looking statements, which inherently involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

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

Source of Revenues

We derive our revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with a credit card or PayPal account either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. During the three and six months ended June 30, 2012, the Company received $55,080, and $99,926 from subscriber revenues, respectively, which represents 27.7% and 26.9% of our revenues for such periods, respectively.

We are also generating revenues from the licensing of our biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees - Biotech" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognized these fees as revenue as payments were received. During the three and six months ended June 30, 2012, the Company received $0, and $100,000 from Celgene, respectively, which represents 0% and 26.9% of our revenues for such periods, respectively.

We also derive our revenues from the sale of our MMRPro system, which includes a high-tech scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and warranties. Installation and training are provided as part of the agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. We allocate the revenue derived from these arrangements among all the deliverables, based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. During the three and six months ended June 30, 2012, the Company received $88,699, and $110,279 from MMRPro revenues, respectively, which represents 44.6% and 29.7% of our revenues for such periods, respectively.

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

Factors Affecting Future Results

Intellectual Property

We continue efforts to build and maximize the current and future value of our U.S. and international patent portfolios in the health information technology and biotechnology areas. With the intellectual property that we acquired from Favrille when the Merger was completed in January 2009, our biotech portfolio currently includes three U.S. patents, four U.S. pending patent applications, six patents in foreign countries and 14 pending patent applications in foreign countries. These assets include, but are not limited to, the exploitation and licensing of patents, data and samples from the Company's pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine and the anti-CD20 antibody panels. MMR's health IT portfolio, which the Company has been building since 2005, includes three U.S. patents (with a total of 81 claims), 18 pending U.S. patent applications (with hundreds of pending claims), five patents in foreign countries, and nine pending patent applications in foreign countries. These patents have the potential effect of enabling the Company to control a dominant marketplace position in personal healthcare.

In biotechnology, we continue to work with scientist, investment bankers, and experienced venture capitalists to assist us in generating revenue through licensing agreements as would be usual and customary in that industry, and which could include milestone payments as the term is generally used in the industry.

Exploiting MMRGlobal Biotech Assets and Patents

Although the Company's primary business is the Web-based storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the Merger. Pre-Merger, the Company spent more than $140 million in development of the biotech assets, which are comprised of patents, patient samples and data from the FavId™/Specifid™ idiotype vaccine trials and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma and additional B-Cell mediated conditions such as rheumatoid arthritis. Subsequent to the Merger, we have recovered additional intellectual property in the form of over 1,800 patient samples, samples of the vaccine, a collection of insect cells used in the manufacture of the vaccine and other materials collected during the Company's pre- Merger FavId™/Specifid™ vaccine trials. The insect cells are of a particular kind believed to be susceptible to a particular baculovirus infection providing unique utility including Trichoplusia ni (Hi-5) and Spodoptera Frugiperda (Sf9) cells which are important to the Company and a material element in its issued patents numbers 6,911,204, 8,114,404 and 8,133,486 as well as pending patent applications.

In May 2012, the Company was granted a patent in Mexico entitled "Antibodies and Methods for Making and Using Them" that was of special significance because it marks the first such approval for protection of the Company's specific anti-CD20 monoclonal antibodies that have particular utility in fighting cancers and was originally developed as a next-generation Rituximab. Rituxan®, the first monoclonal antibody approved by the FDA with reported sales of $7.1 billion in 2011, is due to go off patent in 2015. Patents for the Company's antibodies are also pending in a number of additional countries including the United States, Australia, Brazil, Canada, China, Hong Kong, India, Europe, Japan and Korea. Additionally, the Company received Notice of Allowance in June from the Mexican Industrial Property Institute (the equivalent to the United States Patent and Trademark Office) for its patent entitled "Method and Composition for Altering a B Cell Mediated Pathology." This relates to methods of manufacturing compositions for B-Cell vaccines used in the fight against lymphoma and potentially other forms of cancer and is similar to those manufacturing patents already issued in the U.S. and Singapore and pending in various other countries of commercial interest around the world.

The Company has been working to perfect the patent condition of its biotech assets for more than three years. As a result, we now have biotech patents and patent applications pending in the U.S. and at least 11 foreign countries of commercial interest that provide competitive advantages for this biotechnology. Once granted, additional patent applications may obtain additional scope of biotech patent protection.

In addition, we plan to continue pursuing license agreements with companies like Celgene that have expertise in the area of biotechnology and specifically in treating lymphomas and other cancers, and which can benefit from the use of our clinical and scientific data.

MMRGlobal Health IT Patents

Currently, the Company's health IT patents have been either issued or are pending in more than 13 countries, and our Personal Health Records patent portfolio has been the subject of worldwide rigorous examination creating a significant licensing opportunity to companies providing EMR or electronic health information services globally. The Personal Health Records patent portfolio is in addition to our portfolio of biotech patents and includes issued patents on our MyMedicalRecords.com, MyEsafeDepositBox.com and MMRPro document imaging and management systems as well as the pending provisional patents and utility applications in the U.S. and numerous other countries around the world.

Following the approval of three of our patents by the United States Patent and Trademark Office in the first quarter directed at a "Method and System for Providing Online Medical Records," we were granted a similar patent in April by the Mexican Industrial Property Institute. This enables the Company to pursue licensees, hospitals and university partnerships in Mexico and paves the way for the Company to enter into licensing agreements similar to the licensing and joint venture agreements already in place in China and Australia.

The Company also has hundreds of patent claims in pending U.S. applications including 18 U.S. utility and provisional patent applications related to health information technology. These include applications directed towards a Mobile Platform for Personal Health Records, a Method and System for Managing Personal Health Records with Telemedicine and Personal Health Monitoring Device Features, Prepaid Card Services related to Personal Health Records, a Universal Patient Record Conversion Tool, Aggregation of Data from Third Party Systems into a Personal Health Record Account and Electronic Health Records in Clinical Trials. The Company believes that many of the pending claims will ultimately be allowed including both health IT and non-health IT/medical applications which are pending in the Company's entire patent portfolio. We also have five patents in foreign countries and nine pending patent applciations in foreign countries, two of which are Patent Cooperation Treat ("PCT") applications.

We intend to pursue patent protection in other countries where we may offer our products in the future. We consider patent protection an important element of a sound intellectual property portfolio, and based on the projected growth of the PHR and digitized medical records business, we are planning to exploit licensing revenue and, where necessary, pursue patent infringements, although we do not anticipate being able to prevent our competition from using other methods to achieve similar ends.

Competition

Major competitors include NoMoreClipboard.com, WebMD Health Manager, MyMediConnect and Zweena Health, however, MMR believes that it offers the most comprehensive, universal, versatile and easy-to-use service creating a competitive advantage in the marketplace:

  Universal PHR built on patented telecommunications platform that seamlessly integrates Internet, fax, and voicemail technologies to transmit, store and share medical records enabling multi-platformed, multi-channeled and more connected healthcare.
  Interfaces/communicates with virtually any EMR platform (easy integration capability).
  More cost-effective and easy-to-use interface relative to other options (competitors offer limited document management capabilities).
  Company's numerous patents and IP act as a barrier to entry.

Moreover, even though we are competing with companies that spend hundreds of millions of dollars in the health IT market, we have managed to spend a fraction of that amount and still enjoy strategic partnerships and sales and licensing agreements designed to generate revenues with companies such as UST Global, 4medica, Alcatel-Lucent and ng Connect, Chartis Insurance, Coverdell, China Joint Venture Partner Unis-Tonghe Technology (Zhengzhou) Co., Ltd., Australian licensee VisiInc PLC, Eastman Kodak, E-mail Frequency, Fujitsu Computer Products of America, Inc., Interbit Data, MedicAlert, REACH Air Medical Services, Mickey Fine Pharmacy, St. Helens Hospital in the United Kingdom, XN Financial, VIDA Senior Resource, Inc., and healthcare providers and surgery centers across the United States. The Company has also entered into agreements to provide its products and services through Mobile Home Park chains, Evolution Fitness (formerly Gold's Gyms), and Datavo Business Data & Voice Solutions, and is planning on launching services under an amendment to its Chartis/AIG Agreement with Travel Guard.

Although we have competition, we believe that our product is the most robust and comprehensive product in the market and we feel confident that the patents surrounding the products will prove to have tremendous potential in the end. This was made clearer by the 2012 National Physicians Survey published in June, which showed that fax remains the predominant form of communication for 63% of healthcare providers. While one out of three physicians use a laptop, 20% use Smartphones and 12% use iPads in their practices, the fax is "still king with physicians" along with the telephone. We believe this survey further highlights the value of our patented products and services since telephony and fax make up the backbone and infrastructure of the Company's SaaS Personal Health Record and professional document management systems.

Marketing and Sales

Marketing Update

Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the health information technology market. We are expanding our consumer market through strategic partnerships with nurse advocates, local pharmacies, home healthcare specialists, and medical supply companies, all of whom have significant one-on- one relationships with patients who can benefit immediately from the use of our PHR. Likewise, we have created a retail consumer model through the use of prepaid Personal Health Record cards, which will be sold through retail brick and mortar outlets. On the professional side, demand is increasing in the field of ambulatory surgical centers and EMR systems as well as other clinics looking for an elegant and cost-effective scanning and document management solution. We also view specialty practice areas such as pediatrics, chronic care illnesses and geriatrics as fertile grounds for expanding the MMRPro solution with the integrated patient portal MMRPatientView.

With the use of teleconsulting and telemedicine becoming increasingly prevalent in healthcare, our MyMedicalRecords PHR solution provides a well-suited platform to facilitate collaboration between patients and their doctors and other healthcare providers with the ease of use and integration the solution provides. Through the Company's relationship with ngConnect and Alcatel-Lucent, we have launched a telemedicine reporting module inside the MyMedicalRecords PHR and are further working on identifying strategic partners to send medical information through our portal. We are also actively working with ng Connect to assist the Company in taking our Personal Health Record products and services into Alcatel- Lucent's government and telecommunications clients. Additionally, we are continuing to work with major telecommunications companies to bring the MyMedicalRecords.com Personal Health Record to Smartphones. We continue to be actively involved in meetings with Verizon. The Company believes that its patents give us a competitive advantage when negotiating services with the major carriers since many mobile phones receive fax.

As previously reported, we are working with 4medica to integrate our PHR with laboratory reporting services which is used by tens of thousands of doctors nationwide. Once this application is available, which is expected in Q3, information will be put directly into subscribers' accounts and users will be able to view their laboratory report results in binary format, meaning they will also be able chart and graph this data. The ability for consumers to directly access their lab report results is also a national initiative being driven by the Department of Health and Human Services which under "new rules" seeks to expand the rights of patients to gain access to test results reports directly from labs using health IT solutions.

Under the Health Information Technology for Economic and Clinical Health Act (HITECH), which was part of the 2009 American Recovery and Reinvestment Act (stimulus bill), a core "Meaningful Use" objective requires that for physicians to qualify for government incentive payments, they need to provide more than 50% of their patients with timely electronic copies of their personal health information in Stage 1, transitioning to the same measure of patients being provided the ability to view online, download and transmit their health information in Stage 2, and at least 90% of patients in Stage 3 by 2014. This is believed to be spuring eligible healthcare professionals to seriously focus on how they will offer Personal Health Records to their patients. As a result, the Company entered into such strategic partnerships in the last year as we have with UST Global and Interbit Data, the latter to provide our MMRPatientView portal to users of the MEDITECH EMR system. MEDITECH is being used by more than 650 hospitals nationwide. Although the solution is only deployed for MEDITECH at this time, we believe that it can work with virtually any EMR platform, which opens up a significant new market opportunity for us.

On the professional side, after nearly three years of development, the Company launched the modules that enable physicians to receive and send faxes from inside a fully functional EMR. Partnered with 4medica, we began incorporating our EMR/EHR Fax Communications Gateway in 4medica's Certified Meaningful Use Integrated Electronic Health Record (4medica iEHR®) at the end of June. 4medica provides the industry's leading cloud clinical integration platform and solutions and the program will also use MMR's patented document management and imaging solution to facilitate electronic consultations for both inbound and outbound referral letters. 4medica will pay monthly minimum usage and patent licensing fees based on the size of the Gateway plus a 20% royalty on revenues generated from healthcare providers.

We plan to continue to take advantage of the burgeoning consumer health information market and leverage federal legislation and initiatives. Beyond HITECH, we believe that the healthcare reform legislation passed by Congress and signed by the President into law in March 2010 (Patient Protection and Affordable Care Act, or ACA) also represents a significant behavioral shift in how consumers will manage their healthcare because of the requirement that most everyone have insurance. After the U.S. Supreme Court heard oral arguments challenging the law during the last week of March 2012, the Court announced its ruling on June 28 to uphold most of the healthcare reform law, which includes the individual mandate requiring most U.S. residents to have health insurance. Although the ruling did not touch directly on health IT or affect the federal incentive programs for EMR/EHR adoption, healthcare reform is now able to move forward with greater clarity. The challenges created by the influx of newly insured to better manage the cost of their care along with the administrative efficiencies mandated by the ACA should see greater demand for health IT solutions such as those provided by MMR.

With government mandates and stimulus building both awareness and momentum for personal and electronic health records, others not directly affected by Meaningful Use incentives are driving healthcare technology to control healthcare spending, and we began recalibrating our marketing and sales strategies in 2012 to allocate resources in these areas. These include pharmacies that can offer patients drug interaction tools within a PHR and prescription refill reminders, the patient-centered medical home where caregivers placed PHRs at the top of their list of technologies that can best support their practice issues, retailers who can use this as a tool to create stickiness and build loyalty programs at the point-of-sale, and the world of telemedicine where data from remote patient monitoring devices is transmitted by smartphones into a patient's PHR for sharing by the entire medical team, such as what the Company is doing with Alcatel-Lucent.

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

As part of the strategy, we are in the process of creating a national sales representative network that will be able to bring us into the larger retail accounts such as chain pharmacies. The Company is completing the agreement process with the first of these representatives and expects to be calling on large retailers by end of Q3. Consumers will be able to purchase a Prepaid Personal Health Record card at retail, which will be manufactured in a high quality credit-card style. The package surrounding it will provide information on the PHR service to encourage both initial purchase and then active use. Because the prepaid card is high quality, emergency personnel will be able to find it in a user's wallet in the event of a medical emergency, which reinforces the special Emergency Login feature of the MMR product. The Company plans to have a magnetic stripe on the back of the card as well, which will allow us to offer the prepaid product in conjunction with pharmacy or store loyalty programs.

In addition, the Company is working to create partnership programs with caregivers who can distribute its product to patients who most need a Personal Health Record. The Company is in the process of launching its program with VIDA Senior Resource, Inc., a family owned and operated community resource organization headquartered in Boise, Idaho, which provides senior home care services nationwide through a network of certified owned and operated agencies. It is estimated that our product will be sold to some 50,000 patients. It is important to note that VIDA will be selling the PHR at a significantly higher price point, $19.95 per month or $199.95 annually, than it is currently being sold direct to consumer on the Company's Website. The Company has conducted several trainings for VIDA personnel in preparation for rolling out the product to VIDA clients. At the same time, the Company announced relationships with patient advocates who are selling the MyMedicalRecords PHR directly to their clients. The Company also attended the Visiting Nurses Association of America trade show in Phoenix in order to begin to create distribution to that channel in which 90,000 nurses work with nearly 4 million patients nationwide.

We are actively working with E-mail Frequency and its partners, AmeriDoc™ and National Benefit Builders, Inc., on embedding MyMedicalRecords in benefit programs as part of a suite of healthcare products and services.

The Company recently introduced a new enhanced service called Personal Touch, in which a credentialed health professional collects the medical records on behalf of a MyMedicalRecords.com subscriber, then works with the subscriber to organize the records and put them into the PHR. The Company believes that the new service will help to speed-up adoption of the PHR product because it removes the need for the user to collect his or her own medical records, thus providing a tremendous convenience. The Personal Touch service also is sold at a premium price - $179.95 annually instead of $99.95 annually. Initial test marketing of the product has shown very promising metrics and we believe that the Personal Touch concierge service can make a significant contribution to our subscriber revenues beginning in Q3 as the marketing program expands. The above is in addition to our ongoing main sales channels focused on healthcare professionals, direct to consumer, corporate sales, insurance companies, affinity group and membership organizations.

In the second quarter, the Company increased utilization of social media (YouTube, Facebook, Twitter) to enhance brand loyalty for our MyMedicalRecords PHR and connect with a greater number of potential users. The Facebook advertising campaign that we have been running delivered 20.7 million impressions in the month of June. The campaign uses targeted messages which drive people to both disease-specific and family wellness pages such as www.mymedicalrecords.com/diabetes and www.mymedicalrecords.com/family.

MMRPro

Sales of MMRPro are being directed at physicians, particularly small group and sole practitioners who still do not have any way to digitize the paper in their offices and who do not want to invest the hundreds of thousands of dollars necessary to implement an EMR system, community hospitals and other clinics which do not have the funds or technology resources to invest in a fully functional EMR system, surgery centers and specialty clinics, and EMR and EHR vendors who are looking for a way to bring a patient portal into their systems without having to build their own import modules. We also work with document imaging sales and distribution channels, and the Company is utilizing distribution networks of companies who already sell other products into doctor offices. These distribution partners also help increase our integration and support network.

We are also continuing to build relationships with companies managing Ambulatory Surgical Centers (ASCs), and in the second quarter we signed two additional agreements with, Regent Surgical Health to install MMRPro systems. The MMRPro systems were installed at facilities managed by Regent in Fort Myers, Florida and New Brunswick, New Jersey. The Company expects additional agreements in Chicago, Illinois this quarter. These sales are in addition to previous sales of MMRPro systems for Regent, a leading surgery center management and development company that currently manages more than 20 facilities nationwide. Additionally, through our partnership with Interbit Data, we created a joint software solution that allows hospitals and other clinical facilities to use a Meaningful Use certified solution to instantly make health information available to patients securely over the Internet using MMRPatientView from any EMR system without first having to scan, fax or print any documents. The Interbit Data-MMR module, which the Company presented at the International MUSE Conference in May-June, is already being installed in hospitals and is certified for Meaningful Use with MEDITECH systems.

In June, we announced a new business arrangement with Fujitsu Computer Products of America, Inc., one of the world leaders in scanning solutions, which incorporates MMRPro with their new ScanSnap N1800 Network Scanner. Utilizing a proprietary interface created by DocuFi™, the document imaging solution offers smaller physician offices, community hospitals and surgery centers the MMRPro system as a lower cost service alternative to digitize medical records.

China

In June 2012, the Company received its official business license from the Chinese Government to operate the Unis Tonghe MMR International Health Management Service Co., Ltd. Joint Venture (the "JV"). The license enables the JV to develop medical information management software, medical information technology software, health records management systems, and provision of related services, including the Company's Personal Health Record systems. The JV will offer its products and services to the Chinese government, hospitals, healthcare facilities and to the public, and is valid through 2042. The completion of the definitive Joint Venture agreement between MMR and Unis-Tonghe Technology (Zhengzhou) Co., Ltd., or Unis, was first announced in January 2010, with the cooperation to build a customized version of MMR's proprietary PHR services and professional document imaging and management solutions in China. During the application and registration process of responding to requests from the Chinese Government, the JV has already been installing early stage EMR systems in three hospitals in Henan Province, with a population of over 100 million. The JV, under a 30-year operating agreement, has also begun participating in formal government bids to commence numerous medical records projects in China, which include continuing to offer MMR's Personal Health Record services and other related products.

Since 2010, Alcatel Lucent has provided support to MMR in China. Starting in _______MMR also became a member of Alcatel Lucent's ng Connect program. The Unis-Tonghe/MMR JV is working with Alcatel-Lucent to also assist the launch of MMR's Personal Health Record products and services in China. More recently MMR has begun conversations with ng Connect to expand that support throughout the Asia Pacific region. As part of this relationship Alcatel-Lucent is also supporting the JV's first installations of MMR Personal Health Records in a 10-hospital network operating in Qinyang City and Xiuwu County in the prefecture-level city of Jiaozuo in northern Henan Province. The 10 hospitals serve approximately one million patients.

We also continue to leverage our resources in China with other U.S. partners on the ground while our JV partner continues to actively support Chinese Local Government projects utilizing our patented and patent-pending technologies, platforms and features. Furthermore, since Alcatel-Lucent owns 50% plus one share of Shanghai Bell Co. Ltd., and MMR's platform uses a telecommunications infrastructure, the relationship is expected to speed-up the launch of the Company's Personal Health Record products and services throughout China.

Australia

There is a very active market for Personal Health Records in Australia where MMR holds dominant patents in the market. Through its Australian strategic partner, VisiInc PLC, this includes integrating telemedicine applications, document management solutions and sales to affinity programs. Just three weeks following the launch of the Australian Government's Personally Controlled eHealth Record (PCEHR) on July 1, 2012, the Department of Health and Ageing announced it was putting the records system out to bid after two years of planning and reportedly hundreds of billions of dollars worth of investment. MMR and VisiInc plan to offer a combined product that represents a solution within the PCEHR standard as defined by the Government's National E-Health Transition Authority (NEHTA). The Company believes this represents an enormous opportunity for both companies to consolidate their technologies and enable VisiInc to leverage the MyMedicalRecords Australian patent portfolio to implement a secure NEHTA-compliant service that delivers unified integration of electronic Personal Health Records to work with the take-up of any system, from digitizing plain paper files to transmitting, storing and sharing digital files.

Results of Operations for the three and six months ended June 30, 2012 as Compared to the three and six months ended June 30, 2011

Revenues.

Revenues for the second quarter of 2012 were $198,779, an increase of $33,142 or 20.0% compared to $165,637 in 2011. The increase for the quarter was primarily due to other revenues from legal settlements.

Revenues for the six months ended June 30, 2012 were $371,577, a decrease of $366,041 or 49.6% compared to $737,618 in 2011. The year-to-date decrease was primarily due to lower biotech license fees, which varied based on the milestones reached in the same period as compared to prior year.

Cost of revenue.

Cost of revenue increased by $65,542, or 83.7%, from $78,331 for the second quarter of 2011 to $143,873 in 2012. Cost of revenue increased by $80,958, or 34.0%, from $237,764 for the six months ended June 30, 2011 to $318,722 in 2012. The increase was primarily due to increased website development and maintenance costs. Gross profit as a percentage of revenues was 27.6% for the second quarter of 2012, as compared to 52.7% in 2011. Gross profit as a percentage of revenues was 14.2% for the six months ended June 30, 2012, as compared to 67.8% in 2011. Gross profit as a percentage of revenues decreased primarily due to lower biotech licensing fees received as compared to prior year.

Operating expenses.

Total operating expenses decreased by $464,041, or 25.9%, from $1,791,241 in the second quarter of 2011 to $1,327,200 in 2012. Total operating expenses decreased by $689,325, or 19.8%, from $3,472,912 in the six months ended June 30, 2011 to $2,783,587 in 2012. General and administrative expenses decreased by $265,958, or 25.2%, from $1,053,986 in the second quarter of 2011 to $788,028 in 2012. General and administrative expenses decreased by $340,053, or 16.5%, from $2,061,847 in the six months ended June 30, 2011 to $1,721,794 in 2012. The year-to-date decrease in 2012 as compared to 2011 was driven primarily by a reduction in stock-based compensation expenses of approximately $187,000 and lower consulting fees of $146,000.

Sales and marketing expenses decreased by $212,984, or 32.3%, from $658,653 in the second quarter of 2011 to $445,669 in 2012. Sales and marketing expenses decreased by $349,336, or 28.0%, from $1,247,649 in the six months ended June 30, 2011 to $898,313 in 2012. The year-to-date decrease in 2012 as compared to 2011 was primarily due to lower sales consulting fees of approximately $174,000, lower investor relations costs of approximately $112,000, and a reduction in stock-based compensation expenses of $52,000.

Technology development expenses increased by $14,901, or 19.0%, from $78,602 in the second quarter of 2011 to $93,503 in 2012. Technology development expenses increased by $64, or 0.0%, from $163,416 in the six months ended June 30, 2011 to $163,480 in 2012.

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

We also had certain non-employee options and warrants outstanding which were accounted for as derivatives as there was a possibility, although remote, that the Company may not have enough authorized shares to settle its 12% Convertible Promissory Note obligations using common stock. The event giving rise to this condition was the first Convertible Note the Company entered into on July 16, 2009. We remedied this condition on May 5, 2010 when all convertible notes were converted into common stock and warrants granted in connection with the convertible notes were exercised. On May 5, 2010, we again valued these contracts using the Black- Scholes option valuation model and we recorded the difference between the value at December 31, 2009 of $1,534,824 and the value at May 5, 2010 of $7,397,392, as a loss on change in value of derivatives for the year ended December 31, 2010 of $5,862,568. On May 5, 2010, we reclassified the value of the derivative liabilities back into equity. Since then, no additional valuation was recorded.

There was no change in the valuation of derivative liabilities for the three months ended June 30, 2012.

Interest and Other Finance Charges, Net.

We had interest and other finance charges, net of $102,321 for the second quarter of 2012, a decrease of $622,089 from $724,410 in 2011. Interest and other finance charges totaled $228,084 for the six months ended June 30, 2012, a decrease of $957,595 from $1,185,679 for the same period of 2011. The decrease was primarily due to higher non-cash interest expense attributed to the conversion feature and warrant issued with Convertible Promissory Notes.

Net loss.

As a result of the foregoing, we had a net loss of $1,374,615 for the second quarter of 2012 compared to a net loss of $2,377,146 for the second quarter of 2011.

Merger Negotiations

During the second half of fiscal 2011 and a portion of the first quarter of fiscal 2012, the Company was involved a series of continuing negotiations with JER, Inc. and Skin Cancer and Reconstructive Surgery Specialists of Beverly Hills regarding a potential major corporate transaction. For a number of businesses, legal and strategic reasons, negotiations have been on hold. The potential transaction took approximately seven months of management's time and impacted management's ability to focus on our core business, which had a negative effect on our revenues during the first half of fiscal 2012. Management has since refocused its efforts on the Company's core business and expects revenues to improve during the second half of fiscal 2012.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2011 financial statements for the year ended December 31, 2011 related to the uncertainty of our ability to continue as a going concern. As of June 30, 2012, our current liabilities of $8,461,828 exceeded our current assets of $634,754.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of June 30, 2012, the Company's current liabilities exceeded its current assets by $7.8 million. We have incurred net losses of $1,374,615 and $2,377,146 for the three months ended June 30, 2012 and 2011, respectively, and $2,958,816 and $4,107,538 for the six months ended June 30, 2012 and 2011, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating our business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn, over the next twelve months, the Company's existing current assets will sustain our business for approximately one to three months.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Sixth Amended Note (which had a balance of $1,674,445 at June 30, 2012), amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2012 are as follows: $1,074,558, which are included in the line of credit, related party; and $ and $599,887 for other obligations due to The RHL Group, are included in related party payables.

To finance our activities, we have relied on the issuance of stock and debt to the RHL Group. At June 30, 2012, we had a line of credit with The RHL Group in the amount of $3 million. As of June 30, 2012, availability under this line of credit is $0.7 million.

Furthermore, we may utilize portions of our standby equity facility with Granite as needed. Additionally, we raised $300,000 and $1,800,858 in convertible debt during 2012 and 2011, respectively. We expect to continue offering a limited amount of convertible debt in 2012. The Company also expects sales from MMRPro and its prepaid Personal Health Record cards to generate revenue and gross profit that will significantly improve its monthly sales and reduce annual cash burn from operations.

Cash Flows for the three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

Net cash used in operating activities for the six months ended June 30, 2012 was $1,048,680, compared to $1,255,757 used in the similar period in 2011. In 2012, we had a net loss of $2,958,816, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, change in valuation of derivative liabilities, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets) of $1,184,239, less changes in operating assets and liabilities of $725,897. In 2011, cash used in operating activities included net loss of $4.107,538, less similar non-cash adjustments of $2,376,152, plus changes in operating assets and liabilities of $475,629. Compared to 2011, non-cash adjustments in 2012 were lower primarily due to a decreased in stock-based compensation expense and lower warrant issued for services.

Net cash used in investing activities in the six months ended June 30, 2012 and 2011 totaled $210,023 and $254,008 respectively. Compared to 2011, investing activities in 2012 were lower mainly due to a decrease in MMRPro and website development.

Net cash provided by financing activities in the six months ended June 30, 2012 and 2011 totaled $1,050,591 and $1,419,913, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes, common shares and net proceeds from draw downs on our line of credit from The RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our Chairman and Chief Executive Officer. Compared to 2011, financing activities in 2012 were lower primarily due to a decreased in convertible notes activities.

As of June 30, 2012, we had cash and cash equivalents of $102,991, compared to $273,837 at June 30, 2011.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group's Sixth Amended Note had a balance of $1,674,445 at June 30, 2012. The components of the RHL Group Note payable and the related Balance Sheet presentation as of June 30, 2012 are as follows: $1,074,558, which is included in the Line of Credit, Related Party balance; and $599,887 for other obligations due to The RHL Group, are included in related party payables. Total interest expense on this note for the three months ended June 30, 2012 and 2011 amounted to $38,650 and $34,441, respectively. Total interest expense on this note for the six months ended June 30, 2012 and 2011 amounted to $76,954 and $63,069, respectively. The unpaid interest balances as of June 30, 2012 and December 31, 2011 were $63,953 and $24,145, respectively.

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

On various dates between May 4, 2012 and June 29, 2012, we entered into thirteen different Convertible Promissory Notes (the "Convertible Notes") with twelve different unrelated third-parties for principal amounts totaling $235,000. The Convertible Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at our sole discretion. At any time from and after the earliest to occur of (i) the approval of the stockholder's of the Company of the increase in the authorized shares of the Company's common stock from 650,000,000 to 950,000,000; or (ii) the availability of sufficient unreserved shares, the Company shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. If the Company were to elect to convert the Convertible Notes, it will issue a total of 13,250,000 shares.

As of June 30, 2012, $1,107,808 remained outstanding and the Company had not chosen to convert their Note balances into shares of our common stock.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 5 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

On January 4, 2010, we entered into a Cooperation Agreement with UNIS, which we refer to as the "Cooperation Agreement". Under the Cooperation Agreement, UNIS and the Company agreed to form the JV for the purpose of deploying our Personal Health Record services and document imaging and management solutions in China. We will own 40% of the JV and UNIS will own 60% and each party will have the right to designate two members of the JV's board of directors, with the fifth member being a Chinese citizen mutually designated by us and UNIS. Under the Cooperation Agreement, board actions will require the approval of more than three of the five members of the JV's board of directors and no material actions may be taken unless all board members are present and voting at the meeting.

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

On July 2, 2012, the Company received its official business license from the Chinese government to operate the JV. The JV is officially licensed with the Chinese government and is approved to operate and generate revenue. The license enables the JV to develop medical information management software, medical information technology software, health records management systems, and provision of related services, including the Company's Personal Health Record systems. The JV will offer its products and services to the Chinese government, hospitals, healthcare facilities, and to the public and is valid through 2042.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of June 30, 2012.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the three and six months ended June 30, 2012.

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

On July 31, 2011, Ropers, Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, filed a civil complaint on behalf of MyMedicalRecords.com ("MMR- US") in the Superior Court For the State of California, County of Los Angeles. Named as defendants in that case were Taylor Armstrong, Russell Armstrong and a corporation known as NuWay Digital Systems. Among other things, the Complaint alleged that Taylor Armstrong and her husband Russell Armstrong breached a 2007 settlement agreement between themselves and MMR-US. Ropers litigated this case until several weeks prior to commencement of trial. After the court denied Taylor Armstrong's motion for summary judgment, she agreed to a settlement. Due to the death of Russell Armstrong and adverse press that followed, Taylor Armstrong's ability to pay an eventual judgment was doubtful. As part of the settlement, Taylor Armstrong represented that she was unable to fund an anticipated judgment against her and also executed a side letter representing that as of May 24, 2012 she was unaware of any sources of income she would be receiving during the next six months other than income from the Real Housewives of Beverly Hills. The letter further stated that she was not negotiating any new assignments or deals that would generate income during the 6 month period. MMR relied on these representations as a material part of the settlement. As further consideration for settlement, Taylor Armstrong transferred undisclosed property and executed a promissory note in favor of the company.

On January 26, 2012, MMR filed a complaint against a certain former officer of pre-merger Favrille, Inc., and other potential defendants (the "Favrille Defendants") that the Company believes may have committed wrongful acts relating to the misappropriation of Favrille's intellectual and personal property. Information leading to the decision to file the lawsuit was discovered as a result of the filing of a lawsuit by The RHL Group, Inc., a creditor of MMRGlobal. Ropers became counsel of record in this matter. The parties have reached an understanding in principal and are now in the process of documenting in a final settlement agreement. The defendants in this suit have agreed to supply MMR significant information and data concerning the intellectual and personal property that was misappropriated. The information and data will allow MMR to determine the value of the intellectual and personal property and potentially exploit the same through licensing and sale arrangements.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 3011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and prayed for damages in an amount not less than $5 million. The contract contains an arbitration clause and arbitration proceedings have commenced. An appeal is also presently pending the Second Appellate District of the California Court of Appeal stemming from the Superior Court's denial of SCM's Petition to Compel Arbitration. The Company and SCM have agreed to participate in an appellate mediation program administered by the California Court of Appeal and are in the process of effectuating the same. Thus, this litigation is currently pending before the arbitration tribunal, the Superior Court and the Court of Appeals. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

MMR has received a claim from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. To date no lawsuit has been filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 8-K, filed with the SEC on August 3, 2012, involving sales of our securities that were not registered under the Securities Act. Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On August 9, 2012, we granted 200,000 shares of common stock to a vendor at a price of $0.05 per share for services rendered.

We generally used the proceeds of the foregoing sales of securities for repayment of indebtedness, working capital and other general corporate purposes.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	* Sixth Amended and Restated Secured Promissory Note dated April 29, 2012 by and between MMR and The RHL Group, Inc.

10.2	* First Amended Security Agreement dated June 26, 2012 by and between MMR and The RHL Group, Inc.

10.3	* Seventh Amended and Restated Secured Promissory Note dated July 30, 2012 by and between MMR and The RHL Group, Inc.

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS(1)	** XBRL Instance Document

101.SCH(1)	** XBRL Taxonomy Extension Schema Document

101.CAL(1)	** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	** XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	** XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
**

Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes and schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

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

Date: August 14, 2012

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	* Sixth Amended and Restated Secured Promissory Note dated April 29, 2012 by and between MMR and The RHL Group, Inc. PDF

10.2	* First Amended Security Agreement dated June 26, 2012 by and between MMR and The RHL Group, Inc. PDF

10.3	* Seventh Amended and Restated Secured Promissory Note dated July 30, 2012 by and between MMR and The RHL Group, Inc. PDF

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. PDF

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. PDF

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. PDF

101.INS(1)	** XBRL Instance Document

101.SCH(1)	** XBRL Taxonomy Extension Schema Document

101.CAL(1)	** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	** XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	** XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
**

Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes and schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

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