Form 10-Q/A
period 2012-06-30
MMRGlobal, Inc.
filed 2012-09-13
CIK 1285701

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

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to MMRGlobal, Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2012, as originally filed with the Securities and Exchange Commission on August 14, 2012 ("the Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

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

Item 6. Exhibits
Exhibit Number	Exhibit Description

10.1	* Sixth Amended and Restated Secured Promissory Note dated April 29, 2012 by and between MMR and The RHL Group, Inc.

10.2	* First Amended Security Agreement dated June 26, 2012 by and between MMR and The RHL Group, Inc.

10.3	* Seventh Amended and Restated Secured Promissory Note dated July 30, 2012 by and between MMR and The RHL Group, Inc.

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS(1)	** XBRL Instance Document

101.SCH(1)	** XBRL Taxonomy Extension Schema Document

101.CAL(1)	** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	** XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	** XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed previously.
**

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

Date: September 13, 2012

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer