Form 10-Q
period 2012-09-30
MMRGlobal, Inc.
filed 2012-11-14
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 2012, the issuer had 472,447,821 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$42,712	$311,103
Accounts receivable, less allowances of $80,000 in 2012 and 2011	451,839	312,196
Inventory	8,888	50,614
Prepaid expenses and other current assets	121,675	254,634
Total current assets	625,114	928,547

Long-term investments
Investment in equity securities, at cost	56,000	56,000
Total long-term investments	56,000	56,000

Property and equipment, net	18,070	27,683
Deposits	3,370	3,370
Intangible assets, net	1,323,609	1,212,661
Total assets	$2,026,163	$2,228,261

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party, net of discounts of $0 in 2012 and $66,667 in 2011	$1,006,236	$1,435,056
Related party payables	1,319,584	785,636
Compensation payable	172,474	109,287
Severance liability	620,613	620,613
Accounts payable and accrued expenses	3,726,502	3,111,316
Deferred revenue	58,975	21,551
Convertible notes payable, net of discounts of $0 in 2012 and $7,306 in 2011	1,002,808	974,893
Notes payable, current portion	325,343	325,343
Notes payable, related party	246,671	125,000
Capital leases payable, current portion	2,635	2,635
Total current liabilities	8,481,841	7,511,330

Notes payable, less current portion	-	-
Total liabilities	8,481,841	7,511,330

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.001 par value, 950,000,000 shares authorized, 467,328,116 and 359,162,894 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	467,322	359,155
Additional paid-in capital	45,795,307	42,590,551
Accumulated deficit	(52,718,307)	(48,232,775)
Total stockholders' deficit	(6,455,678)	(5,283,069)
Total liabilities and stockholders' deficit	$2,026,163	$2,228,261

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Subscriber	$31,017	$150,400	$130,943	$276,696
MMR Pro	314,804	198,551	425,083	309,873
License fees	-	-	100,000	500,000
Other income	-	3,107	61,372	3,107
Total revenues	345,821	352,058	717,398	1,089,676
Cost of revenues	101,727	210,474	420,449	448,238
Gross profit	244,094	141,584	296,949	641,438
General and administrative expenses	960,278	917,525	2,682,072	2,979,372
Sales and marketing expenses	643,291	592,910	1,541,604	1,840,559
Technology development	54,109	70,450	217,589	233,866
Loss from operations	(1,413,584)	(1,439,301)	(4,144,316)	(4,412,359)
Change in valuation of derivative liabilities	-	(87,944)	-	(36,745)
Interest and other finance charges, net	(113,131)	(613,244)	(341,215)	(1,798,923)
Net loss	$(1,526,715)	$(2,140,489)	$(4,485,531)	$(6,248,027)

Net loss available to common shareholders per share:
Basic and diluted	$(0.003)	$(0.007)	$(0.011)	$(0.023)

Weighted average common shares outstanding:
Basic and diluted	446,047,171	303,745,175	398,815,354	271,182,202

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(4,485,531)	$(6,248,027)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	167,600	153,865
Change in valuation of derivative liabilities	-	36,745
Warrants issued for services	134,272	390,620
Stock-based compensation	655,124	1,066,733
Common stock issued for services	427,702	428,805
Amortization of loan discount - Convertible Debt	37,235	1,295,876
Amortization of loan discount - RHL	66,667	216,666
Loan commitment fee amortization	918	20,406
Subtotal - Non-cash adjustments	1,489,518	3,609,716
Effect of changes in:
Accounts receivable	(139,643)	10,317
Inventory	41,726	78,285
Prepaid expenses and other current assets	132,959	83,437
Deposits	-	500
Accounts payable and accrued expenses	988,400	300,707
Related party payables	233,235	232,932
Compensation & severance payable	63,187	72,318
Deferred revenue	37,424	(98,548)
Subtotal - net change in operating assets & liabilities	1,357,288	679,948
Net cash used in operating activities	(1,638,725)	(1,958,363)

Investing activities:
Purchase of property and equipment	(555)	(7,819)
Filing of patents	(206,386)	(155,327)
Costs of continuing MMRPro and website development	(61,995)	(252,932)
Net cash used in investing activities	(268,936)	(416,078)

Financing activities:
Net proceeds from convertible notes	781,995	1,259,751
Net proceeds from warrant exercises	59,500	328,280
Proceeds from equity line of credit	865,999	564,472
Proceeds from note payable	520,771	-
Payments of note payable	(399,100)	-
Proceeds from line of credit	15,000	-
Payments of line of credit	(204,895)	-
Proceeds from stock option exercises	-	45,503
Payments of capital lease	-	(6,269)
Net cash provided by financing activities	1,639,270	2,191,737
Net decrease in cash	(268,391)	(182,704)
Cash, beginning of period	311,103	363,689
Cash, end of period	$42,712	$180,985

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,576	$19,341
Cash paid for income taxes	$4,894	$2,865
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stocks	$767,182	$1,248,787
Payment of accounts payable and related party payables through issuance of common stock	$373,214	$1,213,083
Payment of payables through issuance of notes payable	$-	$24,387
Capitalized loan commitment fees payable	$-	$200,000
Establishment of derivative liabilities, net and reclassification back to APIC upon settlement	$-	$1,346,418
Prepayment of services through issuance of common stock	$-	$78,333

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

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

Since 2005, MMR Inc. began filing for patent protection for its products and services. Through the most recent quarter, the Company had received three major patents covering the transmission of electronic medical records. The Company believes these patents represent a foundational patent portfolio which could have significant ramifications to healthcare professionals and vendors of Health IT products and services. As a result of the issuance of these patents, and certain requirements affecting the use of Health IT products and services, the Company's business is evolving to include both an operating entity and a licensor of intellectual property.

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

Basis of Presentation

We have prepared MMRGlobal's accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended September 30, 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern and Management's Plan

As of September 30, 2012, our current liabilities exceeded our current assets by $7.86 million. Furthermore, during the nine months ended September 30, 2012, we incurred losses of $4.49 million, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of in this Quarterly Report on Form 10-Q.

At September 30, 2012 and December 31, 2011, we had $42,712 and $311,103, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Seventh Amended and Restated Note effective July 30, 2012 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1,640,328 at September 30, 2012 and a total Unpaid Balance (as defined in the Line of Credit) of $2,265,328, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any funds paid or advanced to third-parties on our behalf, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Seventh Amended and Restated Note and the Security Agreement. As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2012 are as follows: $1,005,974, which is included in the line of credit, related party; and $634,353 related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding this matter is to, amongst other things, continue to utilize the Line of Credit. At September 30, 2012, there was approximately $1,445,043 available under the Line of Credit. Furthermore, we plan to utilize portions of our standby equity facility with Granite State Capital LLC ("Granite") as needed. Finally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through the issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base, sell MMRPro products, and collect licensing fees from parties infringing upon the Company's intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2012 and December 31, 2011, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(c) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment, and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. We had no impairment charges during the nine months ended September 30, 2012 and 2011.

(d) REVENUE RECOGNITION

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

(e) SHARE-BASED COMPENSATION

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the nine months ended September 30, 2012 and 2011 using the following assumptions.

	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	144.34% - 148.34%	147.89% - 148.34%
Risk free interest rate	0.35%	0.03% - 2.14%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

(f) NET INCOME/LOSS PER SHARE

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

We excluded all potential common shares from the computation of diluted net loss per common share for the nine months ended September 30, 2012 and 2011 because they were anti-dilutive due to our net loss position. Stock options and warrants excluded from the computation totaled 111,249,836 shares for the three and nine months ended September 30, 2012, respectively, and 97,854,181 shares for the three and nine months ended September 30, 2011, respectively.

(g) RECENT ACCOUNTING PRONOUNCEMENTS

During July 2012, FASB issued ASU no. 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". Under the amendments in Update 2012-02, entities have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

NOTE 3 - RELATED PARTY NOTE PAYABLE

On April 29, 2011, we entered into a Fifth Amended and Restated Secured Promissory Note, or the Fifth Amended Note, with The RHL Group and we agreed to guaranty MMR's obligations under the Fifth Amended Note (the "Guaranty"). The Fifth Amended Note amends and restates the April 29, 2010 Fourth Amended and Restated Secured Promissory Note Agreement. The Fifth Amended Note matured April 29, 2012, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fifth Amended Note remains at $3,000,000.

On June 22, 2012, the Company and The RHL Group entered into a Sixth Amended and Restated Promissory Note, or the Sixth Amended Note. The Sixth Amended Note amended and restated that certain Fifth Amended and Restated Promissory Note by extending the maturity date of the Existing Note for one year to April 29, 2013 based on the original maturity date of April 29, 2012. The Amended Note does not materially alter the terms of the Existing Note other than for the fact that there were no loan origination fees charged by The RHL Group on this renewal. In connection with the Sixth Amended Note, the Company issued The RHL Group warrants to purchase 2,852,200 shares of the Company common stock at $0.02 per share. Such warrants are fully vested and are exercisable either in cash or on a cashless basis at any time prior to the fifth anniversary of the date of issuance.

On July 30, 2012, the Company and The RHL Group amended and restated the Sixth Amended and Restated Note by entering into that certain Seventh Amended and Restated Promissory Note (the "Amended Note"), effective as of July 30, 2012. The Amended Note amends and restates that certain Sixth Amended and Restated Promissory Note entered into between the foregoing parties, effective April 29, 2012 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility" or the "Line of Credit"), by: (i) increasing the amount available under the Credit Facility from $3,000,000 to $4,500,000 to accommodate additional financing needs of the Company and/or MMR Inc.; and (ii) granting The RHL Group the right to convert, at any time following the date of the Amended Note, up to an aggregate of $500,000 in outstanding principal of the Credit Facility into shares of the Company's Common Stock at a conversion price of $0.02 per share. The amendment did not change the maturity date of the Existing Note which is due to mature on April 29, 2013. There were no loan origination fees charged by, or warrants issued to, The RHL Group with respect to the Amended Note. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

The Seventh Amended Note had a balance of $1,640,328 at September 30, 2012. The components of the Seventh Amended Note and the related balance sheet presentation as of September 30, 2012 are as follows: $1,005,974, which are included in the line of credit, related party; and $634,353 for other obligations due to The RHL Group, which are included in related party payables.

Total interest expense on the Line of Credit for the three months ended September 30, 2012 and 2011 amounted to $39,201 and $27,930 respectively. Total interest expense on this note for the nine months ended September 30, 2012 and 2011 amounted to $116,155 and $88,530 respectively. The unpaid interest balances as of September 30, 2012 and December 31, 2011 were $29,478 and $24,145, respectively.

In conjunction with the Seventh Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after September 30, 2012. Since we weren't able to meet the covenants as of September 30, 2012, we received a waiver from The RHL Group until November 30, 2012.

Additional information regarding the Seventh Amended and Restated Note is contained as Exhibit 10.3 in our quarterly report 10-Q, as filed with the SEC on August 14, 2012.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of September 30, 2012.

MMR, in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMR has based this on an expectation that the combined entity will generate net operating losses in 2012, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and nine months ended September 30, 2012.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease requires a monthly payment of $6,655 commencing in September 2012. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,193 commencing in November 2010. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the three months ended September 30, 2012 and 2011 was $37,594 and $32,079, respectively. Total rent expense for the nine months ended September 30, 2012 and 2011 was $93,052 and $81,544, respectively. Future minimum lease payments as of September 30, 2012, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2012 (Remainder of)	$29,544	$2,635
2013	78,784	-
	-	-
Total minimum lease payments	$108,328	$2,635

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

On July 31, 2012, the RHL Group entered into guarantee agreements to guarantee certain obligations of MMR in the amount of $1,014,629. In consideration of this guarantee, the RHL Group received a warrant to purchase 3,055,432 shares of our common stock at an exercise price of $0.02 per share.

Guarantee provided by Robert H. Lorsch

On February 17, 2012, Robert Lorsch agreed to guarantee a convertible note with a principal amount of $150,000 to a third-party only in the event that the Company does not issue shares pursuant to a Conversion Notice.

Concentrations

For the three months ended September 30, 2012, our three largest customers (VisiInc PLC at $259,367, Ambulatory Surgery Center at $15,842 and DDS/Coverdell at $10,273) accounted for approximately 83% of our total revenue.

For the nine months ended September 30, 2012, our three largest customers (VisiInc PLC at $259,367, Celgene at $100,000 and E-Mail Frequency at $54,425) accounted for approximately 58% of our total revenue.

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

On January 26, 2012, MMR filed a complaint against a certain former officer of pre-merger Favrille, Inc., and other potential defendants (the "Favrille Defendants") that the Company believed may have misappropriated some of Favrille's intellectual and personal property. On July 31, 2011, Ropers Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, became counsel of record in this matter. The matter was settled as of September 12, 2012. The defendants in this suit have agreed to supply MMR significant information and data concerning the intellectual and personal property. The information and data will allow MMR to continue to value and exploit certain of the Company's intellectual and personal property through licensing and/or sales agreements.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. On September 19, 2012 the Company engaged Liner, Grode, Stein, Yankelevitz, Sunshine, Regenstreif & Taylor, LLP ("Liner") to substitute into this matter. The Agreement contains an arbitration clause and arbitration proceedings have commenced. An appeal is also presently pending the Second Appellate District of the California Court of Appeal stemming from the Superior Court's denial of SCM's Petition to Compel Arbitration. The Company and SCM have participated in an appellate mediation program administered by the California Court of Appeal and are in the process of implementing the results of the mediation. Thus, this litigation is currently pending before the arbitration tribunal, the Superior Court and the Court of Appeals. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

MMR has received a letter from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. To date no lawsuit has been filed. The FEHA has received a claim but is not investigating. A "right to sue" letter has not been issued.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of September 30, 2012, and December 31, 2011, there were no shares of preferred stock issued and outstanding.

Common Stock

As of September 30, 2012, we are authorized to issue 950,000,000 shares of common stock.

On May 24, 2012, the Company filed a Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares pursuant to the CIA, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents for its investment in the Company. Subject to the terms and conditions of the CIA, the Company has the right to put up to $15 million in shares of our common stock to Granite. As of September 30, 2012, the amount available under the equity line facility was $15 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of September 30, 2012, the total shares of our common stock issued and outstanding amounted to 467,328,116.

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

A summary of option activity for the nine months ended September 30, 2012 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2011	40,773,523	$0.12	6.29	$1,498,794
Granted	7,750,000	0.06
Exercised	-	-
Cancelled	(6,125,972)	0.11
Outstanding at September 30, 2012 (Unaudited)	42,397,551	$0.10	6.19	$-

Vested and expected to vest
at September 30, 2012 (Unaudited)	42,397,551	$0.10	6.19	$-

Exercisable at September 30, 2012 (Unaudited)	26,747,548	$0.12	4.70	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expenses recorded during the three months ended September 30, 2012 and 2011 were $208,444 and $344,905, respectively.

Total stock option expense recorded for the nine months ended September 30, 2012 and 2011 amounted to $655,124 and $1,066,733, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

$0.05 - 0.09	11,200,000	9.15	$ 0.07	906,249	6.02	$ 0.08
0.1 - 0.15	28,312,290	5.06	0.11	22,956,038	4.51	0.11
> 0.15	2,885,261	5.81	0.19	2,885,261	5.81	0.19
	42,397,551			26,747,548

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

On March 21, 2012, the Company granted a third-party two warrants to purchase up to 175,000 shares of our common stock to as payment for serving on our advisory board. These warrants had an exercise price of $0.06 and $0.08 per share, respectively, with a contractual life through March 21, 2017. These warrants vest annually over two years and have an aggregate value of $10,500 and $14,000, of which $513 and $493 were recorded as operating expenses during the three months ended March 31, 2012, respectively.

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

On June 26, 2012, the Company granted the RHL Group a warrant to purchase 2,852,200 shares of common stock at a price of $0.02 per share as consideration for the renewal of the Sixth Amended and Restated Secured Promissory Note.

On August 13, 2012, the Company granted two separate warrants to purchase 1,000,000 shares of our common stock each to two unrelated third-parties in consideration for services. These warrants had an exercise price of $0.02 and $0.06 per share respectively, and an expiration date of August 13, 2014. These warrants vest only when certain conditions are met.

On August 13, 2012, the Company granted a warrant to purchase a total of 1,000,000 shares of our common stock to an unrelated third-party. This warrant vests immediately, has an exercise price of $0.02 per share, and an expiration date of August 13, 2017.

On August 28, 2012, the Company granted three separate warrants to purchase a total of 3,000,000 shares of our common stock to one unrelated third-party as payment for services. These warrants vest immediately and have an exercise price of $0.02 per share, and an expiration date of August 28, 2017.

On August 30, 2012, the Company granted a warrant to purchase 500,000 shares of our common stock to an unrelated third-party as payment for services. This warrant vests immediately and has an exercise price of $0.02 per share, and an expiration date of August 30, 2013.

A summary of the activity of the Company's warrants for the nine months ended September 30, 2012 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2011	64,336,691	$0.31
Granted	17,101,940	0.03
Exercised	(1,105,000)	0.05
Cancelled	(11,481,346)	0.21
Outstanding at September 30, 2012	68,852,285	0.26

The following summarizes the total warrants outstanding and exercisable as of September 30, 2012.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.03 - $0.25	63,392,375	2.65	$0.09	56,300,708	2.60	$0.09
$0.25 - $2.50	1,010,000	1.92	0.31	1,010,000	0.83	0.31
> $2.50	4,449,910	0.10	2.77	4,449,910	0.34	2.77
	68,852,285			61,760,618

Shares Issued for Services or Reduction to Liabilities

During the nine months ended September 30, 2012, we issued 32,182,522 shares of common stock with a value of $800,916 to various employees, members of the Board of Directors and non- employees and charged the proceeds to the appropriate accounts for the following reasons:

	Nine-Months Ended September 30, 2012
	(Unaudited)

Purpose	Shares	Value

Reduction of payables	17,031,045	$373,214
Services Provided	15,151,477	427,702

Totals	32,182,522	$800,916

The 32,182,522 shares were not contractually restricted, however as they have not been registered under the Act, they are restricted from sale until they are registered under the Securities Act of 1933, as amended (the "Act"), or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

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

On July 19, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $168,442 which included a 7% closing discount in the amount of $11,020. This Note replaced and terminated a portion of a promissory note originally issued to a related third-party on September 21, 2010 for $150,000 plus accrued interest of $7,422. The Restated Note is convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of September 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with September 30, 2011 being the 10th day. In addition, the Note was treated as derivative due to the variable nature of the conversion price for the period from July 19, 2011 through September 30, 2011. The derivative liability related to this conversion feature was calculated at $108,481. On August 12, 2011, $50,000 or 30% of the note was converted into common stock; the Company valued the contract again using the Black-Scholes option valuation model and recorded the difference between the value at July 19, 2011 of $108,481 and the value at August 12, 2011 of $115,167, as a loss on change in value of derivatives of $6,686. The Company also relieved $34,186 or 30% of the derivative value upon the 30% of the note conversion. On September 30, 2011, the Company re-valued the derivative with the assumptions used and calculated an increase in value of the derivative of $17,210. Per the contract, the note conversion price became fixed at September 30, 2011; therefore, the Company reclassified the entire remaining derivative value of $98,192 to equity on September 30, 2011. There is no derivative liability at September 30, 2012.

We did not designate any of the derivatives liabilities as hedging instruments.

The inputs used for the Black-Scholes option and warrant valuation model were as follows.

	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	144.34% - 148.34%	147.89% - 148.34%
Risk free interest rate	0.35%	0.03% - 2.14%
Expected dividends	None	None
Forfeiture rate	0%	0%

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:
	September 30,	December 31,
	2012	2011
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short term loan due to a third-party, payable in full on January 2, 2013 with 12% interest	246,671	-

	572,014	325,343
Less: current portion	572,014	325,343
Notes payable, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time we enter into Convertible Promissory Notes ("Note(s)"). As of September 30, 2012, a total of $1,002,808 in Notes remained outstanding and the investors had not chosen to convert their Note balances into shares of our common stock.

On February 17, 2012, the Company entered into a Convertible Promissory Note (the "Note") with one unrelated third-party for a principal amount totaling $35,000. Under the terms of the agreement, the principal amount owed under the Note became due and payable six months from the investment date provided that, upon ten (10) days' prior written notice to the Holder, we may, in our sole discretion, extend the maturity date for an additional six month term. The Note had a stated interest rate of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company. The Note was convertible at the option of the holder into common stock at a fixed conversion price ("Fixed Conversion Price") of seventy-five percent (75%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that was three (3) trading days prior to the applicable investment date, subject to anti-dilution and other customary adjustments. In connection with the Note, the Company also issued a warrant to purchase an aggregate of 105,000 shares of common stock. The term of the warrant was one day and the exercise price was the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that was three (3) trading days prior to the applicable grant date, subject to anti-dilution and other customary adjustments.

The Company derived the fair value of the warrant issued with the Note(s) during the first quarter of 2012 using the Black-Scholes option valuation model, resulting in a fair value of $45,000. The $35,000 note proceed was allocated to the relative fair value of the note without the warrant and of the warrants itself on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $12,712 to paid-in capital. The initial value ascribed to the Note of $32,288 is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Note was recognized as interest expense due to the beneficial nature of the conversion feature.

On various dates between May 4, 2012 and June 29, 2012, the Company entered into thirteen different Convertible Promissory Notes with twelve different unrelated third-parties for principal amounts totaling $265,000. The Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at our sole discretion. At any time from and after the earliest to occur of (i) the approval of the stockholder's of the Company of the increase in the authorized shares of the Company's common stock from 650,000,000 to 950,000,000; or (ii) the availability of sufficient unreserved shares, the Company shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. If the Company were to elect to convert such Notes, it will issue a total of 13,250,000 shares.

On various dates between August 9, 2012 and September 27, 2012, the Company entered into eight different Convertible Promissory Notes (the "Notes") with eight different unrelated third-parties for principal amounts totaling $480,000. The Notes have the option to be converted into a total of 24,000,000 shares of our common stock. These Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company. In connection with these Notes, the Company also issued warrants to purchase 2,000,000 shares of common stock. The term of these warrants is five years and the exercise price is at $0.02. As of September 30, 2012, one note was not converted and the related warrants had not been exercised.

The total interest expense attributed to the Notes and related warrants for the three months ended September 30, 2012 and 2011 was $24,989 and $527,388 respectively. The total interest expense attributed to the Notes and related warrants for the nine months ended September 30, 2012 and 2011 was $72,668 and $1,470,167 respectively.

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

As of September 30, 2012, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the nine months ended September 30, 2012 on these severance liabilities.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 18.95% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Seventh Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

In consideration for the above, The RHL Group, Inc. has a consulting arrangement with MMR. A copy of the consulting agreement is filed as an Exhibit in our Form 8-K, as filed with the SEC on May 4, 2009 and is hereby incorporated by reference.

We incurred $12,500 during the three months ended September 30, 2012 and 2011 and $37,500 during the nine months ended September 30, 2012 and 2011, toward marketing consulting services from Bernard Stolar, a director. We included $24,000 and $122,695 in related party payables as of September 30, 2012 and December 31, 2011, respectively, in connection with these services.

We also incurred $12,500 during the three months ended September 30, 2012 and 2011 and $37,500 during the nine months ended September 30, 2012 and 2011, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of September 30, 2012 and December 31, 2011 of $46,170 and $8,667, respectively, in connection with these services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. On May 4, 2010, we granted to Latino Coalition 92,593 shares of common stock, valued at $24,908 in consideration for marketing services. We did not pay any amounts to the Latino Coalition in both 2012 and 2011. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

We also incurred $0 during the three months ended September 30, 2012 and 2011, and incurred $394 and $6,983 during the nine months ended September 30, 2012 and 2011, respectively, for consulting services from Jack Zwissig, a director. We included in related party payables as of September 30, 2012 and December 31, 2011 of $9,876 and $41,885, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended September 30, 2012 and 2011, the total expenses relating to this stockholder amounted to $15,000 and $171,468, respectively, and $156,117 and $349,995 during the nine months ended September 30, 2012 and 2011, respectively. In addition, we capitalized $41,184 of software development costs for the nine months ended September 30, 2012. As of September 30, 2012 and December 31, 2011, the total amounts due to the stockholder and included in related party payables amounted to $437,429 and $306,312, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We licensed an existing 80 million person direct-marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords Personal Health Record, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the three months ended September 30, 2012 and 2011 was $12,500. Amortization expense for the nine months ended September 30, 2012 and 2011 was $37,500. In addition, we incurred a total of $7,015 and $6,206 during the three months ended September 30, 2012 and 2011, respectively, and incurred $20,893 and $14,672 during the nine months ended September 30, 2012 and 2011, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at September 30, 2012 and December 31, 2011 of $42,580 and $21,687, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $87,000 and $19,095 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2012 and 2011, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On October 9, 2012, the Company announced that it had received a Notice of Allowance, U.S. Serial No. 13/352,026 (the "NOA"), from the United States Patent and Trademark Office which expands the Company's "Method and System for Providing Online Medical Records" Adding a "Method and System for Providing Online Records." In short, this patent expands MMR's patent portfolio to cover the exchange of protected health information to and from patients, doctors, pharmacies, insurance providers and other healthcare professionals in various forms, including, but not limited to, email, text, phone, facsimile and web-based portals. The MMR patent portfolio is believed to be relevant to virtually any provider who transmits electronic health records in that it will limit their ability to communicate protected health information without potentially infringing on MMR's patents. Starting in 2014, Meaningful Use requirements mandate that patients receive timely online access to their health information. We believe the methods and systems claimed in our patent portfolio provide solutions which will assist healthcare providers in meeting those requirements.

On October 30, 2012, the Company was granted U.S. Patent No. 8,301,466 entitled "Method and System for Providing Online Records". The patent is directed toward methods for providing users with the ability to access and collect health records. The issued patent expands the scope of the Company's portfolio and is of relevance to numerous offerings which enable the exchange of health records between healthcare providers and other users in a secure and private manner. The patent comes in advance of the Meaningful Use requirement that patients have online access to their protected health information through a Personal Health Record or other form of patient portal by 2014. The Company believes that this patent makes it difficult for eligible healthcare professionals to fully qualify for full incentives under the HITECH Act because one of the core requirements is to provide patients access to their personal health information through a Web-based portal. Accordingly, this patent could prevent EMR and PHR vendors from allowing patients access to manage personal health information without a license from MMR.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the description of our business appearing in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 (the "Form 10-K"). This discussion contains forward-looking statements, which inherently involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

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
  Conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials; and
  Possible changes or developments in economic, business, industry, market, legal and regulatory circumstances.

Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under "Risk Factors" in Item 1A of the Form10-K. Our forward-looking statements represent estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

Background

We provide secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, professional organizations and affinity groups. MyMedicalRecords enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords Personal Health Record is built on proprietary, patent pending, issued and applied for technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMRPro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in real time. Since receiving the first notices of allowance in late 2011, the U.S. Patent and Trademark Office has issued the Company a total of four patents and one additional notice of allowance pertaining to the "Method and System for Providing Online Medical Records" and "Method and System for Providing Online Records". Such patents had been applied for as early as 2005 and the Company believes these patents along with the remaining pending and applied for claims represent a competitive barrier to entry and create a competitive advantage for the Company which the Company is looking to leverage through licensing agreements. For a description of our corporate organizational history prior to the date hereof, please see Note 1 to our financial statements.

Source of Revenues

We derive our revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with a credit card or PayPal account either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. During the three and nine months ended September 30, 2012, the Company received $31,017, and $130,943 from subscriber revenues, respectively, which represents 9.0% and 18.3% of our revenues for such periods, respectively.

We also derive our revenues from the sale of our MMRPro system, which includes a high-tech scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and warranties. Installation and training are provided as part of the agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. We allocate the revenue derived from these arrangements among all the deliverables, based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. During the three and nine months ended September 30, 2012, the Company received $314,804, and $425,083 from MMRPro revenues, respectively, which represents 91.0% and 59.3% of our revenues for such periods, respectively.

On September 27, 2012, the Company signed an agreement with VisiInc PLC, which is incorporated in this filing as Exhibit 10.1, for the sale of a minimum of 1,275 MMR Pro systems through a large reseller of medical products and services to health care professionals. As of September 30, 2012, we had delivered the first 25 MMRPRo systems. In addition, the agreement obligates VisiInc PLC to purchase a minimum of 50 MMRPro by the first quarter of 2013. MMRPro will be bundled with other Visi products and marketed as VISI MMRPro. The VISI MMRPro systems are being sold through the Seagate VAR and OEM channels, which includes a syndicate of Seagate VARs, as well as through the Burkhart Dental channel, as part of a Seagate/Visi/MMR/Via3 product bundle. The entire product bundle will be featured at the Synnex VAR conference "Varnex" in Las Vegas on November 14, 2012 to an estimated 700 VAR partners.

The bundle offering also includes Seagate's Network Attached Storage ("NAS") Boxes (NAS440), which, when connected to VISI MMRPro, will store documents and images created in the VISI MMRPro system in the NAS boxes, as well as in MMRPro.

Initially, the Agreement calls for exclusivity in the dental market through Burkhart Dental ("Burkhart"), which has an estimated 24,000 dental office clients. Burkhart has already begun the process of installing MMRPro systems in several of its dental clients' offices. Although the Agreement is based on selling exclusively to the dental channel, VISI has subsequently requested exclusive rights to include, legal, accounting and other verticals. As a result, the Company believes the number of units may increase.

We are also generating revenues from the licensing of our biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees - Biotech" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognized these fees as revenue as payments were received. During the three and nine months ended September 30, 2012, the Company received $0, and $100,000 from Celgene, respectively, which represents 0% and 13.9% of our revenues for such periods, respectively.

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

In addition, we plan on generating future revenues from the licensing of our biotech and health IT patents. In the third quarter of 2012, we retained the law firm of Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP (Liner) to lead the effort. With Liner's assistance, we will pursue markets that rely on the Company's patented health IT technologies, including hospitals, healthcare providers and physician group practices using document management, imaging, faxing and/or sharing of paper-based medical records into digital online Personal Health Records. The Liner firm will protect and monetize the Company's intellectual property, including the past, present and future use by third parties of its health IT and Biotech patents. Liner will also work with existing consultants and bankers to identify markets and potential infringers, including healthcare IT service vendors and healthcare providers. We will record those fees as revenue as payments are received. These fees may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and or future royalties or lump-sum payments on sales of related products.

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

Operating Expenses

The largest component of our operating expenses is our general and administrative expenses, which include personnel salaries and benefits, office rent and supplies, insurance costs, fees for legal and professional services, as well as our expenses for corporate telecommunications and internet access not associated with our products. Our operating expenses also include sales and marketing expenses (which include expenses associated with attending trade shows and travel costs, as well as a portion of personnel salaries allocated to sales and marketing activities), as well as technology development expenses (which includes expenses related to research and development as well as a portion of personnel salaries allocated to development activities).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and how we apply such pronouncements to our financial statements, see the accompanying notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Factors Affecting Future Results

Intellectual Property

Over the past year, we have been focusing on maximizing the value of our intellectual property portfolio, mainly the Health IT patents that have been granted since the end of last year. To that end, the Company announced in August that it had retained the law firm of Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP ("Liner") as patent litigation counsel to assist us in monetizing our extensive patent portfolio of global Health IT patents and biotechnology assets. Due to changes in U.S. healthcare laws, most notably the HITECH Act of 2009, healthcare professionals are being required to provide patients with online access to their personal health information by 2014. We believe that the Company holds significant foundational patents which are relevant to providers who communicate health records in that they limit their ability to communicate without infringement.

In September, the Company began the process of pursuing claims for infringement against hundreds of healthcare providers and other organizations that use document management, imaging and faxing solutions to transmit medical records into digital online Personal Health Records in manners that could infringe on our intellectual property. MMR is also offering a program of annual renewable licenses to healthcare professionals that are not providing MyMedicalRecords.com or using the Company's MMRPro document management and imaging solution.

In the third quarter, the Company was successful in receiving two additional Notices of Allowance ("NOA") granted by the United States Patent and Trademark Office (as detailed below in the "MMRGlobal Health Information Technology Patents" section) with one of the two having become an issued patent in October 2012, which helped to strengthen our health IT portfolio and raised the bar for PHRs. The Company believes that the new patents make it extremely difficult to comply with certain MU requirements under HITECH without a license from MMR for the Company's IP.

The MMR patent portfolio was created in conjunction with the intellectual property law boutique of McKee, Voorhees & Sease, P.L.C. ("MVS"). MVS has worked with MMR from the beginning and continues to assist in building U.S. and international patent portfolios in the health information technology and biotechnology areas.

Exploiting MMRGlobal Biotech Assets and Patents

Although the Company's primary business is the Web-based storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the Merger with Favrille, Inc. which currently includes 3 U.S. patents, 4 U.S. pending patent applications, 6 patents in foreign countries and 14 pending patent applications in foreign countries. Pre-Merger, the Company spent more than $140 million in development of the biotech assets, which are comprised of patents, patient samples and data from the FavId™/Specifid™ idiotype vaccine trials and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma and additional B-Cell mediated conditions such as rheumatoid arthritis. Subsequent to the Merger, we have recovered additional intellectual property, including certain physical assets used by Favrille, Inc. in the form of over 1,800 patient tissue samples, samples of the B-Cell vaccine, a collection of insect cells used in the manufacture of the vaccine and other materials collected during the Company's pre-Merger FavId™/Specifid™ vaccine trials. The insect cells are of a particular kind believed to be susceptible to a particular baculovirus infection providing unique utility including Trichoplusia ni (Hi-5) and Spodoptera Frugiperda (Sf9) cells which are important to the Company and a material element in its issued patents numbers 6,911,204, 8,114,404 and 8,133,486 as well as pending patent applications.

The Company was granted a Notice of Allowance from the Mexican Industrial Property Institute (the equivalent to the United States Patent and Trademark Office) during the second quarter for the patent entitled "Antibodies and Methods for Making and Using Them" (Patent No. MX302058). After successfully prosecuting the breadth of the allowed Mexican Patent, the patent was granted to cover all of the Company's proprietary antibodies that have particular utility in fighting cancers. The Mexican Patent represents the first of the Company's patents for its anti-CD20 monoclonal antibody assets. Patents for the Company's antibodies are also pending in a number of additional countries including the United States, Australia, Brazil, Canada, China, Hong Kong, India, Europe, Japan and Korea. The anti-CD20 monoclonal antibodies are considered valuable assets of the Company based on the commercial value and benefits demonstrated by Rituxan®, the first monoclonal antibody approved by the FDA with reported sales of $7.1 billion in 2011. Rituxan is due to go off patent in 2015.

MMRGlobal's biotech patents also include the B-Cell vaccine patents and patent applications entitled "Method and Composition for Altering a B Cell Mediated Pathology" which relate to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer, including U.S. Patents 6,911,204, 8,114,404 and 8,133,486. An additional manufacturing divisional patent application was filed with the Mexican Industrial Property Institute in the third quarter after the awarding of a second Mexican patent No. MX302477 in June to further enhance the protection of the manufacturing patents already issued in various countries, including the U.S. The Company continues its pursuit of robust patent protection around the world in various countries of commercial interest.

In addition to our patent litigation firm, Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor, and our investment banking firm, B. Riley, we continue to work with scientists and experienced venture capitalists to assist us in generating revenue through licensing agreements as would be usual and customary in that industry. Moreover, we plan to continue pursuing license agreements with companies like Celgene that have expertise in the area of biotechnology and specifically in treating lymphomas and other cancers, and which can benefit from the use of our clinical and scientific data.

MMRGlobal Health Information Technology Patents

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

MMR began applying for its patents in 2005. After more than seven years of effort and the expenditure of millions of dollars in technology on behalf of our shareholders, the Company's bankers and analysts believe the licensing of our health IT patent portfolio could represent substantial ongoing revenue to the Company.

Following the approval of three of our patents by the United States Patent and Trademark Office ("USPTO") in the first quarter directed at a "Method and System for Providing Online Medical Records," we were granted a similar patent in April by the Mexican Industrial Property Institute, and most recently going into the fourth quarter, received two additional Notices of Allowance from the USPTO for health information technology patents, including U.S. Serial No. 13/041,809 and 13/352,026, making a total of five U.S. patents with additional patent applications still pending. The latest two issuances are most significant in that they cover aspects of the exchange of protected health information to and from patients, doctors, pharmacies, insurance providers and other healthcare professionals in forms including, but not limited to, email, text, phone, facsimile and web-based portals. The latest issuance, 13/352,026, was filed on January 17, 2012 and received a Notice of Allowance in less than nine months. The patent portfolio is believed to be relevant to providers of online medical records and transmitters of electronic health records in that it will limit their ability to communicate protected health information without potentially infringing. The Company is in the process of negotiating licensing agreements on terms that will allow MMR's Personal Health Record to be sold as an Administrative and General cost under reimbursed managed care plans such as Medicare and Medicaid.

After the latest patent issuances, MMR believes it holds significant foundational patents entitled "Method and System for Providing Online Medical Records" and "Method and System for Providing Online Records" and that the patents are relevant to any provider who transmits Electronic Health Records in that they limit their ability to communicate without infringement. Accordingly, the process of enforcement and licensing of its patent portfolio through the law firm, Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP, has continued to build throughout the third quarter including a campaign of sending 250 letters per week to hospitals, medical groups, pharmacies and other healthcare professionals as part of efforts to license the MMR IP.

Starting in 2014, Meaningful Use requirements mandate that patients receive timely online access to their personal health information. The Company believes that the claims in its patent portfolio provide solutions necessary and desirable for healthcare providers to meet those requirements. Because the MMR HIT Patents issued thus far have priority dates in advance of the relevant Meaningful Use requirements, the Company believes that its patent portfolio makes it difficult for eligible healthcare professionals to fully qualify for incentives under the HITECH Act without licensing from MMR. Also, because of government incentives, there will continue to be increased interest and need by hospitals and physician groups to deploy Web-based patient portals that have access to medical records.

The Liner law firm is also representing the Company in the collection of $30 million dollars under the Company's Settlement and Patent License Agreement with SCM as further described in our Litigation Matters section herewith.

The Company also has hundreds of patent claims in pending U.S. applications, including 17 U.S. utility and provisional patent applications related to health information technology. These include applications directed towards a Mobile Platform for Personal Health Records, a Method and System for Managing Personal Health Records with Telemedicine and Personal Health Monitoring Device Features, Prepaid Card Services related to Personal Health Records, a Universal Patient Record Conversion Tool, Aggregation of Data from Third Party Systems into a Personal Health Record Account and Electronic Health Records in Clinical Trials. The Company believes that many of the pending claims will ultimately be allowed including both health IT and non-health IT/medical applications which are pending in the Company's entire patent portfolio. We also have 5 patents in foreign countries and 9 pending patent applications in foreign countries, and one pending Patent Cooperation Treaty ("PCT") application.

Our patent portfolio also includes numerous other issued patents and pending applications in the U.S. and countries of commercial interest including Australia, Singapore, New Zealand, Mexico, Canada, Hong Kong, Japan, South Korea, Israel and European nations.

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

Although we have competition, we believe that our product is the most robust and comprehensive product in the market and we feel confident that the patents surrounding the products will prove to have tremendous potential in the end. This was made clearer by the 2012 National Physicians Survey published in June, which showed that fax remains the predominant form of communication for 63% of healthcare providers. While 33% of physicians use a laptop, 20% use Smartphones and 12% use iPads in their practices, the fax is "still king with physicians" along with the telephone. We believe this survey further highlights the value of our patented products and services since telephone and fax make up the backbone and infrastructure of the Company's SaaS Personal Health Record and professional document management systems.

Marketing and Sales

Marketing Update

Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the health information technology market. We are expanding our consumer market through strategic partnerships with nurse advocates, local pharmacies, home healthcare specialists, and medical supply companies, all of whom have significant one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, we have created a retail consumer model through the use of prepaid Personal Health Record cards, which will be sold through retail brick and mortar outlets. On the professional side, demand is increasing in the field of ambulatory surgical centers and EMR systems as well as other clinics looking for an elegant and cost-effective scanning and document management solution. We also view specialty practice areas such as pediatrics, chronic care illnesses and geriatrics as fertile grounds for expanding the MMRPro solution with the integrated patient portal MMRPatientView.

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

As previously reported, we are working with 4medica to integrate our PHR with laboratory reporting services which is used by tens of thousands of doctors nationwide. Once this application is available, information will be put directly into subscribers' accounts and users will be able to view their laboratory report results in binary format, meaning they will also be able to chart and graph this data. The ability for consumers to directly access their lab report results is also a national initiative being driven by the Department of Health and Human Services which under "new rules" seeks to expand the rights of patients to gain access to test results reports directly from labs using health IT solutions. We also are working with 4Medica to create a "fax portal" for their 30,000 doctors to facilitate better handling of the still large number of lab results that are paper-based in their network. That portal, which creates a significant new revenue stream for the Company, was completed in September and is expected to begin to be made available by 4Medica to its client doctors in November.

Under the Health Information Technology for Economic and Clinical Health Act (HITECH), which was part of the 2009 American Recovery and Reinvestment Act (stimulus bill), a core "Meaningful Use" objective requires that for physicians to qualify for government incentive payments, they need to provide more than 50% of their patients with timely electronic copies of their personal health information in Stage 1, transitioning to the same measure of patients being provided the ability to view online, download and transmit their health information in Stage 2, and at least 90% of patients in Stage 3 by 2014. This is believed to be spurring eligible healthcare professionals to seriously focus on how they will offer Personal Health Records to their patients. As a result, the Company entered into such strategic partnerships in the last year as we have with UST Global and Interbit Data, the latter to provide our MMRPatientView portal to users of the MEDITECH EMR system. MEDITECH is being used by more than 650 hospitals nationwide. Although the solution is only deployed for MEDITECH at this time, we believe that it can work with virtually any EMR platform, which opens up a significant new market opportunity for us.

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

Sales Update

MyMedicalRecords PHR

In Q1 2012, we analyzed our sales and distribution strategy and identified eight vertical business opportunities designed to generate accelerated revenue by putting Personal Health Records directly into the hands of consumers. These verticals are: independent pharmacies, pharmacy chains and other mass merchandisers, visiting nurses, caregivers, patient advocates, in-home sales affiliates, hospitals and medical supply companies. The Company believes that it will be able to efficiently and profitably gain traction in these markets to create revenue that will allow us to focus on many larger strategic, government, international and licensing opportunities such as the MMR's agreements with Chartis Insurance, MedicAlert, Unis-Tonghe in China and VisiInc in Australia, which take long periods of time and significant capital to incubate and develop to their full revenue potential.

As part of the strategy, we are in the process of creating a national sales representative network that will be able to bring us into the larger retail accounts such as chain pharmacies. The Company is completing the agreement process with the first of these representatives and expects to be calling on large retailers by end of Q3. Consumers will be able to purchase a Prepaid Personal Health Record card at retail, which will be manufactured in a high quality credit-card style. The package surrounding it will provide information on the PHR service to encourage both initial purchase and then active use. Because the prepaid card is high quality, emergency personnel will be able to find it in a user's wallet in the event of a medical emergency, which reinforces the special Emergency Login feature of the MMR product. The Company plans to have a magnetic stripe on the back of the card as well, which will allow us to offer the prepaid product in conjunction with pharmacy or store loyalty programs. In September, the Company hired Mike Dietrich, a business executive formerly with Office Depot, School Specialty and Troxell Communications, to assist the Company with leading the effort to sell its MyMedicalRecords Personal Health Record products and services to retailers, with particular focus on the launch of MMR's Prepaid Personal Health Record cards at retail. Dietrich will also manage sales to the education marketplace including schools and universities. A nine-year veteran of the United States Air Force, Dietrich will also assist the Company with programs for Veterans, including connecting to MMRGlobal's MyBlueButton.com initiative. Additionally, Dietrich will use his experience and expertise to work with CEO Bob Lorsch on the sale of Emergency Services through Personal Health Records to major wireless carriers and cell phone retailers and operators.

In addition, the Company is working to create partnership programs with caregivers who can distribute its product to patients who most need a Personal Health Record. The Company is in the process of launching its program with VIDA Senior Resource, Inc., a family owned and operated community resource organization headquartered in Boise, Idaho, which provides senior home care services nationwide through a network of certified owned and operated agencies. It is estimated that our product will be sold to some 50,000 patients. It is important to note that VIDA will be selling the PHR at a significantly higher price point, $19.95 per month or $199.95 annually, than it is currently being sold direct to consumer on the Company's Website. The Company has conducted several trainings for VIDA personnel in preparation for rolling out the product to VIDA clients. At the same time, the Company announced relationships with patient advocates who are selling the MyMedicalRecords PHR directly to their clients. The Company also attended the Visiting Nurses Association of America trade show in Phoenix in order to begin to create distribution to that channel in which 90,000 nurses work with nearly 4 million patients nationwide. The Company has conducted training for Vida offices in Las Vegas and in San Diego and is now rolling out a telemarketing program with the San Diego office, which deals with private pay rather than Medicare clients. In addition, the Company is beginning to work with Vida's Assisted Transition franchisees to make the Personal Health Record part of their offering to the clients they help to move into assisted living and nursing homes. It is expected that this program will begin to be tested late in the fourth quarter. The programs the Company has created for Vida are requiring significant lead time, training and testing to deploy.

We are actively working with E-mail Frequency and its partners, AmeriDoc™ and National Benefit Builders, Inc., on embedding MyMedicalRecords in benefit programs as part of a suite of healthcare products and services.

The Company recently introduced a new enhanced service called Personal Touch, in which a credentialed health professional collects the medical records on behalf of a MyMedicalRecords.com subscriber, then works with the subscriber to organize the records and put them into the PHR. The Company believes that the new service will help to speed-up adoption of the PHR product because it removes the need for the user to collect his or her own medical records, thus providing a tremendous convenience. The Personal Touch service also is sold at a premium price - $179.95 annually instead of $99.95 annually. Initial test marketing of the product has shown very promising metrics and we believe that the Personal Touch concierge service can make a significant contribution to our subscriber revenues beginning in Q3 as the marketing program expands after successful testing of the concept. The above is in addition to our ongoing main sales channels focused on healthcare professionals, direct to consumer, corporate sales, insurance companies, affinity group and membership organizations.

In the second quarter, the Company increased utilization of social media (YouTube, Facebook, Twitter) to enhance brand loyalty for our MyMedicalRecords PHR and connect with a greater number of potential users. The Facebook advertising campaign that we have been running delivered 20.7 million impressions in the month of June. The campaign uses targeted messages which drive people to both disease-specific and family wellness pages such as www.mymedicalrecords.com/diabetes and www.mymedicalrecords.com/family. In the fourth quarter, the Company also is expected to roll out an affiliate marketing program, in which marketing partners such as list publishers and health-related websites will be offered the ability to bring the Personal Health Record to their customers on a "Per Acquisition" basis, which means MMR only pays them if the Company received a paid subscription. This program will give MMR the ability to put its marketing message in front of millions of new eyeballs, in a targeted way, without having to pay cost of advertising upfront.

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

In September, the Company signed an Agreement with VisiInc, which has committed to selling an initial 75 units, of which the first 25 have been delivered, the next 25 are scheduled to be delivered by the end of the fourth quarter, and the remaining 25 in the first quarter of 2013. Starting in the second quarter of 2013, the agreement calls for the reseller to purchase or license a guaranteed minimum of 100 additional MMRPro systems per quarter over the life of the three-year contract, which represents a minimum of $5 million to $16.8 million in revenues in addition to $1,050,000 for the first 75 units. VisiInc's primary focus is distributing the MMRPRo product into the dental channel, which represents a new opportunity for the Company.

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

Since 2010, Alcatel Lucent has provided support to MMR in China, and MMR also became a member of Alcatel Lucent's ng Connect program. The Unis-Tonghe/MMR JV is working with Alcatel-Lucent to also assist the launch of MMR's Personal Health Record products and services in China. More recently MMR has begun conversations with ng Connect to expand that support throughout the Asia Pacific region. As part of this relationship Alcatel-Lucent is also supporting the JV's first installations of MMR Personal Health Records in a 10-hospital network operating in Qinyang City and Xiuwu County in the prefecture-level city of Jiaozuo in northern Henan Province. The 10 hospitals serve approximately one million patients.

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

Australia

There is a very active market for Personal Health Records in Australia where MMR holds dominant patents in the market. Through its Australian strategic partner, VisiInc PLC, this includes integrating telemedicine applications, document management solutions and sales to affinity programs. Just three weeks following the launch of the Australian Government's Personally Controlled eHealth Record (PCEHR) on July 1, 2012, the Department of Health and Ageing announced it was putting the records system out to bid after two years of planning and reportedly hundreds of billions of dollars' worth of investment. MMR and VisiInc plan to offer a combined product that represents a solution within the PCEHR standard as defined by the Government's National E-Health Transition Authority (NEHTA). The Company believes this represents an enormous opportunity for both companies to consolidate their technologies and enable VisiInc to leverage the MyMedicalRecords Australian patent portfolio to implement a secure NEHTA-compliant service that delivers unified integration of electronic Personal Health Records to work with the take-up of any system, from digitizing plain paper files to transmitting, storing and sharing digital files.

Value Added Reseller ("VAR") Networks

On September 27, 2012, the Company signed an agreement with VisiInc PLC, which is incorporated in this filing as Exhibit 10.1, for the sale of a minimum of 1,275 MMR Pro systems through a large reseller of medical products and services to health care professionals. As of September 30, 2012, we had delivered the first 25 MMRPRo systems. In addition, the agreement obligates VisiInc PLC to purchase a minimum of 50 MMRPro by the first quarter of 2013. MMRPro will be bundled with other Visi products and marketed as VISI MMRPro. The VISI MMRPro systems are being sold through the Seagate VAR and OEM channels, which includes a syndicate of Seagate VARs, as well as through the Burkhart Dental channel, as part of a Seagate/Visi/MMR/Via3 product bundle. The entire product bundle will be featured at the Synnex VAR conference "Varnex" in Las Vegas on November 14, 2012 to an estimated 700 VAR partners.

The bundle offering also includes Seagate's Network Attached Storage ("NAS") Boxes (NAS440), which, when connected to VISI MMRPro, will store documents and images created in the VISI MMRPro system in the NAS boxes, as well as in MMRPro.

Initially, the Agreement calls for exclusivity in the dental market through Burkhart Dental ("Burkhart"), which has an estimated 24,000 dental office clients. Burkhart has already begun the process of installing MMRPro systems in several of its dental clients' offices. Although the Agreement is based on selling exclusively to the dental channel, VISI has subsequently requested exclusive rights to include, legal, accounting and other verticals. As a result, the Company believes the number of units may increase.

Results of Operations for the three and nine months ended September 30, 2012 as Compared to the three and nine months ended September 30, 2011

Revenues.

Revenues for the third quarter of 2012 were $345,821, a decrease of $6,237 or 1.8% compared to $352,058 in 2011. Revenues for the nine months ended September 30, 2012 were $717,398, a decrease of $372,278 or 34.2% compared to $1,089,676 in 2011. The year-to-date decrease was primarily due to lower biotech license fees, which varied based on the milestones reached in the same period as compared to prior year.

Cost of revenue.

Cost of revenue decreased by $108,747, or 51.7%, from $210,474 for the third quarter of 2011 to $101,727 in 2012. Cost of revenue decreased by $27,789, or 6.2%, from $448,238 for the nine months ended September 30, 2011 to $420,449 in 2012. The decrease was primarily due to decreased website hosting fees and license fees. Gross profit as a percentage of revenues was $244,094, or 70.6% for the third quarter of 2012, as compared to $141,584, or 40.2% in 2011. Gross profit as a percentage of revenues was $296,949, or 41.4% for the nine months ended September 30, 2012, as compared to $641,438, or 58.9% in 2011. Gross profit decreased for the nine months ended September 30, 2012 primarily due to lower biotech licensing fees received as compared to prior year.

Operating expenses.

Total operating expenses increased by $76,793, or 4.9%, from $1,580,885 in the third quarter of 2011 to $1,657,678 in 2012. Total operating expenses decreased by $612,532, or 12.1%, from $5,053,797 in the nine months ended September 30, 2011 to $4,441,265 in 2012. General and administrative expenses increased by $42,753, or 4.7%, from $917,525 in the third quarter of 2011 to $960,278 in 2012. General and administrative expenses decreased by $297,300, or 10.0%, from $2,979,372 in the nine months ended September 30, 2011 to $2,682,072 in 2012. The year-to-date decrease in 2012 as compared to 2011 was driven primarily by a reduction in stock-based compensation expenses of approximately $68,000 and lower consulting fees of $248,000, offset by higher office rent and office expenses of approximately $17,000.

Sales and marketing expenses increased by $50,381, or 8.5%, from $592,910 in the third quarter of 2011 to $643,291 in 2012. Sales and marketing expenses decreased by $298,955, or 16.2%, from $1,840,559 in the nine months ended September 30, 2011 to $1,541,604 in 2012. The year-to-date decrease in 2012 as compared to 2011 was primarily due to lower investor relations costs of approximately $229,000 and a reduction in stock-based compensation expenses of $140,000, offset by higher marketing expenses of approximately $70,000.

Technology development expenses decreased by $16,341, or 23.2%, from $70,450 in the third quarter of 2011 to $54,109 in 2012. Technology development expenses decreased by $16,277, or 7.0%, from $233,866 in the nine months ended September 30, 2011 to $217,589 in 2012. The year-to-date decrease in 2012 as compared to 2011 was primarily due to an overall decrease in product management expenses.

Change in valuation of derivative liabilities.

In November 2007, Favrille issued warrants to purchase 4.4 million shares of common stock in conjunction with a registered direct offering of common stock and warrants. We assumed these outstanding warrants as a result of the Merger on January 27, 2009. The value associated with these warrants was recorded as a liability utilizing the Black-Scholes valuation model, and revalued at the end of each quarter. The change in valuation of the warrants from the beginning to the end of the period is recorded as change in valuation of derivative liabilities. There was no change in valuation for the third quarter of 2012.

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

There was no change in the valuation of derivative liabilities for the nine months ended September 30, 2012.

Interest and Other Finance Charges, Net.

We had interest and other finance charges, net of $113,131 for the third quarter of 2012, a decrease of $500,113 from $613,244 in 2011. Interest and other finance charges totaled $341,215 for the nine months ended September 30, 2012, a decrease of $1,457,708 from $1,798,923 for the same period of 2011. The decrease was primarily due to lower non-cash interest expense attributed to the conversion feature and warrant issued with Convertible Promissory Notes of approximately $1.3M and lower line of credit interest expense of approximately $129,000.

Net loss.

As a result of the foregoing, we had a net loss of $1,526,715 for the third quarter of 2012 compared to a net loss of $2,140,489 for the third quarter of 2011. We had a net loss of $4,485,531 for the nine months ended September 30, 2012 compared to a net loss of $6,248,027 for the same period of 2011.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2011 financial statements for the year ended December 31, 2011 related to the uncertainty of our ability to continue as a going concern. As of September 30, 2012, our current liabilities of $8,481,841 exceeded our current assets of $625,114.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of September 30, 2012, the Company's current liabilities exceeded its current assets by $7.86 million. We have incurred net losses of $1,526,715 and $2,140,489 for the three months ended September 30, 2012 and 2011, respectively, and $4,485,531 and $6,248,027 for the nine months ended September 30, 2012 and 2011, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating our business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn, over the next twelve months, the Company's existing current assets will sustain our business for approximately one to three months.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Seventh Amended Note (which had a balance of $1,640,328 at September 30, 2012), amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2012 are as follows: $1,005,974, which is included in the line of credit, related party; and $634,353 for other obligations due to The RHL Group, which is included in related party payables.

Traditionally, we have relied on the issuance of stock and debt to the RHL Group to finance our activities. At September 30, 2012, we had a line of credit with The RHL Group in the amount of $4.5 million. As of September 30, 2012, availability under this line of credit was $1.45 million.

Furthermore, we may utilize portions of our standby equity facility with Granite as needed. Additionally, we raised $780,000 and $1,800,858 in convertible debt during 2012 and 2011, respectively. We expect to continue offering a limited amount of convertible debt in 2012. The Company also expects sales from MMRPro, its prepaid Personal Health Record cards, and fees from patent licensing agreements to generate revenue and gross profit that will significantly improve its monthly sales and reduce annual cash burn from operations.

Cash Flows for the three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

Net cash used in operating activities for the nine months ended September 30, 2012 was $1,638,725, compared to $1,958,363 used in the similar period in 2011. In 2012, we had a net loss of $4,485,531, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, change in valuation of derivative liabilities, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets) of $1,489,518, less changes in operating assets and liabilities of $1,357,288. In 2011, cash used in operating activities included net loss of $6,248,027, less similar non-cash adjustments of $3,609,716, plus changes in operating assets and liabilities of $679,948. Compared to 2011, non-cash adjustments in 2012 were lower primarily due to a decreased in stock-based compensation expense and lower amortization of loan discount.

Net cash used in investing activities in the nine months ended September 30, 2012 and 2011 totaled $268,936 and $416,078 respectively. Compared to 2011, investing activities in 2012 were lower mainly due to a decrease in MMRPro and website development costs.

Net cash provided by financing activities in the nine months ended September 30, 2012 and 2011 totaled $1,639,270 and $2,191,737, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes, common shares and net proceeds from draw downs on our line of credit from The RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our Chairman and Chief Executive Officer. Compared to 2011, financing activities in 2012 were lower primarily due to a decreased in convertible notes and warrant activities.

As of September 30, 2012, we had cash and cash equivalents of $42,712, compared to $180,985 at September 30, 2011.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group's Seventh Amended Note had a balance of $1,640,328 at September 30, 2012. The components of the RHL Group Note payable and the related Balance Sheet presentation as of September 30, 2012 are as follows: $1,005,974, which is included in the Line of Credit, Related Party balance; and $634,353 for other obligations due to The RHL Group, which are included in related party payables. Total interest expense on this note for the three months ended September 30, 2012 and 2011 amounted to $39,201 and $27,930, respectively. Total interest expense on this note for the nine months ended September 30, 2012 and 2011 amounted to $116,155 and $88,530, respectively. The unpaid interest balances as of September 30, 2012 and December 31, 2011 were $29,478 and $24,145, respectively.

Convertible Notes

During the first quarter of 2012, the Company entered into one Convertible Promissory Note ("Note") with an accredited investor for an aggregate amount of $35,000. The note carried an annual interest rate of 12%, and was convertible at the option of the Purchaser into a number of shares of our common stock at $0.028 per share.

During the second quarter of 2012, the Company entered into thirteen different Convertible Promissory Notes (the "Convertible Notes") with twelve different unrelated third-parties for principal amounts totaling $235,000. The Convertible Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at our sole discretion. At any time from and after the earliest to occur of (i) the approval of the stockholders' of the Company of the increase in the authorized shares of the Company's common stock from 650,000,000 to 950,000,000; or (ii) the availability of sufficient unreserved shares, the Company shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The Company elected to convert the Notes, issuing a total of 13,250,000 shares.

During the third quarter of 2012, the Company entered into eight different Convertible Promissory Notes (the "Notes") with eight different unrelated third-parties for principal amounts totaling $480,000. The Notes are convertible at the option of the Company into a number of shares of our common stock at $0.02 per share. These Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company. As of September 30, 2012, $130,000 remained unconverted.

As of September 30, 2012, a total of $1,002,808 of Convertible Notes remained outstanding and the Company or the holders had not elected to convert their Note balances into shares of our common stock.

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

For a more complete description of the terms of the Cooperation Agreement, please see Exhibit 10.26 in our annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of September 30, 2012.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the three and nine months ended September 30, 2012.

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

On January 26, 2012, MMR filed a complaint against a certain former officer of pre-merger Favrille, Inc., and other potential defendants (the "Favrille Defendants") that the Company believed may have misappropriated some of Favrille's intellectual and personal property. On July 31, 2011, Ropers Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, became counsel of record in this matter. The matter was settled as of September 12, 2012. The defendants in this suit have agreed to supply MMR significant information and data concerning the intellectual and personal property. The information and data will allow MMR to continue to value and exploit certain of the Company's intellectual and personal property through licensing and/or sales agreements.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. On September 19, 2012 the Company engaged Liner, Grode, Stein, Yankelevitz, Sunshine, Regenstreif & Taylor, LLP ("Liner") to substitute into this matter. The Agreement contains an arbitration clause and arbitration proceedings have commenced. An appeal is also presently pending the Second Appellate District of the California Court of Appeal stemming from the Superior Court's denial of SCM's Petition to Compel Arbitration. The Company and SCM have participated in an appellate mediation program administered by the California Court of Appeal and are in the process of implementing the results of the mediation. Thus, this litigation is currently pending before the arbitration tribunal, the Superior Court and the Court of Appeals. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

MMR has received a letter from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. To date no lawsuit has been filed. The FEHA has received a claim but is not investigating. A "right to sue" letter has not been issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 8-K, filed with the SEC on August 31, 2012, involving sales of our securities that were not registered under the Securities Act. Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On November 5, 2012, we entered into a Convertible Promissory Note (the "Note") with an unrelated third-party for principal amount of $10,000. The Note has the option to be converted into a total of 500,000 shares of our common stock. This Note bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company.

On October 2, 2012, we granted a vendor 1,050,000 shares of our common stock at a price of $0.04 per share to an unrelated third-party as payment for services.

On October 2, 2012, we granted a vendor 150,000 shares of our common stock at a price of $0.04 per share to an unrelated third- party as payment for services.

On September 1, 2012, we granted a vendor 53,500 shares of our common stock at a price of $0.02 per share as a reduction in accounts payable.

On August 30, 2012, we granted a warrant to purchase 500,000 shares of our common stock to an unrelated third-party as payment for services. This warrant vest immediately and have an exercise price of $0.02 per share, and an expiration date of August 30, 2013.

On various dates between August 17, 2012 and September 27, 2012, we entered into four different Convertible Promissory Notes (the "Notes") with four different unrelated third-parties for principal amounts totaling $130,000. The Notes have the option to be converted into a total of 6,500,000 shares of our common stock. These Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company.

We generally used the proceeds of the foregoing sales of securities for repayment of indebtedness, working capital and other general corporate purposes.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1

*+ MMRPro Valued-Added Reseller Agreement dated September 27, 2012 by and between MMR and the VisiInc PLC. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

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
(1)

The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of MMRGlobal Inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

*+ MMRPro Valued-Added Reseller Agreement dated September 27, 2012 by and between MMR and the VisiInc PLC. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.      PDF

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