Form 10-K
period 2012-12-31
MMRGlobal, Inc.
filed 2013-04-01
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period __________ to ______________,

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

      As of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock was $6,961,994 based on 409,529,064 shares issued and outstanding on such date and a closing sales price for the registrant's common stock of $0.017, as reported on the OTC BB on such date.

      As of March 11, 2013, the registrant had 552,721,661 shares of common stock outstanding.

MMRGLOBAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2012
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements. The words "anticipate," "expect," "believe," "plan," "intend," "will" and similar expressions are intended to identify such statements. Although the forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management. Such statements are subject to various risks and uncertainties, including but not limited to those discussed or incorporated by reference herein. Actual results and the timing of selected events may differ materially from those anticipated in these forward- looking statements. Except as required by applicable law, we disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made. The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control, and are subject to various risks and uncertainties, including but not limited to those discussed or incorporated by reference herein. Actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

PART I

ITEM 1. BUSINESS

Organizational History

MMRGlobal Inc. (referred to herein, unless otherwise indicated, as "MMR", the "Company," "we," "us," and "our") was originally incorporated as Favrille, Inc. ("Favrille") in Delaware in 2000, and since its inception and before the Merger (as defined below), operated under a different management team as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. In May 2008, Favrille's ongoing Phase 3 registration trial for our lead product candidate failed to show a statistically significant improvement in the treatment of patients with follicular B-cell non-Hodgkin's lymphoma, and accordingly, we determined to sell all of our equipment related to manufacturing of this product, as well as other personal property in an auction. On September 9, 2008, this auction was consummated and we received $3.2 million in net proceeds from the sale of the assets. With the disposition of all of our equipment and other personal property, we ceased to engage in any operations and became a "shell company" as such term is defined in Rule 12b-2 of the Exchange Act. Notwithstanding the sale of the assets, the current management team identified certain biotech patents and patient samples that the Company continues to hold and successfully license in the marketplace.

Agreement and Plan of Merger and Reorganization

On January 27, 2009, the Company, through MyMedicalRecords, Inc. ("MMR Inc."), what is now our wholly-owned operating subsidiary, conducted a reverse merger with Favrille. We refer to this transaction as the "Merger". Following the Merger, the holders of MMR Inc. equity prior to the Merger, on a fully diluted basis, owned or had the right to acquire approximately 60.3% of our equity, the holders of our equity prior to the Merger, on a fully diluted basis, owned approximately 33.2% of our equity, and certain beneficiaries under the Creditor Plan (which consist of our former officers and former directors and their affiliates) had the right to own up to approximately 6.5% of our equity. The Creditor Plan is described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and filed as Exhibit 10.1 on our report on Form 8-K filed on November 13, 2008.

As a result of the Merger in January 2009, MMR Inc. became our wholly-owned subsidiary and its legal name became MyMedicalRecords, Inc. Although we are the legal acquirer, the Merger is accounted for as a reverse acquisition in accordance with U.S. generally accepted accounting principles, or GAAP. Under this method of accounting, Favrille was treated as the "acquired" company for financial reporting purposes. This determination was primarily based on: the fact that MMR Inc.'s former shareholders held a majority of the equity of the consolidated company, MMR Inc.'s operations comprise the ongoing operations of the consolidated entity, and MMR Inc.'s senior management and director designees assumed control of the consolidated company.

In addition, upon the closing of the Merger on January 27, 2009, MMR Inc. became our wholly-owned operating subsidiary and we ceased being a "shell company" as such term is defined in Rule 12b-2 of the Exchange Act.

On February 9, 2009, and in connection with the Merger, the Company changed its legal entity name from Favrille, Inc. to MMR Information Systems, Inc. Subsequently, on June 16, 2010, the Company changed its legal entity name to MMRGlobal, Inc., which we believe more accurately reflects the nature of our operations.

On March 8, 2011 we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including the Company's anti-CD20 antibodies and related FavId™/Specifid™ vaccine technologies identified by MMR Management as remaining assets from the Merger. As of this date, the assets have not been transferred to the subsidiary.

Our Business Subsequent to the Merger

As of the closing date of the Merger, we adopted MMR Inc.'s business of empowering consumers to manage their Personal Health Records ("PHR") and other important documents, whether paper-based or digital, and by doing so, to better control and organize their lives overall. Starting in 2005, MMR Inc. filed patents for a universal PHR that could be used by any person or any healthcare professional anywhere in the world regardless of the technology on the other end. The patents are entitled "Method and System for Providing Online Medical Records" and `"Method and System for Providing Online Records." Today, we provide patented secure online storage and document management solutions for Personal Health Records and other important documents such as insurance policies, deeds, driver's license, IDs, passports, estate planning documents, advance directives, photos, as well as legal and travel documents among others.

The Company expanded its operations and added a line of document storage and management solutions for healthcare professionals, designed to eliminate paper, allow them to operate without dramatically changing the way a medical office operates and allow them to store and share health records with their patients on a real-time basis.

We are also in the business of licensing our intellectual property which is comprised of biotech assets including patents, patient samples, anti-CD20 antibodies and other intellectual property as well as a portfolio of patents pertaining to health information technology. As a result of these licensing activities, we have signed Licensing Agreements for more than $40 million to date. More than $10 million of it pertains to biotech and $30 million to the Settlement and Patent License Agreement with Surgery Center Management, LLC, which is discussed in further detail in the "Customers" section.

Over the last seven years, these patents have been in the process of issuance and we now have patents issued, pending, and applied for in numerous countries around the world. As a result the Company has evolved from an operating business selling products and services to consumers and healthcare professionals to a company whose value proposition is based on a combination of factors including:

  A personal health records company specializing in storing medical records and other important documents for consumers and health care professionals
  A document imaging and management company for healthcare professionals
  A licensor of Biotech Intellectual Property based on a portfolio of biotech assets developed at a cost of more than 100 million dollars
  And a licensor of Health Information Technology patents and other Intellectual Property in numerous counties around the world

Business Overview

The following description of our business relates to our current business and operations.

We offer a suite of secure, online products that empower consumers and professionals alike to manage medical records and other important documents in their life and business, whether paper-based or digital. These online products include: (i) MyMedicalRecords.com, an online PHR secure system for the entire family including pets; (ii) MyEsafeDepositBox, an online secure document storage system; (iii) MMRPro, an integrated scanning and web-based document management solution for healthcare professionals; and (iv) private label PHR and MyEsafeDepositBox storage solutions.

In late 2009, we released our electronic document storage and management system for healthcare professionals, particularly small to mid-size physician practices and surgery centers that are still largely or entirely paper-based. Our professional solution, which we refer to as MMRPro, incorporates an integrated patient portal accessible through www.mmrpatientview.com in response to the need to provide patients with timely access to their medical records. In 2010 we added the MMR Stimulus Program to the MMRPro product offerings which helps healthcare professionals offset some of the cost involved in providing patients with copies of their personal health information when they sign up for a full-featured MyMedicalRecords account so that they can be stored in their online PHR. Videos on our products can be found at www.mmrtheatre.com. Television commercials on our products can be found at www.mmrontv.com.

Our health information technology patents became the focus of the Company's licensing and enforcement activities in 2012, having been granted five patents and two Notices of Allowance during the year by the United States Patent and Trademark Office ("USPTO") directed at a "Method and System for Providing Online Medical Records" and a "Method and System for Providing Online Records." The Company's health IT patent portfolio currently includes our U.S. patents (with a total of 177 claims), 17 pending U.S. patent applications (with hundreds of pending claims), six international patents including two in Australia with others in New Zealand, Singapore, Japan and Mexico, a Notice of Allowance received for our Canadian patent application in the first quarter of 2013, and seven other pending patent applications in foreign countries. These patents have the potential effect of enabling the Company to control a dominant marketplace position in personal healthcare, being well-positioned to benefit from the explosion in health IT both in the U.S. and globally. We also continue efforts to maximize the current and future value of the biotech assets acquired from Favrille, Inc. when the Merger was completed in January 2009. These assets include, but are not limited to, the exploitation and licensing of patents, data and samples from the Company's pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies.

Products and Services

Our suite of secure, web-based products all are built on proprietary, patented and patent-pending technologies that allow users to easily store, organize, retrieve and share their protected health information and other data in a timely and secure manner from anywhere in the world.

Our consumer product, "MyMedicalRecords", is an easy-to-use, secure web-based PHR system, which allows documents, images and voice mail messages to be transmitted in and out of our system using a variety of methods, including fax, voice and file upload and doesn't need to rely on any specific Electronic Medical Records ("EMR") platform to maintain medical records. Using encryption technology, the system receives these files, as well as voice files, HL7, CCD and any other uploaded files including data exported from Telemedicine systems, which are all stored in the consumer's personal account secured by a unique user ID and multiple password combination. A notification is sent to up to five user e-mail addresses (including text-enabled cell and smartphones) whenever a new record is received. Users can then access their files via the Internet and take advantage of an intuitive, customized filing system that allows them to categorize, annotate and file their records for easy access, organization and retrieval. Users can also print, download, e-mail or fax their records from their account, giving our customers greater control over their own PHRs and other information, which they can share with healthcare providers and others as they move through the continuum of care.

The Company is constantly in the process of evolving its products and adding new features that will facilitate connectivity with other systems such as Electronic Medical Records systems. The new features facilitate connectivity with any standalone EMR systems and other Electronic Medical Records systems, and laboratory reporting systems.  Using an HL7 interface we will be able to populate data, such as a Continuity of Care Document, directly to the patient as well as lab test results, medication lists and other discrete data which will be directly deposited into the MyMedicalRecords PHR. At the option of the patient, the system will also be able to push PDFs from the patient's confidentially maintained files directly into an EMR or EHR.  We believe this will increase adoption of our product by consumers, vendors and providers alike because we now are a true patient portal that shares electronic data.

We are currently selling our MyMedicalRecords PHR product direct to consumers, corporations as an employee benefit, physicians, small hospitals, surgery centers and other healthcare professionals including nursing associations and veterinarians, retail pharmacies, and to affinity organizations as a "value-added" service for their members or clients. We introduced a Prepaid Personal Health Record Card at the start of 2012 which the Company has been offering through healthcare professionals, home healthcare agencies and facilities, and patient advocates, and plans on offering it through retailers in the near future. We also sell to insurance companies and plan to sell through financial services organizations. The PHR is offered both via the MyMedicalRecords web site and as a private- labeled product. When sold to employers and/or affinity groups, the Company counts members as individuals who have received paid access to the MMR system through their employers benefit program or as a member benefit from a respective affinity group. The Company counts users as the individuals in that member group that activate and commence usage of their individual PHR account. In addition, the MyMedicalRecords PHR is an important component of the MMRPro professional document management and imaging system which we are selling to physician offices and other healthcare professionals (See section on "MMRPro").

Our "MyEsafeDepositBox" service is geared toward small businesses, the financial services, insurance and legal service industries. MyEsafeDepositBox is based on the same technology and architecture as our MyMedicalRecords PHR product. However, rather than focusing on storing medical records, MyEsafeDepositBox is designed to provide secure online storage for medical records and vital financial, legal and insurance documents such as wills and advance directives. MyEsafeDepositBox.com may be used as a virtual on line "safe" and could serve as an essential part of any household's or business's disaster preparedness plan.

Our MMRPro product provides physician offices with a powerful and cost-effective solution to the costly and time-consuming challenge of digitizing paper-based medical records, as well as providing doctors the ability to have access to those records through a private portal at MyMedicalRecordsMD.com (see MMRPro.com for more information). MMRPro also features an integrated e-Prescribe automated drug order entry system. It also automatically deploys records that patients can view and print out through a free patient portal, MMRPatientView.com. MMRPro also includes its own "Stimulus Program" that allows doctors the opportunity to earn administrative reimbursements when their patients upgrade from the free MMRPatientView.com portal to a full-featured, paid MyMedicalRecords PHR.

In developing and marketing our products and services, we plan to continue to take advantage of the burgeoning consumer health information market and health IT market for patients and healthcare professionals to leverage federal legislation, including the Health Information Technology for Economic and Clinical Health Act (HITECH) which is part of the American Reinvestment and Recovery Act of 2009 (ARRA). Additionally, we believe that the healthcare reform legislation passed by Congress and signed by the President into law in March 2010 (Patient Protection and Affordable Care Act) represents a significant behavioral shift in how consumers will manage their healthcare because of the requirement that most Americans have insurance starting in 2014. The U.S. Supreme Court, which had heard oral arguments challenging the law during the last week of March 2012, ultimately upheld the constitutionality of most all of the legislation in a ruling announced on June 28, 2012. As a result, key provisions such as the individual insurance mandate, Accountable Care Organizations ("ACOs"), and hospital readmission penalties quickly moved forward. We believe these reforms favorably impact the Company's health IT products and services. Even though the HITECH Act's meaningful use program incentivizing the national implementation of computerized medical records was separate from the 2010 reform bill, ACOs require coordinated care to improve outcomes and reduce costs, which further requires interoperable healthcare IT solutions. This is part and parcel of the transformation taking place in healthcare from a pay-for-service system to a pay-for-performance or outcomes-based healthcare model. In other words, under the Affordable Care Act, the Medicare Shared Savings program rewards physicians operating in ACOs and for keeping patients healthy in order to reduce costs. At the same time, as both government mandates and public and private employers are increasingly compelling individuals and families to take a more active role in better managing their healthcare, there is a prevailing consensus that patient portals and PHRs are necessary to achieve this.

Our MyMedicalRecords PHR product is designed to enable consumers to store their important medical records and data in one central and secure place where they can manage those records and control how they are accessed and shared. The market for the Company's products is significant. While every healthcare consumer in the U.S., as well as those in other countries, is a potential user of our MyMedicalRecords PHR product, we believe that the product has most appeal to these particular market niches:

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
  Employees who are forced to change doctors and other providers when their employer changes health insurance and who therefore need to manage the transfer of medical information to their new providers;
  Consumers who are concerned with having their PHRs and other important documents in a disaster or other emergency;
  Travelers and business people working overseas who want to ensure that they always have access to their medical records in the event of an emergency;
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
  Veterans and Medicare recipients who are using Blue Button to transfer their data into a comprehensive, portable and easy-to-use PHR;
  Corporations seeking to offer their employees a valuable benefit, e.g. companies implementing workforce wellness programs and those with expatriate employees would be particularly interested in our product;
  Pharmacists who are unable to spend more time counseling consumers due to time constraints and see PHRs as a way to help bridge the gap; and Government agencies, local, state and federal, who are seeking to provide a quick way to deploy a solution for helping families and businesses preserve their vital documents in the event of a man-made or natural disaster

Because of the similarity in functionality between our MyMedicalRecords PHR product and our MyEsafeDepositBox product, we market these products through some of the same channels. The crossover marketing strategy for our MyMedicalRecords PHR product and MyEsafeDepositBox product focuses primarily on the following channels:

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
  To associations and organizations seeking our solution as an emergency preparedness tool;
  To charitable and critical illness organizations as ways to raise funds;
  To legal, accounting, mortgage, and other organizations that have the need to securely store and transmit documents to and from their clients; and
  Direct to consumers as a retail subscription product.

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
  Other healthcare professionals such as dentists, veterinarians, and chiropractors;
  Community hospitals and other clinics which do not have the funds or technology resources to invest in an EMR system;
  Surgery centers and specialty clinics; and
  EMR and Electronic Health Records ("EHR") vendors who are looking for a way to bring a PHR into their systems without having to build their own import modules.

The Company was an Independent Software Vendor of Kodak until Kodak filed for bankruptcy protection on January 19, 2012. The Company has filed a claim in the United States Bankruptcy Court Southern District of New York for $827,818.74 in damages from development and other costs incurred building MMRPro with Kodak. The Company is still purchasing Kodak scanners for use in its MMRPro products and services. The machines are now being purchased through Kodak resellers. Because of the Kodak bankruptcy, the Company decided to identify secondary suppliers for scanners and software in support of MMRPro. As a result, the Company also announced that it is entering into an agreement with Fujitsu Computer Products of America, Inc. to provide hardware and software solutions to deploy its MMRPro professional products and services.

The Company was one of the first Integrated Service Providers on Google Health, which discontinued services effective January 2, 2012 but was allowing existing users to access and migrate their data up until January 1, 2013. However, in 2011, we signed an agreement with Microsoft® HealthVault® and are planning to integrate our services with their platform as demand for access to Healthvault® increases in the marketplace.

The Company has relied upon numerous consultants in its efforts to accelerate bringing to market its anti-CD20 monoclonal antibodies. Anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin's Lymphoma (NHL) and additional B-Cell mediated conditions such as rheumatoid arthritis. The Company understands the anti-CD20 antibody assets are potential candidates for the next generation of a Rituximab-type therapy. Rituximab is marketed under the trade name Rituxan® in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera® by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan® is one of the world's most successful monoclonal antibodies with reported sales of USD $7.1 billion in 2011. Rituxan is due to go off patent in 2015. Additionally, MMR acquired significant intellectual property assets from its 2009 reverse Merger with Favrille, Inc., that included data, patient samples and other intellectual property from the pre-Merger clinical trials of its FavId™/Specifid™ idiotype vaccine.

On December 22, 2010, the Company entered into a thirteen million dollar non-exclusive agreement with Celgene to license the use of the Company's clinical and scientific data related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information. In consideration for the rights granted under the Agreement, Celgene agreed to pay the Company certain upfront fees and development milestones. When a milestone is reached it continues to automatically trigger a payment to MMR. The Company has already received $850,000 in milestone payments under such agreement.

2012 Business Developments

Overview:

Since its inception, MMR's health IT business has evolved from a development company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. Corroborating the value of protecting the Company's intellectual property, inventions and other IP by investing millions of dollars in the inventing and building of a global patent portfolio, a special report published by the Michael Bass Research Group on January 22, 2013 concluded that the range of value of the Company's U.S. patents could reach between $600 million to $1.1 billion in revenue (http://michaelbass.com/PDF/Patent_Valuation.pdf). This was based on what is described as conservative estimates based on a market projected to reach a GDP value of $19 billion. In line with this, developments in the industry during 2012 were positive for the Company as a provider of patented Personal Health Records because this marked the year PHRs moved to the center of health IT. The driving force was the release of the final rule for Stage 2 meaningful use on August 23, 2012 requiring online access for patients to their health information through an online portal or Personal Health Record. The Stage 2 meaningful use requirements for patient electronic access to their health information didn't build on so much as supersede Stage 1, where electronic copies of health information only needed to be provided upon request by the patient. Now, starting in January 2014, over 50% of an eligible professional's patients need to have access to their health information made available to them online, and this is expected to expand to over 90% with Stage 3 meaningful use requirements.

There are many factors affecting the growing popularity of PHRs, which include the web-based personal medical home, the move away from fee-for-service toward value-based or outcomes-based reimbursement, and the interest in web-based social networking and the Health 2.0 movement. MMR's vision from the start was to provide patients and families with an easy-to-use online system for accessing their medical records and other important documents and securely sharing them with all their healthcare providers using MMR's proprietary technology platform. Since our company began, we have made it our mission to ensure the patient shares in the electronic exchange of his or her health data along with their providers so they can make the informed decisions necessary to better manage their care and participate in cost savings that can accrue from timely access to information.

During 2012 and reaching into the future, the alignment of patient engagement with everything health IT is now everywhere in evidence. From the speeches and presentations of Dr. Farzad Mostashari, National Coordinator for Health Information Technology, to the blogs of technology experts and corporate CEOs, patient engagement has moved from being a component of meaningful use to becoming a core focus of government initiatives and a major strategy of healthcare organizations and employers, putting patient portals and PHRs on the map.

We expect stronger demand for our products and services given patient engagement requirements that need to be implemented by January 2014 under meaningful use to qualify for full payment under the HITECH Act's EHR Incentive Program, and the strength of our health IT patents. Back in 2005, we imagined a time when all Americans would be covered by health insurance, as most people are in most Western countries, and we brainstormed over what would patients and doctors need? Communication, obviously, in a way that tied together all of one's medical reports in one place, easily accessible in most all circumstances, and especially so in times of emergency, from an individual emergency to a widespread natural disaster like Hurricanes Katrina and Sandy. So we conceived of multiple ways this communication could connect and be interoperable with various entities and we filed hundreds of patents and claims to this effect.

It takes time for the U.S. patent office and those of other nations to evaluate and rule on new technology claims; yet since the end of 2011, the number of U.S. patent we have been granted went from three allowances granted by the United States Patent and Trademark Office at the end of 2011 to seven U.S. patents issued by January 8, 2013. Our patents, which involve inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record Systems, are directed at a "Method and System for Providing Online Medical Records" and a "Method and System for Providing Online Records," and include U.S. Patent Nos. 8,117,045; 8,117,646; 8,121,855; 8,301,466; 8,321,240; 8,352,287; and 8,352,288. The MyMedicalRecords, Inc. patent portfolio also includes additional applications and continuation applications with more than 400 claims. As of this filing, and adding to our international patent portfolio, MMR was also issued a Mexican patent in April 2012 (#298478) and a Japanese patent in February 2013 (#5191895). In March 2013, the Company received a Notice of Allowance for its Canadian patent (Application No. 2,615,128), effectively giving us a dominant position throughout North America. MMR continues to have international patents issued, pending and applied for in numerous countries of commercial interest, including the United States, Australia, Singapore, New Zealand, Mexico, Japan, Canada, Hong Kong, South Korea, Israel and Europe.

In 2012, based on government regulations and the breadth of our foundational patents in health IT, we revitalized our efforts to monetize our intellectual property given requirements under the law pertaining to HIPAA, the HITECH Act and meaningful use. In addition to John Goodhue at McKee, Voorhees & Sease, the Company's patent prosecution counsel since the filing of MMR's first patent applications in 2005, on August 9, 2012, we announced that we had retained the law firm of Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP ("Liner"). Through Liner lead attorney Ted Ward, we began the process of contacting hospitals, physician group practices and vendors in an effort to educate them about MMR's portfolio of intellectual property. Our patent licensing activities increased significantly in the fourth quarter given the scope of the Company's patents to extend users to retail establishments that maintain Personal Health Records for customers and fill prescriptions online, and the Company began contacting organizations in an ever increasing number of healthcare verticals including large retail pharmacy chains providing Personal Health Record services to customers and nationwide lab services providers. The retail pharmacies and laboratories continue to be added to the list of hospitals, healthcare professionals and vendors the Company contacts regarding our health IT patents in an effort to create strategic business relationships and/or license the Company's patented technology. As a result, by the end of 2012, the Company had entered into licensing agreements with a laboratory reporting services vendor (4medica), a document management systems vendor providing services to more than 750 hospitals (Interbit Data), and an EMR/PHR provider (Healthcare Holdings Group, Inc. and Access My Records, Inc.).

Adding to our biotech intellectual property portfolio in 2012, the Company received additional patents by the Mexican Industrial Property Institute entitled "Antibodies and Methods for Making and Using Them" (Patent No. MX302058) and a "Method and Composition for Altering a B Cell Mediated Pathology" (Patent No. MX302477). The first patent has special significance because it represents an anti-CD20 monoclonal antibody patent which marks the first such approval for protection of the Company's specific antibodies that have particular utility in fighting cancers. Patents for the Company's antibodies are also pending in a number of additional countries including the United States, Australia, Brazil, Canada, China, Hong Kong, India, Europe, Japan and Korea. The second Mexican patent relates to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer. The manufacturing patent is similar to those manufacturing patents issued in the U.S., including U.S. Patent Nos. 8,114,404 and 8,113,486 issued in the first quarter of 2012, and Singapore, and is pending in various other countries of commercial interest. Subsequently, in January 2013, the Company announced approval of its European Union patent (European Patent No. 01979228.2) also directed at "Method and Composition for Altering a B Cell Mediated Pathology," protecting the manufacturing of our B-cell vaccines (which was under appeal in Europe for some time). This issued patent is currently undergoing the process of validating the patent in numerous countries of commercial interest including the United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium. All together, these patents represent a valuable addition to the Company's biotechnology portfolio acquired as a result of MMR's reverse merger with Favrille, Inc. in 2009. Favrille invested more than $100 million in research and development on its FavId™/Specifid™ vaccine trials and use of customized tumor cells to treat lymphoma patients and other technologies. MMR has continued to make progress in protecting the Company's IP, including its anti-CD20 antibodies, and seeks licensing agreements that include milestone payments such as the Company has with Celgene.

Although the Company continues to seek ways to maximize the value of its biotech assets through licensing and strategic business opportunities with universities and other biotech companies, it remains focused on its primary business, which is the development and distribution of the MyMedicalRecords Personal Health Record, MMRPro, and other related solutions in health IT. While we continue to protect and enforce our intellectual property, the Company had a very active year in new business in 2012. As the Company has discussed in past years, it takes more than 12 months and sometimes as long as two years for the Company to begin delivering its Personal Health Record products and services from the signing of an agreement with a customer. These programs and business initiatives are highlighted as follows:

  We started the year by showcasing the MyMedicalRecords PHR at the International Consumer Electronics Show ("CES") as part of the Alcatel-Lucent ng Connect Program, a multi-industry open innovation program comprised of over 190 members. MyMedicalRecords served as the Personal Health Record for the TeleConsult service concept, a self-care program encompassing remote monitoring of biometric data and access to a MyMedicalRecords PHR to store all the information for sharing among the patient and their medical team.
  Through our relationship with Alcatel-Lucent, we launched a Telemedicine reporting module inside the MyMedicalRecords PHR and are further working on identifying strategic partners to send medical information through our portal.
  In January and February, we launched our Prepaid Personal Health Record card, first introducing it at the CES show followed by a full launch at the Healthcare Information and Management Systems Society (HIMSS) Conference and Exhibition in Las Vegas. The Company also showcased its signature Prepaid PHR card on its new apps for handheld devices and tablets.
  At HIMSS 2012, we also demonstrated our new software developed with Interbit Data that allows hospitals and other clinical facilities to use a Meaningful Use certified solution to make health information available to patients using the MMRPatientView portal. The MMR-Interbit Data module is certified for meaningful use with MEDITECH EMR systems, and the Company believes that it can also work with virtually any EMR platform. (In January of 2013, Interbit Data, under a Non-Exclusive Patent and License Agreement with MyMedicalRecords, Inc., started selling the solution and also the MyMedicalRecords PHR to more than 750 hospitals utilizing Interbit's NetDelivery secure software solution and our patented technologies.)

  With strategic development partner UST Global, we are connecting MMR to UST Global's certified EMR solutions. The Company has been working with UST Global to sell our products and services to GE, Safeway and Wal-Mart. As part of the relationship, the CEO of UST Global invested $200,000 in the Company.
  On February 2, 2012, the Company announced that pursuant to the terms of the December 9, 2011 Settlement and Patent License Agreement with Surgery Center Management, LLC ("SCM"), we had filed suit to collect the initial payment of $5 million, due on December 23, 2011, along with an application to the court for a Right To Attach Order and Order For Issuance of Writ of Attachment. Pursuant to the terms of the Agreement, the remaining $25 million is due in annual payments of $5 million each, starting November 15, 2012. At this time $10 million is past due and owing. For a detailed explanation about this agreement please see the Customers section below.
  MMR and VisiInc PLC in Australia signed an agreement in February to license MMR's Australian patents for a "Method and System for Providing Online Medical Records" for use in MMR and Visi™ consumer and professional health IT products and services. The agreement calls for minimum performance royalty guarantees of nearly $1 million. The agreement also called for VisiInc to start selling the services in Australia starting June 1, 2012.
  Also in February, we announced that Spalding Surgical Center of Beverly Hills achieved its goal of going paperless using MMRPro. Two months later, the Company announced it was following up on our install of MMRPro at Peninsula Ambulatory Surgical Center in Bayonne, New Jersey managed by Regent Surgical Health with signed agreements for additional MMRPro systems at the Regent- managed ASC in Fort Myers, Florida, and New Brunswick, New Jersey. Regent, a leading surgery center management and development company, currently manages more than 20 facilities nationwide.
  In April, MMR announced an agreement with Vida Senior Resource, Inc. to launch a private-branded MyMedicalRecords PHR to 50,000 patients in Vida's nationwide organization of certified owned and operated home care services agencies. That same month, MMR showcased its home health and senior care programs at the Visiting Nurse Associations of America's (VNAA) Annual meeting and began working with visiting nurses and patient advocates to sell MyMedicalRecords.com through providers of home and community-based healthcare.
  Also in April, the Company announced that China Joint Venture partner Unis-Tonghe Technology (Zhengzhou) Co., Ltd. will work with Alcatel-Lucent (ALU) to collaborate and participate in the launch of MMR's Personal Health Record products and services in China.
  In May, we announced the Company had entered into an amended services agreement with E-Mail Frequency, whose clients include AmeriDoc™ and National Benefit Builders, Inc., to offer the Company's MyMedicalRecords Personal Health Record products and services exclusively to a consortium of wholesale affinity and employee benefit Telemedicine providers starting in July. The agreement calls for E-mail Frequency to offer embedded PHRs to more than one million wholesale benefit recipients in the first year of service.
  As a result of our entrance into the patient advocate, home health, and senior care channels, the Company announced in May that we had signed reseller agreements with two nationally known Patient Advocate Organizations, Premier Health Advocates and Patient- Advocate.com, for sales of MyMedicalRecords.
  In June, MMRGlobal and Fujitsu Computer Products of America, Inc. jointly announced a business arrangement to assist physicians in smaller practices to digitize patient records using our MMRPro system integrated with the Fujitsu ScanSnap N1800 Network Scanner. Utilizing a proprietary interface created by DocuFi™, this is being marketed as a low-cost solution that enables providers the ability to digitize, store, manage and share medical records without making the significant investment required while transitioning to a full-blown EMR system.
  In June, after nearly three years of development, the Company jointly announced with 4medica that the modules which enable physicians to receive and send faxes from inside an EMR were being deployed. MMR's EMR/EHR Fax Communications Gateway is incorporated in 4medica's Certified for Meaningful Use Integrated Electronic Health Record (4medica iEHR®), which enables hospitals, physicians, labs and health information exchanges (HIEs) to aggregate laboratory, imaging, pathology, e-prescribing and inpatient data from multiple sources into a single patient-centric record.
  Also as previously reported, we continue to work with 4medica to integrate our PHR with laboratory reporting services which is used by tens of thousands of doctors nationwide. Once this information is available, information will be put directly into subscribers' accounts and users will be able to view their lab report results in binary format, meaning they will also be able to chart and graph the data.

  In July, we announced the exciting news that we had received our official 30-year business license from the Chinese government to operate the Unis Tonghe MMR International Health Management Service Co., Ltd. Joint Venture. Though we had been installing early stage EMR systems in three hospitals in Henan Province during the application and registration process of responding to requests from the Chinese Government, this signifies that the JV is officially licensed with the government and is now approved to operate and generate revenue through 2042.
  Also internationally, the Company announced it sold MMRPro to a physician group practice in the Philippines, which is being used to make presentations to the Government and other private physician practices and hospitals.
  In July, we announced the recent launch of our Personal Touch Concierge Service, a well-received enhanced service offering designed to simplify the process of setting up a MyMedicalRecords.com account. With the assistance of a credentialed health professional, members are provided the equivalent of a Personal Assistant authorized to collect and organize their medical records and populate them in their PHR. Personal Touch is being marketed as a packaged offering and also as an upsell to MMR's existing base of members along with affinity users from membership organizations.
  As reported in the third quarter, we signed an agreement with VisiInc PLC for the sale of a minimum of 1,275 MMRPro systems through a large reseller of medical products and services to healthcare professionals. The Company believes this represents a $17 million pipeline from MMRPro. At the end of September, we had delivered the first 25 MMRPRo systems, with the agreement obligating VisiInc to purchase a minimum of 50 MMRPro systems by the first quarter of 2013. Under the multi-year agreement, which calls for quarterly minimum purchases of MMRPro over 40 months, MMRPro is being bundled with other Visi products and marketed as VISI- MMRPro through the Seagate VAR and OEM channels. This includes a syndicate of Seagate VARs, as well as through the Burkhart Dental channel, as part of a Seagate/Visi/MMR/Via3 product bundle.
  In November, our wholly owned subsidiary, MMR Life Sciences Group, made plans to exploit our pipeline of biotech assets by facilitating a partnership or other joint venture with a privately held biotech company that has completed its Phase 2 clinical trials and is in the process of beginning Phase 3. The Company has held talks with several privately held biotech companies who are finding it difficult to get the funding necessary to commence Phase 3 trials. As a result, they are looking at options to go public by reverse merger or a Form 10 Registration Statement.
  As a result of our initiative to actively pursue licensing arrangements based on MMR's health IT patents, we started seeing results in November when we agreed to the terms of patent license agreements with EMR and PHR vendors including Healthcare Holdings, Group, Inc. and Access My Records, Inc. and began making licensed services available to more than 30,000 physician accounts belonging to 4medica. The Company also began the process of licensing our patented PHR technologies and other intellectual property with strategic technology partner, Nihilent Technologies, to hospital networks, purchasing syndicates and trade associations representing thousands of hospitals, clinics and other healthcare providers in Illinois, Arizona, New Jersey Louisiana and Pennsylvania.
  Following our third quarter financial statements reporting that MMR and VisiInc had entered into an agreement to sell 1,275 patented MMRPro systems, our two companies jointly announced in December that the bundled VISI-MMRPro systems were in the process of being shipped and installed to Burkhart Dental. Burkhart is the first major account to install the VISI-MMRPro bundled solution, which is being sold through its network of more than 24,000 dental practice clients across the U.S. Although our agreement is based on selling exclusively to the dental channel, Visi has subsequently requested exclusive rights to include, legal, accounting and other verticals. As a result, the Company believes the number of units may increase.

Many of the programs the Company launched during 2012 are expected to achieve their targets throughout the next year. For example, consumers will be able to purchase our Prepaid Personal Health Record card nationwide. The programs we are creating for Vida Senior Resource are requiring significant lead time, training and testing to deploy and we anticipate that these will show results in 2013, along with other verticals in our Rapid Revenue Program that we launched in April. Because the program focuses specifically on sales to mass merchandisers including pharmacies and medical supply companies, home healthcare agencies and assisted living facilities, we believe our efforts will be further supported by our sixth health IT patent that was allowed in December 2012 because it potentially affects retail establishments that maintain Personal Health Records or patient portals for customers and fill prescriptions online and service providers who offer web-based portals for consumer access to personal health information. The growth in Telemedicine is also expected to fuel the value of the Company's IP. So, for example, because Telemedicine portals require connectivity to the patient, this gives MMR the opportunity to increase revenue by offering a combined Alcatel-Lucent platform with MMR's patented PHR through organizations and employers with direct connection to the doctor and wellness management tools. We also plan to provide automated data exchange with Blue Button sites offered by the VA and at Medicare.gov. This is in addition to our own branded MyBlueButton.com portal launched in April 2011. The Company is also beginning to see a trend toward providing Personal Health Records for animals and through relationships with horse owners and Dancing Paws, founded by MMRGlobal's CEO, we intend to sell our PHR into the $5 billion U.S. pet market.

Additionally, we will continue to use social media to build greater awareness for our products and services. In 2012, we increased utilization of social media (YouTube, Facebook, Twitter) to enhance brand loyalty for our MyMedicalRecords PHR and connect with a greater number of potential users. The Facebook advertising campaign that we have been running delivered 20.7 million impressions in just one month. In the fourth quarter, the Company also rolled out an affiliate marketing program, in which marketing partners such as list publishers and health-related websites will be offered the ability to bring the Personal Health Record to their customers on a "Per Acquisition" basis, which means MMR only pays them if the Company received a paid subscription. This program will give MMR the ability to put its marketing message in front of millions of new viewers, in a targeted way, without having to pay cost of advertising upfront.

Even though we are competing with companies that spend hundreds of millions of dollars in the health IT market, we have managed to spend a fraction of that amount and still enjoy strategic partnerships and sales and licensing agreements designed to generate revenues with companies such as UST Global, 4medica, Alcatel-Lucent and ng Connect, our China Joint Venture Partner Unis-Tonghe Technology (Zhengzhou) Co., Ltd., Australian licensee VisiInc PLC, E-mail Frequency, Fujitsu Computer Products of America, Inc., Interbit Data, Vida Senior Resource, Inc., and healthcare providers and surgery centers across the United States. We believe that our PHR is the most robust and comprehensive product in the market and we feel confident that the patents surrounding our products and services will prove to have tremendous potential.

Our Products

MyMedicalRecords - An Online Personal Health Record

Our MyMedicalRecords PHR product, principally accessible at www.mymedicalrecords.com, delivers an easy-to-use, web-based medical records and health information storage, retrieval and management system for use by consumers and healthcare professionals. Built on our patented technologies, the MyMedicalRecords PHR product allows for paper-based medical records such as lab reports, radiology reports, MRI reports and progress notes to be transmitted via fax or file upload to a secure mailbox that is created when a user enrolls in the service. Our MyMedicalRecords PHR product is designed to allow a user to fax his or her health records or other vital documents into a personal MyMedicalRecords PHR account via a dedicated telephone number, which we refer to as the user's "Lifeline." This unique telephone number is assigned to the user upon enrollment. A user can also upload digital files, such as x-rays, scans or other medical images, as well as other vital documents into his or her account directly from a personal computer through any Internet browser. In addition, the MyMedicalRecords PHR accepts voice messages.

Our MyMedicalRecords PHR product is bilingual in English and Spanish and allows users to store and segregate information for up to 10 family members in a single account. It is a patient-controlled PHR that provides portability for the user, which means our MyMedicalRecords PHR can stay with the individual through changes in doctors, jobs and insurers.

Through an Internet-based solution, the MyMedicalRecords PHR takes advantage of the one piece of equipment still being used in virtually every doctor's office: a fax machine. Healthcare providers can transmit documents to a patient's MyMedicalRecords PHR mailbox without making any changes to existing patient or practice management software. Our MyMedicalRecords PHR product can be used to provide secure storage for a variety of important confidential records, including:

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
  Birth certificates, living wills, healthcare powers of attorney and advance directives;
  Lab report and pharmacy records through 4medica; and
  Telemedicine data through Alcatel-Lucent ng Connect

In addition, users can store important legal, insurance and financial documents, as well as copies of identification documents such as passports and driver's license in their MyMedicalRecords PHR account.

The MyMedicalRecords.com Personal Health Record allows patients to store and manage their records and share information with providers, as they move along the continuum of care.

How it Works

Most providers, regardless of size, continue to rely on fax to move medical records. In fact the average physician receives more than 1,000 faxed pages per month even if they have an EMR or other electronic system. We have based our service on the efficient and effective conversion of faxed documents, uploaded documents, voice files and, more recently, telemedicine, pharmacy and laboratory data. We convert fax into encrypted Portable Document Format, or PDF files using proprietary patented technology. Users are then able to annotate and file these records using a simple, intuitive, online document management system. At the same time, users can upload records into their account and organize them using the same file management system as is used for faxed documents. Records can be shared by downloading and sending them from the user's e-mail or transmitted using the system's integrated outbound fax capability.

  Upon enrollment, we send every user a Welcome Kit containing a set of authorization stickers to be placed on their medical files at the doctors' offices that authorizes doctors to fax information into the MyMedicalRecords PHR, as well as a sticker for the back of a driver's license, which contains a special Physician Emergency Login password that will allow access to user information in the event of a medical emergency.
  When our MyMedicalRecords PHR system receives a document by fax transmission, it converts it into a PDF file and, using secure File Transfer Protocol transmission, or FTP, deposits it in the user's account on a secure server.
  When a faxed record or voice mail is received via the user's personal Lifeline number, our MyMedicalRecords PHR system sends a notification message to up to five e-mail addresses (including smartphones or tablets) provided by the user to inform the user that a new document or voice message has arrived in his or her account.
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
  Users also have the ability to fax records out of their MyMedicalRecords PHR account using an integrated Internet fax service. This feature gives users the ability to easily share information with multiple providers with the privacy of web-based faxing that doesn't require them to print out documents and then place them in a physical fax machine. This feature also transforms the PHR into a proprietary integrated fax messaging service, which the Company believes provides a significant competitive advantage over other PHRs.

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

We also offer a value-added service to our MyMedicalRecords PHR which we call Personal Touch. When a user enrolls in Personal Touch, their records are collected by a health professional, who then organizes them and places them into their PHR. Personal Touch is sold as an additional service and charged separately from the basic MyMedicalRecords Personal Health Record service.

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

Additional Product Features

Our MyMedicalRecords PHR product offers users multiple ways to enter and maintain their personal medical information, including by fax, voice, digital file upload and online annotations as well as through customized web service links. We believe our patented integrated capability makes our MyMedicalRecords PHR product easier to use and more accessible to potential customers and healthcare professionals. This gives us a unique competitive advantage in the marketplace and creates a barrier to competitive entry. In addition to the core document conversion, storage and retrieval capabilities, our MyMedicalRecords PHR product provides a layer of useful, value-added interactive tools to help users better manage their personal and/or their families' medical records. These tools include:

  Integration with Electronic Medical Record Systems and Laboratory Reporting Services.

We are integrating our PHR with laboratory reporting services and Electronic Medical Record systems, beginning with 4medica, which is used by tens of thousands of doctors nationwide, through the creation of a HL7 messaging interface scheduled to be completed and launched in Q2 2013. Information will be put directly into user accounts and users will be able to view their laboratory reports results in binary format, meaning they will be able chart and graph this data.

  Ability to Attach Received Faxes to e-mail Notifications.

Users can elect to have records attached to the notification e-mail they receive when a new medical record is received into their account. This capability is intended to save users the extra step of logging into their account to view new records, which we believe creates a higher level of convenience and usability.

  Health History

Users can enter their personal health history, including information about doctors (such as a doctor's name, address and specialty), vaccinations and immunizations, hospitalizations/surgeries, allergies and other medical conditions that may affect ongoing healthcare.

  Appointment Calendar Feature

Users are able to take advantage of a calendar feature to schedule and generate reminders about upcoming doctor and other health-related appointments. These reminders appear when a user logs into his or her MyMedicalRecords PHR account and also can be sent to the user's e-mail address (or e-mail enabled cell phone) and imported into Microsoft® Outlook®.

  Prescription History and Refill Reminder Feature

Users are able to enter their prescriptions, pharmacies and refill dates into their MyMedicalRecords PHR accounts. The system generates reminders about refills, which are visible to users when they log into their accounts and are sent to their e-mail addresses (or e-mail enabled cell phone).

  Drug Information and Interaction Database

Users can check for potential interactions across multiple prescriptions and over the counter drugs with this comprehensive database, licensed from Multum. When each user adds a new drug to their MMR PHR prescription history, they can quickly determine if that medication has any kind of negative interaction with other prescriptions they take. This tool is especially vital because preventable adverse drug interactions kill as many as 100,000 and injure more than 1.5 million Americans each year. Consumers who see multiple providers are especially at risk.

  Voice Reminders and Messaging

We have created our MyMedicalRecords PHR product to promote more efficient communication between doctors and patients. In addition to using a patient's personal MyMedicalRecords PHR telephone number to fax health information to a patient's secure online account, people can use the telephone number to leave a voice message, such as an appointment reminder, in a secure voice mailbox that is only accessible by the MyMedicalRecords PHR user. Users can also take advantage of this feature to leave themselves a reminder message such as for a doctor appointment or prescription refill reminder. Our MyMedicalRecords PHR product is designed to send a user a notification via e-mail when he or she receives a voice message. This gives users a helpful tool that they can access remotely.

  Secondary Passwords on Selected File Folders

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

  Emergency Login For Physicians and Other Emergency Response Personnel

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

  Health Information Library

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

The Company is also working with a number of vendors to create mobile applications for its MyMedicalRecords.com PHR. This mobile application has already been deployed in beta mode for Android tablets and smartphones. A mobile version for iOS (iPhones and iPads) is also being developed.

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

The Company also has a MyBlueButton.com initiative where veterans and Department of Defense personnel can upload their health information from their MyHealth e Vet account to a MyMedicalRecords PHR, where they can manage all their medical data and other important information in one secure location. In addition to safely storing their Blue Button data file, each MyMedicalRecords account comes with a password-protected voice mailbox, inbound and outbound fax, a drug interaction tool and many other features to manage and track their health. MyMedicalRecords also allows them to store medical records for their family members, including pets, in one account.

MyEsafeDepositBox - An Online Secure Document Storage System

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

In addition, we believe our MyEsafeDepositBox product may also serve as a valuable tool for younger consumers who would not otherwise utilize a PHR storage system, but are looking for a secure way to organize their personal information to take better control over their financial affairs

Pricing for MyEsafeDepositBox is similar to the MyMedicalRecords PHR. Suggested retail price is $9.95 per month or $99.95 annually, and is also made available to corporations and membership groups on an access-fee basis.

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

How It Works

At the core of the MMRPro system is a Kodak Scan Station scanner with a special version of Kodak's Capture Pro document imaging software already installed. The system featuring MMRPro is not sold as a stand-alone product by Kodak and must be purchased through MMR. Additionally, in June 2012, MMR and Fujitsu Computer Products of America, Inc. jointly announced a business arrangement to provide the MMRPro system integrated with the Fujitsu ScanSnap N1800 Network Scanner. The solution utilizes a proprietary interface created by DocuFi™ and is being marketed as a cost-efficient solution that enables providers the ability to digitize, store, manage and share medical records without making the significant investment required while transitioning to a full-blown EMR system.

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

All records generated from an appointment carry the patient's unique bar code. If the patient brings any third party records or health history records, the bar code is printed on a cover sheet to go in front of these records. At the end of an appointment, all paper records for the patients, including progress notes, lab reports, radiology reports and previous medical history after reviewed and approved by the doctor, are scanned into MMRPro and automatically sorted and filed into the correct tabs of a virtual patient chart that has been created online by the system. The files are securely stored and doctors can annotate these scanned records with free-form text notes and search those notes later on making it easy to retrieve specific records.

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

Additional MMRPro Features

  Integration with EMR systems.

In 2011, MMRGlobal signed an Agreement with Interbit Data (Natick, MA). The two companies have created a joint software solution that will allow hospitals and other clinical facilities to instantly make health information available to patients securely over the Internet using the MMRPatientView portal from any EMR system without first having to scan, fax or print any documents. The Interbit Data-MMR module is already being installed in hospitals and is certified for meaningful use with MEDITECH systems. MEDITECH is being used by more than 750 hospitals nationwide. Although the solution is only deployed for MEDITECH at this time, MMR believes that it can work with virtually any EMR platform, which opens up a significant new market opportunity for MMRGlobal.

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

  Integrated Fax Messaging

MMRPro supports both inbound and outbound Internet fax. While fax continues to be a primary way doctors send and receive information such as lab reports, doctors are increasingly concerned about the privacy issues associated with a fax machine in an open area. MMRPro solves the problem by allowing faxes to be initiated from or delivered directly to admin or doctor computer desktops through its integrated fax messaging. Faxes, which are viewable as PDFs, can be assigned to different doctors in the practice and then filed as part of the patient record. Each practice receives one main fax number for the office, and then individual numbers can be assigned to each doctor in the practice.

  Voice Messaging.

MMRPro also accepts voice messages into its system so doctor can hear voice messages from labs or other providers and keep messages as part of the patient record.

  Practice-specific Branding and Content

MMRPro allows providers to create custom content for their practices that patients see when they access records through the MMR Patient View portal. For example, a practice could use this feature to include a message to remind patients to get flu shots or give a wellness tip.

  Practice-specific forms management

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

  Patient View.

The MMRPro system incorporates an integrated patient portal, www.mmrpatientview.com, so doctors can give their patients timely electronic access to their medical records after a visit. Patients can sign up at their provider's office or they can opt to receive an e-mail after their first visit giving them the opportunity to sign up for the free service. To activate, patients log into their MMRPatientView account with their secure User ID and password combination, after which they can view, download and printout records from their visit, including lab reports, radiology reports and copies of X-ray images. Patients receive alerts any time their doctor places a new record in their account. The Company believes the Patient View portal satisfies the meaningful use requirement for doctors to share electronic copies of records with patients by January 1, 2014.

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

Doctors have the opportunity to earn administrative reimbursements when their patients upgrade from the free MMRPatientView portal to a full-featured, paid MyMedicalRecords PHR. The Company shares 30% of the subscription revenue from those upgrades with doctors on a monthly basis and believes that patient acceptance for the MyMedicalRecords PHR will be driven by the benefit of being able to store and manage medical records from all doctors for up to 10 family members, not just the one doctor and one family member capability of the free MMR-Patient-View Portal.

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

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as entities that perform a function, activity, or service on behalf of a covered entity and that require use of or access to the PHI of the covered entity, as well as vendors of Personal Health Records (PHRs) that use or access protected health information (PHI), must also comply with the HIPAA's Security Standards and many of HIPAA's Privacy Standards.

As a vendor of PHRs, we are implementing policies and procedures, and reviewing our relationships with all necessary parties, to ensure our compliance with HITECH and its associated regulations. While MMR contends it is not technically a business associate as that term is defined under HIPAA's three-prong test (since the beneficiary of the PHR is the patient, not the covered entity), the work we are doing to ensure compliance with HITECH as a vendor of PHRs will ensure that we comply with HITECH if we are ultimately determined to be a business associate.

Probably the most critical aspect of HITECH is its requirement to notify individuals if their PHI has been, or will likely be, disclosed without the individual's authorization (i.e., there is a breach). MMR both recognizes and fully supports this requirement and is working to ensure its contracts with covered entities address and delineate all responsibilities associated with the breach notification process. Moreover, because we believe in the quality, safety and security of our products and services, users of MMRPro, MMRPatientView and MyMedicalRecords receive protection under MMRGlobal's Million Dollar Cyber Liability Insurance Policy. In the event of a loss, users are protected from actual loss or damage caused by an error in the Company's PHR and MMRPro systems and are assisted with their defense costs in the event of a violation of the expanded HIPAA regulations under the HITECH Act.

The Market for Our Products

Demand for both our consumer and professional health IT products is driven primarily by the U.S. healthcare and the health information technology markets. More recently, we have been expanding our consumer market through strategic partnerships with local pharmacies, nurse advocates and home healthcare specialists, all of whom have significant one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, in 2012, we created a retail consumer model through the use of Prepaid Personal Health Record cards which will be sold through retail outlets such as pharmacies, and we are also expanding our presence into the wellness and prevention market. On the professional side, demand is increasing in the field of ambulatory surgical centers as well as other clinics looking for an elegant and cost effective scanning and document management solution. Specialty practice areas such as pediatrics, chronic care illnesses and geriatrics are also key areas for expanding the MMRPro solution with our integrated patient portal, MMRPatientView, with upsell to a full-featured MyMedicalRecords PHR. Additionally, as the use of Teleconsulting and Telemedicine becomes more prevalent, MMRPro's patient portal and MyMedicalRecords PHR are solutions that provide a user-friendly proprietary platform to facilitate collaboration between doctors and other healthcare providers with patients, such as exemplified by our programs with Alcatel-Lucent and ng Connect.

While the U.S. holds the largest share of the global EMR market, health IT is a growth industry internationally, expected to increase from $99.6 billion in 2010 to $162.2 billion in 2015, representing a CAGR of 10.2 percent from 2010 to 2015. Countries sharing a common goal to control healthcare costs are looking to EMR and PHR solutions to achieve this. The global demand is evidenced by the Company's agreements in China, Australia and other countries in development to offer Personal Health Record and electronic document management and imaging services. Moreover, in a global economy, companies are increasingly sending employees overseas, a practice which is expected to increase demand for our MyMedicalRecords PHR among ex-pats, particularly in Europe and the Middle East. Also, medical tourism is on the rise with estimates of a $100 billion market, and this fuels the need for medical records that are truly universal and can be accessed anytime from anywhere. It should be noted here that the growth of health IT at home and abroad is further impetus for ensuring the protection and enforcement of our patent portfolio worldwide. Corroborating the value of protecting the Company's intellectual property, inventions and other IP by investing millions of dollars in the inventing and building of a global patent portfolio, a special report published by the Michael Bass Research Group on January 22, 2013 concluded that the range of value of the Company's U.S. patents could reach between $600 million to $1.1 billion in revenue (http://michaelbass.com/PDF/Patent_Valuation.pdf).

In light of the continued occurrence of emergencies and natural disasters, the most recent being Hurricane Sandy, demand for both our MyMedicalRecords and MyEsafeDepositBox products are driven by relief and educational organizations, as well as by consumers and small businesses, with international focus based on tools that help in disaster preparedness and personal protection.

Healthcare and Health IT Industry

Health information technology (HIT) is at the forefront of efforts to reform the U.S. healthcare system, viewed as essential to controlling costs, improving care and saving lives. In 2012, Personal Health Records, specifically, moved to the head of the class when the final rule for meaningful use Stage 2 was released on August 23rd, expanding patient engagement requirements to qualify for funds under the EHR Incentive Program. A national system of computerized medical records first came into play under an Executive Order initiated by President George W. Bush in 2004. The commitment to achieve widespread adoption of electronic medical records was subsequently given a boost in the arm when it was included in the American Recovery and Reinvestment Act of 2009 (ARRA, or stimulus bill). Within ARRA, the Health Information Technology for Economic and Clinical Health Act (HITECH) had provisions allocating more than $27 billion to eligible professionals and hospitals who digitize their medical records systems through "meaningful use" of health IT.

Even with lingering economic weakness, and beyond the five-year payout under HITECH, health IT is expected to continue opening up widespread market opportunities in the healthcare industry. The stakes are high: healthcare spending reached an estimated $2.8 trillion in 2012, now accounting for about 18 percent of GDP. Even with the slower growth rate reported over the past couple of years (largely attributable to the recession), healthcare spending is expected to reach $4.7 trillion by 2020, and according to estimates by the Congressional Budget Office is on pace to exceed all discretionary spending by 2016. The need to control healthcare costs through 21st century solutions will continue to drive health IT adoption.

Apart from HITECH, we believe that the healthcare reform legislation passed by Congress and signed by President Obama into law in March 2010 (Patient Protection and Affordable Care Act, or "ACA") also represents a significant opportunity because of projects in the legislation including broadening health insurance to approximately 30 million Americans, implementing new healthcare payment and delivery models, and funding programs that promote healthy behaviors to both prevent and manage chronic diseases, which account for more than 75 percent of healthcare treatment costs. After the U.S. Supreme Court heard oral arguments challenging the Affordable Care Act during the last week of March 2012, the Court announced its ruling on June 28th to uphold most of the provisions in the bill, including the individual insurance mandate. Although the Affordable Care Act does not touch directly on health IT or affect the federal incentive programs for EMR/EHR adoption, the ruling allowed healthcare reform to move forward with greater clarity and does have a positive impact on technology tools that engage patients. So, for example, the challenges created by the influx of newly insured to better manage the cost of their care, or the efficiencies mandated by ACA in the form of Accountable Care Organizations ("ACOs") that reward providers for quality of care rather than quantity, is expected to result in greater demand for health IT solutions because they are critical for the coordination of care required to achieve improved outcomes.

Additional drivers of health IT that are expected to become more prevalent in the coming years are new multi-platform, multi- channel models of healthcare delivery. According to health economist and iHealthBeat contributor, Jane Sarasohn-Kahn, mobile apps, home-based monitors, Wi-Fi scales, text messaging and e-mail communication will gain traction in the coming years to ensure patients stay well. MMR is well-positioned to benefit from multiple technology integrations, demonstrated by our partnership with the Alcatel- Lucent ng Connect Program first announced in 2011. We anticipate more strategic partnerships with wireless providers as a result of our integrated telecommunications platform which delivers a PHR that allows medical records to be shared among all healthcare professionals involved in a patient's care using TeleHealth platforms.

The forces between the need to control healthcare spending and HIT mandates for achieving this continue to create positive market conditions for the Company's MMRPro and MyMedicalRecords PHR solutions, and the factors driving demand for our products and services also bring into focus additional market opportunities. For instance, the doubling of basic EHR/EMR adoption by physicians since 2008 is a positive trend and additional results show that EMR implementation is now on the radar of a majority of healthcare practitioners. However, significantly for the Company, two-thirds of the nation's solo practitioners have not yet adopted an EHR and approximately 40 percent of 2-physician practices are still not adopters (CDC/NCHS Data Brief Number 98). Given there are so many physicians still relying on paper and that fax remains the predominant form of communication for 63% of healthcare providers according to a 2012 National Physicians Survey, there continues to be tremendous opportunity for market share for our MMRPro, MMRPatientView and MyMedicalRecords products.

Taken together, as a result of healthcare's prominence on the national agenda, the role of health IT in cost containment and improved patient outcomes through patient engagement and coordination of care, the driving force of HITECH stimulus and the expansive role patient portals and PHRs have as a requirement for the meaningful use of an EHR, America's changing demographics underscored by the wave of baby boomers entering Medicare, and an increasingly global and mobile world, we believe our products, which are cost-effective and highly usable, will benefit from the HIT value propositions in the marketplace. Even with the challenges and uncertainties healthcare providers face in their day-to-day practice, we anticipate they will continue to move away from outdated paper- based systems and focus on spending strategic dollars on health IT as ROI given economic stimulus, the transition of healthcare to more of an outcomes-based reimbursement model, growing peer pressure, and the fact that increasing numbers of patients are becoming informed healthcare consumers who demand it.

Drivers for MyMedicalRecords PHR Market

Patient portals and timely access to health information such as made possible by PHRs, which were a convenience under meaningful use Stage 1, are now a necessity under meaningful use Stage 2, and signifies where health IT is heading now and into the future. With the final rule of meaningful use Stage 2 released on August 23, 2012, patient engagement moved to the center of the health IT industry and could very well mark a new era as patients require online access to their health data versus the previous rule which only required a copy on request, and did not have to be specifically web-based. So, starting in January 2014, over 50% of an eligible professional's patients need to have access to their health information available to them online within four business days of the information being available, and this is expected to expand to 90% with Stage 3 meaningful use requirements. Eligible hospitals need to make the information available to patients within 36 hours of discharge. The new requirements have resulted in understandable pressure for hospitals and physicians in the EHR Incentive Program managed by CMS, and the prospects of decreasing incentives and increasing penalties are also strong drivers for adoption. (There is a one percent reduction in Medicare reimbursement per year to a maximum of five percent for eligible hospitals and providers who do not meet the meaningful use requirements by 2015).

Now that most of the provisions in the Affordable Care Act (also called Obamacare) were upheld by the Supreme Court in its ruling on June 28, 2012, the insurance mandate in the health reform bill is also an additional driver for our PHR products and services. With the first 14 million of an estimated 30 million Americans scheduled to become insured starting in January 2014, massive demands on the healthcare system can be expected. It will therefore become increasingly important to have the kind of tools such as a PHR to communicate and engage with the patient population. Additionally, ACOs will need to rely on health IT solutions to make possible greater coordination of care that is such a critical part of the outcomes-based healthcare model being implemented. The Affordable Care Act also imposes measures to reduce high hospital readmission rates. On October 1, 2012, penalties went into effect in the form of fines imposed by Medicare against hospitals that readmit patients within 30 days of discharge for the same complaint or procedure. The penalties are part of a multifaceted effort by Medicare to reward facilities based on how they meet certain care quality and patient satisfaction metrics. It is believed that many of these can be achieved by providing patients with effective tools that enable them to have the information on how to care for themselves. This also coalesces around the personal medical home model where remote patient monitoring enables data collection into a PHR to provide continuous and coordinated care. According to a report produced by the Deloitte Center for Health Solutions, "Connected Care: Technology-enabled Care at Home," the effective application of in-home technologies can produce a net result of potential annual savings of 20 percent or more if chronic conditions and post- hospitalization care is managed by involved consumers in their homes.

Also helping to create momentum for PHRs while bridging the public and private sectors are initiatives spearheaded by Department of Human Health Services Secretary Kathleen Sebelius, U.S. Surgeon General Regina Benjamin, M.D., and National Coordinator for Health IT Farzad Mostashari, M.D., that are being used to build awareness and stimulate involvement. One of these, "Take the Pledge," engages both data and non-data holders such as employers and health IT vendors to pledge their support in enabling patients/consumers/employees to have instant access to their personal health information through Personal Health Records. Social media and video contests are also being increasingly used to build PHR communities. MMR has joined with hundreds of other companies to "Take the Pledge" and we are expanding our presence across the Internet using social media to engage consumers on the value of having a Personal Health Record for themselves and their family. We are also implementing the Blue Button initiative enabling Vets and Medicare recipients to share their data with healthcare providers, caregivers and other people they trust.

Organizations and enterprises not directly affected by meaningful use incentives are further promoting patient engagement:

Employers are offering workplace wellness programs that reward employees for healthy behaviors to increase productivity and control insurance costs which are also supported by program policies in the Affordable Care Act; health plans offer PHRs to patients to maintain data that monitors health progress in addition to claims data; pharmacies can offer patients drug interaction tools within a PHR and prescription refill reminders; caregivers are placing PHRs at the top of their list of technology that can best support their practice issues; retailers can use PHRs as a tool to create stickiness and build loyalty programs at the point-of-sale; and wireless carriers are developing platforms for remote patient monitoring devices transmitted by smartphones into a patient's PHR for sharing by the entire medical team.

Finally, an ultimate driver for our products and services are consumers themselves. Through federal and state government initiatives, employer policies, and a stretched healthcare system, individuals and families are being challenged to take more responsibility for their health and healthcare costs. Studies show that patients who use a PHR are almost twice as like to be up to date with preventive services, and those who have access to their health information are able to make better decisions about their care which can translate into improved health and cost savings. So with increasing use of EHRs requiring patients be provided their personal health information in the form of a patient portal or Personal Health Record, Telemedicine and the development of mobile health apps (an estimated 500 million individuals are expected to be using mobile healthcare applications within the next five years), and the use of social media to engage consumers in their healthcare, we believe PHRs have a strong future as part of an overall health IT strategy. Moreover, our patented MyMedicalRecords PHR - Internet-based for 24/7 access, easy-to-use, private and secure, portable and affordable - fulfills what surveys reveal consumers are most looking for in a PHR, which is access to information online, privacy, the ability to track immunizations and monitor lab reports, communicate with doctors, and correct mistakes in their records.

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

Regardless of the early resistance by practitioners, increasing numbers of doctors are moving forward and embracing health information technology. A good example of this is that there has been a two-fold increase since 2008 in those who have adopted an EMR/EHR system. This is positive for the Company's MMRPro system because of how it functions as a cost-effective bridge to a full blown Electronic Health Records system while at the same time providing an integrated patient portal/Personal Health Record, which is essential for qualifying for incentives under meaningful use Stage 2 patient engagement requirements. Moreover, because the fax is still being used by the majority of healthcare providers, especially with their patients, MMRPro's electronic fax capability enables them to run their practice like they always have while digitizing their office. Additionally, with the MMR Stimulus Program, incentives are offered either in place of, or in addition to, meaningful use payments, where it has been acknowledged that the perks offered by the government may not be enough by themselves to get doctors on board. And when meaningful use incentives are removed from the equation altogether, as is the case with non-eligible professionals such as long-term acute care and rehabilitation facilities, our end-to- end, user-friendly solutions enable clinical data to be digitized and available across all sites of care.

As a result, the Company sees a significant niche opportunity to provide an efficient, cost-effective system that helps healthcare professionals take the required first step to any form of digital office - scanning and digitizing patient records. The Company believes that the simplicity and elegance of MMRPro makes it attractive to the many thousands of medical offices, community hospitals and other healthcare providers who are still paper-bound and searching for a way to start their digital conversion. As David Blumenthal, former National Coordinator for Health Information Technology, wrote in a perspective piece published in the New England Journal of Medicine, "It is inconceivable that the health system in the U.S. will indefinitely resist a force that is transforming modern civilization and that offers almost infinite promise for improved and more efficient care." He added that the next generation of healthcare providers, "those weaned on the Internet, Twitter, Facebook, the iPad, and the iPhone" will insist on an electronic system. (Walker, "MedPage Today", 12/22/2011)

Drivers for MyEsafeDepositBox Market

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

Customers

To date, we have signed agreements for our MyMedicalRecords PHR product, our MyEsafeDepositBox product, our MMRPro product, as well as licensing agreements to license our Biotech and Healthcare intellectual property ("IP"). Our core products are sold directly to retail consumers, healthcare professionals, hospitals, surgery centers, dental offices, vendors, employees, affinity groups, membership organizations and licensees amongst others. Our Biotech and Healthcare IP is being licensed to pharmaceutical and other health IT companies. We have offered programs to patients of participating hospitals to use our MyMedicalRecords Personal Health Record free of charge when they are discharged from inpatient facilities.

We also offer private label versions of our MyMedicalRecords PHR product. In addition, we offer employee benefit programs to clients who provide MyMedicalRecords to their employees as a free benefit, similar to affinity and membership group clients. We receive compensation under these agreements either on a per enrolled account basis or on a membership basis in which we are paid based on the number of persons who are eligible to sign up for our service, regardless of the number that actually enrolls. In 2011 we also signed an agreement with Microsoft® HealthVault® and are planning on integrating our products with their platform in 2014 or in response to consumer demand.

We are continuing to expand these relationships and identify additional private label opportunities.

In the affinity and membership group area, we continue to see increased opportunities as organizations want to give their members access to the MyMedicalRecords PHR or MyEsafeDepositBox; the Company expects that these groups will continue to create new programs that bundle the MyMedicalRecords PHR and MyEsafeDepositBox virtual storage vault with their services.

The National Rifle Association, www.nraesafe.com, private labels our MyEsafeDepositBox product as a value-added member benefit, consistent with their theme of security and preparedness. The Company is in the process of working with the NRA to expand this offering.

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

On December 9, 2011, we entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management, LLC whereby the Company agreed to release SCM from prior patent infringement claims and granted SCM, on a non- exclusive basis, a license covering the Licensed Patents, which amongst other things, covers certain Licensed Products and/or Licensed Services to develop, make, have made, use, sell, lease, license, demonstrate, market and distribute the Licensed Products and/or Licensed Services under SCM's brand or private label for channel or distribution partners who purchase the SCM branded or Licensed Products and/or Licensed Services for resale to end customers.

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

The initial $5 million dollar payment became payable to MMR on December 23, 2011, an additional with $5 million became due on November 15, 2013 with additional payments to be made on November 15th each year for the remaining four years. The Agreement contains customary provisions, as to the term of the Agreement, representations, warranties, and indemnities by each of the Company and SCM and was filed with the Securities and Exchange Commission as Exhibit 10-1 on Form 8-K on January 17, 2012.

The Company is currently seeking payment on the initial $5 million as well as the subsequent $5 million which was due in November 2012 as per the agreement. As of December 31, 2012, three of the four revenue recognition criteria of Staff Accounting Bulletin No. 104 had been met (persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable). The Company will not recognize any of this revenue until such time as collection is reasonably assured. The Company is currently in litigation against SCM and we believe SCM has accounts receivable in excess of $200 million and other assets sufficient to pay the amounts due upon a successful outcome

During 2012, our three largest customers (Visi, Inc. $267,,000, Celgene $100,000 and E-mail Frequency $81,971) accounted for approximately 56% of our total revenue. Due to the contributions of these customers to our consolidated revenue, the Company is somewhat dependent upon its relationships with these customers.

In 2012, due to MedicAlert's plans to offer their own PHR product, MMR and MedicAlert entered into a Settlement and Release Agreement dated November 20, 2012 whereby MMR received a one-time cash payment plus access to MedicAlert's MedicAlert Gold customer base through email and newsletter blasts, amongst other things. Through the email blasts, MedicAlert customers are being offered the ability to subscribe directly to MMR's PHR, which many have already done. MedicAlert also agreed to provide free advertising and email marketing services to the Company for a period of 180 days following the effective date. The Company is also reviewing MedicAlert's new platforms to determine if any functions infringe on MMR's PHR Patents and other IP.

On March 22, 2010, the Company signed a three-year exclusive Master Services Agreement with Chartis International LLC which had an expiration date of March 1st 2013. A decision was made not to renew the agreement and the Company believes this to be a positive situation that now allows many insurance companies who are expressing interest in offering the Company's products and services to negotiate with the Company. Not having an exclusive with Chartis allows us to offer these services to other carriers as well as Chartis on a non-exclusive basis worldwide.

Sales & Marketing Strategies

MyMedicalRecords PHR

Our marketing strategy for our MyMedicalRecords PHR product calls for continued focus on seven main sales channels:

  Licensing

Since the issuances of the Company's patents in numerous countries we are focused on licensing the use of our proprietary technologies for the provisioning of Personal Health Records.

  Corporate Sales - Employee Benefit Offering

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

  Affinity Groups and Membership Organizations.

Our MyMedicalRecords PHR product can be bundled with other health or travel-related services. For example, a travel accident insurance company can include our MyMedicalRecords PHR product in its suite of emergency medical and repatriation services for travelers going abroad. We believe giving users the ability to access their medical records in an emergency situation overseas may add considerable value to an insurance company's travel insurance policies. Additionally, an affinity group, such as an alumni association or charitable organization, may offer our MyMedicalRecords PHR product as a recruitment or renewal tool. We plan on continuing to utilize outside sales representatives who specialize in selling services to these market segments.

  Private Label Branding

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

  Direct to Consumer Marketing

We intend to continue to focus on marketing our MyMedicalRecords PHR product directly to consumers via both online and off-line advertising vehicles. We have produced a series of television ads that are shown on syndicated television shows. The ads can be seen at www.mmrontv.com . We continue to test pay-per- click advertising using booth Google Adwords and the other targeted platforms such as Facebook. In addition, we plan on continuing to exploit our relationship with E-Mail Frequency LLC continuing to test different e-mail creative, both text and HTML, as well as campaigns to target direct to consumer sales. Our MyMedicalRecords PHR product is currently available to individuals on a monthly or annual subscription basis as well as to those patients who upgrade from a free MMRPatientView account provided by their doctors.

  Healthcare Professionals.

The Company plans on continuing to offer its MyMedicalRecords PHR to patients at physician offices, hospitals, surgery centers, x- ray facilities and other facilities. In addition, the company is planning to increase its marketing efforts in connection with sales to home caregivers and visiting nurses. The Company believes its ability to accept and transmit information in HL7 messaging formats will allow it to now more seamlessly integrate with existing EMR systems and populate the Personal Health Record with discrete data in addition to the PDF format already accepted by the Company's products.

  Retail.

The Company is in the process of establishing a distribution channel through retail where consumers will be able to purchase a Prepaid PHR card at retail stores including pharmacies, hospital gift shops, mass merchandisers and supermarkets amongst other specialty retailers. The prepaid retail card will be manufactured as a high quality credit-card style card. The package surrounding it will provide information on the PHR service to encourage both initial purchase and then active use. Because the prepaid card is not flimsy, emergency personnel will be able to find it in a user's wallet in the event of a medical emergency, thus reinforcing the special Emergency Log in feature of the MMR product. The Company plans to have a magnetic stripe on the back of the card as well, which will allow us to offer the prepaid product in conjunction with pharmacy or store loyalty programs.

  Other Markets.

The Company plans to focus a portion of their marketing efforts in selling to Nursing and Convalescent Homes as well as other vertical markets that have the need to share, store and manage documents and health records in a secure manner such as the legal, accounting, mortgage banking, chronic illness foundations, and charitable organization markets.

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

MMRPro

The Company is in the process of enhancing the MMRPro platform as well as broadening its distribution and sales channels. The Company believes that, as the calendar draws closer to the January 1, 2014 mandate requiring patients' online access to their health information, MMRPro will gain accelerated acceptance with clinicians because of the fact that the product automatically creates a patient facing copy of scanned records through its MMRPatientView portal. The Company also believes that the successful adoption of the MMRPro product by its existing customer base will help simplify and possibly shorten the sales process as it acquires new customers.

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

In 2011, MMRGlobal signed an Agreement with Interbit Data (Natick, MA). The two companies have created a joint software solution that will allow hospitals and other clinical facilities to use a meaningful use certified solution to instantly make health information available to patients securely over the Internet using the MMRPatientView portal from any EMR system without first having to scan, fax or print any documents. The Interbit Data-MMR module is already being installed in hospitals and is certified for meaningful use with MEDITECH systems. MEDITECH is being used by more than 750 hospitals nationwide. Although the solution is only deployed for MEDITECH at this time, MMR believes that it can work with virtually any EMR platform, which opens up a significant new market opportunity for MMRGlobal.

Licensing and Exploitation of Health IT Patents

The Company owns intellectual property rights to patents related to the "Method and System for Providing Online Medical Records" and a "Method and System for Providing Online Records" in both the U.S. and in other international territories, and is actively working with consultants on ways to monetize these assets to identify products that infringe upon our patents as well as licensing opportunities with other health IT companies regarding the use of the assets. The Company has already reached agreements to license the use of these patents with numerous organizations.

Licensing and Exploitation of Other Legacy Biotech Assets

Although the Company's primary business is personal and professional health records and document imaging systems, pursuant to the Merger, the Company acquired intellectual property rights to certain biotech assets, including the FavId™/Specifid™ idiotype vaccine and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma. On April 14, 2010, the Company also announced the existence of intellectual property in the form of approximately 140 patient samples collected during the Company's pre-merger FavId™/Specifid™ vaccine trials.

Based on information discovered in 2010 the Company believes that these assets could have significant value which is not reflected on the Company's balance sheet at this time. Through May of 2008 pre-merger Favrille had spent more than $100 million on the creation and development of intellectual property, which includes clinical trials, related data, patient samples, patents, and other forms of intellectual property and the possible use of more than $200 million dollars in related tax loss carry forwards, subject to limitations imposed by the IRS due to a change in control.

The Company is actively working with consultants on ways to monetize these assets to identify licensing and or manufacturing opportunities with biopharmaceutical companies, academic institutions, research organizations and others regarding the use of the assets. The Company has already reached one such agreement with Celgene.

Clinical Research Sales Strategy

The Company has filed patents for the design of an Electronic Health Record monitoring feature that uses the company's patented technologies to monitor patients in clinical trials. The Company believes that such a product offering can reduce the cost of managing clinical trial results and generate long term users of the Company's product. The Company will target biotech companies and pharmaceutical manufactures to purchase this product to obtain better monitoring of patient results and patient involvement .

Telemedicine Strategy

The Company has filed patents for the "Method and System for Managing Personal Health Records with Telemedicine and Health Monitoring Device Features" that incorporate the company's patented technologies. The Company believes that such a product offering can reduce the cost of long term, acute or extended healthcare and generate long term users of the Company's product. The Company is working with companies such as Alcatel-Lucent and their ng Connect division to more fully develop this offering.

Wellness Strategy

In March 2013 the Company announced a mobile wellness app in conjunction with Vitalae Wellness, Inc. The app is a comprehensive, mobile self-management system which allows users to take control of their own health and wellness, connect wirelessly with their MyMedicalRecords PHR, and share information with health providers and wellness coaches. The mobile app is part of a collaboration with Alcatel-Lucent's ng Connect Program (http://youtu.be/2dnlkHXW4z8 ). The addition of a wellness platform to the MyMedicalRecords PHR will enable the Company to begin competing in the growing marketplace of health and wellness apps and also provide more robust content to users of the MyMedicalRecords PHR.

Additional On-Going Marketing Strategies

In addition to the main marketing channels discussed above, we have also identified other potential markets for increasing sales of our products:

  Other health IT Providers

We believe that there is a market for our health IT products through strategic relationships with other health information technology providers who see MMR's services as being complementary to their own offerings. This is also driven by Stage 2 meaningful use and requirements that vendors incorporate PHRs and patient portals in their products and services.

  Home Healthcare.

We also believe that distribution through visiting nurses, caregivers, home medical supply companies and patient advocates represents a significant new channel for our PHR. We are actively pursuing creating specialized programs where home healthcare works can offer cards to their clients and then populate the PHR with information from their home visits.

  Small Businesses

We believe our MyEsafeDepositBox products could serve as an affordable and easy-to-implement tool for small companies that have not, or do not want to, invest in expensive IT data backup infrastructure.

  Government Agencies

We believe that federal, state and local governments would be interested in our products as they provide a powerful, yet easy to use addition to any family's disaster preparedness plan and we continue to approach agencies at all levels to explore the possibility of setting up pilot programs.

  Travel Companies and the Travel Industry

We believe that travelers, specifically Expats, can represent a strong market for our products because these products are designed to enable travelers to access to their medical records, or other important documents (copies of passports, credit cards, etc.), in the event of an emergency when they are away from home. We plan to market our products to airlines, hotels, automobile clubs and other- travel related companies and organizations as well as to advertise on travel-related websites to reach this market.

  Finance, Accounting, and Insurance Companies.

We believe insurance companies are interested in offering a MyEsafeDepositBox type of service offering for their risk and accident policyholders. We are actively working with at least one large financial institution to utilize MyEsafeDepositBox to handle paperless loan processing and delivery solutions as well as replace uses for traditional safe deposit boxes.

  Consumer Product Companies

We believe we can better target health-conscious consumers who may have a greater interest in our products by developing strategic partnerships with consumer products companies, including wireless phone service providers.

  Retailers

The Company is still in the process of bringing its MyMedicalRecords.com PHR to retailers in the form of a prepaid card that consumers will be able to purchase at point of sale. To do this, we have begun creating a national independent sales representative network that already has relationships with retail chains. In addition to direct sale to consumer at retail, the Company sees an opportunity to make the PHR part of store and pharmacy loyalty programs as well as to offer it as a premium when consumers purchase health care related products, switch their prescriptions to that store or refill existing prescriptions.

International Licensing

We exploit our intellectual property, technology and our MyMedicalRecords brand internationally. On January 4, 2010, we announced the completion of a definitive Cooperation Agreement ("the "Unis JV") with Unis-Tonghe Technology (Zhengzhou) Co., Ltd., or Unis, to form a joint venture to build a customized version of MMR's proprietary PHR services and professional document imaging and management solutions in China.

Unis is a subsidiary of Unisplendour Corporation Limited (SHE: 00938) (www.Unis.cn), one of China's leading IT firms. Our technology will support a Unis medical records development project for sale to China's public and private hospitals. China has an initiative to create health information systems to electronically acquire, store and transport individual health records. Our senior management and technology executives from Nihilent, MMR's technology partner in India, have met with counterparts from Unis-Tonghe, for a collaborative session on requirements to integrate the MyMedicalRecords PHR and the MMRPro system into a health IT platform that could be deployed throughout China's healthcare market.

Under the JV, Unis and MMR agreed to form a joint venture in China for the purpose of deploying our PHR services and document imaging and management solutions as part of a total EMR solution in China. Under the agreement, we will own 40 % of the joint venture and Unis will own 60%.

As a result of lead times to develop customized EMR solutions in response to government specifications, this effort could take several years. In the meantime, we have begun to leverage our resources in China with other U.S. partners on the ground in China including Alcatel-Lucent to help manage our relationships in China locally. As a result, we could begin selling MMRPro in conjunction with Alcatel-Lucent in China.

Also pursuant to requests from Unis and the the Chinese government, the Company has continued to respond to requests for changes in the Unis JV including changes continuing throughout 2012. The Company has also asked Alcatel Lucent as a 51% owner of Shanghai Bell to help manage the relationship in China.

In February 2012, MMRGlobal and Australian company VisiInc PLC entered into an agreement to sell MMRGlobal' s patented consumer and professional health IT products and services on the Visi platform utilizing the Vistime product in the health technology market in Australia, which is projected to be as much as $2.4 billion (USD$2.6 billion). The agreement with VisiInc PLC calls for minimum performance guarantees to be paid to MMR starting in 2012. VISI PLS markets and sells Vistime, a multi-file format, real-time 3D viewer for retrieval and viewing of large files, including medical imaging systems such as MRIs, scans and sonograms, over any Internet connection, including dial-up. The system allows physicians and patients to view and discuss medical records including radiology images in an online meeting format. Vistime integrated with MMR's MyMedicalRecords PHR and will allow collaboration of multiple specialists in real time. This feature is not currently part of any PHR. The Company is also working with VisiInc on licensing our products to partners in Russia.

The Company is also working on installations in Europe under an agreement with a large Kodak reseller. We have been invited to visit and present our products for use in a joint venture in Qatar and are working with consultants in that region. We are also meeting with potential strategic partners in countries where our patents are issued such as New Zealand and Singapore, to leverage our global patent portfolio.

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

  JJ Virgin

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

Chairman, Department of Medicine at Cedars-Sinai Medical Center

Director, Cedars-Sinai Thyroid Cancer Center

  David E. Bresler, PhD, LAc

Author, Consultant and Educator; President, Academy for Guided Imagery

  Shekhar Challa, M.D.

Board-Certified Gastroenterologist & Award-Winning Author

Co-Founder and President, Kansas Medical Clinic

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

Dermatologist; Academic Appointment at UCLA

  Prediman K. (PK) Shah, M.D.

Director, Division of Cardiology and the

Oppenheimer Atherosclerosis Research Center at Cedars-Sinai Medical Center

The Company plans on working closer with its Board of Advisors to identify new business opportunities. In Addition, the Company plans on working with its Medical Board of Advisors with regard to more effective and efficient uses of the Company's products for healthcare professionals as well as the exploitation of its biotech assets.

Principal Suppliers and Supply Contracts

We currently contract with various third-party telecommunications carriers, data centers and other information technology service providers and developers to develop and maintain our products.

In 2010, we terminated our agreement with an outside vendor, which previously hosted one of our product websites and provided fax and voice messaging services and the toll-free numbers used by the Company's customers to access their accounts. We paid this outside vendor a monthly website hosting fee and additional usage fees for fax, voice messaging and toll-free number services. Our contract was effective until September 2009, but automatically renewed, and continued to renew until we terminated it about November 2010. Starting in 2011, we deployed our own health information call processing platform and communications exchange network which the Company calls the Asteria platform. This significantly reduced the Company's reliance on outside vendors and recurring costs. At the same time the Company entered into direct contracts with our carriers for Direct Inward Dial or "DID" and toll-free numbers terminating at our new telecommunications platform.

We contract collocation and hosting services from several certified data centers that monitor, manage and maintain our systems and storage facilities that service our production websites. Scheduled, non-escalatory, monthly payments are made for all collocation and hosting services. The data center agreements are renewed automatically and a termination option is available to either party upon a six month prior written notice.

We contract with an outside vendor to house, manage and maintain the production servers that host our MyMedicalRecords PHR and MyEsafeDepositBox and MMRPro applications and store user related data. We pay a monthly fee for the management and technical support services required to maintain and operate its servers, which are housed in two separate data centers. Our agreement with this vendor is effective until terminated by either party. In 2012, we renewed a revised and amended agreement for another year with this vendor which automatically renews after one year on a month-to-month basis.

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

On September 16, 2009, we entered into a Licensing and Sales Commission Agreement, or the Licensing Agreement with E-Mail Frequency, LLC, which we refer to as the Licensor, and David T. Loftus, whom we refer to as the Consultant. The Licensing Agreement was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009. Pursuant to the Licensing Agreement, we agreed to exclusively license from the Licensor the usage of the Licensor's direct marketing database of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data, or the Database. In addition, we engaged the services of the Consultant to assist in the use of the Database. Under the terms of the Licensing Agreement, we paid a $250,000 one- time consulting fee to the Consultant in the form of 2,777,778 shares of restricted common stock, which we refer to as the Consulting Fee. In addition to the Consulting Fee, we will pay the Licensor a percentage of actual revenue received by us from successful sales made pursuant to use of the Database. The Licensing Agreement has a five-year term, but may be terminated by us after the Licensing Agreement has been in effect for one year. Upon such termination, we will be obligated to pay the Licensor its fees owed under the Licensing Agreement for the remainder of the term in addition to eight times the total fees paid to the Licensor over the last three months of use of the Licensing Agreement. Effective September 1, 2011, we signed an Amendment to the Licensing Agreement dated September 16, 2009 to provide the Licensor a non-exclusive right to target, market and exploit the employee benefits market.

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

Disaster Recovery Plan

We have a disaster recovery plan in place that is designed to ensure the safekeeping of records stored in a user's MyMedicalRecords PHR, MyEsafeDepositBox, MyMedicalRecordsMD and MMRPatientView accounts, while maintaining continuity of our services should our server site be affected by a natural or man-made disaster. Our main production site has redundancy measures built-in at all levels of the infrastructure and is designed to facilitate maximum availability of our product websites. Our backup and recovery encryption and processes are FIPS 140-2 compliant.

Competition

MyMedicalRecords PHR

Though the Company believes that no other product in the marketplace compares to what we provide in comprehensive offerings, especially given our patents as a barrier to entry, there are other PHR providers in the consumer health information management marketplace today that compete for our services. These include MyMediConnect, NoMoreClipboard.com, Dossia, WebMD Health Manager, ZweenaHealth, and HealthVault®, although the last is more of a personal health platform that offers multiple solutions. In addition, we compete with Internet and patient-portals offered by EMR Vendors, insurance companies, hospitals and HMOs for their policyholders and patients.

Each of our competitors offers varying PHR products and services for online storage and access to medical records at varying price points (at the basic "free" level, with minimal recordkeeping capability and usually includes advertising). However, we believe our MyMedicalRecords PHR product offers unique features that distinguish it from those of our competitors. In particular, we believe our MyMedicalRecords PHR product offers greater ease of use and accuracy than our competitors' products because copies of the actual medical records, such as laboratory test results and radiology reports can be faxed or uploaded directly into the user's MyMedicalRecords PHR account, rather than requiring users to input the data themselves, which may result in transcription errors, or go through a third party, which could result in more time, additional costs and can raise the issue of privacy.

Competitors may offer limited document management capability for PHRs; they have to be scanned and uploaded by the user and they do not allow users to easily manage stored information with the same sophistication as the MMR PHR. In addition, these services do not offer integrated outbound fax directly from the user account, or if they do, we believe they could be infringing on our patents, which means that users of competitive products have to print out and manually handle paper or go through third party intermediaries in order to share information with other providers along the continuum of care. Moreover, we believe our integrated fax offering alone can save members as much as $300 a year as compared to using similar electronic fax services.

In addition, while hospital patient, HMO patient. insurance policyholder and employer-based Internet-portals allow users to see certain information regarding test results, prescriptions or claims data, and may even give patients the ability to set appointments and communicate with doctors, these portals only allow users to view data from that specific provider, and if a user changes his or her healthcare provider, insurance carrier or employer, the information may not be available in the future. Our MyMedicalRecords PHR product is designed to offer our customers a single secure online repository for all of their health information and records, from every provider, so that this information is available any time a MyMedicalRecords PHR user needs to access and share it, and our service is completely portable, meaning it stays with the member though changes in health plans, healthcare providers and employers. Moreover, the MyMedicalRecords account covers an entire family of up to 10 members, whereas other services typically only cover an individual or charge for additional family members.

We also believe the enhanced features offered at the same price point with our MyMedicalRecords PHR product, such as outbound fax, document management, emergency login, appointment and prescription reminders and voice messaging features, offer consumers unique and attractive advantages that separate our MyMedicalRecords PHR product from the competition. In addition, competing services may raise consumer awareness about the need for access to personal health information. While this increased awareness may increase the marketability of our MyMedicalRecords PHR product, growth in the consumer health information management marketplace may also attract new entrants. However, while we believe that greater ease of use and array of enhanced features distinguish our MyMedicalRecords PHR product from those of our competitors, many of our competitors may have greater resources and more experience in this market, and can modify their product offerings to make them more competitive, including attempting to replicate some features of our MyMedicalRecords PHR product. We have also sought to protect our proprietary technology through patents in both the U.S. and overseas. See "Intellectual Property - Patents" below.

MyEsafeDepositBox

Our MyEsafeDepositBox product competes with a number of online backup and electronic data storage services. The increasing use of external hard drives and flash drives to backup data also has the potential to compete with online data storage services such as our MyEsafeDepositBox product.

We believe that MyEsafeDepositBox is a superior product when compared with products such as My Vault Storage or Allianz Protect in that it permits multiple service providers, such as insurance agents or lenders, to fax documents directly into a user's account. In addition, much like the MyMedicalRecords PHR, the MyEsafeDepositBox service also offers outbound fax and emergency login features which further differentiate us in the marketplace. We also have the ability to provide private label branding that affords banks, insurance companies, escrow services and other financial and legal businesses to provide not only a useful product but creates brand awareness and loyalty.

MMRPro

MMRPro competes with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files, as well as EMR systems. Scanning services typically do not provide the doctor with an integrated end- to-end system that not only scans the record, but automatically sorts it by patient and by patient chart tab. Most scanners merely digitize patient records and store them either on a local drive or a Local Area Network drive, which requires the doctors to have an IT consultant manage their online records. Since MMRPro is a "Software As Service" model, the scanner records are sent to a web- hosted application with redundant data storage facilities and MMR handles the physical storage and management of patient data in compliance with HIPAA's Privacy Rule and Security Standards. This not only relieves doctors of having to worry about their in-house records management, it also allows them to access patient records from any Internet-connected computer as well as to deploy a copy of a record for the patient.

MMRPro also competes with EMR systems that offer doctors the opportunity to make their entire office paperless. However, many doctors, particularly solo and small group practitioners, are still resisting EMRs with a high cost of conversion and the difficulty and expense associated with maintaining an EMR system. MMRPro provides an efficient alternative and or transition to a full-blown EMR for many thousands of dollars less cost. MMRPro also features a patient portal, MMRPatientView, which is a requirement of meaningful use and is both integrated with our end-to-end system or can be incorporated as a separate module within any EMR system, as is being done in partnership with Interbit Data for the MEDITECH EMR platform.

Intellectual Property

Throughout 2012, we remained focused on maximizing the value of our intellectual property portfolio, particularly the seven U.S. health IT patents that have been granted since the end of 2011. The Company's health IT patent portfolio, which we have been building since 2005, currently includes our U.S. patents (with a total of 177 claims), 17 pending U.S. patent applications (with hundreds of pending claims), six international patents including two in Australia with others in New Zealand, Singapore, Japan and Mexico, a Notice of Allowance received for our Canadian patent application in the first quarter of 2013, and seven other pending patent applications in foreign countries. These patents have the potential effect of enabling the Company to control a dominant marketplace position in personal healthcare, being well-positioned to benefit from the explosion in health IT globally. The full term of the Company's health IT patents will not expire until September 12, 2025 or after.

Significantly, in the U.S., because our health IT patents were filed in advance of the relevant Meaningful Use requirements that address patients' electronic access to health information, we believe that our patent portfolio makes it difficult for eligible healthcare professionals and hospitals to fully qualify for incentives under the HITECH Act without licensing from MMR. In the fourth quarter, MMR, through the law firm Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP, MMR began offering licenses to hospitals, group practices, pharmacies, laboratories, and EMR and PHR providers. As a result, the Company reached licensing agreements with several vendors in the fourth quarter while aggressively pursuing infringement claims with plans to commence litigation starting in January 2013 against companies in healthcare, retail and other markets.

The Company's health IT portfolio, which includes issued patents on our MyMedicalRecords, MyEsafeDepositBox and MMRPro document imaging and management systems, is in addition to our portfolio of biotech patents. MMR acquired significant intellectual property assets from the merger with Favrille and continues to seek ways to exploit and monetize those assets, which include, but are not limited to, data from the Company's pre-merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies.

Health IT Patents

Through our wholly owned subsidiary, MyMedicalRecords, Inc., the Company currently has seven U.S. patents - Nos. 8,117,045; 8,117,646; 8,121,855; 8,301,466; 8,321,240; 8,352,287; and 8,352,288 - as well as additional applications and continuation applications.  The patents are directed at a "Method and System for Providing Online Medical Records" and a "Method and System for Providing Online Records," and involve inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record systems. We received Notices of Allowance from the United States Patent and Trademark Office for the first three patent applications in December 2011, which were subsequently issued in February 2012 as, U.S. Patent No. 8,117,045, U.S. Patent No. 8,117,646 and U.S. Patent No. 8,121,855. Together, these patents have a total of 81 claims.

Headed into the fourth quarter, we received Notices of Allowance from the USPTO for the next two patent applications: U.S. Patent No. 8,301,466 was issued in October 2012 and expands existing patent coverage for communication of health information from healthcare providers to web-based services through multiple forms of electronic messaging. The Company's fifth patent, U.S. Patent No. 8,321,240, was issued in November 2012, taking only 10 months to issue from its filing date of January 17, 2012.

MMR Inc.'s two most recent U.S. patents, U.S. Patent Nos. 8,352,287 and 8,352,288, with claims totaling 57, were issued in January 2013 after being allowed on November 28 and December3, respectively. Significantly, claims in the sixth patent expanded MMR's patent portfolio with additional claims directed toward a Web-based service to access and collect health records from different types of service providers, including, but not limited to, retail pharmacies as well as hospitals, providers and other healthcare professionals providing services over the Internet. The health records, including prescriptions, may be collected from service providers using various types of messaging including email, facsimile, uploads, and voice. The seventh patent further raised the bar for our PHR intellectual property in that there are additional claims related to collecting insurance information, calendaring, and other features which are already provided by MMR's products and services. Claims in MMR's most recent patent address how healthcare providers send requested patient information to the patient, caretaker, provider or user by various means, including voice, fax, email or other electronic formats connected to a Personal Health Record system, patient portal or other locations on the Web. They also cover how users collect Personal Health Information on the Web or at other destination addresses without the healthcare provider having to enter specific personal identification numbers of the user. The information collected includes but is in not limited to a patient's medical history, chart notes, vaccination records, laboratory and other test results, prescriptions, and X-rays and images, as well as birth certificates and other important documents such as wills and advance directives.

Internationally, the Company has patents issued, pending and applied for in numerous countries of commercial interest. Six of the patents issued are in Australia, New Zealand, Singapore, Japan and Mexico. The Mexican patent (#298478) was issued in April 2012, enabling the Company to pursue licensees, hospitals and university partnerships in Mexico and helping pave the way for the Company to enter into licensing agreements similar to the licensing and joint venture agreements that were already in place in China and Australia. Subsequently, a patent in Japan (#5191895) was granted February 8, 2013, and a Notice of Allowance in Canada (Serial #2,615,128) was received in March 2013. With the Canadian NOA, the Company's health IT intellectual property looks to include all of North America. MMR also has seven pending patent applications in other foreign countries, namely, Hong Kong, Israel, South Korea, Japan, Mexico, and Europe and five Patent Cooperation Treaty ("PCT") applications.

The Company also has hundreds of patent claims in pending U.S. applications including 17 U.S. utility and provisional patent applications related to health information technology. These include applications directed towards a Mobile Platform for Personal Health Records, a Method and System for Managing Personal Health Records with Telemedicine and Personal Health Monitoring Device Features, Prepaid Card Services related to Personal Health Records, a Universal Patient Record Conversion Tool, Aggregation of Data from Third Party Systems into a Personal Health Record Account, Electronic Health Records in Clinical Trials, a Data Exchange with Personal Health Record Service, Delivery of Electronic Medical Records or Electronic Health Records into a Personal Health Records Management System, a Health Record with Inbound and Outbound Fax Functionality, a Method and System for Providing Online Medical Records with Emergency Password. The Company believes that many of the pending claims will ultimately be allowed including both health IT and non-health IT/medical applications which are pending in the Company's entire patent portfolio.

Our patent portfolio was created in conjunction with the intellectual property law boutique of McKee, Voorhees & Sease, P.L.C. ("MVS"). MVS has worked with MMR from the beginning and continues to assist in building U.S. and international patent portfolios in the health information technology and biotechnology areas.

Starting in 2014, Stage 2 meaningful use requirements under the HITECH Act mandate that patients receive timely online access to their personal health information.  Specifically, in order to qualify for funds under the government's EHR Incentive Programs managed by the Centers for Medicare & Medicaid Services, eligible professionals need to provide more than 50 percent of their patients the ability to view, download and transmit their health information online within four business days of the information being available to the EP and hospitals need to provide the same within 36 hours after discharge from the hospital. The Company believes that the claims in its patent portfolio provide solutions necessary and desirable for healthcare providers to meet those requirements. Because the MMR HIT patents issued thus far have priority dates in advance of the relevant Meaningful Use requirements, the Company believes that its patent portfolio makes it difficult for hospitals and eligible healthcare professionals to fully qualify for incentives under the HITECH Act without licensing from MMR. Also, because of the government incentives now focused on patient engagement, there will continue to be increased interest and need by hospitals and physician groups to deploy Web-based patient portals that have access to medical records.

After the patent issuances of 2011 and 2012, MMR believes it holds significant foundational patents under a "Method and System for Providing Online Medical Records" and "Method and System for Providing Online Records" and that the patents are relevant to any provider who transmits Electronic Health Records in that they limit their ability to communicate without infringement. As a result, the process of enforcement and licensing of its patent portfolio through the law firm, Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP, has continued to build throughout 2012 including a campaign of sending as many as 250 letters per week to hospitals, medical groups, pharmacies and other healthcare professionals as part of efforts to license the MMR IP.

The Liner law firm is also representing the Company in the collection of $30 million dollars under the Company's Settlement and Patent License Agreement with SCM as further described in our Litigation Matters section herewith.

Exploiting MMRGlobal Biotech Assets and Patents

Although the Company's primary business is the Web-based storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the 2009 Merger with Favrille, Inc. which currently includes three U.S. patents, four U.S. pending patent applications, eight patents in foreign countries and 15 pending patent applications in foreign countries. The Company has been working to perfect the patent condition of these biotech assets for four years. As a result, MMRGlobal now has biotech patents and patent applications pending in numerous foreign countries of commercial interest that provide competitive advantages for this biotechnology. Currently, the Company's biotech patent portfolio includes U.S. and foreign patents with expiration dates of August 2021 or later, relating to the manufacture of the B-cell vaccines. The issued antibody patent (and other patents which may issue relating to this technology) have substantially later expiration dates of September 2027 or later. Additional patent applications once granted may obtain additional term of biotech patent protection. MMRGlobal's biotech patents include the B-Cell vaccine patents and patent applications entitled "Method and Composition for Altering a B Cell Mediated Pathology" which relate to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer, including U.S. Patents 6,911,204, 8,114,404 and 8,133,486. An additional manufacturing divisional patent application was filed with the Mexican Industrial Property Institute in the third quarter after the awarding of a second Mexican patent No. MX302477 in June 2012 to further enhance the protection of the manufacturing patents already issued in various countries, including the U.S. The grant of the European Union patent (European Patent No. 01979228.2) for methods of manufacturing the B-cell vaccines has also resulted in the regional patent undergoing validation in various countries selected by the Company as having commercial interest in the technology. The European Union patent is currently being translated and undergoing validation procedures in the following countries: United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium.

Pre-Merger, the Company spent more than $100 million in development of the biotech assets comprised of patents, patient samples and data from the FavId™/Specifid™ idiotype vaccine trials and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma and additional B-Cell mediated conditions such as rheumatoid arthritis. Subsequent to the Merger, we have recovered additional intellectual property, including certain physical assets used by Favrille, Inc. in the form of over 1,800 patient tissue samples, samples of the B-Cell vaccine, a collection of insect cells used in the manufacture of the vaccine and other materials collected during the Company's pre-Merger FavId™/Specifid™ vaccine trials. The insect cells are of a particular kind believed to be susceptible to a particular baculovirus infection providing unique utility including Trichoplusia ni (Hi-5) and Spodoptera Frugiperda (Sf9) cells which are important to the Company and a material element in its issued patents as well as pending patent applications.

Beginning in June 2009, we filed various national phase filings from the Patent Cooperation Treaty (PCT) patent application directed to anti-CD20 monoclonal antibody assets. National phase filings are pending in major European, Asian, North American, and South American markets, including in the United States, Australia, Brazil, Canada, China, Hong Kong, Europe, India, Japan, and South Korea. In the second quarter of 2012, the Company was granted a Notice of Allowance from the Mexican Industrial Property Institute for the patent entitled "Antibodies and Methods for Making and Using Them" (Patent No. MX302058). After successfully prosecuting the breadth of the allowed Mexican Patent, the patent was granted to cover all of the Company's proprietary antibodies that have particular utility in fighting cancers. The Mexican patent is significant as it represents the first of the Company's patents for its anti-CD20 monoclonal antibody assets. The anti-CD20 monoclonal antibodies are considered valuable assets of the Company based on the commercial value and benefits demonstrated by Rituxan®, the first monoclonal antibody approved by the FDA with reported sales of $7.1 billion in 2011. Rituxan is due to go off patent in 2015.

Starting in May 2010, we successfully revived Favrille's original U.S. Patent No. 6,911,204 directed to treating B-cell pathologies. Additional U.S. B-cell pathologies patent applications were also successfully revived and as recently as February 14, 2012 a second and third U.S. Patent Nos. 8,114,404 and 8,133,486 have been awarded to protect certain embodiments of the manufacturing of the vaccine. Additional U.S. applications are pending and under examination before the U.S. Patent and Trademark Office. We are taking further actions to perfect the condition of the patent applications in various other countries offering a potential competitive advantage for this B-cell technology. Although we make no guarantees as to the status of certain patents and patent applications, we are acting to pursue and maintain available patent protection relating to our patents and filings including but not limited to the FavId™/Specifid™ vaccine intellectual property portfolio in the United States and major foreign markets of interest. Three foreign patents have also been awarded in Singapore and Mexico.

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

As we continue to develop our products, we continue to register our trade names and logos as trademarks and service marks and will seek to protect the copyrights in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR, MyEsafe and MMRPro products. We also own the source code for a handheld software program, developed to operate on the Palm operating system, which allows Palm users to create a personal medical history on a personal data assistant, or PDA, so that they can have access to this information while traveling and in the event an Internet connection is not available. The Company is in the process of developing applications to use MyMedicalRecords and MMRPro products on other handheld devices.

Research and Development

In 2012 and 2011, MMR spent $245,663 and $322,666, respectively, on research and development activities.

Employees

As of December 31, 2012, we employed a total of seven full-time employees and regularly use the full-time services of an additional three consultants. The Company also relies on a team of more than 9 developers and programmers located in India and Omaha, Nebraska.

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

Historically, we have generated only minimal revenue. While our business includes personal healthcare record and document imaging and storage products that are currently available, we are nevertheless still at an early stage in developing a business model that will enable us to generate significant revenue from the sales, use and or licensing of our products. However, as a result of the awarding of numerous patents in the U.S. and other countries of commercial interest we believe that we will start generating significant licensing revenue in 2013 which could run the life of the patents which is typically 20 years. In 2013 we also anticipate seeing benefits to our business from government regulations mandating use of some of the Company's products and services. Prior to the Merger, MMR, Inc. financed its operations primarily through private placements of MMR, Inc. capital stock and from secured loans from The RHL Group, Inc., a wholly-owned affiliate of MMR, Inc.'s founder and Chief Executive Officer, and our current Chairman, President and Chief Executive Officer, Robert H. Lorsch. Although we expect to continue to receive financing from The RHL Group, we have also continued to incur losses from operations and need additional sources of financing to fund our operations until we develop a profitable business. Even with additional funds from The RHL Group, there is no assurance that we will be able to generate sufficient revenue and working capital to fund our operations and create a sustainable going concern. As a result, it is expected that we will continue to incur operating losses for the foreseeable future.

If we fail to obtain additional financing, we will be unable to fund our operations.

We expect that the cash used in our operations will increase for the next several years. As of December 31, 2012, the Company's current liabilities exceeded its current assets by $8.0 million. Furthermore, during the year ended December 31, 2012, the Company incurred losses of $5.9 million, of which $2.2 million was non-cash related. At the current level of borrowing, the Company requires cash of $275,000 per year to service its debt. Furthermore, not including debt service, in order to continue operating its business, the Company uses an average of $278,000 cash per month, or $3.3 million per year. In addition to the above cash burn from operations, the Company is required to obtain additional financing in order to meet the obligations under the secured indebtedness to The RHL Group (which had a balance of $1,587,160 at December 31, 2012 not including any outstanding guarantees the RHL Group has entered into on behalf of the Company, which amount to $1,414,629 as of December 31, 2012 ) as well as other obligations currently due and payable pursuant to the terms of the note. The Company also has booked installment payments of $621,000 due pursuant to the Favrille Creditor Plan. Notwithstanding the above at this rate of cash burn, over the next twelve months, our existing current assets will sustain our business for approximately five to nine months.

Although we generate some cash from our operations which include licensing agreements such as Celgene, we will need additional financing in order to fund operations until we can become cash flow positive, which is not expected to occur in 2013. For a description and copy of the Creditor Plan see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and Exhibit 10.5 filed with the Company's current report on Form 8-K filed on November 13, 2008.

Other than to meet the Creditor Plan obligations, our future funding requirements will depend on many factors, including:

  The pace of market adoption of current and future products which is being influenced by government requirements starting in 2014;
  The length of sales cycles and implementation efforts for major corporate accounts, which experience shows takes at least twelve months;
  The launch of new products; and
  The buildup of a sales and service delivery organization.

If additional debt financing is raised in the future, we may be required to grant lenders an interest in a portion of our assets and issue warrants to acquire our equity securities, resulting in dilution to our stockholders. In addition, any such debt financing may involve restrictive covenants, including, limitations on our ability to acquire or assign intellectual property rights and other operating restrictions that could impact our ability to conduct our business. Further, our ability to raise funding through the sale of equity securities will be significantly limited by our existing authorized but unissued common stock. We currently have a limited amount of available common stock and any changes to our certificate of incorporation to increase our authorized share capital would require a vote of our stockholders, which could be time consuming and costly to obtain.

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

MMR has a secured credit facility with The RHL Group, with all outstanding amounts due thereunder being guaranteed by us. As of December 31, 2012, the aggregate principal amount owed under The RHL Group credit facility was approximately $1,587,160.

As of December 31, 2012, we owed an aggregate of approximately $1,254,681 in principal amount to certain of our pre-merger former employees and creditors, as evidenced by promissory notes issued to the same in connection with the Merger. We are obligated to make 18 monthly payments to such employees and creditors beginning August 2, 2009. We have not yet made any of the payments due and payable to such employees and creditors at this time, and thus they could attempt to exercise any rights as may be available to them under applicable law.

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

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancing's or other proceeds are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.

The level of our indebtedness could adversely affect our financial condition.

We continue to have significant debt service obligations. As of December 31, 2012, the aggregate principal amount owed under all of our outstanding debt was approximately $2.98 million, the majority of which is owed to The RHL Group, a company controlled by the Company's CEO. Our indebtedness could have important consequences. For example, it could:

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

We will only be able to protect our proprietary rights from unauthorized use by third parties to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets and are otherwise protectable under applicable law. We will continue to protect our proprietary position by filing and maintaining U.S. and foreign patent applications related to our proprietary products, technology, inventions and improvements that are important to the development of our business. We have also begun noticing organizations that may be infringing on the Company's Intellectual property and filing claims where necessary.

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

We are highly dependent on Robert H. Lorsch our Chief Executive Officer and the loss of him could have a material adverse effect on our business and results of operations. We do maintain key insurance policies on him. If we lost Mr. Lorsch, we may not be able to attract qualified officers to replace him or other key management personnel necessary to grow our business.

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

We face substantial competition.

While we believe that our MyMedicalRecords products serve a unique niche in the marketplace, other companies offer similar services that compete for subscriber and healthcare professionals' enrollment from the same patient and physician population, and could compete more directly with us by developing processes and technology functionally similar to those that form our MyMedicalRecords products. Notwithstanding the above, the Company holds patents and other IP which create a substantial barrier to entry and could result in competitors having to pay license fees to MMR in order to sell these similar products and services. MMRPro competes with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files, as well as EMR systems. MMRPro also competes with EMR systems that offer doctors the opportunity to make their entire office paperless. Most of these competitors are larger, more deeply funded companies. To the extent they have more success in obtaining market share and customer acceptance of their products, it could have a negative effect on our ability to grow our business, which could have a material adverse effect on our results of operations and financial condition.

Our growth will depend on our ability to develop our brand and any failure to do so could limit our business prospects, which could have a material adverse effect on our results of operations and financial condition.

We believe that establishing a strong brand will be critical to achieving widespread acceptance and adoption of our products and services. Promoting and positioning our brand will depend largely on the success of our marketing efforts, distribution channels and ability to provide high quality service. Establishing a significant brand presence for an online company often requires substantial marketing investment, and many "dot.com" companies have failed to generate the necessary adoption rates even after such a process. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building the MyMedicalRecords brand. If we are not successful in building the MyMedicalRecords brand, it could limit our business prospects, which could have a material adverse effect on our results of operations and financial condition.

The handling of medical records is highly regulated. Not only could we be subject to substantial liability for mishandling records if we fail to comply with applicable requirements or if third-parties gain unauthorized access to records or servers but our products may need constant revisions or modifications to comply with an increasingly complex regulatory regime.

The proper handling of health information, what is included not only in a patient's medical record but potentially elsewhere within the healthcare provider's organization is subject to extensive state and federal regulations and legal requirements, and we anticipate incurring significant costs to keep informed of and in compliance with such regulations and requirements. The volume and complexity of the regulations is daunting, many have changed substantially in recent years, and all are subject to the uncertainties of interpretation.

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

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as entities that perform a function, activity, or service on behalf of a covered entity and that require use of or access to the PHI of the covered entity, as well as vendors of PHRs that use or access PHI, must also comply with the HIPAA's Security Standards and many of HIPAA's Privacy Standards. One of the key obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's PHI.

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

Our executive officers and directors may have interests that are different from, or are in addition to, those of our stockholders generally. These interests include having debt with a balance of $1,587,160 at December 31, 2012 secured by a security interest in substantially all of our assets, the provision and continuation of indemnification and insurance arrangements for our directors, as well as certain other interests described elsewhere in this prospectus. Notably, our current President, Chairman and Chief Executive Officer, Robert H. Lorsch, may be deemed to beneficially control a total of 20.7% of our voting capital stock, as of December 31, 2012, including shares issuable upon exercise of options and warrants held by Mr. Lorsch and The RHL Group. Because of his high percentage of beneficial ownership, Mr. Lorsch may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

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

We are also subject to provisions of the Delaware General Corporation Law that, in general, prohibits any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder's acquisition of our stock was approved in advance by our Board of Directors. Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

There is currently a limited trading market for our common stock, which may limit our stockholders' ability to sell shares of our stock.

Our common stock is currently quoted on the over-the-counter bulletin board, or OTC:QB. Although our common stock has shown to have a healthy trading volume, due to the limitations of the over the counter market, and the penny stock regulations described below, our investors may not be able to sell their shares due to the inherent limitations of such trading market.

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

Our certificate of incorporation authorizes the issuance of up to 950,000,000 shares of common stock with a $0.001 par value and 5,000,000 preferred shares with a par value of $0.001. As of December 31, 2012, 522,152,225 common shares were issued and outstanding and no shares of preferred stock were issued and outstanding. If we issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of December 31, 2012, we had warrants, options and convertible notes to purchase an aggregate of 178,065,471 shares of our common stock. In addition, the issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

Currently, as a virtual Internet-based company we have minimal needs for office space to conduct our day-to-day business operations. Effective September 1, 2010, the Company entered into a lease agreement to lease the current office space in Los Angeles, California. The lease requires a monthly payment of $6,655 commencing in September 2012. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease requires an additional monthly payment of $3,512 commencing in September 2012. Both current leases will expire on August 31, 2013 but have automatic one-year renewal terms.

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

On January 26, 2012, MMR filed a complaint against a certain former officer of pre-merger Favrille, Inc., and other potential defendants (the "Favrille Defendants") that the Company believed may have misappropriated some of Favrille's intellectual and personal property. On July 31, 2012, Ropers Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, became counsel of record in this matter. The matter was settled as of September 12, 2012. The defendants in this suit have settled the matter and the case is no longer pending. The defendants in this suit have agreed to supply MMR significant information and data concerning the intellectual and personal property. The information and data will allow MMR to continue to value and exploit certain of the Company's intellectual and personal property through licensing and/or sales agreements.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. On September 19, 2012 the Company engaged Liner, Grode, Stein, Yankelevitz, Sunshine, Regenstreif & Taylor, LLP ("Liner") to substitute into this matter. The Agreement contains an arbitration clause and arbitration proceedings have been completed. An appeal is also presently pending the Second Appellate District of the California Court of Appeal stemming from the Superior Court's holding that SCM's Petition to Compel Arbitration was moot. Thus, this litigation is currently pending before the Superior Court and the Court of Appeals. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California, Case No. CV 13-00631 ODW (SHx). The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. The parties have agreed, and the Court has ordered, that Walgreen Co.'s time to respond to the complaint is continued to May 3, 2013 so that the parties can continue to pursue discussions regarding a potential settlement or early resolution of this matter. This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California, Case No. CV 13-00979 ODW (SHx). The complaint alleges that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR has not yet served WebMD with the complaint. This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

MMR has received a letter from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. He filed a charge with the U.S. Equal Employment Opportunity Commission, but that body has declined to take action. In turn, he filed a claim with the California Department of Fair Employment and Housing ("DFEH").  The DFEH had declined to bring a citation, but it has issued a "right to sue" notice.  To date no lawsuit has been filed.  MMR is represented by Ropers in this matter.

On October 18, 2012, MMR was named as a defendant in an action filed in the California Superior Court, County of Los Angeles, by Naj Allana, who has generally claimed that MMR owes approximately $125,000 to him and his corporation and that he is entitled to shares of the corporation. MMR answered the complaint and contends that Allana entered into a series of agreements with the company that released the company from a substantial portion of its obligations to him. MMR has also cross-complained against Allana, claiming that, in lieu of performing his duties for the Company, he entered into transactions on behalf of the company with outside vendors to perform his duties.  MMR did not discover Allana's actions until his service for the company was terminated.  Should Allana prevail on his affirmative claim, a substantial portion of any ensuing award should be offset by MMR's cross-complaint. The matter is in active discovery.  No trial date has been set. MMR is represented by Ropers in this matter.

On July 17, 2012, the Company has filed a claim in the United States Bankruptcy Court Southern District of New York for $827,818.74 for reimbursement of initial and on-going costs incurred on the integration of Kodak products and software during the development of MMRPro. The Company has been forced to identify replacement systems and undertake significant additional development efforts as a result of Kodak's bankruptcy filing. The Kodak claim is currently pending in the Bankruptcy Court and counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since April 22, 2009 our common stock has been traded on the OTC BB under the symbol "MMRF.OB". From October 3, 2008 to April 21, 2009, our common stock traded on the OTC BB under the symbol "FVRL.OB". Starting in July 2012, our common stock began trading on the OTC QB. The following table presents the high and low closing prices for our common stock for the periods indicated.

	High	Low

2012
January 1, 2012 - March 31, 2012	0.05	0.03
April 1, 2012 - June 30, 2012	0.03	0.01
July 1, 2012 - September 30, 2012	0.03	0.02
October 1, 2012 - December 31, 2012	0.03	0.02
2011
January 1, 2011 - March 31, 2011	0.10	0.06
April 1, 2011 - June 30, 2011	0.07	0.03
July 1, 2011 - September 30, 2011	0.05	0.03
October 1, 2011 - December 31, 2011	0.05	0.03

Holders

As of December 31, 2012, we had approximately 3,223 stockholders, including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,084,557	$0.11	5,915,443	(1)

Equity compensation plans not approved by security holders	85,965,369	$0.09	-

Total	107,049,926	$0.09	5,915,443

(1) Includes a total of 27 million shares of our common stock reserved for issuance under our 2001 Equity Incentive Plan.

Recent Sales of Unregistered Securities

Since our previous disclosure in our Quarterly Report on Form 8-K, filed on March 1, 2013, we have made the following unregistered sales of equity securities:

On March 13, 2013, we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party as payment for services. This warrant vest immediately and have an exercise price of $0.10 per share, and an expiration date of March 13, 2014.

On various dates between March 4, 2013 and March 15, 2013, we entered into six different Convertible Promissory Notes (the "Notes") with six different unrelated third-parties for principal amounts totaling $295,000. The Notes have the option to be converted at a price of $0.02 per share. These Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company.

On March 1, 2013, we granted 100,000 shares of our common stock at a price of $0.04 per share to an unrelated third-party as a reduction in payables.

On March 1, 2013, we granted 500,000 shares of our common stock at a price of $0.04 per share to an unrelated third-party as a reduction in payables.

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

Overview

As described above, on January 27, 2009, we consummated a transaction with MMR through a merger of our wholly-owned subsidiary with and into MMR pursuant to the terms of the Merger Agreement. In connection with the Merger, MMR Inc became our wholly-owned subsidiary, with the former stockholders of MMR Inc collectively owning (or having the right to acquire) shares of our common stock representing approximately 60.3% of the voting power of our capital stock on a fully diluted basis.

For accounting purposes, the Merger was treated as a reverse acquisition with MMR Inc being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR Inc and replace our historical financial results as we existed prior to the Merger. Our results of operations are included in MMR's financial results beginning on January 27, 2009.

The Company was incorporated in Delaware in 2005 and is headquartered in Los Angeles, CA. Effective February 9, 2009 MMR changed its corporate name to MMR Information Systems, Inc., or MMRIS after completion of the reverse merger with Favrille. Subsequently, on June 16, 2010, the Company changed its legal entity name to MMRGlobal, Inc., which we believe more accurately reflects the nature of our operations. We provide secure and easy-to-use online Personal Health Records ("PHR") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, unions and professional organizations and affinity groups. MMR enables individuals and families to access their personal and emergency medical records and other important documents, such as birth certificates, passports, insurance policies and wills anytime from anywhere using the Internet. The MMR products are built on proprietary, patented technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. The Company's professional offering, MMR Pro, is designed to give physicians' offices an easy and cost- effective solution to digitizing paper-based medical records and sharing them with patients in real time.

Starting in 2005, the Company began filing for patent protection for their PHR products and services. Over the last seven years, these patents have been in the process of issuance and we now have patents issued, pending, and applied for in numerous countries around the world. As a result the Company has evolved from an operating business selling products and services to consumers and healthcare professionals to a company whose value proposition is based on a combination of factors including:

  A personal health records company specializing in storing medical records and other important documents for consumers and health care professionals
  A document imaging and management company for healthcare professionals
  A licensor of Biotech Intellectual Property based on a portfolio of biotech assets developed at a cost of more than 100 million dollars
  And a licensor of Health Information Technology patents and other Intellectual Property in numerous counties around the world

Going Concern

As more fully described in Note 1 to the financial statements appearing elsewhere herein, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included with this annual report on Form 10-K for the year ended December 31, 2012 related to the uncertainty of our ability to continue as a going concern. As of December 31, 2012, current liabilities of $8,042,130 exceeded cash and cash equivalents of $36,655. As a result of the above, there is uncertainty about the Company's ability to continue as a going concern.

Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman, Chief Executive Officer and President) to operate our business. Although we received additional funding from The RHL Group pursuant to the Seventh Amended and Restated Note dated July 30, 2012, nevertheless we may be required to obtain additional financing in order to meet payment obligations resulting from settlement payments with various creditors from pre-merger Favrille, which we refer to as the Creditor Plan and the previously existing obligations under the secured indebtedness to The RHL Group, which had a balance of $1,587,160 as of December 31, 2012. As a result of the above, we express uncertainty about our ability to continue as a going concern.

On May 8, 2012, the Company filed a Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock, by the selling stockholder, Granite State Capital, LLC, or Granite. Granite has agreed to purchase all 100,000,000 shares pursuant to the Investment Agreement dated April 16, 2012, or the Investment Agreement, between Granite and the Company. Subject to the terms and conditions of the Investment Agreement, the Company had the right to put up to $15 million in shares of our common stock to Granite. As of December 31, 2012 the amount available under the equity line facility was $14.4 million, however that amount could be reduced based on the market price of our stock at the time any shares are sold.

Our management intends to continue to utilize our available line of credit with The RHL Group (see Note 3), if necessary to address our uncertainty to continue as a going concern. At December 31, 2012, we had approximately $1,498,211 remaining as available under The RHL Group line of credit. Furthermore, we already began and plan to continue to utilize portions of our standby equity line facility with Granite as needed. Additionally, we plan to continue to sell additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base, sell MMRPro products, and continue licensing our intellectual property to obtain additional cash flow over the next twelve months. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. For further details regarding our indebtedness with The RHL Group, Inc., see "-Liquidity and Capital Resources-Description of Indebtedness-The RHL Group, Inc.," below.

If we are unable to utilize our available line of credit with The RHL Group, the Granite equity line of credit, or obtain suitable alternative debt or equity financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

Description of Indebtedness

The RHL Group, Inc.

For a description of our indebtedness to The RHL Group, please See Note 3- Related Party Note Payable, included above in this Annual Report on Form 10-K

The RHL Group Note payable had a balance of $1,587,160 at December 31, 2012. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2012 are as follows: $1,045,947, which is included in the line of credit, related party; and $541,212 related to other obligations due to The RHL Group which are included in related party payables.

Total interest expense on this note for the years ended December 31, 2012 and 2011 amounted to $155,866 and $119,710 respectively. The unpaid interest balances as of December 31, 2012 and 2011 were $35,451 and $24,145, respectively.

Promissory Notes

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

On February 17, 2012, the Company entered into a Convertible Promissory Note (the "Note") with one unrelated third-party for a principal amount totaling $35,000. Under the terms of the agreement, the Note had a one year term and was renewable, in our sole discretion, for an additional six month term. The Note had a stated interest rate of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company. The Note was convertible at the option of the holder into common stock at a fixed conversion price of seventy-five percent (75%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that was three (3) trading days prior to the applicable investment date, subject to anti-dilution and other customary adjustments. In connection with the Note, the Company also issued a warrant to purchase an aggregate of 105,000 shares of common stock. The term of the warrant was one day and the exercise price was the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that was three (3) trading days prior to the applicable grant date, subject to anti-dilution and other customary adjustments. The loan discounts for the convertible note feature and the warrant totaled to $16,492 and was amortized to interest. As of December 31, 2012, the note had been converted and the warrant was exercised.

On various dates between May 4, 2012 and June 29, 2012, the Company entered into thirteen different Convertible Promissory Notes with twelve different unrelated third-parties for principal amounts totaling $265,000 at a fixed conversion price of $0.02, which was a premium of approximately 33% of the average closing price of our common stock during that period. Under the terms of the agreement, the Notes had a one year term and were renewable, in our sole discretion, for an additional six month term. The Notes had a stated interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at our sole discretion. At any time from and after the earliest to occur of (i) the approval of the stockholder's of the Company of the increase in the authorized shares of the Company's common stock from 650,000,000 to 950,000,000; or (ii) the availability of sufficient unreserved shares, the Company shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. There were no loan discounts for the convertible note feature and the warrant. As of December 31, 2012, all notes had been converted.

On various dates between August 9, 2012 and September 27, 2012, the Company entered into eight different Convertible Promissory Notes (the "Notes") with eight different unrelated third-parties for principal amounts totaling $480,000 at a fixed conversion price of $0.02, which was a premium of approximately 33% of the average closing price of our common stock during that period. Under the terms of the agreement, the Notes had a one year term and were renewable, in our sole discretion, for an additional six month term. The Notes had the option to be converted into shares of our common stock. These Notes had a stated interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company. In connection with these Notes, the Company also issued warrants to purchase 2,000,000 shares of common stock. The term of these warrants is five years and the exercise price is at $0.02. The loan discounts for the convertible note feature and the warrant totaled to $13,436 and was amortized to interest. As of December 31, 2012, all notes had been converted and the related warrants had not been exercised.

On various dates between November 5, 2012 and December 21, 2012, we entered into seven different Convertible Promissory Notes (the "Notes") with seven different unrelated third-parties for principal amounts totaling $296,000 with fixed conversion price ranging from $0.016 to $0.03 per share and a weighted average of $0.0218 per share, which was a premium of approximately 33% of the average closing price of our common stock during that period. Under the terms of the agreement, the Notes had a one year term and were renewable, in our sole discretion, for an additional six month term. The Notes had the option to be converted into shares of our common stock. These Notes had a stated interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company. The loan discounts for the convertible note feature totaled to $47,000 and was amortized to interest. There were no loan discounts for the convertible note feature. As of December 31, 2012, all notes had been converted.

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

Revenue Recognition

Our revenues are derived from the sale of services, hardware, and software systems used for providing electronic access to consumer medical records and other vital documents, as well as from the licensing of our intellectual property rights and services. We recognize revenue for such services only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

We grant exclusive licenses for the sale and marketing of our services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. License fee revenues received in advance from international licensees for the grant of the license are deferred and recognized over the period covered by the agreement. Minimum guaranteed royalty payments received in advance are deferred and recognized over the period to which the royalty relates. All such revenues are included under "License Fees and Other." In those cases where a license agreement contains multiple deliverables, the agreement is accounted for in accordance with ASC 605- 025 (formerly EITF 00-21, "Revenue Arrangements with Multiple Deliverables "). As of the date hereof, we no longer had any active international licensing agreements.

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

Revenue from the licensing of our Health Information Technology and biotech patents and related assets may include non- refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. For agreements that provide for milestone payments, such as the Celgene Agreement, we adopted ASC 605-28-25, Revenue Recognition, Milestone Method.

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

Intangible Assets

We account for website development costs in accordance with the provisions of ASC 350-50 and ASC 985-20. Pursuant to these provisions we capitalize internally developed website costs when the website under development has reached technological feasibility. These costs are amortized, typically over an estimated life of five years, using the larger of the amount calculated using the straight-line method or the amount calculated using the ratio between current period gross revenues and the total of current period gross revenues and estimated future gross revenues. At each balance sheet date, we evaluate the unamortized capitalized website costs compared to the net realizable value. The amount by which the unamortized capitalized website costs exceed its net realizable value is written off. The determination of estimated future gross revenues requires the exercise of judgment and assumptions by our management and actual results could vary significantly from such estimates.

Impairment of Long-Lived Assets and Intangibles

We evaluate long-lived assets and identifiable intangible assets with finite useful lives in accordance with ASC 350-30 and ASC 360, and accordingly, management reviews our long-lived assets and identifiable intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows.

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

Results of Operations

The following table sets forth items in our statements of operations for the periods indicated.

	Year Ended
	December 31,
	2012	2011

Revenues
Subscriber	$161,923	$312,430
MMR Pro	453,048	463,097
License fees	128,000	500,000
Other income	61,372	144,121
Total revenues	804,343	1,419,648
Cost of revenues	588,672	609,212
Gross profit	215,671	810,436
General and administrative expenses	3,356,382	4,469,845
Sales and marketing expenses	2,055,089	2,419,925
Technology development	245,663	324,666
Loss from operations	(5,441,463)	(6,404,000)
Change in valuation of derivative liabilities	-	(36,745)
Interest and other finance charges, net	(461,040)	(2,443,682)
Net loss	$(5,902,503)	$(8,884,427)

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Revenues. Revenues decreased by $615,305, or 43.3%, to $804,343 for the year ended December 31, 2012 from $1,419,648 for the year ended December 31, 2011 due to a decrease in Biotech licensing fees and a decrease in subscriber revenue as the industry and market demand's focus shifted from a direct to consumer model to patient portals and integrated PHRs for hospitals and health care providers, and we began negotiating licensing agreements with third party vendors who also provide personal health records in response to Meaningful Use requirements starting in 2014. The Company will continue to cater to the direct to consumer market according to market demand.

Cost of revenue. Cost of revenue decreased by $20,540, or 3.4%, to $588,672 for the year ended December 31, 2012 from $609,212 for the year ended December 31, 2011 primarily due to changes in service providers and the development of our own cost-savings platform.

Operating expenses. The following table sets forth the individual components of our operating expenses for the year ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011

General and administrative expenses	$3,356,382	$4,469,845
Sales and marketing expenses	2,055,089	2,419,925
Technology development	245,663	324,666
Total	$5,657,134	$7,214,436

Operating expenses decreased 21% to $5,657,134 for the year ended December 31, 2012, from $7,214,436 for the year ended December 31, 2011. This was primarily due to the decrease in our sales and marketing expenses and general and administrative expenses as explained below.

General and administrative expenses decreased $1,113,463, or 24.9% to $3,356,382 for the year ended December 31, 2012, from $4,469,845 for the year ended December 31, 2011. The decrease was primarily due to lower consulting fees, salary, IT and travel expenses.

Sales and marketing expenses decreased $364,836, or 15.1% to $2,055,089 for the year ended December 31, 2012, from $2,419,925 for the year ended December 31, 2011. The decrease was primarily due to lower salary expenses offset by an increase in consulting service expenses.

Technology development expenses decreased by $79,003 or 24.3% in 2012 as compared to 2011, was primarily due to lower salary expenses.

Change in valuation of derivative liabilities.

There was no derivative liability at December 31, 2012 and 2011. Therefore, there was no impact in the Company's statements of operations for the year ended December 31, 2012.

We did not designate any of the derivatives liabilities as hedging instruments.

The change in valuation of derivative amounts impacting our statements of operations for the years ending December 31, 2012 and 2011 was a non-cash expense.

Interest and Other Finance Charges, Net. We had net interest and other financing charges, net of $461,040 for the year ended December 31, 2012, a decrease of $1,982,642 from $2,443,682 for the year ended December 31, 2011. The decrease was primarily due to lower non-cash interest expense attributed to the conversion feature and warrant issued in conjunction with Convertible Notes.

Net loss. As a result of the foregoing, we had a net loss of $5,902,503 for the year ended December 31, 2012 compared to a net loss of $8,884,427 for the year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, the Company's current liabilities exceeded its current assets by $8.04 million. Furthermore, during the year ended December 31, 2012, the Company incurred losses of $5.9 million. At the current level of borrowing, the Company requires cash of $275,000 per year to service its debt and, in order to continue operating its business, the Company uses an average of $285,000 cash per month, or $3.4 million per year. At this rate of cash burn, over the next twelve months, the Company's existing current assets will sustain the business for approximately five to nine months.

In addition to the above cash burn from operations, the Company will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan, and our obligations under the secured indebtedness to The RHL Group (which note payable had a balance of $1,587,160 at December 31, 2012), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance its activities, the Company has relied on the issuance of stock and debt to the RHL Group. At December 31, 2012, the Company had a line of credit with the RHL Group in the amount of $3 million. Availability under this line of credit was $1.5 million as of December 31, 2012.

In addition, we may continue to utilize portions of our standby equity line facility with Granite as needed. During 2012, we raised $956,000 in convertible debt. We expect to continue offering a limited amount of convertible debt in 2013. The Company also expects to begin receiving (i) royalties from license fees related to its health information technology patents and other intellectual property, (ii) more than $500,000 from existing license agreements pertaining to its biotech assets, (iii) additional proceeds from sales from MMRPro, PHRs and other services that will significantly improve its monthly sales and reduce annual cash burn from operations.

Cash Flows for the Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Net cash used in operating activities for the year ended December 31, 2012 was $2,122,561, compared to $2,845,222 used in the similar period in 2011. In 2012, we had a net loss of $5,902,503, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, change in valuation of derivative liabilities, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets) of $2,208,966, plus changes in operating assets and liabilities of $1,570,976. In 2011, cash used in operating activities included net loss of $8,884,427, less similar non-cash adjustments of $4,825,408, less changes in operating assets and liabilities of $1,213,797. Compared to 2011, non-cash adjustments in 2012 were lower primarily due to stock based compensation, issuance of warrants for services and lower amortization of loan discount. Net cash used in investing activities went down to $395,707 in 2012, compared to net cash used in investing activities of $538,634 in 2011 due to the net effect of higher patent filing expenses offset by lower website development costs. Net cash provided by financing activities totaled $2,243,820 during 2012, compared to $3,331,270 in 2011. Financing activities primarily included proceeds generated from the issuance of common shares and net proceeds from draw downs on our line of credit from the RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our chairman, Chief Executive Officer and President. As of December 31, 2012, we had cash and cash equivalents of $36,655 at December 31, 2012, compared to $311,103 at December 31, 2011. As of December 31, 2012, we had availability under The RHL Group credit line of $1,498,211 at December 31, 2012 compared to $1,650,688 at December 31, 2011.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 10 to our financial statements appearing elsewhere herein.

Leases

We lease certain facilities under non-cancelable operating lease, which expire during 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease currently requires a monthly payment of $6,655. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease currently requires an additional monthly payment of $3,512. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the years ended December 31, 2012 and 2011 was $116,142 and $90,670 respectively. Future minimum lease payments as of December 31, 2012, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating
December 31,	Leases

2013	$81,338

Total minimum lease payments	$81,338

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

On January 26, 2012, MMR filed a complaint against a certain former officer of pre-merger Favrille, Inc., and other potential defendants (the "Favrille Defendants") that the Company believed may have misappropriated some of Favrille's intellectual and personal property. On July 31, 2012, Ropers Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, became counsel of record in this matter. The matter was settled as of September 12, 2012. The defendants in this suit have settled the matter and the case is no longer pending. The defendants in this suit have agreed to supply MMR significant information and data concerning the intellectual and personal property. The information and data will allow MMR to continue to value and exploit certain of the Company's intellectual and personal property through licensing and/or sales agreements.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. On September 19, 2012 the Company engaged Liner, Grode, Stein, Yankelevitz, Sunshine, Regenstreif & Taylor, LLP ("Liner") to substitute into this matter. The Agreement contains an arbitration clause and arbitration proceedings have been completed. An appeal is also presently pending the Second Appellate District of the California Court of Appeal stemming from the Superior Court's holding that SCM's Petition to Compel Arbitration was moot. Thus, this litigation is currently pending before the Superior Court and the Court of Appeals. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California, Case No. CV 13-00631 ODW (SHx). The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. The parties have agreed, and the Court has ordered, that Walgreen Co.'s time to respond to the complaint is continued to May 3, 2013 so that the parties can continue to pursue discussions regarding a potential settlement or early resolution of this matter. This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California, Case No. CV 13-00979 ODW (SHx). The complaint alleges that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR has not yet served WebMD with the complaint. This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

MMR has received a letter from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. He filed a charge with the U.S. Equal Employment Opportunity Commission, but that body has declined to take action. In turn, he filed a claim with the California Department of Fair Employment and Housing ("DFEH").  The DFEH had declined to bring a citation, but it has issued a "right to sue" notice.  To date no lawsuit has been filed.  MMR is represented by Ropers in this matter.

On October 18, 2012, MMR was named as a defendant in an action filed in the California Superior Court, County of Los Angeles, by Naj Allana, who has generally claimed that MMR owes approximately $125,000 to him and his corporation and that he is entitled to shares of the corporation. MMR answered the complaint and contends that Allana entered into a series of agreements with the company that released the company from a substantial portion of its obligations to him. MMR has also cross-complained against Allana, claiming that, in lieu of performing his duties for the Company, he entered into transactions on behalf of the company with outside vendors to perform his duties.  MMR did not discover Allana's actions until his service for the company was terminated.  Should Allana prevail on his affirmative claim, a substantial portion of any ensuing award should be offset by MMR's cross- complaint. The matter is in active discovery.  No trial date has been set. MMR is represented by Ropers in this matter.

On July 17, 2012, the Company has filed a claim in the United States Bankruptcy Court Southern District of New York for $827,818.74 for reimbursement of initial and on-going costs incurred on the integration of Kodak products and software during the development of MMRPro. The Company has been forced to identify replacement systems and undertake significant additional development efforts as a result of Kodak's bankruptcy filing. The Kodak claim is currently pending in the Bankruptcy Court and counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome.

Off-Balance Sheet Arrangements

On January 4, 2010, we entered into a Cooperation Agreement with UNIS, which we refer to as the "Cooperation Agreement". Under the Cooperation Agreement, UNIS and the Company agreed to form the JV for the purpose of deploying our PHR services and document imaging and management solutions in China. We will own 40% of the JV and UNIS will own 60% and each party will have the right to designate two members of the JV's board of directors, with the fifth member being a Chinese citizen mutually designated by us and UNIS. Under the Cooperation Agreement, board actions will require the approval of more than three of the five members of the JV's board of directors and no material actions may be taken unless all board members are present and voting at the meeting.

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

On July 2, 2012, the Company received its official business license from the Chinese government to operate the JV. The JV is officially licensed with the Chinese government and is approved to operate and generate revenue. The license enables the JV to develop medical information management software, medical information technology software, health records management systems, and provision of related services, including the Company's PHR systems. The JV will offer its products and services to the Chinese government, hospitals, healthcare facilities, and to the public and is valid through 2042.

The Company's entry into the Cooperation Agreement described above constitutes the creation of a direct financial obligation.

Related Party Transactions

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 20.7% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Seventh Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $50,000 each year during the years ended December 31, 2012 and 2011, toward marketing consulting services from Bernard Stolar, a director. We included $41,250 and $122,695 in related party payables as of December 31, 2012, and 2011, respectively, in connection with these services.

We also incurred $50,000 and $37,500 during the years ended December 31, 2012 and 2011, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of December 31, 2012 and 2011 of $58,667 and $8,667, respectively, in connection with these services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. We did not pay any amounts to the Latino Coalition in both 2012 and 2011. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

We also have an agreement with our current director Jack Zwissig to provide individual executive coaching services to our management team on an as needed basis. Mr. Zwissig receives compensation in the form of stock as determined by our Board of Directors commensurate with the services performed. The agreement with Mr. Zwissig is on a month-to-month basis and continues until terminated by either party. We incurred $394 and $6,983 during the years ended December 31, 2012 and 2011, respectively, for consulting services. We included in related party payables as of December 31, 2012 and 2011 of $13,376 and $41,885, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2012 and 2011, the total expenses relating to this stockholder amounted to $181,117 and $476,112, respectively. In addition, we capitalized $41,184 of software development costs for the year ended December 31, 2012. As of December 31, 2012 and 2011, the total amounts due to the stockholder and included in related party payables amounted to $447,429 and $306,312, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the years ended December 31, 2012 and 2011 was $50,000. In addition, we incurred a total of $27,905 and $21,687 during the years ended December 31, 2012 and 2011, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at December 31, 2012 and December 31, 2011 of $49,595 and $21,687, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $67,883 and $20,280 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2012 and 2011, respectively. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock. On April 15, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $156,436 and warrants to purchase our common stock. On July 19, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 15, 2009 to provide licensor a non- exclusive right to target, market and exploit the Employee Benefits market.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE/P>

Set forth below is certain information concerning the executive officers and directors of the registrant as of December 31, 2012.

Executives Officers and Directors

Our board of directors is divided into three classes, with each class serving a staggered three-year term. Our current directors and corresponding terms are as follows:

Director	Expiration of Term
Douglas H. Helm	2013 Annual Meeting
Jack Zwissig	2013 Annual Meeting
Mike Finley	2015 Annual Meeting
Bernard Stolar	2015 Annual Meeting
Robert H. Lorsch	2014 Annual Meeting

Immediately after the Merger, Robert H. Lorsch was appointed Chief Executive Officer. On December 17, 2009, Ingrid Safranek was appointed Chief Financial Officer. On June 15, 2010, Ralph Salazar was appointed Executive Vice President of Telecommunications & Carrier Relations. On April 1, 2011, Richard Lagani was appointed Executive Vice President of Sales.

The following table lists the names and ages as of December 31, 2012, and positions of the individuals who serve as our directors and executive officers:

Name	Age	Position
Robert H. Lorsch	62	Chairman of the Board; President and Chief Executive Officer
Douglas H. Helm	71	Director, Nomination and Corporate Governance Committee Chair and Executive Committee
Mike Finley	52	Director, Audit and Compensation Committee
Bernard Stolar	66	Director, Audit Committee Chair and Compensation Committee
Jack Zwissig	63	Director, Compensation Committee Chair and Audit Committee
Ingrid Safranek	39	Vice President of Finance and Chief Financial Officer
Richard Lagani	51	Executive Vice President of Sales
Ralph Salazar	67	Executive Vice President, Telecommunications & Carrier Relations

Robert H. Lorsch, Chairman of the Board; Chief Executive Officer. Mr. Lorsch has served as the Chairman, President and Chief Executive Officer of the Company since 2005. He is also Chairman and Chief Executive Officer of The RHL Group, Inc., a private equity and business management consulting firm Mr. Lorsch formed in April 1998. In 1994, he co-founded SmarTalk TeleServices, Inc., leading the company through a successful public offering in 1996 and building it into one of the largest providers of prepaid telecommunications products and services. Mr. Lorsch served as its Chairman and Chief Executive Officer until February 1998, following which SmarTalk moved its headquarters from Los Angeles to Dublin, Ohio with different management The Company's assets were subsequently liquidated and sold to AT&T in March 1999. In 1986, Mr. Lorsch founded the Lorsch Creative Network, a consulting company that developed marketing, advertising and interactive sales promotions campaigns for nationally and internationally recognized clients. In 1998 Lorsch Creative Network became The RHL Group, Inc. Mr. Lorsch has served on the PHR Steering Committee of the Healthcare Information and Management Systems Society from 2006 to 2007. He spent more than 25 years as a Member of the Board of Trustees of the California Science Center where the Robert H. Lorsch Family Pavilion stands as a gateway to the Science Center. He currently is a Member of the Board of Governors, Cedars-Sinai Medical Center; and has served since 1998 as Member of the Board and of the Executive Committee of D.A.R.E. America. He has also served as a National Vice President of Muscular Dystrophy and as a Member of the Board of the Sheriff's Youth Foundation. Mr. Lorsch has received numerous honors and awards, including D.A.R.E. America's "Future of America Award"; the Muscular Dystrophy Association's "Humanitarian of the Year Award"; and the Starlight Children's Foundation's "Golden Wish Award." Mr. Lorsch was also awarded the Private Sector Initiatives Citation, or C-Flag, from the White House during the Reagan Administration for his commitment to raising millions of dollars for financing state and local earthquake preparedness education. Following the Merger, Mr. Lorsch continues to serve as Chairman of the Board of MMR and acts as its President and Chief Executive Officer.

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

Bernard Stolar, Director. Mr. Stolar currently serves as a consultant to the video games industry and is a marketing and strategic planning advisor for our wholly-owned subsidiary, MMR. From February 2007 to September 2008, Mr. Stolar served as Games Industry Evangelist for Google, Inc., where his responsibilities included building in-game advertising. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, from January 2002 to November 2002, Mr. Stolar was President and Chief Operating Officer of BAM! Entertainment, where he helped transform the company from a content provider for hand-held electronics into a developer and marketer of interactive entertainment for next generation video game consoles. From January 2000 until the division was sold in April 2001, Mr. Stolar served as President of Mattel Interactive, where he was responsible for all of Mattel's software, online and computer-enhanced toys. Mr. Stolar also served as President and Chief Operating Officer of Sega of America, Inc. from June 1996 to October 1999 and as an Executive Vice President with Sony Computer Entertainment of America from 1994 to June 1996.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of Section 16(a) forms reports furnished to us during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been complied with.

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

Since June 20, 2012, the members of the Audit Committee are Messrs. Finley, Stolar and Zwissig. The Audit Committee has adopted a written charter that is available to stockholders from the "Investor Relations" page on our website at www.mmrglobal.com.

Although the Company is traded on the OTC:QB, the Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis. In light of compensation received for consulting services, our Board of Directors has determined that the current members of our Audit Committee are not independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). Further, our Board of Directors has determined that, notwithstanding the experience and education of our Audit Committee members, we do not have an "audit committee financial expert," as defined in applicable SEC rules. Given the size of our company and the familiarity of the Audit Committee members with our company, we believe it is not necessary to have such an expert at this time.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth certain information with respect to the compensation paid to our non-employee directors for the following fiscal years:

		Fees	Option		Stock		Other
Name	Year	Earned (1)	Grant (2)		Grant (2)		Compensation (3)	Totals

Douglas Helm	2012	$ 21,000	$ 75,000	(4)	$ 70,450	(9)		$ 166,450
	2011	$ 20,500	$ -		$ -			$ 20,500

Bernard Stolar	2012	$ 22,000	$ 75,000	(5)	$ 153,447	(10)	$ 50,000	$ 300,447
	2011	$ 22,500	$ -		$ -		$ 50,000	$ 72,500

Jack Zwissig	2012	$ 16,000	$ 75,000	(6)	$ 44,902	(11)	$ 394	$ 136,296
	2011	$ 17,500	$ -		$ -		$ 6,983	$ 24,483

Mike Finley	2012	$ 20,000	$ 75,000	(7)	$ 11,500	(12)	$ -	$ 106,500
	2011	$ 6,000	$ 63,000	(8)	$ -		$ -	$ 69,000

Hector V. Barretto Jr. (*)	2012	$ -	$ -		$ -		$ -	$ -
	2011	$ 15,500	$ -		$ -		$ 37,494	$ 52,994

George Rebensdorf (**)	2012	$ -	$ -		$ -		$ -	$ -
	2011	$ 9,000	$ -		$ -		$ 25,000	$ 34,000

1.	Amounts represented director fees earned for the respective years 2012 and 2011. Unpaid balances are reflected as a component of related party payables in the consolidated balance sheet as of December 31, 2012.
2.	Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.
3.	Other compensation represents additional fees earned by each respective director for consulting services performed.
4.	Mr. Helm was granted 1,250,000 stock options to purchase shares of our common stock on April 6, 2012 with an exercise price of $0.06 per share. The aggregate grant date fair value of these options amounted to $35,000.
5.	Mr. Stolar was granted 1,250,000 stock options to purchase shares of our common stock on April 6, 2012 with an exercise price of $0.06 per share. The aggregate grant date fair value of these options amounted to $35,000.
6.	Mr. Zwissig was granted 1,250,000 stock options to purchase shares of our common stock on April 6, 2012 with an exercise price of $0.06 per share. The aggregate grant date fair value of these options amounted to $35,000.
7.	Mr. Finley was granted 1,250,000 stock options to purchase shares of our common stock on April 6, 2012 with an exercise price of $0.06 per share. The aggregate grant date fair value of these options amounted to $35,000.
8.	Mr. Finley was granted 1,050,000 warrants to purchase shares of our common stock on October 19, 2011 with an exercise price of $0.06 per share. The aggregate grant date fair value of these options amounted to $63,000.
9.	During the year ended December 31, 2012, Mr. Helm was granted an aggregate total of 3,522,499 shares of restricted common stock as payment for services, which had an aggregate total grant date fair value of $48,611.
10.	During the year ended December 31, 2012, Mr. Stolar was granted an aggregate total of 7,672,176 shares of restricted common stock as payment for services, which had an aggregate total grant date fair value of $105,876.
11.	During the year ended December 31, 2012, Mr. Zwissig was granted an aggregate total of 2,245,100 shares of restricted common stock as payment for services, which had an aggregate total grant date fair value of $30,982.
12.	During the year ended December 31, 2012, Mr. Finley was granted an aggregate total of 575,000 shares of restricted common stock as payment for services, which had an aggregate total grant date fair value of $7,935.
(*)	Mr. Barretto resigned from the Board on September 30, 2011.
(**)	Mr. Rebensdorf resigned from the Board on April 25, 2011.

Our full Board met on June 20, 2012 and with due consideration, the Board agreed to grant the directors the following option grants: 1,250,000 stock options each, which vest in two equal annual installments with on half of the options vesting on the first anniversary of the grant date the other half on the second anniversary of the grant, and have an exercise price of $0.06 per share. These options were granted to Mr. Lorsch, Mr. Barreto, Mr. Helm, Mr. Finley, and Mr. Stolar. The aforementioned grants are also disclosed in the table above.

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned by each "named executive officer" of MMR for the past two fiscal years, determined on the basis of rules adopted by the SEC relating to "smaller reporting companies."

							All
			Stock		Option		Other
Name	Year	Salary	Award (1)		Award (1)		Compensation		Totals

Robert Lorsch	2012	$ 180,000	$ 14,993	(2)	$ 75,000	(3)	$ 60,346	(4)	$ 330,339
Chief Executive Officer	2011	$ 180,000	$ -		$ 30,000	(5)	$ 59,846	(6)	$ 269,846

Ingrid Safranek	2012	$ 180,000	$ 85,000	(7)	$ 75,000	(8)	$ -		$ 340,000
Chief Financial Officer	2011	$ 120,000	$ -		$ 40,000	(9)	$ -		$ 160,000

Ralph Salazar	2012	$ 102,417	$ 15,000	(10)	$ -		$ -		$ 117,417
VP, Telecommunications	2011	$ 80,000	$ -		$ 40,000	(11)	$ -		$ 120,000
and Carrier Relations

Richard Lagani	2012	$ 122,847	$ 40,000	(12)	$ -		$ -		$ 162,847
EVP of Sales	2011	$ 115,500	$ -		$ 24,000	(13)	$ -		$ 139,500

Sunil Singhal (*)	2012	$ 46,692	$ -		$ -		$ -		$ 46,692
EVP of Technology	2011	$ 120,000	$ -		$ -		$ -		$ 120,000
and Product Development

1.	Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.
2.	Mr. Lorsch was granted 470,000 shares of common stock on April 6, 2012 at $0.0319 per share for services rendered. The grant date fair value of these options amounted to $13,160.
3.	Mr. Lorsch was granted 1,250,000 stock options to purchase shares of our common stock on April 6, 2012 with an exercise price of $0.06 per share. The grant date fair value of these options amounted to $35,000.
4.	During the year ended December 31, 2012, other compensation to Mr. Lorsch includes $36,000 of auto allowance. Also during 2012, the Company paid $24,346 on behalf of Mr. Lorsch for a life insurance policy under which MMR is 50% beneficiary.
5.	Mr. Lorsch was granted 240,000 warrants to purchase shares of our common stock on March 10, 2011 with an exercise price of $0.13 per share. The grant date fair value of these options amounted to $30,000.
6.	During the year ended December 31, 2011, other compensation to Mr. Lorsch includes $35,500 of auto allowance. Also during 2011, the Company paid $24,346 on behalf of Mr. Lorsch for a life insurance policy under which MMR is 50% beneficiary.
7.	On June 22, 2012, Ms. Safranek was granted 1,000,000 shares of common stock as stock based compensation at $0.02 per share, and 3,250,000 shares of common stock at $0.02 per share for services rendered. The grant date fair value of these shares amounted to $58,650.
8.	Ms. Safranek was granted 1,250,000 stock options to purchase shares of our common stock on April 6, 2012 with an exercise price of $0.06 per share. The grant date fair value of these options amounted to $35,000.
9.	Mrs. Safranek was granted 500,000 stock options to purchase shares of our common stock on January 3, 2011 with an exercise price of $0.08 per share. The grant date fair value of these options amounted to $40,000.
10.	Mr. Salazar was granted 750,000 shares of common stock as stock based compensation on June 22, 2012 at $0.02 per share. The grant date fair value of these options amounted to $10,350.
11.	Mr. Salazar was granted 500,000 stock options to purchase shares of our common stock on December 27, 2011 with an exercise price of $0.08 per share. The grant date fair value of these options amounted to $40,000.
12.	Mr. Lagani was granted 2,000,000 shares of common stock on June 22, 2012 at $0.02 per share for services rendered. The grant date fair value of these options amounted to $27,600.
13.	Mr. Lagani was granted 300,000 stock options to purchase shares of our common stock on December 27, 2011 with an exercise price of $0.08 per share. The grant date fair value of these options amounted to $24,000.
(*)	Mr. Singhal was terminated effective March 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by our named executive officers as of December 31, 2012.

	Option/Warrant Awards

	Number of Securities Underlying Unexercised Options/Warrant Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option/Warrant (#)	Option/Warrant Exercise Price ($)	Option/Warrant Expiration Date

Robert Lorsch	12,930,000	1,250,000	$0.028 - $0.125	8/6/2014,
Chief Executive Officer				1/27/2020
				& 4/6/2022

Ingrid Safranek	2,100,000	1,250,000	$0.06 - $0.18	1/21/2020,
Chief Financial Officer				6/15/2020,
				1/3/2021
				& 4/6/2022

Ralph Salazar	1,550,000	250,000	$0.08 - $0.23	4/12/2020,
Vice President, Technology				6/1/2020,
and Carrier Affairs				12/21/2020
				& 12/28/21

Richard Lagani	1,150,000	150,000	$0.08 - $0.10	12/13/2015
EVP of Sales				& 12/28/2021

Employment Agreements

The Company has employment agreements with its Chief Executive Officer, Robert H. Lorsch, Chief Financial Officer, Ingrid Safranek, and its Vice President Telecommunications & Carrier Relations, Rafael "Ralph" Salazar, and Executive Vice President, Richard Lagani. Under each employment agreement, the executive officers receive a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

On January 29, 2009 we entered into an employment agreement with our Chairman and Chief Executive Officer, Robert H. Lorsch, with an initial term ending on December 31, 2011, subject to successive automatic extension unless we or Mr. Lorsch elect not to extend. Under the terms of his agreement, Mr. Lorsch shall serve as both our Chief Executive Officer and Chief Executive Officer of our wholly-owned subsidiary, MMR. The agreement provides for a base salary of $15,000 per month, subject to an upward increase and with an annual bonus and stock option grants in such amounts, if any, as the Board of Directors may determine in its sole discretion. Mr. Lorsch receives a monthly auto allowance, reimbursement of certain life insurance premiums, and reimbursement for certain other insurance coverage, and is entitled to participate in benefits generally made to our senior executives.

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

We also have entered into a consulting agreement with The RHL Group, Inc., which is wholly-owned by Mr. Lorsch that provides for a monthly fee of $25,000 plus reimbursement of expenses including medical insurance. The RHL Group provides consulting, operational and technical services to the Company, which we refer to as the RHL Services. As part of the RHL Services, the RHL Group provides the Company with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of the RHL Group and other individuals which may hold value to the Company. The RHL Group also provides infrastructure support to the Company, including allowing the Company unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing the Company the use of its office support personnel, the RHL Group has also consented to allow the Company to utilize the full-time services of Mr. Lorsch as the Company's Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made its President, Kira Reed, available as the Company's spokesperson. Ms. Reed, who is Mr. Lorsch's spouse, also manages the Company's social networking activities.

On January 26, 2010, we entered into an employment agreement with Ingrid Safranek as our Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement which was effective until June 15, 2010, which was extended until June 15, 2011. However, on December 10, 2010, the Board approved Ms. Safranek's employment agreement to be amended to extend the term for an additional term commencing on January 1, 2011. On December 28, 2011, the Board extended the current employment agreement for an additional two year term and approved an increase in her base salary with the understanding that, from time to time, it could be necessary to defer certain payments or benefits into future periods.

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

On April 1, 2011, we entered into an employment agreement with Richard Lagani as our Executive Vice President. Under the employment agreement, Mr. Lagani received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreement and an annual bonus at the discretion of the board of directors. The current term of Mr. Lagani's employment agreement is effective until April 30, 2013 and will automatically renew for successive 12 month periods unless terminated at least 30 days prior to the end of the term. The employment agreement may be terminated by the Company without cause upon 30 days written notice or for cause (as defined in the agreement) immediately. If Mr. Lagani's employment is terminated by the Company for cause or voluntarily by Mr. Lagani without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lagani's employment is terminated by the Company without cause or voluntarily by Mr. Lagani for good reason, Mr. Lagani will be entitled to two months' severance (if during the first year of the agreement), four months' severance (if during the second year of the agreement) and six months' severance (after two years of service), including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lagani. On August 1, 2012, Mr. Lagani relocated his primary residence to London England where he continues to provide services to the Company on a special projects basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of December 31, 2012, by:

  each of our current directors;
  each of our current executive officers named in the Summary Compensation Table; and
  all of our current directors and executive officers as a group.

In addition, we are presenting a sub-table of each Stockholder (persons or entities) that owns more than 5% ("5% Stockholders") of the outstanding shares of common stock.

	Number of Shares of Common
Name and Address of Beneficial Owner (1)	Stock Beneficially Owned (2)	Percentage
Directors and Named Executive Officers
Robert H Lorsch (3)	125,486,906	20.7%
Jack Zwissig (4)	5,470,375	*
Doug Helm (5)	5,950,624	1.1%
Bernie Stolar (6)	14,327,894	2.6%
Mike Finley (7)	1,025,000	*
Ingrid Safranek (8)	5,875,000	1.1%
Richard Lagani (9)	3,150,000	*
Ralph Salazar (10)	1,550,000	*
All Executive Officers and Directors as a group	162,835,799	27.5%
(10 People) (11)

5% Stockholders
RHL Group (12)	105,238,152	17.1%
Robert H Lorsch	20,248,754	3.6%
David Loftus (13)	58,075,058	10.0%
Sherry Hackett (14)	36,350,068	6.4%

(1)	The business address of each director and executive officer listed is c/o MMRGlobal, Inc., 4401 Wilshire Blvd., Suite 200, Los Angeles, CA 90010.
(2)	This table is based upon information supplied by officers, directors, principal stockholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 544,800,339 shares of common stock outstanding as of March 7, 2013. Shares of common stock subject to options, warrants and convertible notes exercisable or convertible within 60 days after December 31, 2012, are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
(3)	Consists of (i) 20,248,754 shares of common stock held directly by Mr. Lorsch and 105,238,152 shares of common stock held directly by The RHL Group, which is wholly owned and controlled by Mr. Lorsch, and Mr. Lorsch also has voting and/or investment power over such shares. (ii) a fully vested warrant held by The RHL Group, to purchase 43,783,260 shares of common stock, (iii) a convertible note held by The RHL Gorup, to purchase 25,000,000 shares of common stock, and (iv) stock options held by Mr. Lorsch to purchase 14,180,000 shares of common stock that are vested and exercisable within 60 days after December 31, 2012.
(4)	Includes 3,440,000 shares subject to options exercisable within 60 days after December 31, 2012.
(5)	Includes 1,225,000 shares subject to options exercisable within 60 days after December 31, 2012.
(6)	Includes 4,915,261 shares subject to options exercisable within 60 days after December 31, 2012.
(7)	Includes 100,000 shares subject to options exercisable and a warrant to purchase 350,000 shares of common stocks within 60 days after December 31, 2012.
(8)	Includes 2,100,000 shares subject to options exercisable within 60 days after December 31, 2012.
(9)	Includes 150,000 shares subject to options exercisable and a fully vested warrant to purchase 1,000,000 shares of common stocks within 60 days after December 31, 2012.
(10)	Includes 1,550,000 shares subject to options exercisable within 60 days after December 31, 2012.
(11)	Includes 97,793,521 shares subject to options, warrants and convertible notes exercisable within 60 days after December 31, 2012.
(12)	Includes a fully vested warrant to purchase 43,783,260 shares of common stocks within 60 days after December 31, 2011.
(13)	Includes a fully vested warrant to purchase 4,902,456 shares of common stocks within 60 days after December 31, 2012, and convertible notes to purchase 27,943,255 shares of common stock.
(14)	Includes a fully vested warrant to purchase 2,550,000 shares of common stocks within 60 days after December 31, 2012, and convertible notes to purchase 18,072,290 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 5 of this annual report.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Description of Indebtedness" elsewhere herein for a description of certain of our debt financing transactions with The RHL Group. Our Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, and owns all of the capital stock of The RHL Group.

As disclosed above, in 2009 we entered into a consulting agreement with The RHL Group, which provides for a monthly fee of $25,000 plus reimbursement of expenses including medical insurance. The RHL Group provides consulting, operational and technical services to the Company, which we refer to as the RHL Services. As part of the RHL Services, the RHL Group provides the Company with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of the RHL Group and other individuals which may hold value to the Company. The RHL Group also provides infrastructure support to the Company, including allowing the Company unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing the Company the use of its office support personnel, the RHL Group has also consented to allow the Company to utilize the full-time services of Mr. Lorsch as the Company's Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made its President, Kira Reed, available as the Company's spokesperson. Ms. Reed, who is Mr. Lorsch's spouse, also manages the Company's social networking activities.

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 20.7% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Seventh Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $50,000 each year during the years ended December 31, 2012 and 2011, toward marketing consulting services from Bernard Stolar, a director. We included $41,250 and $122,695 in related party payables as of December 31, 2012, and 2011, respectively, in connection with these services.

We also incurred $50,000 and $37,500 during the years ended December 31, 2012 and 2011, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of December 31, 2012 and 2011 of $58,667 and $8,667, respectively, in connection with these services. In the first quarter of 2009, we entered into an agreement with The Latino Coalition, a non-profit organization in which Mr. Barreto is also the Chairman, to market our product to its members. We did not pay any amounts to the Latino Coalition in both 2012 and 2011. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

We also have an agreement with our current director Jack Zwissig to provide individual executive coaching services to our management team on an as needed basis. Mr. Zwissig receives compensation in the form of stock as determined by our Board of Directors commensurate with the services performed. The agreement with Mr. Zwissig is on a month-to-month basis and continues until terminated by either party. We incurred $394 and $6,983 during the years ended December 31, 2012 and 2011, respectively, for consulting. We included in related party payables as of December 31, 2012 and 2011 of $13,376 and $41,885, respectively, in connection with these services.

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

Director Independence

Although our common stock is no longer listed on the NASDAQ Global Market, our Board of Directors determined that each of the following directors would be deemed "independent" under NASDAQ Stock Market LLC rules: Messrs. Finley, Helm, Stolar and Zwissig. These persons represent a majority of our Board of Directors. Mr. Lorsch, the Chairman of our Board and our Chief Executive Officer would not be deemed independent. Messrs. Stolar, Zwissig and Finley are members of our Compensation Committee and Mr. Zwissig is the Chairman. Messrs. Helm and Zwissig are members of our Nominating and Corporate Governance Committee and Mr. Helm is the Chairman. Messrs. Stolar, Zwissig and Finley are members of our Audit Committee but would not be deemed to be independent under the more stringent independence requirements for Audit Committee members set forth in NASDAQ Listing Rule 5605(2). Mr. Stolar is Chairman of the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 by Rose, Snyder & Jacobs who performed the audit of our financial statements for the years ended December 31, 2012 and 2011 included elsewhere herein. All fees described below were approved by the Audit Committee pursuant to our pre-approval policy discussed below.

	Fiscal Years Ended (in thousands)
	2012	2011

Audit of Financial Statements	$62	$66
Audit Related Fees	29	26
Total Fees	$91	$92

The Audit Committee has adopted a pre-approval policy for auditor services, which allows the Chief Executive Officer and/or the Chief Financial Officer to engage the independent registered public accountants, on a case-by-case basis, to consult with our management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Financial Accounting Standards Board or other regulatory or standard-setting bodies. In addition, the Audit Committee may periodically obtain from the independent registered public accountants estimates of anticipated fees for services in the defined categories of audit services, audit-related services, and tax services for a specified accounting period and pre-approves services in such categories up to specified amounts. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accountants are is engaged to provide each service. The pre- approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The members of the Audit Committee approved the fees during subsequent meetings of the Audit Committee.

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

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on October 9, 2007)

3.6

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as amended, dated as of June 15, 2010 (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed on June 18, 2010)

3.7	* Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as amended, dated as of June 22, 2012.
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on May 11, 2004)
4.2

Amended and Restated Investor Rights Agreement dated March 26, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on April 8, 2004)

4.3

Amendment No. 1 to Amended and Restated Investor Rights Agreement dated April 6, 2004 among the registrant and certain of its stockholders (incorporated by reference to Exhibit 4.3 to registrant's registration statement on Form S-1 (File No. 333- 114299) filed on April 8, 2004)

4.4

Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.4 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.5

Form of Warrant issued pursuant to the Securities Purchase Agreement dated March 6, 2006, by and among registrant and the individuals and entities identified on Exhibit A thereto (incorporated by reference to Exhibit 4.5 of the registrant's current report on Form 8-K filed on March 10, 2006)

4.6

Securities Purchase Agreement dated February 12, 2007, by and among registrant and certain investors (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on February 13, 2007)

4.7

Warrant to purchase 250,000 shares of common stock dated December 19, 2006 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.8

Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.2 of the registrant's current report on Form 8-K filed on December 20, 2006)

4.9

Amendment No. 1 to Registration Rights Agreement dated December 19, 2006, by and between registrant and Kingsbridge Capital Limited dated August 10, 2007 (incorporated by reference to Exhibit 4.11 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2007)

4.10

Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to General Electric Capital Corporation (incorporated by reference to Exhibit 4.6 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

4.11

Warrant to purchase 48,834 shares of common stock dated December 30, 2005 issued to Oxford Finance Corporation (incorporated by reference to Exhibit 4.7 of the registrant's annual report on Form 10-K for the year ended December 31, 2005)

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

10.2	** 2005 Non-Employee Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4A of the registrant's annual report on Form 10-K for the year ended December 31, 2006)
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
10.20

Addendum dated May 21, 2009 to the Letter Agreement with The Rebensdorf Group, Inc. dated December 27, 2007 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 27, 2009)

10.21

** Stock Option Agreement dated August 6, 2009, by and between MMR Information Systems, Inc. and Robert H. Lorsch (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.22

Waiver Agreement, dated August 18, 2009, by and among MMR Information Systems, Inc., MyMedicalRecords, Inc., and The RHL Group, Inc. (incorporated by reference to Exhibit 10.2 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.23

** Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of Robert H. Lorsch (incorporated by reference to Exhibit 10.3 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.24

Warrant dated August 18, 2009, issued by MMR Information Systems, Inc. in favor of The RHL Group, Inc. (incorporated by reference to Exhibit 10.4 of the registrant's quarterly report on Form 10-Q filed on August 27, 2009)

10.25

+ Licensing and Sales Commission Agreement, dated September 16, 2009, by and among MMR Information Systems, Inc., E-Mail Frequency, LLC and David T. Loftus (incorporated by reference to Exhibit 10.1 of the registrant's quarterly report on Form 10-Q filed on November 16, 2009)

10.26

+ Cooperation Agreement dated January 4, 2010, by and among MMR Information Systems and Unis-TongHe Technology (Zhengzhou) Co., Ltd. (incorporated by reference to Exhibit 10.26 of the registrant's annual report on Form 10-K for the year ended December 31, 2009)

10.27

+ Letter agreement dated January 4, 2010, with regard to the UNIS-TongHe Medical Technology Service Group (Henan) Co., Ltd. Cooperation Agreement, by and among MMR Information Systems and Unis-TongHe (incorporated by reference to Exhibit 10.27 of the registrant's annual report on Form 10-K for the year ended December 31, 2009)Technology (Zhengzhou) Co., Ltd.

10.28

+ Master Services Agreement dated March 22, 2010, by and among MMR Information Systems and Chartis International LLC. (incorporated by reference to Exhibit 10.28 of the registrant's annual report on Form 10-K for the year ended December 31, 2009)

10.29

** Employment Agreement dated as of January 26, 2010 by and among MMR Information Systems and Ingrid Safranek. (incorporated by reference to Exhibit 10.29 of the registrant's annual report on Form 10-K for the year ended December 31, 2009)

10.30

** Amendment No. 1, dated March 5, 2010, to that Stock Option Agreement, dated August 6, 2009, by and between MMR Information Systems, Inc., and Robert H. Lorsch. (incorporated by reference to Exhibit 10.30 of the registrant's annual report on Form 10-K for the year ended December 31, 2009)

10.31

+ Amended agreement dated June 18, 2010, with Dutchess Opportunity Fund of Boston to provide a $10 million standby equity line facility. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on June 18, 2010)

10.32

+ Non-Exclusive License Agreement dated December 21, 2010, by and between MMRGlobal, Inc. and Celgene Corporation. (incorporated by reference to Exhibit 10.32 of the registrant's annual report on Form 10-K for the year ended December 31, 2010)

10.33

**Employment Agreement dated as of December 13, 2010, by and between the Company and Sunil K. Singhal. (incorporated by reference to Exhibit 10.33 of the registrant's annual report on Form 10-K for the year ended December 31, 2010)

10.34

**Employment Agreement dated as of December 15, 2010, by and between the Company and Ingrid Safranek. (incorporated by reference to Exhibit 10.33 of the registrant's annual report on Form 10-K for the year ended December 31, 2010)

10.35

Fifth Amended and Restated Secured Promissory Note dated April 29, 2011 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on May 26, 2011)

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

10.38

Settlement and Patent License Agreement, Effective as of December 9, 2011, by and between the Company and Surgery Center Management, LLC. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on January 17, 2012)

10.39

**Employment Agreement dated as of December 23, 2011, by and between the Company and Richard Lagani. (incorporated by reference to Exhibit 10.39 of the registrant's annual report on Form 10-K for the year ended December 31, 2011)

10.40

**Employment Agreement dated as of January 1, 2012 by and among the registrant, MMR and Robert H. Lorsch. (incorporated by reference to Exhibit 10.40 of the registrant's annual report on Form 10-K for the year ended December 31, 2011)

10.41

**Employment Agreement dated as of January 1, 2012 by and among the registrant, MMR and Rafael ("Ralph") Salazar. (incorporated by reference to Exhibit 10.41 of the registrant's annual report on Form 10-K for the year ended December 31, 2011)

10.42

**Amended Employment Agreement dated as of January 1, 2012 by and among the registrant, MMR and Ingrid Safranek. (incorporated by reference to Exhibit 10.42 of the registrant's annual report on Form 10-K for the year ended December 31, 2011)

10.43

**2011 Equity Incentive Plan and Form of Stock Option Agreement thereunder. (incorporated by reference to Exhibit 10.43 of the registrant's annual report on Form 10-K for the year ended December 31, 2011)

10.44

Investment Agreement, dated April 16, 2012, by and between the Company and Granite State Capital, LLC. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on April 18, 2012)

10.45

Registration Rights Agreement, dated April 16, 2012, by and between the Company and Granite State Capital, LLC. (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed on April 18, 2012)

10.46

Sixth Amended and Restated Secured Promissory Note dated April 29, 2012 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 10-Q filed on August 14, 2012)

10.47

First Amended Security Agreement dated June 26, 2012 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 10-Q filed on August 14, 2012)

10.48

Seventh Amended and Restated Secured Promissory Note dated July 30, 2012 by and between MMR and The RHL Group, Inc. (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 10-Q filed on August 14, 2012)

10.49

+ Reseller Agreement, dated September 27, 2012, by and between the Company and VisiInc, PLC (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 10-Q filed on November 14, 2012).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 1st day of April 2013.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Lorsch Robert H. Lorsch	Chairman, President and Chief Executive Officer	April 1, 2013

/s/ Ingrid G. Safranek Ingrid G. Safranek	Chief Financial Officer (principal financial and accounting officer)	April 1, 2013

/s/ Mike Finley.	Director	April 1, 2013
Mike Finley

/s/ Douglas H. Helm	Director	April 1, 2013
Douglas H. Helm

/s/ Bernard Stolar	Director	April 1, 2013
Bernard Stolar

/s/ Jack Zwissig	Director	April 1, 2013
Jack Zwissig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MMRGlobal, Inc.

We have audited the accompanying consolidated balance sheets of MMRGlobal, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMRGlobal, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended December 31, 2012 and 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

March 28, 2013

MMRGLOBAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$36,655	$311,103
Accounts receivable, less allowances of $80,000 in 2012 and 2011	404,024	312,196
Inventory	2,865	50,614
Prepaid expenses and other current assets	108,360	254,634
Total current assets	551,904	928,547

Long-term investments
Investment in equity securities, at cost	56,000	56,000
Total long-term investments	56,000	56,000

Property and equipment, net	20,301	27,683
Deposits	3,370	3,370
Intangible assets, net	1,347,859	1,212,661
Total assets	$1,979,434	$2,228,261

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party, net of discounts of $0 in 2012 and $66,667 in 2011	$1,045,947	$1,435,056
Related party payables	1,328,533	785,636
Compensation payable	206,548	109,287
Severance liability	620,613	620,613
Accounts payable and accrued expenses	3,985,741	3,111,316
Deferred revenue	24,531	21,551
Convertible notes payable, net of discounts of $0 in 2012 and $7,306 in 2011	763,857	974,893
Notes payable, current portion	375,343	325,343
Notes payable, related party	242,921	125,000
Capital leases payable, current portion	-	2,635
Total current liabilities	8,594,034	7,511,330

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 950,000,000 shares authorized, 522,152,225 and 359,162,894 shares issued and outstanding as of December 31, 2012 and
December 31, 2011, respectively	522,144	359,155
Additional paid-in capital	46,998,534	42,590,551
Accumulated deficit	(54,135,278)	(48,232,775)
Total stockholders' deficit	(6,614,600)	(5,283,069)
Total liabilities and stockholders' deficit	$1,979,434	$2,228,261

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2012	2011

Revenues
Subscriber	$161,923	$312,430
MMR Pro	453,048	463,097
License fees	128,000	500,000
Other income	61,372	144,121
Total revenues	804,343	1,419,648
Cost of revenues	588,672	609,212
Gross profit	215,671	810,436
General and administrative expenses	3,356,382	4,469,845
Sales and marketing expenses	2,055,089	2,419,925
Technology development	245,663	324,666
Loss from operations	(5,441,463)	(6,404,000)
Change in valuation of derivative liabilities	-	(36,745)
Interest and other finance charges, net	(461,040)	(2,443,682)
Net loss	$(5,902,503)	$(8,884,427)

Net loss per share:
Basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	$425,856,713	$288,853,993

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2010	-	$-	238,893,492	$238,889	$34,700,650	$(39,348,348)	$(4,408,809)

Shares issued for services or reduction to liabilities	-	-	21,026,180	21,026	1,274,933	-	1,295,959
Convertible debt conversions and warrants exercises	-	-	67,532,908	67,531	1,663,735	-	1,731,266
Shares issued for financing activities	-	-	21,997,363	21,997	932,295	-	954,292
Stock option exercises	-	-	1,791,951	1,791	171,842	-	173,633
Stock based compensation	-	-	-	-	1,224,440	-	1,224,440
Warrant exercises	-	-	7,921,000	7,921	353,833	-	361,754
Warrants issued for services	-	-	-	-	541,979	-	541,979
Reclassification of derivative liabilities and creation of note discounts	-	-	-	-	1,726,844	-	1,726,844
Net loss	-	-	-	-	-	(8,884,427)	(8,884,427)

Balance as of December 31, 2011	-	-	359,162,894	359,155	42,590,551	(48,232,775)	(5,283,069)

Shares issued for services or reduction to liabilities	-	-	36,416,272	36,416	935,975	-	972,391
Convertible debt conversions and warrants exercises	-	-	54,369,677	54,369	1,150,043	-	1,204,412
Shares issued for financing activities	-	-	65,340,882	65,341	1,189,281	-	1,254,622
Stock based compensation	-	-	6,250,000	6,250	839,193	-	845,443
Warrant exercises	-	-	612,500	613	58,887	-	59,500
Warrants issued for services	-	-	-	-	157,676	-	157,676
Reclassification of derivative liabilities and creation of note discounts	-	-	-	-	76,928	-	76,928
Net loss	-	-	-	-	-	(5,902,503)	(5,902,503)

Balance as of December 31, 2012	-	$-	522,152,225	$522,144	$46,998,534	$(54,135,278)	$(6,614,600)

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS

		Year Ended December 31,
		2012	2011

Operating activities:
Net loss		$(5,902,503)	$(8,884,427)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		267,891	211,656
Allowance for doubtful accounts		188,834	60,800
Change in valuation of derivative liabilities		-	36,745
Warrants issued for services		157,676	541,979
Stock based compensation		845,443	1,224,440
Common stock issued for services		597,302	506,827
Amortization of loan discount		150,902	2,214,908
Loan commitment fee amortization		918	28,053
Subtotal - Non-cash adjustments		2,208,966	4,825,408
Effect of changes in:
Accounts receivable		(280,662)	63,744
Inventory		47,749	33,647
Prepaid expenses and other current assets		146,274	115,848
Deposits		-	500
Accounts payable and accrued expenses		1,378,443	500,794
Related party payables		178,931	503,634
Compensation & severance payable		97,261	97,307
Deferred revenue	`	2,980	(101,677)
Subtotal - net change in operating assets & liabilities		1,570,976	1,213,797
Net cash used in operating activities		(2,122,561)	(2,845,222)

Investing activities:
Purchase of property and equipment		(555)	(7,779)
Filing of patents		(333,157)	(194,808)
Costs of continuing MMRPro and website development		(61,995)	(336,047)
Net cash used in investing activities		(395,707)	(538,634)

Financing activities:
Net proceeds from convertible notes		957,995	1,851,081
Net proceeds from warrant exercises		59,500	360,754
Proceeds from equity line of credit		1,254,622	954,292
Proceeds from note payable		547,624	-
Payments of note payable		(525,383)	-
Proceeds from note payable, related party		285,771	-
Payments of note payable, related party		(140,091)	-
Proceeds from line of credit, related party		15,000	-
Payments of line of credit, related party		(208,583)	-
Proceeds from stock option exercises		-	173,633
Payments of capital lease		(2,635)	(8,490)
Net cash provided by financing activities		2,243,820	3,331,270
Net decrease in cash		(274,448)	(52,586)
Cash, beginning of period		311,103	363,689
Cash, end of period		$36,655	$311,103

Supplemental disclosures of cash flow information:
Cash paid for interest		$80,044	$21,493
Cash paid for income taxes		$5,734	$2,865
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stocks		$1,204,412	$1,731,266
Payment of accounts payable and related party payables through issuance of common stock		$375,089	$1,295,959
Payment of payables through issuance of notes payable		$120,000	$24,387
Capitalized loan commitment fees payable		$-	$200,000
Reclassification of derivative liabilities and creation of note discounts		$76,928	$1,726,844
Prepayment of services through issuance of common stock		$-	$75,000

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

On January 27, 2009, the Company, through MyMedicalRecords, Inc. ("MMR Inc."), which is now our wholly-owned operating subsidiary, conducted a reverse merger with Favrille. We refer to this transaction as the "Merger". Pursuant to the terms of the Merger, all of the outstanding common and preferred stock of MMR Inc. were cancelled and the former stockholders of MMR Inc. received an aggregate of 79,812,116 shares of Favrille common stock. On February 9, 2009, following the completion of the Merger, we changed our corporate name to MMR Information Systems, Inc. In addition, we assumed the obligations of MMR Inc., under its outstanding stock options and warrants, which, pursuant to the terms of the Merger, represented the right to receive an aggregate of 12,787,080 shares of our common stock at the effective time of the Merger. In connection with the Merger, MMR became our wholly-owned subsidiary, with the former stockholders of MMR Inc. collectively owning shares of our common and preferred stock representing approximately 60.3% of the voting power of our outstanding capital stock. Effective June 15, 2010, we changed our corporate name to MMRGlobal, Inc., which we believe more accurately reflects our global imprint.

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

Through our wholly-owned operating subsidiary MMR Inc., we provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, and professional organizations and affinity groups. Our PHR, marketed both directly via our website at www.mymedicalrecords.com and as a private-label service, enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using an Internet- connected device. The MyMedicalRecords PHR is built on proprietary, patented and patent-pending technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account.

The Company's professional offering, MMRPro, is an end-to-end electronic document management and imaging system designed to give physicians' offices, community hospitals and surgery centers an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in a timely manner through an integrated patient portal, MMRPatientView. The MMR Stimulus Program is offered with the MMRPro product offerings to help healthcare professionals recoup some or all of the cost of digital conversion of patient charts when they upgrade patients from the free MMRPatientView portal to a full-featured MyMedicalRecords PHR. In addition, in January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti- CD20 antibodies and data and samples from its FavId™/Specifid™ vaccine clinical trials for the treatment of B-cell Non- Hodgkin's lymphoma.

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

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiaries MMR and MMR Life Sciences Group, Inc. All intercompany transactions and balances are eliminated upon consolidation.

Basis of Presentation and Going Concern

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

GOING CONCERN

As of December 31, 2012, the Company's current liabilities exceeded its current assets by $8.04 million. Furthermore, during the years ended December 31, 2012, and 2011, the Company incurred losses of $5.9 million and $8.88 million, respectively.

At December 31, 2012 and December 31, 2011, we had $36,655 and $311,103, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Seventh Amended and Restated Note effective July 30, 2012 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1,587,160 at December 31, 2012 and a total Unpaid Balance (as defined in the Line of Credit) of $3,001,790, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Seventh Amended and Restated Note and the Security Agreement. As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2012 are as follows: $1,045,947, which is included in the line of credit, related party; and $541,212 related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding this matter is to, amongst other things, continue to utilize the Line of Credit. At December 31, 2012, there was approximately $1,498,211 available under the Line of Credit. Furthermore, we plan to utilize portions of our standby equity facility with Granite State Capital LLC ("Granite") as needed. Finally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through the issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base, sell MMRPro products, and collect licensing fees from parties infringing upon the Company's intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products, our ability to execute our business plan and continue as a going concern may be adversely affected.

These matters raise substantial doubt about our ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of that uncertainty.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $36,655 and $311,103 as of December 31, 2012, and 2011, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2012, and 2011, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

Website and Software Development Costs: 5 Years

Domain Name: 5 Years

Patents: 20 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the years ended December 31, 2012 and 2011.

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

We grant exclusive licenses for the sale and marketing of our services in international territories in consideration of an up-front license fee and an ongoing royalty. The royalty fee is usually a percentage of revenue earned by the licensee and there usually are certain minimum guarantees. We defer the recognition of license fee revenues received in advance from international licensees for the grant of the license and recognize them over the period covered by the agreement. We defer the recognition of minimum guaranteed royalty payments received in advance and recognize them over the period to which the royalty relates. We include all such revenues under "License Fees." In those cases where a license agreement contains multiple deliverables, we account for the agreement in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements .

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

(j) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the years ended December 31, 2012 and 2011 was $19,917 and $86,323, respectively.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of warrants during the years ended December 31, 2012 and 2011 using the following assumptions.

	December 31, 2012	December 31, 2011

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	123.47% - 124.21%	144.34% - 148.34%
Risk free interest rate	0.35% - 0.46%	0.03% - 2.14%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the years ended December 31, 2012 and 2011 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 178,065,471 and 127,700,614 shares for the years ended December 31, 2012 and 2011, respectively.

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

(n) RECENT ACCOUNTING PRONOUNCEMENTS

During July 2012, FASB issued ASU no. 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". Under the amendments in Update 2012-02, entities have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on our financial statements.

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

The Seventh Amended Note had a balance of $1,587,160 and $1,574,312 at December 31, 2012 and 2011, respectively. The components of the Seventh Amended Note and the related balance sheet presentation as of December 31, 2012 are as follows: $1,045,947, which is included in the line of credit, related party; and $541,213 for other obligations due to The RHL Group, which are included in related party payables.

Total interest expense on the Line of Credit for the years ended December 31, 2012 and 2011 amounted to $155,866 and $119,710, respectively. The unpaid interest balances as of December 31, 2012 and December 31, 2011 were $35,451 and $24,145, respectively.

In conjunction with the Seventh Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after December 31, 2012. Since we weren't able to meet the covenants as of December 31, 2012, we received a waiver from The RHL Group until April 5, 2013.

Additional information regarding the Fifth Amended and Restated Note is contained in our current report on Form 10-Q filed with the SEC on May 26, 2011.

Additional information regarding the Sixth and Seven Amended and Restated Notes are contained in our current report on Form 10-Q filed with the SEC on August 14, 2012.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	December 31,	December 31,
	2012	2011

Prepaid consulting fees from issuance of common stock	$91,778	$198,029
Prepaid insurance	12,207	23,994
Prepaid trade shows	4,375	27,165
Deferred financing costs (loan origination fees)	-	919
Prepaid other (Favrille)	-	4,527

Total prepaid expenses and other current assets	$108,360	$254,634

5. PROPERTY AND EQUIPMENT

Property and equipment, at December 31, 2012 and 2011 consisted of the following.

	December 31,	December 31,
	2012	2011

Furnitures and fixtures	$3,170	$3,170
Computers and related equipment	119,506	118,951

	122,676	122,121

Less: Accumulated depreciation and amortization	(102,375)	(94,438)

	$20,301	$27,683

6. INTANGIBLE ASSETS

Intangible assets as of December 31, 2012 and 2011 consisted of the following.

	As of December 31,
	2012	2011

Website development	$327,094	$307,326
MMR Pro website development	756,511	715,327
Patents	809,889	476,732
Domain name	86,375	86,375

	1,979,869	1,585,760

Less: Accumulated amortization	(632,010)	(373,099)

	$1,347,859	$1,212,661

Amortization expense for the years ended December 31, 2012 and 2011 amounted to $259,953 and $188,286, respectively. Estimated amortization expense for each of the next five succeeding years is expected to be as follows:

Year Ending
December 31,
2013	$213,118
2014	206,061
2015	155,278
2016	63,991
2017	51,485
Total	$689,933

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
	December 31,	December 31,
	2012	2011

Legal and accounting fees	$2,542,536	$2,199,317
Accounts payable and accruals from Favrille Merger	300,971	315,791
Trade payables	819,129	326,284
Consulting services	265,665	158,106
Accrued vacation	57,440	72,855
Interest payable	-	38,963

Total accounts payable and accrued expenses	$3,985,741	$3,111,316

8. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended December 31,
	2012	2011

Federal statutory rate	-34.00%	-34.00%
State tax, net of federal benefit	-5.82%	-5.73%
Non-deductible items	0.08%	0.58%
Valuation allowance	39.74%	39.15%
Effective income tax rate	0.00%	0.00%

Significant components of deferred tax assets and (liabilities) are as follows:

	December
	2012	2011
Net operating loss carryforwards	$15,934,479	$12,699,774
Depreciation and amortization	(222,850)	(186,279)
Share based compensation	1,733,105	2,325,608
R&D tax credit	2,455,964	2,455,964
State tax and other	(1,207,439)	(1,036,863)
Deferred tax assets, net	18,693,259	16,258,204
Less: valuation allowance	(18,693,259)	(16,258,204)
	$-	$-

At December 31, 2012, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of $37,345,998 and $36,615,832, respectively. These carry forwards will begin to expire in the years ending December 31, 2026 and December 31, 2016, respectively. These net operating losses may be subject to various limitations on utilization based on ownership changes under Internal Revenue Code Section 382 as a result of the Merger, and the Company is in the process of evaluating the impact of this before any losses are used to offset future taxable income. The Company's net operating loss carry forwards are subject to examination until such time as the NOLs are used and the tax year is closed.

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

At December 31, 2012, based on available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. The Company has recorded an $18,693,259 valuation allowance, or 100% of its cumulative deferred tax assets.

The Company performed an analysis of its tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2012 and 2011.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. The Company incurred $0 of interest and penalties during the years ended December 31, 2012 and 2011.

The Company files income tax returns in the United States ("Federal") and California ("State") jurisdictions. The Company is subject to Federal and State income tax examinations by the tax authorities.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction Open Tax Years

Federal 2009 - 2012

California State 2008 - 2012

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

9. COMMITMENTS AND CONTIGENCIES

Leases

We lease certain facilities under non-cancelable operating lease, which expire during 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease currently requires a monthly payment of $6,655. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease currently requires an additional monthly payment of $3,512. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the years ended December 31, 2012 and 2011 were $116,142 and $90,670 respectively. Future minimum lease payments as of December 31, 2012, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating
December 31,	Leases

2013	$81,338

Total minimum lease payments	$81,338

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

Guarantee provided by Robert H. Lorsch

On February 17, 2012, Robert Lorsch agreed to guarantee a convertible note with a principal amount of $150,000 to a third- party only in the event that the Company does not issue shares pursuant to a Conversion Notice.

Concentrations

For the year ended December 31, 2012, our three largest customers (Visi, Inc. $267,000, Celgene $100,000 and E-mail Frequency $81,971) accounted for approximately 56% of our total revenue.

For the year ended December 31, 2011, our three largest customers (Celgene $500,000, E-mail Frequency $140,000, and Chartis $100,000) accounted for approximately 55% of our total revenue.

Employment Agreements

The Company has employment agreements with its Chairman, President and Chief Executive Officer, Robert H. Lorsch, its Vice President of Finance and Chief Financial Officer, Ingrid Safranek, its Vice President Telecommunications & Carrier Relations, Rafael "Ralph" Salazar, and Executive Vice President, Richard Lagani. Under each employment agreement, the executive officers receive a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

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

On April 1, 2011, we entered into an employment agreement with Richard Lagani as our Executive Vice President. Under the employment agreement, Mr. Lagani received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreement and an annual bonus at the discretion of the board of directors. The current term of Mr. Lagani's employment agreement is effective until April 30, 2013 and will automatically renew for successive 12 month periods unless terminated at least 30 days prior to the end of the term. The employment agreement may be terminated by the Company without cause upon 30 days written notice or for cause (as defined in the agreement) immediately. If Mr. Lagani's employment is terminated by the Company for cause or voluntarily by Mr. Lagani without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lagani's employment is terminated by the Company without cause or voluntarily by Mr. Lagani for good reason, Mr. Lagani will be entitled to two months' severance (if during the first year of the agreement), four months' severance (if during the second year of the agreement) and six months' severance (after two years of service), including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lagani. On August 1, 2012, Mr. Lagani relocated his primary residence to London England where he continues to provide services to the Company on a special projects basis.

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

On January 26, 2012, MMR filed a complaint against a certain former officer of pre-merger Favrille, Inc., and other potential defendants (the "Favrille Defendants") that the Company believed may have misappropriated some of Favrille's intellectual and personal property. On July 31, 2012, Ropers Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston, became counsel of record in this matter. The matter was settled as of September 12, 2012. The defendants in this suit have settled the matter and the case is no longer pending. The defendants in this suit have agreed to supply MMR significant information and data concerning the intellectual and personal property. The information and data will allow MMR to continue to value and exploit certain of the Company's intellectual and personal property through licensing and/or sales agreements.

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of

California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. On September 19, 2012 the Company engaged Liner, Grode, Stein, Yankelevitz, Sunshine, Regenstreif & Taylor, LLP ("Liner") to substitute into this matter. The Agreement contains an arbitration clause and arbitration proceedings have been completed. An appeal is also presently pending the Second Appellate District of the California Court of Appeal stemming from the Superior Court's holding that SCM's Petition to Compel Arbitration was moot. Thus, this litigation is currently pending before the Superior Court and the Court of Appeals. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California, Case No. CV 13-00631 ODW (SHx). The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. The parties have agreed, and the Court has ordered, that Walgreen Co.'s time to respond to the complaint is continued to May 3, 2013 so that the parties can continue to pursue discussions regarding a potential settlement or early resolution of this matter. This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California, Case No. CV 13-00979 ODW (SHx). The complaint alleges that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR has not yet served WebMD with the complaint. This matter is currently in the initial pleading stages and counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

MMR has received a letter from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. He filed a charge with the U.S. Equal Employment Opportunity Commission, but that body has declined to take action. In turn, he filed a claim with the California Department of Fair Employment and Housing ("DFEH").  The DFEH had declined to bring a citation, but it has issued a "right to sue" notice.  To date no lawsuit has been filed.  MMR is represented by Ropers in this matter.

On October 18, 2012, MMR was named as a defendant in an action filed in the California Superior Court, County of Los Angeles, by Naj Allana, who has generally claimed that MMR owes approximately $125,000 to him and his corporation and that he is entitled to shares of the corporation. MMR answered the complaint and contends that Allana entered into a series of agreements with the company that released the company from a substantial portion of its obligations to him. MMR has also cross-complained against Allana, claiming that, in lieu of performing his duties for the Company, he entered into transactions on behalf of the company with outside vendors to perform his duties.  MMR did not discover Allana's actions until his service for the company was terminated.  Should Allana prevail on his affirmative claim, a substantial portion of any ensuing award should be offset by MMR's cross-complaint. The matter is in active discovery.  No trial date has been set. MMR is represented by Ropers in this matter.

On July 17, 2012, the Company has filed a claim in the United States Bankruptcy Court Southern District of New York for $827,818.74 for reimbursement of initial and on-going costs incurred on the integration of Kodak products and software during the development of MMRPro. The Company has been forced to identify replacement systems and undertake significant additional development efforts as a result of Kodak's bankruptcy filing. The Kodak claim is currently pending in the Bankruptcy Court and counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome.

10. STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of December 31, 2012, and 2011, there were no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2012, we are authorized to issue 950,000,000 shares of common stock.

On May 24, 2012, the Company filed a Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares pursuant to the Investment Agreement, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents for its investment in the Company. Subject to the terms and conditions of the Investment Agreement, the Company has the right to put up to $15 million in shares of our common stock to Granite. As of December 31, 2012, the amount available under the equity line facility was $14.4 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of December 31, 2012, the total shares of our common stock issued and outstanding amounted to 522,152,225.

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

As of December 31, 2012, total unrecognized stock-based compensation expense related to non-vested stock options was $726,117, which is expected to be recognized through April 6, 2014.

A summary of option activity for the years ended December 31, 2011 and 2012 is presented below. Options granted by MMR Inc prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR Inc to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2010	41,752,121	$0.12	6.72	$30,071
Granted	3,550,000	0.08
Exercised	(1,791,951)	0.12
Cancelled	(2,736,647)	0.17
Outstanding at December 31, 2011	40,773,523	0.11	6.29	$-
Granted	7,750,000	0.06
Exercised	-	-
Cancelled	(6,125,972)	0.09
Outstanding at December 31, 2012	42,397,551	$0.11	5.93	$-

Vested and expected to vest
at December 31, 2012	42,397,551	$0.11	5.93	$-

Exercisable at December 31, 2012	28,622,549	$0.12	4.73	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date. Total stock option expenses recorded during the years ended December 31, 2012 and 2011 were $708,982 and $1,111,937, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

$0.05 - 0.09	12,150,000	8.82	$ 0.07	3,375,000	7.76	$ 0.08
0.1 - 0.15	27,362,290	4.69	$ 0.11	22,362,288	4.16	$ 0.12
> 0.15	2,885,261	5.56	$ 0.19	2,885,261	5.56	$ 0.19
	42,397,551			28,622,549

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

On March 21, 2012, the Company granted a third-party two warrants to purchase each for 175,000 shares of our common stock to as payment for serving on our advisory board. These warrants had an exercise price of $0.06 and $0.08 per share, respectively, with a contractual life through March 21, 2017. These warrants vest annually over two years and have an aggregate value of $10,500 and $14,000, of which $513 and $493 were recorded as operating expenses during the three months ended March 31, 2012, respectively.

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

On July 30, 2012, in consideration for guarantees we issued a warrant to the RHL Group to purchase 3,055,432 shares of our common stock at an exercise price of $0.02 per share (an 18% premium to the closing price of our stock on that date). The warrant was fully vested as of 07/31/2012 and expires on July 31, 2017.

On July 30, 2012, as part of an amendment and renewal of five different convertible notes with principal amounts of $150,000,$150,000, $150,000, $156,436, and $157,422, that were outstanding and had or were about to mature by the end of July, we granted two different related parties five different warrants to purchase a total of 2,269,308 shares of our common stock at a price of $0.02 per share and amended the terms of the convertible notes to extend the maturity date, recalculate the conversion prices based on the current market prices to a price of $0.0166 per share, and a set the trigger price for automatic conversion to $0.08. The warrants vest immediately and expire five years from the date of issuance.

On August 13, 2012, the Company issued a warrant to purchase 1,000,000 shares of common stock at a price of $0.02 in connection to the issuance of a Convertible Promissory Note to an unrelated third-party for a principal amount of $200,000. This warrant vested at commencement and had an aggregate value of $13,436. On the date of investment, the holder converted the promissory note. As of December 31, 2012, the related warrant had not been exercised.

On August 13, 2012, the Company granted two separate warrants to purchase 1,000,000 shares of our common stock each to two unrelated third-parties in consideration for services. These warrants had an exercise price of $0.02 and $0.06 per share respectively, and an expiration date of August 13, 2014. These warrants vest only when certain conditions are met.

On August 28, 2012, the Company granted three separate warrants to purchase a total of 2,500,000 shares of our common stock to one unrelated third-party as payment for services. These warrants vest immediately and have an exercise price of $0.02 per share, and an expiration date of August 28, 2017.

On August 30, 2012, the Company granted a warrant to purchase 500,000 shares of our common stock to an unrelated third-party as payment for services. This warrant vests immediately and has an exercise price of $0.02 per share, and an expiration date of August 30, 2013.

On December 21, 2012, we granted a warrant to purchase 250,000 shares of our common stock to an unrelated third-party in connection with services rendered. This warrant vest immediately and has an exercise price of $0.04 per share, and an expiration date of December 21, 2013.

A summary of the activity of the Company's warrants for the years ended December 31, 2012 is presented below.

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2011	64,336,691	$0.31
Granted	17,351,940	0.03
Exercised	(1,105,000)	0.05
Cancelled	(15,931,256)	0.92
Outstanding at December 31, 2012	64,652,375	0.09

The following summarizes the total warrants outstanding and exercisable as of December 31, 2012.

	Warrants Outstanding				Warrants Exercisable
	Warrants	Weighted Avg		Weighted Avg	Warrants	Weighted Avg		Weighted Avg
Ranges	Outstanding	Remaining Life		Exercise Price	Exercisable	Remaining Life		Exercise Price

$0.03 - $0.25	63,642,375	2.39	$	$ 0.09	58,076,308	2.60	$	$ 0.09
$0.25 - $2.50	1,010,000	1.67		$ 0.31	1,010,000	0.83		$ 0.31

	64,652,375				59,086,308

Shares Issued for Services or Reduction to Liabilities

During the year ended December 31, 2012, we issued 36,416,272 shares of common stock with a value of $972,391 to non-employees and charged to the appropriate accounts for the following reasons:

	Year Ended December 31, 2012

Purpose	Shares	Value

Reduction of payables	17,124,795	$375,089
Services Provided	19,291,477	597,302

Totals	36,416,272	$972,391

The 36,416,272 shares were not contractually restricted, however as they have not been registered under the Act, they are restricted from sale until they are registered under the Securities Act of 1933, as amended (the "Act"), or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

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

During the year ended December 31, 2012 and 2011, the Company issued 36,416,272 and 21,026,180, respectively, shares of common stock in consideration for goods and services from both employees and non-employees valued at $972,391 and $1,295,959, respectively.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. On June 20, 2012 and June 22, 2012, the Company issued a total of 6,250,000 shares of our common stock at $0.02 per share as an incentive to eight employees and three consultants for services to be rendered under the Stock Bonus Program. All shares vest on January 21, 2013 and are forfeitable before such time. At grant date, the employee stock bonus were valued based on the share price of $0.02 and the expenses were amortized with the straight line method; The consultants stock bonus were re-measured on December 31, 2012 based on the share price on that date. Total stock bonus expenses recorded during the year ended December 31, 2012 was $136,462, and is reflected in operating expenses in the accompanying consolidated statements of operations.

Derivative Liabilities

On April 15, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $167,387 which included a 7% closing discount in the amount of $10,951. This Note replaced and terminated a promissory note originally issued to a related third-party on July 26, 2010 for $150,000 plus accrued interest of $6,436. The Restated Note was convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of June 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with June 30, 2011 being the 10 th day. The whole note was ratably converted on April 15, May 16, and June 22, 2011. The Company recognized $147,057 as interest expense related to these conversions. In addition, the Note was treated as derivative due to the variable nature of the conversion price for the period from April 15 through June 30. As a result, the Company also recognized a loss of $37,798 as a change in derivative liability as of June 30, 2011.

On July 19, 2011, the Company issued a Restated Convertible Promissory Note to an unrelated third-party with a principal amount of $168,442 which included a 7% closing discount in the amount of $11,020. This Note replaced and terminated a portion of a promissory note originally issued to a related third-party on September 21, 2010 for $150,000 plus accrued interest of $7,422. The Restated Note is convertible at the option of the holder into common stock at a variable conversion price of seventy percent (70%) multiplied by the lower of the arithmetic average of the volume-weighted average trading price (VWAP) of the Common Stock for the ten (10) consecutive trading days ending on the date of the applicable conversion date, or the closing bid on the applicable conversion date. As of September 30, 2011, the conversion price was to be permanently fixed based on the calculation stated above with September 30, 2011 being the 10 th day. In addition, the Note was treated as derivative due to the variable nature of the conversion price for the period from July 19, 2011 through September 30, 2011. The derivative liability related to this conversion feature was calculated at $108,481. On August 12, 2011, $50,000 or 30% of the note was converted into common stock; the Company valued the contract again using the Black-Scholes option valuation model and recorded the difference between the value at July 19, 2011 of $108,481 and the value at August 12, 2011 of $115,167, as a loss on change in value of derivatives of $6,686. The Company also relieved $34,186 or 30% of the derivative value upon the 30% of the note conversion. On September 30, 2011, the Company re- valued the derivative with the assumptions used and calculated an increase in value of the derivative of $17,210. Per the contract, the note conversion price became fixed at September 30, 2011; therefore, the Company reclassified the entire remaining derivative value of $98,192 to equity on September 30, 2011. There is no derivative liability at December 31, 2012.

We did not designate any of the derivatives liabilities as hedging instruments.

The following is a reconciliation of the derivative liability:

Value at December 31, 2010	$88,997
Change in value of derivative liability	(36,745)
Establishment of derivative liability for change in value of derivative liability	255,538
Reclassification back to equity	(307,790)
Value at December 31, 2011	-
Change in value of derivative liability	-
Establishment of derivative liability for change in value of derivative liability	-
Reclassification back to equity	-
Value at December 31, 2012	$-

The inputs used for the Black-Scholes option valuation model were as follows:

	December 31, 2012	December 31, 2011

Expected life in years	-	0 - 5 Years
Stock price volatility	-	144.34% - 148.34%
Risk free interest rate	-	0.03% - 2.14%
Expected dividends	-	None
Forfeiture rate	-	0%

12. NOTES PAYABLE

The Notes payable consisted of the following:

	December 31,	December 31,
	2012	2011

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the two remaining officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short term loan due to a third-party with no stated interest	50,000	-

	375,343	325,343
Less: current portion	(375,343)	(325,343)
Notes payable, less current portion	$-	$-

Short term loan due to a related-party, payable in full on January 2, 2013 with 12% interest	$192,921	$-

Short term loan due to a related-party, payable in full on January 20, 2013 with 12% interest	50,000	-

Short term loan due to a related-party with no stated interest	-	125,000

Notes payable related party, current portion	242,921	125,000

Less: current portion	(242,921)	(125,000)
Notes payable related party, less current portion	$-	$-

13. CONVERTIBLE PROMISSORY NOTES

From time to time we enter into Convertible Promissory Notes ("Note(s)"). As of December 31, 2012, a total of $763,857 in Notes remained outstanding and the investors had not chosen to convert their Note balances into shares of our common stock. As of December 31, 2011, $974,893, net of discounts of $7,306, remained outstanding and the individuals had not chosen to convert their Note balances into shares of our common stock.

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

The Notes issued during 2011 for principal amounts totaling $1,800,858 are convertible at the option of the holders into common stock at a fixed conversion price of eighty percent (80%) or seventy percent (70%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable investment date, subject to anti-dilution and other customary adjustments

In connection with the Notes, the Company also issued warrants to purchase an aggregate of 8,219,148 shares of common stock. The term of the warrants is three years and the exercise price is the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that is three (3) trading days prior to the applicable grant date, subject to anti-dilution and other customary adjustments.

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

On February 17, 2012, the Company entered into a Convertible Promissory Note (the "Note") with one unrelated third-party for a principal amount totaling $35,000. Under the terms of the agreement, the principal amount owed under the Note became due and payable six months from the investment date provided that, upon ten (10) days' prior written notice to the holder, we may, in our sole discretion, extend the maturity date for an additional six month term. The Note had a stated interest rate of 12% per annum payable in cash or shares of common stock, or a combination of cash and shares of common stock, at the election of the Company. The Note was convertible at the option of the holder into common stock at a fixed conversion price of seventy-five percent (75%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that was three (3) trading days prior to the applicable investment date, subject to anti-dilution and other customary adjustments. In connection with the Note, the Company also issued a warrant to purchase an aggregate of 105,000 shares of common stock. The term of the warrant was one day and the exercise price was the product of fifty percent (50%) multiplied by the arithmetic average of the volume-weighted average trading price of the common stock for the ten (10) consecutive trading days ending on the day that was three (3) trading days prior to the applicable grant date, subject to anti-dilution and other customary adjustments. The loan discounts for the convertible note feature and the warrant totaled to $16,492 and was amortized to interest. As of December 31, 2012, the note had been converted and the warrant was exercised.

On various dates between May 4, 2012 and June 29, 2012, the Company entered into thirteen different Convertible Promissory Notes with twelve different unrelated third-parties for principal amounts totaling $265,000 at a fixed conversion price of $0.02. Under the terms of the agreement, the principal amount owed under the Note became due and payable one year from the investment date provided that, upon ten (10) days' prior written notice to the holder, we may, in our sole discretion, extend the maturity date for an additional six month term. The Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock. The decision whether to pay in cash, shares of common stock or combination of both shall be at our sole discretion. At any time from and after the earliest to occur of (i) the approval of the stockholder's of the Company of the increase in the authorized shares of the Company's common stock from 650,000,000 to 950,000,000; or (ii) the availability of sufficient unreserved shares, the Company shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. These notes are converted into a total of 13,250,000 shares. There were no loan discounts for the convertible note feature and the warrant. As of December 31, 2012, all notes had been converted.

On various dates between August 9, 2012 and September 27, 2012, the Company entered into eight different Convertible Promissory Notes (the "Notes") with eight different unrelated third-parties for principal amounts totaling $480,000 at a fixed conversion price of $0.02. Under the terms of the agreement, the principal amount owed under the Note became due and payable one year from the investment date provided that, upon ten (10) days' prior written notice to the holder, we may, in our sole discretion, extend the maturity date for an additional six month term. The Notes have the option to be converted into a total of 24,000,000 shares of our common stock. These Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company. In connection with these Notes, the Company also issued warrants to purchase 2,000,000 shares of common stock. The term of these warrants is five years and the exercise price is at $0.02. The loan discounts for the convertible note feature and the warrant totaled to $13,436 and was amortized to interest. As of December 31, 2012, all notes had been converted and the related warrants had not been exercised.

On various dates between November 5, 2012 and December 21, 2012, we entered into seven different Convertible Promissory Notes (the "Notes") with seven different unrelated third-parties for principal amounts totaling $296,000 with fixed conversion price from $0.016 to $0.03. Under the terms of the agreement, the principal amount owed under the Note became due and payable one year from the investment date provided that, upon ten (10) days' prior written notice to the holder, we may, in our sole discretion, extend the maturity date for an additional six month term. The Notes have the option to be converted into a total of 13,579,366 shares of our common stock. These Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company. The loan discounts for the convertible note feature totaled to $47,000 and was amortized to interest. There were no loan discounts for the convertible note feature. As of December 31, 2012, all notes had been converted.

The Company derived the fair value of the warrant issued with the Note(s) during 2012 using the Black-Scholes option valuation model, resulting in a fair value of $337,000. The $1,076,000 note proceed was allocated to the relative fair value of the note without the warrant and of the warrants itself on the investment date. The remainder of the proceeds is allocated to the note portion of the transaction, resulting in a discount. We then calculated the intrinsic value of the conversion feature on the investment date and allocated the portion of the proceeds equal to the intrinsic value of this feature of $26,802 to paid-in capital. The initial value ascribed to the Note of $76,928 is being accreted to their face value over the initial term of the Notes using the interest method. Upon conversion, the entire unamortized discount from the face value of the Note was recognized as interest expense due to the beneficial nature of the conversion feature.

The total interest expense attributed to the Notes and related warrants for the years ended December 31, 2012 and 2011 was $137,655 and $2,030,409, respectively.

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

As of December 31, 2021, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the years ended December 31, 2012 or 2011 on these severance liabilities.

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

15. RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 20.7% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Seventh Amended Note and any predecessor notes. The RHL Group Note payable had a balance of $1,587,160 and $1,574,312 as of December 31, 2012, and 2011, respectively. See Note 3 - Related Party Note Payable above.

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

We incurred $50,000 each year during the years ended December 31, 2012 and 2011, toward marketing consulting services from Bernard Stolar, a director. We included $41,250 and $122,695 in related party payables as of December 31, 2012, and 2011, respectively, in connection with these services.

We also incurred $50,000 and $37,500 during the years ended December 31, 2012 and 2011, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of December 31, 2012 and 2011 of $58,667 and $8,667, respectively, in connection with these services.

Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

We also have an agreement with our current director Jack Zwissig to provide individual executive coaching services to our management team on an as needed basis. Mr. Zwissig receives compensation in the form of stock as determined by our Board of Directors commensurate with the services performed. The agreement with Mr. Zwissig is on a month-to-month basis and continues until terminated by either party. We incurred $394 and $6,983 during the years ended December 31, 2012 and 2011, respectively, for consulting services. We included in related party payables as of December 31, 2012 and 2011 of $13,376 and $41,885, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2012 and 2011, the total expenses relating to this stockholder amounted to $181,117 and $476,112, respectively. In addition, we capitalized $41,184 of software development costs for the year ended December 31, 2012. As of December 31, 2012 and 2011, the total amounts due to the stockholder and included in related party payables amounted to $447,429 and $306,312, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the years ended December 31, 2012 and 2011 was $50,000. In addition, we incurred a total of $27,905 and $21,687 during the years ended December 31, 2012 and 2011, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at December 31, 2012 and December 31, 2011 of $49,595 and $21,687, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $67,883 and $20,280 in revenue from E-Mail

Frequency for the sale of MMRPro systems, during 2012 and 2011, respectively. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock. On April 15, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $156,436 and warrants to purchase our common stock. On July 19, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 15, 2009 to provide licensor a non-exclusive right to target, market and exploit the Employee Benefits market.

16. SUBSEQUENT EVENTS

Following are the subsequent events the Company has evaluated through March 28, 2013:

On January 7, 2013, the Company has entered into a Non-Exclusive Patent License Agreement to sell MMR-patented technologies and MMRPatientView and MyMedicalRecords Personal Health Record (PHR) services to more than 750 hospitals utilizing Interbit's NetDelivery secure software solution. The majority of Interbit NetDelivery installations are on MEDITECH EMR sites where NetDelivery is already certified for Meaningful Use. The License Agreement grants Interbit certain rights to MMR U.S. Patent Numbers 8,321,240; 8,301,466; 8,117,045; 8,117,646; and 8,121,855, as well as any other health IT patents to be issued pursuant to pending applications in the United States and all its territories as well as any continuations, reissues, and extensions of the patent portfolio (the "MMR Patents"). The initial term of the Agreement is five years and automatically renews to the expiration date of the last licensed patent to expire, which currently in the U.S. is twenty years from the date of filing.

On January 9, 2013, the Company received two additional patents adding 57 additional claims to the Company's patent portfolio to expand the scope of the Company's patent protection to include insurance, legal, accounting, mortgage and other types of important documents when combined with a Personal Health Record (PHR).

On January 28, 2013, the Company was notified that the Japan Patent Office has allowed Patent Application No. 2008-529977 directed toward a Method and System for Providing Online Medical Records. The resulting patent will include 40 claims relating to accessing health records through a web site, collecting health records directly from healthcare providers, and managing the records such as by organizing the documents, applying additional password protection, and electronically sending the health records to healthcare providers. Additional patent applications are also pending in Japan.

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California, Case No. CV 13-00631 ODW (SHx). The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. The parties have agreed, and the Court has ordered, that Walgreen Co.'s time to respond to the complaint is continued to May 3, 2013 so that the parties can continue to pursue discussions regarding a potential settlement or early resolution of this matter.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California, Case No. CV 13-00979 ODW (SHx). The complaint alleges that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466.

On February 26, 2013, the Company entered into a Non-Exclusive License Agreement (the "Agreement") with Whole Foods Market, Medical and Wellness Centers Inc. ("WFM"). Pursuant to the terms of the Agreement, the Company will provide a customized version of its MyMedicalRecords personal health record that connects directly to an EMR utilized by WFM. The Company will also license to WFM, on a non-exclusive basis, the use of the Company's patent portfolio including U.S. Patent Nos. 8,117,045; 8,117,646; 8,121,855; 8,301,466; 8,321,240; 8,121,855; 8,352,288, and any other patents to be issued pursuant to pending applications filed by MMR in the United States, and all divisions, continuations, reissues and extensions thereof.

On March 12, 2013, the Company announced that through its wholly owned subsidiary, MyMedicalRecords, Inc., it has received a Notice of Allowance from the Canadian Intellectual Property Office for Application Number 2,615,128 directed toward its "Method and System for Providing Online Medical Records."

On March 19, 2013, the Company and Healthcare Merchant Solutions ("HMS") jointly announced that they have entered into an agreement to begin offering MMR's patented MyMedicalRecords Personal Health Record ("PHR") to HMS clients currently not doing business with MMR, including physician offices, surgery centers and other healthcare professionals, starting immediately. Healthcare Merchant Solutions is a provider of low cost payment processing solutions to more than 1,000 group medical practices and other providers throughout the United States. HMS will also offer a Personal Health Record to healthcare professionals who are not currently part of the HMS payment network.

On March 25, 2013, the Company announced the launch of seamless connectivity between the MyMedicalRecords Personal Health Record and Electronic Medical Record ("EMR") systems in medical clinics starting April 15, 2013. The new features facilitate connectivity with any EMR or EHR system and also laboratory reporting systems. Using an HL7 interface, MMR will be able to populate data, such as a Continuity of Care Document ("CCD"), directly to the patient as well as lab test results, medication lists and other discrete data which will be directly deposited into the MyMedicalRecords PHR. At the option of the patient, the system will also be able to push PDFs and other personally managed health information from the patient's confidentially maintained files directly into an EMR or EHR. The April 15th deployment is part of a joint development effort with a 4medica client using 4medica's Certified for Meaningful Use Integrated Electronic Health Record (4medica iEHR®); however, the system will be available to any EMR system.