Form 10-K/A
period 2012-12-31
MMRGlobal, Inc.
filed 2013-04-05
CIK 1285701

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this "Amendment") to the MMR Global, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013 (the "Form 10-K"), is solely to amend Item 11 of Form 10-K, which contained calculation errors due to formatting. Except as described above, this Amendment does not amend or update any other information contained in the Original Filing, and we have not updated disclosures contained therein to reflect any events which occurred at any date subsequent to the Original Filing.

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

										All
						Stock		Option		Other
Name	Year	Salary		Bonus		Award (1)		Award (1)		Compensation		Totals

Robert Lorsch	2012	$ 180,000	(2)	$ 450,000	(3)	$ 14,993	(4)	$ 75,000	(5)	$ 60,346	(6)	$ 780,339
Chief Executive Officer	2011	$ 180,000		$ -		$ -		$ -		$ 59,846	(7)	$ 239,846

Ingrid Safranek	2012	$ 180,000	(8)	$ 2,000		$ 20,000	(9)	$ 75,000	(10)	$ -		$ 277,000
Chief Financial Officer	2011	$ 120,000	(8)	$ -		$ -		$ 40,000	(11)	$ -		$ 160,000

Ralph Salazar	2012	$ 95,417		$ 7,000		$ 15,000	(12)	$ -		$ -		$ 117,417
VP, Telecommunications	2011	$ 80,000		$ -		$ -		$ 40,000	(13)	$ -		$ 120,000
and Carrier Relations

Richard Lagani	2012	$ 109,487	(14)	$ -		$ 23,780	(14)	$ -		$ -		$ 133,267
EVP of Sales	2011	$ 115,500		$ -		$ -		$ 24,000	(15)	$ 16,000	(16)	$ 155,500

Sunil Singhal (*)	2012	$ 48,806		$ -		$ -		$ -		$ -		$ 48,806
EVP of Technology	2011	$ 120,000	(17)	$ -		$ -		$ -		$ -		$ 120,000
and Product Development

1.	Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.
2.	During 2012, Mr. Lorsch earned $180,000 in salary per his employment agreement with the Company. As of December 31, 2012, $51,160 remained unpaid.
3.	On December 28, 2011, the Board of Directors agreed to renew Mr. Lorsch's employment agreement effective January 1, 2012 for an additional three year term ending on December 31, 2014. The employment agreement called for annual bonus and stock option grants as determined by the Board in its sole discretion. In negotiating the renewal, it was pointed out that such bonuses and grants had never been issued under the employment agreement. Therefore, the Board approved an annual bonus of $150,000 for each of the last three years payable under the following conditions: (a) in the event of a change of control; or (b) any portion of the bonus could be paid in any quarter in which the Company would achieve profitability excluding non-cash expenses after payment of such portion of the bonus; or (c) any portion of the bonus amount may be used to convert options or warrants at $0.125 per share or above.
4.	On April 6, 2012, Mr. Lorsch was granted 470,000 shares of common stock at $0.0319 per share in consideration of a personal guaranty to a lender for a bridge loan received by the Company. The grant date fair value of these options, based on the market closing price of $0.028 per share, amounted to $13,160.
5.	On April 6, 2012, Mr. Lorsch was granted 1,250,000 stock options to purchase shares of our common stock with an exercise price of $0.06 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.028 per share, amounted to $35,000.
6.	During the year ended December 31, 2012, Other Compensation to Mr. Lorsch includes $36,000 of auto allowance and $24,346 paid by the Company on behalf of Mr. Lorsch for a life insurance policy under which MMR is 50% beneficiary.
7.	During the year ended December 31, 2011, Other Compensation to Mr. Lorsch includes $35,500 of auto allowance and $24,346 paid by the Company on behalf of Mr. Lorsch for a life insurance policy under which MMR is 50% beneficiary.
8.	During 2012, Ms. Safranek earned $180,000 in salary per her employment agreement with the Company. Of that amount, $106,000 was paid in cash during the year, $29,000 was paid in stock through the issuance of 1,450,000 shares at $0.02 per share on June 22, 2012 when the market price of the stock was $0.014 per share, and $45,000 remained unpaid as of December 31, 2012, which is included in deferred salaries. In addition, On June 22, 2012, Ms. Safranek elected to receive 1,800,000 shares at a price of $0.02 per share in exchange for a reduction of $36,000 in deferred salaries that had been deferred from 2011. The fair market value of the shares received on June 22, 2012 was $45,500 based on the closing market price of $0.014.
9.	On June 22, 2012, Ms. Safranek was granted 1,000,000 shares of common stock at $0.02 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.0138 per share, amounted to $13,800. The shares do not vest until January 22, 2013 and are forfeitable before that date.
10.	On April 6, 2012, Ms. Safranek was granted 1,250,000 stock options to purchase shares of our common stock with an exercise price of $0.06 per share. The grant date fair value of these options, based on the market closing price of $0.028 per share, amounted to $35,000.
11.	On January 3, 2011 Ms. Safranek was granted 500,000 stock options to purchase shares of our common stock with an exercise price of $0.08 per share. The grant date fair value of these options, based on the market closing price of $0.068 per share, amounted to $34,000.
12.	On June 22, 2012, Mr. Salazar was granted 750,000 shares of common stock at $0.02 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.0138 per share, amounted to $10,350. The shares do not vest until January 22, 2013 are are forfeitable before that date.
13.	On December 28, 2011, Mr. Salazar was granted 500,000 stock options to purchase shares of our common stock with an exercise price of $0.08 per share. The grant date fair value of these options, based on the market closing price of $0.046 per share, amounted to $23,000.
14.	On June 22, 2012, Mr. Lagani was granted 2,000,000 shares of common stock at $0.02 per share, of which 1,189,023 shares were granted as payment for expenses from 2011, 810,977 shares were granted as payment for deferred salary from 2012, and $43,000 remained unpaid as of December 31, 2012 which is included in deferred salaries. The grant date fair value of these options, based on the market closing price of $0.0138 per share, amounted to $27,600.
15.	On December 28, 2011, Mr. Lagani was granted 300,000 stock options to purchase shares of our common stock with an exercise price of $0.08 per share. The grant date fair value of these options, based on the market closing price of $0.046 per share, amounted to $13,800.
16.	During the year ended December 31, 2011, other compensation to Mr. Lagani includes $16,000 of commissions for Chartis 2010 license fee and 2011 license renewal.
17.	During 2012, Mr. Singhal was paid $120,000 as salary during the year. An additional $60,000 remained unpaid as of December 31, 2012.
(*)	Mr. Singhal was terminated effective March 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by our named executive officers as of December 31, 2012.

	Option/Warrant Awards

	Number of Securities Underlying Unexercised Options/Warrant Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option/Warrant (#)	Option/Warrant Exercise Price ($)	Option/Warrant Expiration Date

Robert Lorsch	12,930,000	1,250,000	$0.028 - $0.125	8/6/2014,
Chief Executive Officer				1/27/2020
				& 4/6/2022

Ingrid Safranek	2,100,000	1,250,000	$0.06 - $0.18	1/21/2020,
Chief Financial Officer				6/15/2020,
				1/3/2021
				& 4/6/2022

Ralph Salazar	1,550,000	250,000	$0.08 - $0.23	4/12/2020,
Vice President, Technology				6/1/2020,
and Carrier Affairs				12/21/2020
				& 12/28/21

Richard Lagani	1,150,000	150,000	$0.08 - $0.10	12/13/2015
EVP of Sales				& 12/28/2021

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

EXHIBIT INDEX

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 5th day of April 2013.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Lorsch Robert H. Lorsch	Chairman, President and Chief Executive Officer	April 5, 2013

/s/ Ingrid G. Safranek Ingrid G. Safranek	Chief Financial Officer (principal financial and accounting officer)	April 5, 2013

/s/ Mike Finley.	Director	April 5, 2013
Mike Finley

/s/ Douglas H. Helm	Director	April 5, 2013
Douglas H. Helm

/s/ Bernard Stolar	Director	April 5, 2013
Bernard Stolar

/s/ Jack Zwissig	Director	April 5, 2013
Jack Zwissig