Form 10-Q
period 2013-03-31
MMRGlobal, Inc.
filed 2013-05-15
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 22, 2013, the issuer had 592,177,879 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$70,966	$36,655
Accounts receivable, less allowances of $80,000 in 2013 and 2012	459,542	404,024
Inventory	114,818	2,865
Prepaid expenses and other current assets	111,045	108,360
Total current assets	756,371	551,904

Long-term investments
Investment in equity securities, at cost	-	56,000
Total long-term investments	-	56,000

Property and equipment, net	50,133	20,301
Deposits	3,370	3,370
Intangible assets, net	1,441,847	1,347,859
Total assets	$2,251,721	$1,979,434

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$1,053,946	$1,045,947
Related party payables	1,236,245	1,328,533
Compensation payable	243,176	206,548
Severance liability	620,613	620,613
Accounts payable and accrued expenses	4,451,649	3,985,741
Deferred revenue	19,878	24,531
Convertible notes payable	762,607	763,857
Notes payable, current portion	365,343	375,343
Notes payable, related party	262,921	242,921
Capital leases payable, current portion	13,222	-
Total current liabilities	9,029,600	8,594,034

Capital leases payable, less current portion	15,759	-
Total liabilities	9,045,359	8,594,034

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 950,000,000 shares authorized, 574,963,491 and 522,152,225 shares issued and outstanding as of March 31, 2013
and December 31, 2012, respectively	574,956	522,144
Additional paid-in capital	48,278,505	46,998,534
Accumulated deficit	(55,647,099)	(54,135,278)
Total stockholders' deficit	(6,793,638)	(6,614,600)
Total liabilities and stockholders' deficit	$2,251,721	$1,979,434

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues
Subscriber	$25,380	$44,846
MMR Pro	32,238	21,580
License fees	3,000	100,000
Other income	61,410	6,372
Total revenues	122,028	172,798
Cost of revenues	26,143	174,849
Gross profit (loss)	95,885	(2,051)
General and administrative expenses	889,562	933,766
Sales and marketing expenses	559,023	452,644
Technology development	23,973	69,977
Loss from operations	(1,376,673)	(1,458,438)
Interest and other finance charges, net	(135,148)	(125,763)
Net loss	$(1,511,821)	$(1,584,201)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	544,838,595	366,241,123

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,511,821)	$(1,584,201)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	56,403	60,312
Warrants issued for services	24,645	-
Stock-based compensation	63,532	194,450
Common stock issued for services	235,280	53,499
Accrued related party payables	(110,629)	-
Amortization of loan discount	73,500	73,798
Loan commitment fee amortization	-	918
Subtotal - Non-cash adjustments	342,731	382,977
Effect of changes in:
Accounts receivable	(105,099)	114,688
Inventory	(62,372)	-
Prepaid expenses and other current assets	(2,685)	56,244
Accounts payable and accrued expenses	511,387	112,665
Related party payables	18,341	260,072
Compensation payable	36,628	23,706
Deferred revenue	(4,653)	(3,129)
Subtotal - net change in operating assets & liabilities	391,547	564,246
Net cash used in operating activities	(777,543)	(636,978)

Investing activities:
Purchase of property and equipment	-	(555)
Filing of patents	(142,894)	(94,695)
Costs of continuing MMRPro and website development	(3,500)	(51,993)
Net cash used in investing activities	(146,394)	(147,243)

Financing activities:
Net proceeds from convertible notes	493,750	36,995
Net proceeds from warrant exercises	-	50,458
Proceeds from equity line of credit	487,898	350,126
Proceeds from note payable	40,000	235,000
Payments of note payable	(30,000)	(125,000)
Payments of line of credit	(28,552)	-
Payments of capital lease	(4,848)	-
Net cash provided by financing activities	958,248	547,579
Net increase (decrease) in cash	34,311	(236,642)
Cash, beginning of period	36,655	311,103
Cash, end of period	$70,966	$74,461

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,906	$368
Cash paid for income taxes	$1,600	$4,844
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stocks	$493,750	$147,561
Cancellation of investment in equity securities	$56,000	$-
Acquisition of assets through capital lease	$33,829	$-
Payment of accounts payable and related party payables through issuance of common stock	$-	$53,499
Reclassification of derivative liabilities and creation of note discounts	$-	$16,492

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

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

For accounting purposes, the Merger was treated as a reverse acquisition with MMR Inc. being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR Inc. The results of operations for MMR are included in the Company's consolidated financial results beginning on January 27, 2009.

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

The Company's professional offering, MMRPro, is an end-to-end electronic document management and imaging system designed to give physicians' offices, community hospitals and surgery centers an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in a timely manner through an integrated patient portal, MMRPatientView. The MMR Stimulus Program is offered with the MMRPro product offerings to help healthcare professionals recoup some or all of the cost of digital conversion of patient charts when they upgrade patients from the free MMRPatientView portal to a full-featured MyMedicalRecords PHR. In addition, in January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti- CD20 antibodies and data and samples from its FavId/Specifid vaccine clinical trials for the treatment of B-cell Non- Hodgkin's lymphoma.

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

On March 8, 2011, we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including the company's anti-CD 20 antibodies and related FavID vaccine technologies acquired by MyMedicalRecords, Inc. through the merger with Favrille. As of this date the assets have not been transferred to the subsidiary.

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

Basis of Presentation

We have prepared MMRGlobal's accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2013 are not indicative of the results that may be expected for the fiscal year ending December 31, 2013. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Going Concern and Management's Plan

As of March 31, 2013, our current liabilities exceeded our current assets by $8.27 million. Furthermore, during the three months ended March 31, 2013, we incurred losses of $1.51 million, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of in this Quarterly Report on Form 10-Q.

At March 31, 2013 and December 31, 2012, we had $70,966 and $36,655, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Seventh Amended and Restated Note effective July 30, 2012 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1,532,451 at March 31, 2013 and a total Unpaid Balance (as defined in the Line of Credit) of $2,726,099, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Seventh Amended and Restated Note and the First Amended Security Agreement dated June 26, 2012 (the "Security Agreement"). As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2013 are as follows: $1,053,946, which is included in the line of credit, related party; and $478,505 related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding this matter is to, amongst other things, continue to utilize the Line of Credit. At March 31, 2013, there was approximately $1,773,901 available under the Line of Credit. Furthermore, we plan to utilize portions of our standby equity facility with Granite State Capital LLC ("Granite") as needed. Finally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through the issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base, sell MMRPro products, and collect licensing fees from parties infringing upon the Company's intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $70,966 and $36,655 as of March 31, 2013 and December 31, 2012, respectively.

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

(d) INVENTORY

Inventory is stated at the actual cost, using the first-in, first-out method. On an on-going basis, the Company evaluates inventory for obsolescence. This evaluation includes analysis of sales levels, sales projections, and purchases by item. If future demand or market conditions are different than the Company's current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2013 and December 31, 2012, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(f) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the three months ended March 31, 2013 and 2012.

(g) REVENUE RECOGNITION

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

We recognize the allocated revenue for each deliverable in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, Topic 13: Revenue Recognition . Under this guidance, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. This results in us recognizing revenue for the hardware, certain software and the warranties upon delivery to the customer, for the installation and training upon completion of these services, and ratably over the contract period for the software licenses, telephone lines and online secure storage.

Revenue from the licensing of our biotech assets may include non-refundable license and up-front fees, non- refundable milestone payments that are triggered upon achievement of a specific event, and future royalties or lump- sum payments on sales of related products. For agreements that provide for milestone payments, such as our agreement with Celgene, we adopted ASC 605-28-25, Revenue Recognition, Milestone Method.

(h) SHARE-BASED COMPENSATION

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the three months ended March 31, 2013 and 2012 using the following assumptions.

	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	123.47% - 124.21%	144.34% - 148.34%
Risk free interest rate	0.35% - 0.46%	0.35%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

(i) NET INCOME/LOSS PER SHARE

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

We excluded all potential common shares from the computation of diluted net loss per common share for the three months ended March 31, 2013 and 2012 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 180,502,737 shares for the three months ended March 31, 2013, and 116,605,087 shares for the three months ended March 31, 2012, respectively.

(j) RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - RELATED PARTY PAYABLES, LINE OF CREDIT AND NOTE PAYABLE

On April 29, 2011, we entered into a Fifth Amended and Restated Secured Promissory Note (the "Fifth Amended Note"), with The RHL Group and we agreed to guaranty MMR's obligations under the Fifth Amended Note (the "Guaranty"). The Fifth Amended Note amends and restates the April 29, 2010 Fourth Amended and Restated Secured Promissory Note Agreement. The Fifth Amended Note matured April 29, 2012, and bears interest at the lesser of 10% or the highest rate then permitted by law, and is secured by the Security Agreement. The reserve credit line of the Fifth Amended Note remains at $3,000,000.

On June 22, 2012, the Company and The RHL Group entered into a Sixth Amended and Restated Promissory Note, or the Sixth Amended Note. The Sixth Amended Note amended and restated the Fifth Amended Note by extending the maturity date of the Existing Note for one year to April 29, 2013 based on the original maturity date of April 29, 2012. The Six Amended Note does not materially alter the terms of the Fifth Amended Note other than for the fact that there were no loan origination fees charged by The RHL Group on this renewal. In connection with the Sixth Amended Note, the Company issued The RHL Group warrants to purchase 2,852,200 shares of the Company common stock at $0.02 per share. Such warrants are fully vested and are exercisable either in cash or on a cashless basis at any time prior to the fifth anniversary of the date of issuance.

On July 30, 2012, the Company and The RHL Group amended and restated the Sixth Amended and Restated Note by entering into that certain Seventh Amended and Restated Promissory Note (the "Seventh Amended Note"), effective as of July 30, 2012. The Seventh Amended Note amends and restates the Sixth Amended Note and together with its predecessor notes and the Seventh Amended Note, the "Credit Facility" or the "Line of Credit"), by: (i) increasing the amount available under the Credit Facility from $3,000,000 to $4,500,000 to accommodate additional financing needs of the Company and/or MMR Inc.; and (ii) granting The RHL Group the right to convert, at any time following the date of the Seventh Amended Note, up to an aggregate of $500,000 in outstanding principal of the Credit Facility into shares of the Company's Common Stock at a conversion price of $0.02 per share. The amendment did not change the maturity date of the Sixth Amended Note which is due to mature on April 29, 2013. There were no loan origination fees charged by, or warrants issued to, The RHL Group with respect to the Seventh Amended Note. Except as set forth above, the Seventh Amended Note does not materially alter the terms of the Sixth Amended Note.

The Seventh Amended Note had a balance of $1,532,451 at March 31, 2013. The components of the Seventh Amended Note and the related balance sheet presentation as of March 31, 2013 are as follows: $1,053,946, which is included in the line of credit, related party; and $478,505 for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the three months ended March 31, 2013 and 2012 amounted to $36,551 and $38,304 respectively. The unpaid interest balances as of March 31, 2013 and December 31, 2012 were $43,450 and $35,451, respectively.

In conjunction with the Seventh Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after March 31, 2013. Since we weren't able to meet the covenants as of March 31, 2013, we received a waiver from The RHL Group until May 31, 2013.

Additional information regarding the Fifth Amended and Restated Note is contained in our current report on Form 10-Q filed with the SEC on May 26, 2011.

Additional information regarding the Sixth Amended Note and Seventh Amended Note are contained in our current report on Form 10-Q filed with the SEC on August 14, 2012.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109) , the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of March 31, 2013.

MMR, in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMR has based this on an expectation that the combined entity will generate net operating losses in 2012, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three ended March 31, 2013.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2014. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease currently requires a monthly payment of $6,655. Effective November 1, 2010, the Company entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease currently requires an additional monthly payment of $3,512. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the three months ended March 31, 2013 and 2012 were $30,503 and $27,729, respectively.

Future minimum lease payments as of December 31, 2012, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2013 (Remainder of)	$78,784	$13,222
2014	-	15,759
Total minimum lease payments	$78,784	$28,981

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

Concentrations

For the three months ended March 31, 2013, our two largest customers (UST Global at $15,000 and Whole Foods at $12,094) accounted for approximately 22% of our total revenue.

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

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc., titled MyMedicalRecords, Inc. v. Quest Diagnostics Inc., United States District Court, Central District of California, Case No. CV 13-02538. The complaint alleges that Quest Diagnostics Inc. is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR has not yet served Quest Diagnostics Inc. with the complaint. Counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

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

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California, Case No. CV 13-00631 ODW (SHx). The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. Walgreen Co. filed an answer to the complaint on May 3, 2013. This matter is currently in the initial stages and counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

On October 18, 2012, MMR was named as a defendant in an action filed in the California Superior Court, County of Los Angeles, by Naj Allana, who has generally claimed that MMR owes approximately $125,000 to him and his corporation and that he is entitled to shares of the corporation. MMR answered the complaint and contends that Allana entered into a series of agreements with the company that released the company from a substantial portion of its obligations to him. MMR has also cross-complained against Allana, claiming that, in lieu of performing his duties for the Company, he entered into transactions on behalf of the company with outside vendors to perform his duties. MMR did not discover Allana's actions until his service for the company was terminated. Should Allana prevail on his affirmative claim, a substantial portion of any ensuing award should be offset by MMR's cross- complaint. The matter is in active discovery. A trial date has been set for November 18, 2013. MMR is represented in this matter by Ropers Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston.

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. On September 19, 2012 the Company engaged Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP ("Liner") to substitute into this matter. The Agreement contains an arbitration clause and non-binding arbitration proceedings have been completed. Currently, an appeal is also presently pending the Second Appellate District of the California Court of Appeal stemming from the Superior Court's holding that SCM's Petition to Compel Arbitration was moot. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of March 31, 2013, and December 31, 2012, there were no shares of preferred stock issued and outstanding.

Common Stock

As of March 31, 2013, we are authorized to issue 950,000,000 shares of common stock.

On May 24, 2012, the Company filed a Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares pursuant to the CIA, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents for its investment in the Company. Subject to the terms and conditions of the CIA, the Company has the right to put up to $15 million in shares of our common stock to Granite. As of March 31, 2013, the amount available under the equity line facility was $15 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of March 31, 2013, the total shares of our common stock issued and outstanding amounted to 574,963,491.

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

A summary of option activity for the three months ended March 31, 2013 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2012	42,157,551	$0.11	5.93	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at March 31, 2013 (Unaudited)	42,157,551	$0.11	5.71	$-

Vested and expected to vest
at March 31, 2013 (Unaudited)	42,157,551	$0.11	5.71	$-

Exercisable at March 31, 2013 (Unaudited)	33,382,551	$0.12	4.85	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expenses recorded during the three months ended March 31, 2013 and 2012 were $63,532 and $194,450, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31,, 2013.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.05 - 0.09	12,150,000	8.57	$0.07	3,375,000	7.52	$0.08
	$0.1 - 0.15	27,122,290	4.47	$0.11	27,122,290	4.47	$0.11
$	> 0.15	2,885,261	5.31	$0.19	2,885,261	5.31	$0.19
		42,157,551			33,382,551

Warrants

On January 10, 2013, we granted a warrant to purchase 100,000 shares of our common stock to a consultant in consideration for services. This warrant vested immediately and has an exercise price of $0.04 per share, and an expiration date of January 10, 2014.

On January 21, 2013, we granted three separate warrants, each to purchase 1,000,000 shares of our common stock, to a consultant in consideration for services. These warrants vested immediately and have an exercise price of $0.04, $0.08 and $0.12 per share, and an expiration date of January 21, 2014.

On February 20, 2013, we granted a warrant to purchase 100,000 shares of our common stock to a consultant in consideration for services. This warrant vested immediately and has an exercise price of $0.04 per share, and an expiration date of February 20, 2014.

On March 13, 2013, we granted a warrant to purchase 1,000,000 shares of our common stock to a third-party in consideration for services. This warrant vested immediately and has an exercise price of $0.10 per share, and an expiration date of March 13, 2014.

A summary of the activity of the Company's warrants for the three months ended March 31, 2013 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2012	66,329,641	$0.09
Granted	4,200,000	$0.08
Exercised	-	$-
Cancelled	(3,200,000)	$0.11
Outstanding at March 31, 2013 (Unaudited)	67,329,641	$0.09

The following summarizes the total warrants outstanding and exercisable as of March 31, 2013.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.03 - $0.25	66,819,641	2.16	$0.09	59,411,308	2.60	$0.09
$0.25 - $2.50	510,000	0.74	$0.38	510,000	0.83	$0.38
	67,329,641			59,921,308

Shares Issued for Services or Reduction to Liabilities

During the three months ended March 31, 2013, we issued 5,799,600 shares of common stock with a value of $235,280 to various third parties and charged the proceeds to the appropriate accounts for the following reasons:

	Three-Months Ended March 31, 2013
	(Unaudited)

Purpose	Shares	Value

Services Provided	5,799,600	$235,280

Totals	5,799,600	$235,280

The 5,799,600 shares were not contractually restricted, however as they have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

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

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. On June 20, 2012 and June 22, 2012, the Company issued a total of 6,250,000 shares of our common stock at $0.02 per share as an incentive to eight employees and three consultants for services to be rendered under the Stock Bonus Program. All shares vested on January 21, 2013 and were forfeitable before such time. At grant date, the employee stock bonus was valued based on the share price of $0.02 and the expenses were amortized using the straight line method; The consultant's stock bonus was re-measured on December 31, 2012 based on the share price on that date. Total stock bonus expenses recorded during the three months ended March 31, 2013 was $8,929, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The inputs used for the Black-Scholes option and warrant valuation model were as follows.

	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	123.47% - 124.21%	144.34% - 148.34%
Risk free interest rate	0.35% - 0.46%	0.35%
Expected dividends	None	None
Forfeiture rate	0%	0%

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:
	March 31,	December 31,
	2013	2012
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no
stated interest	223,116	223,116

Short term loan due to a third-party with no stated interest	40,000	50,000

Notes payable, current portion	$365,343	$375,343

Short term loan due to a related-party	$212,921	$192,921

Short term loan due to a related-party	50,000	50,000

Notes payable related party, current portion	$262,921	$242,921

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time we enter into Convertible Promissory Notes ("Note(s)"). As of March 31, 2013, a total of $762,607 in Notes remained outstanding and the investors had not chosen to convert their Note balances into shares of our common stock.

On various dates between January 31, 2013 and March 22, 2013, we entered into fourteen different Convertible Promissory Notes (the "Notes") with eleven different unrelated third-parties for principal amounts totaling $493,750 with fixed conversion prices ranging from $0.02 to $0.028. Under the terms of the agreement, the principal amount owed under the Note becomes due and payable one year from the investment date provided that, upon ten (10) days' prior written notice to the holder, we may, in our sole discretion, extend the maturity date for an additional six month term. The Notes have the option to be converted into a total of 24,035,715 shares of our common stock. These Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company. The loan discount for the convertible note feature totaled $73,500 and was amortized to interest. As of March 31, 2013, all notes had been converted.

The total interest expense attributed to the Notes and related warrants for the three months ended March 31, 2013 and 2012 was $84,801 and $65,256 respectively.

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

As of March 31, 2013, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non- executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the three months ended March 31, 2013 on these severance liabilities.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 15.7% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Seventh Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $12,500 during the three months ended March 31, 2013 and 2012, toward marketing consulting services from Bernard Stolar, a director. We included $58,500 and $41,250 in related party payables as of March 31, 2013 and December 31, 2012, respectively, in connection with these services.

We also incurred $12,500 during the three months ended March 31, 2013 and 2012, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of March 31, 2013 and December 31, 2012 of $71,167 and $58,667, respectively, in connection with these services. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

We also incurred $0 during the three months ended March 31, 2013 and 2012, respectively, for consulting services from Jack Zwissig, a director. We included in related party payables as of March 31, 2013 and December 31, 2012 of $16,876 and $13,376, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended March 31, 2013 and 2012, the total expenses relating to this stockholder amounted to $30,000 and $126,117, respectively. As of March 31, 2013 and December 31, 2012, the total amounts due to the stockholder and included in related party payables amounted to $346,800 and $447,429, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the three months ended March 31, 2013 and 2012 was $12,500. In addition, we incurred a total of $6,863 and $6,939 during the three months ended March 31, 2013 and 2012, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at March 31, 2013 and December 31, 2012 of $59,470 and $49,595, respectively. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $5,597 and $67,883 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2013 and 2012, respectively. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock. On April 15, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $156,436 and warrants to purchase our common stock. On July 19, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 15, 2009 to provide licensor a non-exclusive right to target, market and exploit the Employee Benefits market.

NOTE 12 - SUBSEQUENT EVENTS

On April 11, 2013, the Company announced the filing of a complaint for patent infringement against Quest Diagnostics, Inc. The complaint alleges that Quest is infringing on MMR's Personal Health Records patent, specifically, U.S. Patent No. 8,301,466, and as a result, MMR is seeking monetary damages as well as a permanent injunction. The complaint was filed in the United States District Court for the Central District of California, case number CV-13-2538- CBM (MNx), on April 10, 2013 and is available on the court's website http://www.pacer.gov/. According to the complaint, Quest offers a product known as Gazelle. Gazelle is a mobile health application that is a PHR. Gazelle allows a customer to receive and store through his or her cell phone medical information, including personal medical records. Gazelle is configured to allow Quest to send lab results and other information directly to the customer's account that the customer may access through his or her cell phone. On information and belief, while access is allowed via a cell phone, the personal health information is stored on servers by Quest. The complaint also alleges that on information and belief, Quest, through Gazelle or other products, enables physicians using Quest's Care360 product to also share information directly with patients. Quest's Care360, an EHR platform, provides clinical connectivity and electronic healthcare solutions to healthcare institutions, physicians and patients. Customers using Gazelle can also receive records directly from healthcare providers using Care360, through the Care360 system, and those healthcare providers that are not using Quest's Care360 product.

On April 15, 2013, the Company announced that the United States Patent and Trademark Office had issued a Notice of Allowance for the Company's anti-CD20 monoclonal antibody assets, U.S. Serial No. 11/855,943, under the title, "Antibodies and Methods for Making and Using Them." This is the first U.S. patent to be granted for the Company's anti-CD20 monoclonal antibodies, which have particular utility in fighting cancers. The anti-CD20 monoclonal antibodies are considered extremely important assets of the Company based on benefits and commercial value as demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.285 billion in 2012, and is due to go off patent in 2015. MMR's first anti-CD20 antibody patent was issued in Mexico in August 2012 (Mexican Patent No. 302058). Additional patent applications for the Company's antibodies are pending in a number of other countries including Australia, Brazil, Canada, China, Hong Kong, India, Europe, Japan and Korea.

On April 22, 2013, the Company announced that the Australian Patent Office has issued a Notice of Allowance (NOA) for the Company's anti-CD20 monoclonal antibody assets, #2007338607, under the title, "Antibodies and Methods for Making and Using Them." The patent application was originally filed on September 14, 2007. The Australian NOA is significant to the Company in that it reinforces the value of the U.S. antibody patent that was announced by the Company on April 15th, 2013 and the similar antibody patent issued in Mexico in August 2012. These patents for the Company's anti-CD20 monoclonal antibodies have particular utility in fighting cancers and are considered important assets of the Company based on benefits and commercial value demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.285 billion in 2012, which is due to go off patent in 2015.

On April 30, 2013, MMRGlobal and Unis-Tonghe Technology (Zhengzhou) Co., Ltd. ("UNIS") announced that the two companies will begin offering an Electronic Medical Records ("EMR") system with an integrated MyMedicalRecords Personal Health Record ("PHR") to be sold through the two companies previously announced Joint Venture, Unis Tonghe MMR International Health Management Service Co., Ltd. ("UNIS/MMR"). MMR will begin building the first integrated version of the system in the U.S. working with licensees and existing strategic business partners. The platform will utilize MMR's patented PHR systems to offer two-way connectivity with any EMR or EHR system in hospitals and other ambulatory care centers. The system will also use an integrated HL7 interface to populate data from the UNIS/MMR system directly to patients through their PHR including chart notes, lab test results, medication lists and other discrete protected patient data. The Joint Venture was formally submitted for approval to the Chinese government in 2011 to operate in China through 2042.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the description of our business appearing in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013 (the "Form 10-K"). This discussion contains forward-looking statements, which inherently involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

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

Source of Revenues

We derive our revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with a credit card or PayPal account either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. During the three months ended March 31, 2013 and 2012, the Company received $25,380, and $44,846 from subscriber revenues, respectively, which represents 20.8% and 26.0% of our revenues for such periods, respectively.

We also derive our revenues from the sale of our MMRPro system, which includes a high-tech scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and warranties. Installation and training are provided as part of the agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. We allocate the revenue derived from these arrangements among all the deliverables, based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. During the three months ended March 31, 2013 and 2012, the Company received $32,238, and $21,580 from MMRPro revenues, respectively, which represents 26.4% and 12.5% of our revenues for such periods, respectively.

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

We are also generating revenues from the licensing of our biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees - Biotech" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognized these fees as revenue as payments were received. During the three months ended March 31, 2013, the Company received $3,000, and $100,000 from license fees revenues, respectively, which represents 2.5% and 57.9% of our revenues for such periods, respectively.

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

Cost of Revenue

Our cost of revenue includes the cost of maintaining our voice and fax mailboxes, long-distance call transport costs, fax and voice call processing costs, credit card transaction processing costs, web hosting and management fees, website maintenance and support costs, costs associated with creating and mailing enrollment packages to our subscribers and the cost of scanners. Cost of revenue also includes customer service costs. We also charge to cost of revenue our direct selling costs, which include commissions paid to sales representatives who sell our wholesale and access based accounts.

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

Factors Affecting Future Results

Intellectual Property

Since its inception, MMR's health IT business has evolved from a development company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. Corroborating the value of protecting the Company's intellectual property, inventions and other IP by investing millions of dollars in the inventing and building of a global patent portfolio, a special report published by the Michael Bass Research Group on January 22, 2013 concluded that the range of value of the Company's U.S. patents could reach between $600 million to $1.1 billion in revenue. (http://michaelbass.com/PDF/Patent_Valuation.pdf). This was based on what is described as conservative estimates based on a market projected to reach a GDP value of $19 billion. Subsequently, Michael Bass issued an updated valuation report on May 2, 2013 based on the issuance by the Japan Patent Office of Patent No. 5191895. The Japanese patent, issued on February 8, 2013, increases the valuation by $200 million, from the initial report of $600 million to $1.1 billion, to $800 million to $1.3 billion.

Continuing into 2013, we remained focused on maximizing the value of our intellectual property portfolio, particularly the seven U.S. health IT patents that have been granted to date. The Company's health IT patent portfolio, which we have been building since 2005, currently includes our U.S. patents (with a total of 177 claims), 22 pending U.S. patent applications (with hundreds of pending claims), six international patents including two in Australia with others in New Zealand, Singapore, Japan and Mexico, a Notice of Allowance received for our Canadian patent application in March 2013, and 13 other pending patent applications in foreign countries. These patents have the potential effect of enabling the Company to control a dominant marketplace position in personal healthcare, being well-positioned to benefit from the explosion in health IT globally. The full term of the Company's health IT patents will not expire until September 12, 2025 or after.

Significantly, in the U.S., because our health IT patents were filed in advance of the relevant Meaningful Use requirements that address patients' electronic access to health information, we believe that our patent portfolio makes it difficult for eligible healthcare professionals and hospitals to fully qualify for incentives under the HITECH Act without licensing from MMR. Since September 2012, MMR, through the law firm Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP, began offering licenses to hospitals, group practices, pharmacies, laboratories, and EMR and PHR providers. As a result, the Company continued to announce licensing agreements with several vendors in the first quarter of 2013, including Interbit Data and Fairway Physicans Insurance Company, while aggressively pursuing infringement claims that resulted in litigation actions being commenced against Walgreen Co. in January 2013, WebMD in February 2013, and, subsequently, Quest Diagnostics, Inc. in April 2013. The Company also announced in February 2013 that it was considering possible patent infringement in Singapore.

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

MMRGlobal Health Information Technology Patents

Through our wholly owned subsidiary, MyMedicalRecords, Inc., the Company currently has seven U.S. patents - Nos. 8,117,045; 8,117,646; 8,121,855; 8,301,466; 8,321,240; 8,352,287; and 8,352,288 - as well as additional applications and continuation applications.  The patents are directed at a "Method and System for Providing Online Medical Records" and a "Method and System for Providing Online Records," and involve inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record systems. We received Notices of Allowance from the United States Patent and Trademark Office for the first three patent applications in December 2011, which were subsequently issued in February 2012 as, U.S. Patent No. 8,117,045, U.S. Patent No. 8,117,646 and U.S. Patent No. 8,121,855. Together, these patents have a total of 81 claims. Headed into the fourth quarter 2012, we received Notices of Allowance from the USPTO for the next two patent applications: U.S. Patent No. 8,301,466 was issued in October 2012 and expands existing patent coverage for communication of health information from healthcare providers to web-based services through multiple forms of electronic messaging. The Company's fifth patent, U.S. Patent No. 8,321,240, was issued in November 2012, taking only 10 months to issue from its filing date of January 17, 2012.

MMR's two most recent U.S. patents, U.S. Patent Nos. 8,352,287 and 8,352,288, with claims totaling 57, were issued in January 2013 after being allowed on November 28 and December 3, respectively. Significantly, claims in the sixth patent expanded MMR's patent portfolio with additional claims directed toward a Web-based service to access and collect health records from different types of service providers, including, but not limited to, retail pharmacies as well as hospitals, providers and other healthcare professionals providing services over the Internet. The health records, including prescriptions, may be collected from service providers using various types of messaging including email, facsimile, uploads, and voice. The seventh patent further raised the bar for our PHR intellectual property in that there are additional claims related to collecting insurance information, calendaring, and other features which are already provided by MMR's products and services. Claims in MMR's most recent patent address how healthcare providers send requested patient information to the patient, caretaker, provider or user by various means, including voice, fax, email or other electronic formats connected to a Personal Health Record system, patient portal or other locations on the Web. They also cover how users collect Personal Health Information on the Web or at other destination addresses without the healthcare provider having to enter specific personal identification numbers of the user. The information collected includes but is in not limited to a patient's medical history, chart notes, vaccination records, laboratory and other test results, prescriptions, and X-rays and images, as well as birth certificates and other important documents such as wills and advance directives.

Internationally, the Company has patents issued, pending and applied for in 12 countries of commercial interest. Six of the patents issued are in Australia, New Zealand, Singapore, Mexico and, on February 8, 2013, Japan. A Notice of Allowance in Canada (Serial #2,615,128) was received in March 2013. With the Canadian NOA, the Company's health IT intellectual property looks to include all of North America. MMR also has 14 other pending patent applications in foreign countries further including, Hong Kong, Israel, South Korea, Japan, Mexico, Europe, China. There are also five pending Patent Cooperation Treaty ("PCT") applications. The Company also has hundreds of patent claims in pending U.S. applications including 22 U.S. utility and provisional patent applications related to health information technology. These include applications directed towards a Mobile Platform for Personal Health Records, a Method and System for Managing Personal Health Records with Telemedicine and Personal Health Monitoring Device Features, Prepaid Card Services related to Personal Health Records, a Universal Patient Record Conversion Tool, Aggregation of Data from Third Party Systems into a Personal Health Record Account, Electronic Health Records in Clinical Trials, a Data Exchange with Personal Health Record Service, Delivery of Electronic Medical Records or Electronic Health Records into a Personal Health Records Management System, a Health Record with Inbound and Outbound Fax Functionality, a Method and System for Providing Online Medical Records with Emergency Password. The Company believes that many of the pending claims will ultimately be allowed including both health IT and non-health IT/medical applications which are pending in the Company's entire patent portfolio.

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

After the patent issuances of 2011, 2012 and 2013 to date, MMR believes it holds significant foundational patents under a "Method and System for Providing Online Medical Records" and "Method and System for Providing Online Records" and that the patents are relevant to any provider who transmits Electronic Health Records in that they limit their ability to communicate without infringement. As a result, the process of enforcement and licensing of its patent portfolio through the law firm, Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP, has continued to build throughout the first quarter of 2013 including a campaign of contacting hospitals, medical groups, pharmacies and other healthcare professionals as part of efforts to license the MMR IP.

In addition to enforcement actions against Walgreen Co., WebMD and Quest Diagnostics, Inc., The Liner law firm is also representing the Company in the collection of $30 million dollars under the Company's Settlement and Patent License Agreement with SCM as further described in our Litigation Matters section herewith.

Exploiting MMRGlobal Biotech Assets and Patents

Although the Company's primary business is the Web-based storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the 2009 Merger with Favrille, Inc. which currently includes three U.S. patents, five U.S. pending patent applications, eight patents in foreign countries and 15 pending patent applications in foreign countries. Tremendously exciting for the Company was the subsequent announcements in April 2013 of two Notices of Allowance for our anti-CD20 monoclonal antibody assets, which follow the granting of our first such patent in Mexico in August of last year for "Antibodies and Methods for Making and Using Them." As announced on April 15, 2013, we received a Notice of Allowance from the United States Patent and Trademark Office, U.S. Serial No. 11/855,943, for our first U.S. patent to be granted for the Company's anti-CD20 monoclonal antibody IP. Shortly thereafter, on April 22, 2013, we announced that the Australian Patent Office had issued a Notice of Allowance for the Company's anti-CD20 monoclonal antibody assets, #2007338607, under the same title, "Antibodies and Methods for Making and Using Them" The Australian NOA was significant to the Company in that it further reinforced the value of the U.S. and Mexico antibody patents. These patents for the Company's anti-CD20 monoclonal antibodies have particular utility in fighting cancers and are considered important assets of the Company based on benefits and commercial value demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.285 billion in 2012, which is due to go off patent in 2015.

The Company has been working to perfect the patent condition of these biotech assets for over four years. As a result, MMRGlobal now has biotech patents and patent applications pending in 13 foreign countries of commercial interest that provide competitive advantages for this biotechnology. Currently, the Company's biotech patent portfolio includes U.S. and foreign patents with expiration dates of August 2021 or later, relating to the manufacture of the B-cell vaccines. The issued antibody patents (and other patents which may issue relating to this technology) have substantially later expiration dates of September 2027 or later. Additional patent applications once granted may obtain additional term of biotech patent protection.

MMRGlobal's biotech patents include the B-Cell vaccine patents and patent applications entitled "Method and Composition for Altering a B Cell Mediated Pathology" which relate to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer, including U.S. Patents 6,911,204, 8,114,404 and 8,133,486. An additional manufacturing divisional patent application was filed with the Mexican Industrial Property Institute in the third quarter of 2012 after the awarding of a second Mexican patent No. MX302477 in June 2012 to further enhance the protection of the manufacturing patents already issued in various countries, including the U.S. In January 2013, the Company announced approval of its European Union patent (European Patent No. 01979228.2) for methods of manufacturing the B-cell vaccines which has also resulted in the regional patent undergoing validation in various countries selected by the Company as having commercial interest in the technology. The European Union patent is currently being translated and undergoing validation procedures in the following countries: United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium.

Pre-Merger, the Company spent more than $100 million in development of the biotech assets comprised of patents, patient samples and data from the FavId™/Specifid™ idiotype vaccine trials and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma and additional B-Cell mediated conditions such as rheumatoid arthritis. Subsequent to the Merger, we have recovered additional intellectual property, including certain physical assets used by Favrille, Inc. in the form of over 1,800 patient tissue samples, samples of the B-Cell vaccine, a collection of insect cells used in the manufacture of the vaccine and other materials collected during the Company's pre-Merger FavId™/Specifid™ vaccine trials. The insect cells are of a particular kind believed to be susceptible to a particular baculovirus infection providing unique utility including Trichoplusia ni (Hi-5) and Spodoptera Frugiperda (Sf9) cells which are important to the Company and a material element in its issued patents as well as pending patent applications. Beginning in June 2009, we filed various national phase filings from the Patent Cooperation Treaty (PCT) patent application directed to anti-CD20 monoclonal antibody assets. In addition to the above, national phase filings are pending in major European, Asian, North American, and South American markets, including in the United States, Australia, Brazil, Canada, China, Hong Kong, Europe, India, Japan, and South Korea.

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

In addition to our patent litigation firm, Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor, we continue to work with scientists, consultants and experienced venture capitalists to assist us in generating revenue through licensing agreements as would be usual and customary in that industry. Moreover, we plan to continue pursuing license agreements with companies like Celgene that have expertise in the area of biotechnology and specifically in treating lymphomas and other cancers, and which can benefit from the use of our clinical and scientific data.

Other Intellectual Property and Trademarks

We own the URL and domain name for the web address www.MyMedicalRecords.com. We also own the domain names www.MyMedicalRecordsMD.com , www.MMRPro.com and www.MMRPatientView.com for use with MMRPro and own the domain name www.MyEsafeDepositBox.com for use with our MyEsafeDepositBox product. We also own the source code for our products.

As we continue to develop our products, we continue to register our tradenames and logos as trademarks and service marks and will seek to protect the copyrights in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR, MyEsafe and MMRPro products. We also own the source code for a handheld software program, developed to operate on the Palm operating system, which allows Palm users to create a personal medical history on a personal data assistant, or PDA, so that they can have access to this information while traveling and in the event an Internet connection is not available. The Company plans on developing applications to use MyMedicalRecords and MMRPro products on other handheld devices.

Competition

MyMedicalRecords PHR

Though the Company believes that no other product in the marketplace compares to what we provide in comprehensive offerings, especially given our patents as a barrier to entry, there are other PHR providers in the consumer health information management marketplace today that compete for our services. These include MyMediConnect, NoMoreClipboard.com, Dossia, FollowMe,WebMD Health Manager, ZweenaHealth, and HealthVault®, although the last is more of a personal health platform that offers multiple solutions. In addition, we compete with Internet and patient-portals offered by EMR Vendors, insurance companies, hospitals and HMOs for their policyholders and patients.

Each of our competitors offers varying PHR products and services for online storage and access to medical records at varying price points (at the basic "free" level, with minimal recordkeeping capability and usually includes advertising). However, we believe our MyMedicalRecords PHR product offers unique features that distinguish it from those of our competitors. In particular, we believe our MyMedicalRecords PHR product offers greater ease of use and accuracy than our competitors' products because copies of the actual medical records, such as laboratory test results and radiology reports can be either faxed or uploaded directly into the user's MyMedicalRecords PHR account using a patented integrated system, rather than requiring users to input the data themselves, which may result in transcription errors, or go through a third party, which could result in more time, additional costs and can raise the issue of privacy.

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

With the use of teleconsulting and telemedicine becoming increasingly prevalent in healthcare, our MyMedicalRecords PHR solution provides a well-suited platform to facilitate collaboration between patients and their doctors and other healthcare providers with the ease of use and integration the solution provides. Through the Company's relationship with ngConnect and Alcatel-Lucent, we have launched a telemedicine reporting module inside the MyMedicalRecords PHR and are further working on identifying strategic partners to send medical information through our portal. One such identified partner will give us the ability to integrate wellness data, such as meal planning, nutritional and biometric information.We are also actively working with ng Connect to assist the Company in taking our Personal Health Record products and services into Alcatel- Lucent's government and telecommunications clients. Additionally, we are continuing to work with major telecommunications companies to bring the MyMedicalRecords.com Personal Health Record to Smartphones. We continue to be actively involved in meetings with Verizon. The Company believes that its patents give us a competitive advantage when negotiating services with the major carriers since many mobile phones receive fax.

As previously reported, we are working with 4medica to integrate our PHR with laboratory reporting services which is used by tens of thousands of doctors nationwide. Once this application is available, information will be put directly into subscribers' accounts and users will be able to view their laboratory report results in binary format, meaning they will also be able to chart and graph this data. The ability for consumers to directly access their lab report results is also a national initiative being driven by the Department of Health and Human Services which under "new rules" seeks to expand the rights of patients to gain access to test results reports directly from labs using health IT solutions. We also are working with 4Medica to create a "fax portal" for their 30,000 doctors to facilitate better handling of the still large number of lab results that are paper-based in their network. That portal, which creates a significant new revenue stream for the Company, was completed in September and was made available by 4medica to its client doctors late in 2012. We also have completed our initial implementation with the 4medica Electronic Medical Record system. Now when consumers enroll in the MyMedicalRecords Personal Health Record, their data is sent into 4medica in HL7 format so that a Medical Record Number (MRN) can be established in 4medica.

In addition, we are integrating a document signing tool into our PHR for a wellness clinic customer. When this integration is completed in Q2 2013, users will be able to fill out patient registration and authorization forms from within the PHR. Selected data in the forms will be sent as HL7 into the 4medica EMR so that patient demographics are fully populated in the EMR. The forms themselves will be passed to the EMR as well in PDF format, meaning that all relevant forms and data can be populated into the EM before the patient presents at the clinic. Because we are sending data in standard HL7 and PDF formats, this will work with 4medica as well as any EMR system.

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

Sales Update

MyMedicalRecords PHR

We continue to focus on multiple sales verticals such as independent pharmacies, pharmacy chains and other mass merchandisers, visiting nurses, caregivers, patient advocates, in-home sales affiliates, hospitals and medical supply companies. The Company believes that it will be able to efficiently and profitably gain traction in these markets to create revenue that will allow us to focus on many larger strategic, international licensing opportunities such as the MMR's agreements with Unis-Tonghe in China and VisiInc in Australia, which take long periods of time and significant capital to incubate and develop to their full revenue potential. As the January 1, 2014 deadline for Meaningful User nears, we believe both providers and consumers will show increased interest in Personal Health Records. In addition, our increasing ability to integrate with Electronic Medical Record systems will increase consumer and provider acceptance of our PHR solution as well.

In addition, the Company is working to create partnership programs with caregivers who can distribute its product to patients who most need a Personal Health Record. The Company is in the process of launching its program with VIDA Senior Resource, Inc., a family owned and operated community resource organization headquartered in Boise, Idaho, which provides senior home care services nationwide through a network of certified owned and operated agencies. It is estimated that our product will be sold to some 50,000 patients. It is important to note that VIDA will be selling the PHR at a significantly higher price point, $19.95 per month or $199.95 annually, than it is currently being sold direct to consumer on the Company's Website The programs the Company has created for Vida are requiring significant lead time, training and testing to deploy.

We also continue to actively work with E-mail Frequency and its partners on embedding MyMedicalRecords in benefit programs as part of a suite of healthcare products and services.

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

In addition, our technology partnership with Interbit Data is helping to create sales opportunities with hospitals who already use Interbit products and services. Our interoperable Patient Portal solution, which was announced at HIMSS 2013 in March, incorporates the ability to present both PDF and discrete user data from hospital EMR systems.

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

In 2012, we announced a new business arrangement with Fujitsu Computer Products of America, Inc., one of the world leaders in scanning solutions, which incorporates MMRPro with their new ScanSnap N1800 Network Scanner. Utilizing a proprietary interface created by DocuFi, the document imaging solution offers smaller physician offices, community hospitals and surgery centers the MMRPro system as a lower cost service alternative to digitize medical records.

In September, the Company signed an Agreement with VisiInc, which has committed to selling an initial 75 units, of which the first 25 have been delivered, the next 25 are scheduled to be delivered by the end of the fourth quarter, and the remaining 25 in the first quarter of 2013. Starting in the second quarter of 2013, the agreement calls for the reseller to purchase or license a guaranteed minimum of 100 additional MMRPro systems per quarter over the life of the three- year contract, which represents a minimum of $5 million to $16.8 million in revenues in addition to $1,050,000 for the first 75 units. VisiInc's primary focus is distributing the MMRPRo product into the dental channel, which represents a new opportunity for the Company. The first dental offices were installed in Q4 2012 with continuing installations occurring in Q1 2013.

International Licensing

While the U.S. holds the largest share of the global EMR market, health IT is a growth industry internationally, expected to increase from $99.6 billion in 2010 to $162.2 billion in 2015, representing a CAGR of 10.2 percent from 2010 to 2015. Countries sharing a common goal to control healthcare costs are looking to EMR and PHR solutions to achieve this. The global demand is evidenced by the Company's agreements in China and Australia to offer Personal Health Record and electronic document management and imaging services. Moreover, in a global economy, companies are increasingly sending employees overseas, a practice which is expected to increase demand for our MyMedicalRecords PHR among ex-pats, particularly in Europe and the Middle East. Also, medical tourism is on the rise with estimates of a $100 billion market, and this fueling the need for medical records that are truly universal and can be accessed anytime from anywhere. It should be noted that the growth of health IT at home and abroad is further impetus for ensuring the protection and enforcement of our patent portfolio worldwide. Last year, in June 2012, the Company received its official business license from the Chinese Government to operate the Unis Tonghe MMR International Health Management Service Co., Ltd. Joint Venture (the "JV"). The license enables the JV to develop medical information management software, medical information technology software, health records management systems, and provision of related services, including the Company's Personal Health Record systems. The JV is positioned to offer its products and services to the Chinese government, hospitals, healthcare facilities and to the public, and is valid through 2042. The completion of the definitive Joint Venture agreement between MMR and Unis- Tonghe Technology (Zhengzhou) Co., Ltd., or UNIS, was first announced in January 2010, with the cooperation to build a customized version of MMR's proprietary PHR services and professional document imaging and management solutions in China. During the application and registration process of responding to requests from the Chinese Government, the JV has already been installing early stage EMR systems in three hospitals in Henan Province, with a population of over 100 million. The JV has also been participating in formal government bids to commence numerous medical records projects in China. Unis is a subsidiary of Unisplendour Corporation Limited (SHE: 00938) (www.thunis.com), one of China's leading IT firms.

Subsequently, the Company announced on April 30, 2013, following meetings in Los Angeles with Luo Jianhui, Unisoft Group/Unis-Tonghe Technology Vice President and Chairman, that MMR and Unis-Tonghe will begin offering an Electronic Medical Records system with an integrated MyMedicalRecords Personal Health Record to be sold through the Joint Venture, Unis Tonghe MMR International Health Management Service Co., Ltd. MMR will begin building the first integrated version of the system in the U.S. working with licensees and existing strategic business partners. The platform will utilize MMR's patented PHR systems to offer two-way connectivity with any EMR or EHR system in hospitals and other ambulatory care centers. The system will also use an integrated HL7 interface to populate data from the UNIS/MMR system directly to patients through their PHR including chart notes, lab test results, medication lists and other discrete protected patient data.

The Joint Venture was originally formed to only sell MMR's patented Personal Health Record technologies under license to the JV. The plan was for the JV to sell the UNIS/MMR products and services to hospitals, physician groups and consumers in China. However, at this time both sides see a benefit in delivering a total turnkey system which includes MMR PHRs integrated into the system.

The Chinese government has mandated regulations and initiatives for healthcare including health IT, which include financial incentives that are similar to those in the U.S. and could help drive EMR and PHR revenues to the Joint Venture.

We have begun to leverage our resources in China with other U.S. partners on the ground in China including Alcatel-Lucent to help manage our relationships in China locally. The Company has asked Alcatel Lucent as a 51% owner of Shanghai Bell to help manage the Unis relationship in China.

In September 2012, the Company announced the signing of an agreement with our Australian licensee, VisiInc PLC, incorporated in the Company's third quarter filing as Exhibit 10.1. The Agreement calls for the sale of more than 1,000 MMRPro systems through a large reseller of medical products and services to healthcare professionals. As of September 30, 2012, we had delivered the first 25 MMRPro systems. Since that time, the Company is continuing scheduled deliveries. MMRPro will be bundled with other Visi products and marketed as VISI MMRPro, which is being sold through the Seagate VAR and OEM channels including the Burkhart Dental channel.

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

Results of Operations for the three months ended March 31, 2013 as Compared to the three months ended March 31, 2012

Revenues.

Revenues for the first quarter of 2013 were $122,028, a decrease of $50,770 or 29.4% compared to $172,798 in 2012. The decrease for the quarter was primarily due to lower biotech license fees which varied based on the milestones reached in the same period as compared to prior year, and offset by an increase of other income.

Cost of revenue.

Cost of revenue decreased by $148,706, or 85%, from $174,849 for the first quarter of 2012 to $26,143 in 2013. The decrease was primarily due to decreased website hosting fees and website maintenance and support fees. Gross profit as a percentage of revenues was $95,885, or 78.6% for the first quarter of 2013, as compared to $(2,051), or 1.2% in 2021. Gross profit increased for the three months ended March 31, 2013 primarily due to lower cost of revenue as compared to prior year.

Operating expenses.

Total operating expenses increased by $16,171, or 1.1%, from $1,456,387 in the first quarter of 2012 to $1,472,558 in 2013.

General and administrative expenses decreased by $44,204, or 4.7%, from $933,766 in the first quarter of 2012 to $889,562 in 2013. The decrease for the quarter was driven primarily by lower option expense and salary expense, offset by higher legal fees.

Sales and marketing expenses increased by $106,379, or 23.5%, from $452,644 in the first quarter of 2012 to $559,023 in 2013. The increase for the quarter was primarily due to higher marketing consulting fees, offset by lower option expense and salary expense.

Technology development expenses decreased by $46,004, or 65.7%, from $69,977 in the first quarter of 2012 to $23,973 in 2013. The decrease for the quarter was primarily due to an overall decrease in product management expenses.

Interest and Other Finance Charges, Net.

We had interest and other finance charges, net of $135,148 for the first quarter of 2013, an increase of $9,385 from $125,763 in 2012. The increase was primarily due to higher non-cash interest expense attributed to the conversion feature issued with Convertible Promissory Notes, offset by lower line of credit interest expense.

Net loss.

As a result of the foregoing, we had a net loss of $1,511,821 for the first quarter of 2013 compared to a net loss of $1,584,201 for the first quarter of 2012.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2012 financial statements for the year ended December 31, 2012 related to the uncertainty of our ability to continue as a going concern. As of March 31, 2013, our current liabilities of $9,029,600 exceeded our current assets of $756,371 by $8,273,229.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of March 31, 2013, the Company's current liabilities exceeded its current assets by $8.27 million. We have incurred net losses of $1,511,821 and $1,584,201 for the three months ended March 31, 2013 and 2012, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating our business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn, over the next twelve months, the Company's existing current assets will sustain our business for approximately five to nine months.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Seventh Amended Note (which had a balance of $1,532,451 at March 31, 2013), amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2013 are as follows: $1,053,946, which is included in the line of credit, related party; and $478,505 for other obligations due to The RHL Group, which is included in related party payables.

Traditionally, we have relied on the sale of stock and convertible debt as well as draws from the RHL Group line of credit to finance our activities. As of March 31, 2013, we had a line of credit with The RHL Group in the amount of $4.5 million. As of March 31, 2013, availability under this line of credit was $1.77 million. Furthermore, we may utilize portions of our standby equity facility with Granite as needed. Additionally, we raised $493,750 and $956,000 in convertible debt during 2013 and 2012, respectively. We expect to continue offering a limited amount of convertible debt in 2013. The Company also expects sales from MMRPro, its prepaid Personal Health Record cards, and fees from patent licensing agreements to generate revenue and gross profit that will significantly improve its monthly sales and reduce annual cash burn from operations.

Cash Flows for the three months ended March 31, 2013 compared to three months ended March 31, 2012

Net cash used in operating activities for the three months ended March 31, 2013 was $777,543, compared to $636,978 used in the similar period in 2012. In 2013, we had a net loss of $1,511,821, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, and stock compensation expense) of $342,731, less changes in operating assets and liabilities of $391,547. In 2012, cash used in operating activities included net loss of $1,584,201, less similar non-cash adjustments of $382,977, plus changes in operating assets and liabilities of $264,246. Compared to 2012, non-cash adjustments in 2013 were slightly lower primarily due to a decrease in stock-based compensation expense and payables accrual adjustments, offset by an increase in common stock issued for services.

Net cash used in investing activities in the three months ended March 31, 2013 and 2012 totaled $146,394 and $147,243 respectively. Compared to 2012, investing activities in 2013 were lower mainly due to a decrease in MMRPro and website development costs stemming from lower negotiated rates.

Net cash provided by financing activities in the three months ended March 31, 2013 and 2012 totaled $958,248 and $547,579, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes, common shares and net proceeds from draw downs on our line of credit from The RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our Chairman and Chief Executive Officer. Compared to 2012, financing activities in 2013 were higher primarily due to an increase in convertible notes activities.

As of March 31, 2013, we had cash and cash equivalents of $70,966, compared to $74,461 as of March 31, 2012.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group Note payable had a balance of $1,532,451 at March 31, 2013. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2013 are as follows: $1,053,946, which is included in the line of credit, related party; and $478,505 related to other obligations due to The RHL Group which are included in related party payables.

Total interest expense on this note for the three months ended March 31, 2013 and 2012 amounted to $36,551 and $35,451 respectively. The unpaid interest balances as of March 31, 2013 and December 31, 2012 were $43,450 and $35,451, respectively.

Convertible Notes

On various dates between January 31, 2013 and March 22, 2013, we entered into fourteen different Convertible Promissory Notes (the "Notes") with eleven different unrelated third-parties for principal amounts totaling $493,750 with fixed conversion price from $0.020 to $0.028. Under the terms of the agreement, the principal amount owed under the Note became due and payable one year from the investment date provided that, upon ten (10) days' prior written notice to the holder, we may, in our sole discretion, extend the maturity date for an additional six month term. The Notes have the option to be converted into a total of 24,035,715 shares of our common stock. These Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company. The loan discounts for the convertible note feature totaled to $73,500 and was amortized to interest. As of March 31, 2013, all notes had been converted.

As of March 31, 2013, a total of $762,607 of Convertible Notes remained outstanding and the Company or the holders had not elected to convert their Note balances into shares of our common stock.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the three months ended March 31, 2013.

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

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc., titled MyMedicalRecords, Inc. v. Quest Diagnostics Inc., United States District Court, Central District of California, Case No. CV 13-02538. The complaint alleges that Quest Diagnostics Inc. is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR has not yet served Quest Diagnostics Inc. with the complaint. Counsel does not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability. MMR has received a letter from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. He filed a charge with the U.S. Equal Employment Opportunity Commission, but that body has declined to take action. In turn, he filed a claim with the California Department of Fair Employment and Housing ("DFEH"). The DFEH had declined to bring a citation, but it has issued a "right to sue" notice. To date no lawsuit has been filed. MMR is represented by Ropers in this matter.

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

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California, Case No. CV 13-00631 ODW (SHx). The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. Walgreen Co. filed an answer to the complaint on May 3, 2013. This matter is currently in the initial stages and counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome. Nor does counsel have any facts upon which to base any information regarding collectability.

On October 18, 2012, MMR was named as a defendant in an action filed in the California Superior Court, County of Los Angeles, by Naj Allana, who has generally claimed that MMR owes approximately $125,000 to him and his corporation and that he is entitled to shares of the corporation. MMR answered the complaint and contends that Allana entered into a series of agreements with the company that released the company from a substantial portion of its obligations to him. MMR has also cross-complained against Allana, claiming that, in lieu of performing his duties for the Company, he entered into transactions on behalf of the company with outside vendors to perform his duties. MMR did not discover Allana's actions until his service for the company was terminated. Should Allana prevail on his affirmative claim, a substantial portion of any ensuing award should be offset by MMR's cross- complaint. The matter is in active discovery. A trial date has been set for November 18, 2013. MMR is represented in this matter by Ropers Majeski, Kohn and Bentley ("Ropers"), a national firm with offices in San Francisco, Redwood City, San Jose, Los Angeles, New York and Boston.

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. On September 19, 2012 the Company engaged Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP ("Liner") to substitute into this matter. The Agreement contains an arbitration clause and non-binding arbitration proceedings have been completed. Currently, an appeal is also presently pending the Second Appellate District of the California Court of Appeal stemming from the Superior Court's holding that SCM's Petition to Compel Arbitration was moot. Counsel does not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor does counsel have any facts upon which to base any information regarding collectability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 10-K, filed with the SEC on April 1, 2013, involving sales of our securities that were not registered under the Securities Act. Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On May 13, 2013, we granted four separate warrants to purchase 500,000 shares each of our common stock to two unrelated third-parties in consideration for services. These warrants vest upon certain revenue generating criteria is met, and have exercise prices of $0.08 and $0.12 per share, and an expiration date of May 13, 2015.

On May 10, 2013, we granted a total of 7,250,000 shares of common stock at $0.06 per share to eight employees, two consultants and four directors as an incentive and in consideration for services rendered. All shares vest on January 10, 2014 and are forfeitable before such time.

On April 19, 2013, we granted 200,000 shares of our common stock at a price of $0.06 per share to an unrelated third-party as a reduction in payables.

On April 14, 2013, we granted a total of 1,000,000 shares of our common stock at a price of $0.08 per share to two unrelated third-party in consideration for services.

On April 10, 2013, we issued 500,000 shares of our common stock to an unrelated third-party after the third party elected to exercise a warrant at a price of $0.06 per share against reduction of payables.

On April 3, 2013, we granted 125,000 shares of our common stock at a price of $0.08 per share to an unrelated third-party as a reduction in payables.

On April 3, 2013, we granted 350,000 shares of our common stock at a price of $0.04 per share to an unrelated third-party as a reduction in payables.

On April 1, 2013, we granted two separate warrants, each to purchase 250,000 shares of our common stock to two different unrelated third-parties in consideration for rendering services in our Advisory Board. These warrants vest annually over three years and have an exercise price of $0.06 per share, and an expiration date of April 1, 2018.

On various dates between March 22, 2013 and May 6, 2013, we entered into twelve different Convertible Promissory Notes (the "Notes") with twelve different unrelated third-parties for principal amounts totaling $882,500. The Notes have the option to be converted into a total of 20,062,636 shares of our common stock. These Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at the option of the Company.

On March 27, 2013, we granted 200,000 shares of our common stock at a price of $0.05 per share to an unrelated third-party as a reduction in payables.

On March 22, 2013, we granted 129,600 shares of our common stock at a price of $0.05 per share to an unrelated third-party as a reduction in payables.

On March 22, 2013, we granted 1,900,000 shares of our common stock at a price of $0.04 per share to an unrelated third-party as a reduction in payables.

We generally used the proceeds of the foregoing sales of securities for repayment of indebtedness, working capital and other general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit Number	Exhibit Description

10.1	* Non-Exclusive License Agreement (the "Agreement") with Whole Foods Market, Medical and Wellness Centers Inc dated February 26, 2013.

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
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

Date: May 15, 2013

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	* Non-Exclusive License Agreement (the "Agreement") with Whole Foods Market, Medical and Wellness Centers Inc dated February 26, 2013.

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
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