Form 10-Q/A
period 2013-03-31
MMRGlobal, Inc.
filed 2013-08-08
CIK 1285701

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

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to MMRGlobal, Inc.'s quarterly report on Form 10-Q for the period ended March 31, 2013, as originally filed with the Securities and Exchange Commission on May 15, 2013 ("the Form 10-Q"), is to furnish a corrected copy of Exhibit 10.1 to the Form 10-Q, reflecting changes to the confidential treatment request by MMRGlobal of certain items contained therein.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits
Exhibit Number	Exhibit Description

10.1	* Non-Exclusive License Agreement (the "Agreement") with Whole Foods Market, Medical and Wellness Centers Inc dated February 26, 2013. Portions of this Exhibit 10.1 have been omitted pursuant to a request for confidential treatment.

31.1	** Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	** Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	** Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	** Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS(1)	** XBRL Instance Document

101.SCH(1)	** XBRL Taxonomy Extension Schema Document

101.CAL(1)	** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	** XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	** XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
**	Previously filed on May 15, 2013, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
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

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

26

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	* Non-Exclusive License Agreement (the "Agreement") with Whole Foods Market, Medical and Wellness Centers Inc dated February 26, 2013. Portions of this Exhibit 10.1 have been omitted pursuant to a request for confidential treatment.

31.1	** Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	** Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	** Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	** Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS(1)	** XBRL Instance Document

101.SCH(1)	** XBRL Taxonomy Extension Schema Document

101.CAL(1)	** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	** XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	** XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
**	Previously Filed.
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