Form 10-Q
period 2013-06-30
MMRGlobal, Inc.
filed 2013-08-14
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 2, 2013, the issuer had 623,414,735 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$10,630	$36,655
Accounts receivable, less allowances of $80,000 in 2013 and 2012	407,745	404,024
Inventory	49,581	2,865
Prepaid expenses and other current assets	182,730	108,360
Total current assets	650,686	551,904

Long-term investments
Investment in equity securities, at cost	350,000	56,000
Total long-term investments	350,000	56,000

Property and equipment, net	46,220	20,301
Deposits	3,370	3,370
Intangible assets, net	1,569,129	1,347,859
Total assets	$2,619,405	$1,979,434

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$960,666	$1,045,947
Related party payables	1,212,571	1,328,533
Compensation payable	366,805	206,548
Severance liability	620,613	620,613
Accounts payable and accrued expenses	4,522,031	3,985,741
Deferred revenue	83,708	24,531
Convertible notes payable	762,607	763,857
Notes payable, current portion	325,343	375,343
Notes payable, related party	182,921	242,921
Capital leases payable, current portion	8,373	-
Total current liabilities	9,045,638	8,594,034

Capital leases payable, less current portion	15,759	-
Total liabilities	9,061,397	8,594,034

Commitments and contingencies (See Note 5)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding
Common stock, $0.001 par value, 950,000,000 shares authorized, 613,743,380 and 522,152,225 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	613,735	522,144
Additional paid-in capital	49,738,323	46,998,534
Accumulated deficit	(56,794,050)	(54,135,278)
Total stockholders' deficit	(6,441,992)	(6,614,600)
Total liabilities and stockholders' deficit	$2,619,405	$1,979,434

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Subscriber	$91,490	$55,080	$116,870	$99,926
MMRPro	205,359	88,699	237,597	110,279
License fees	3,700	-	6,700	100,000
Other income	-	55,000	61,410	61,372
Total revenues	300,549	198,779	422,577	371,577
Cost of revenues	78,111	143,873	104,254	318,722
Gross profit	222,438	54,906	318,323	52,855
General and administrative expenses	1,004,094	788,028	1,893,656	1,721,794
Sales and marketing expenses	349,720	445,669	908,743	898,313
Technology development	9,269	93,503	33,242	163,480
Loss from operations	(1,140,645)	(1,272,294)	(2,517,318)	(2,730,732)
Other income	10,234	-	10,234	-
Interest and other finance charges, net	(16,541)	(102,321)	(151,689)	(228,084)
Net loss	$(1,146,952)	$(1,374,615)	$(2,658,773)	$(2,958,816)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	601,645,634	382,614,013	573,399,040	374,427,568

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six Months Ended June 30,
		2013		2012
		(Unaudited)		(Unaudited)
Operating activities:
Net loss		$(2,658,773)		$(2,958,816)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		116,139		113,988
Warrants issued for services		91,555		30,940
Stock-based compensation		151,058		446,680
Common stock issued for services		376,280		148,543
Amortization of loan discount		67,282		90,465
Loan commitment fee amortization		-		918
Subtotal - Non-cash adjustments		802,314		831,534
Effect of changes in:
Accounts receivable		(403,302)		(23,648)
Inventory		2,865		20,876
Prepaid expenses and other current assets		(74,370)		88,453
Accounts payable and accrued expenses		494,661		805,865
Related party payables		(5,333)		170,053
Compensation payable		160,257		(4,348)
Deferred revenue	`	59,177		21,351
Subtotal - net change in operating assets & liabilities		233,955		1,078,602
Net cash used in operating activities		(1,622,504)		(1,048,680)

Investing activities:
Purchase of property and equipment		-		(555)
Filing of patents		(269,248)		(147,473)
Costs of continuing MMRPro and website development		(60,250)		(61,995)
Net cash used in investing activities		(329,498)		(210,023)

Financing activities:
Net proceeds from convertible notes		1,389,870		301,995
Net proceeds from warrant exercises		70,000		59,500
Proceeds from equity line of credit		680,085		603,518
Proceeds from note payable		40,000		325,000
Payments of note payable		(90,000)		(151,753)
Proceeds from line of credit		-		15,000
Payments of line of credit		(154,281)		(102,669)
Payments of capital lease		(9,697)		-
Net cash provided by financing activities		1,925,977		1,050,591
Net decrease in cash		(26,025)		(208,112)
Cash, beginning of period		36,655		311,103
Cash, end of period		$10,630		$102,991

Supplemental disclosures of cash flow information:
Cash paid for interest		$28,860		$34,085
Cash paid for income taxes		$1,600		$4,844
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock		$1,389,869		$152,182
Receipt of investment in equity securities in leiu of cash		$350,000	$
Cancellation of investment in equity securities		$56,000		$-
Acquisition of assets through capital lease		$33,829		$-
Payment of accounts payable and related party payables through issuance of common stock		$-		$501,247

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

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

Our professional offering, MMRPro, is an end-to-end electronic document management and imaging system designed to give physicians' offices, community hospitals and surgery centers an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in a timely manner through an integrated patient portal, MMRPatientView. The MMR Stimulus Program is offered with the MMRPro product offerings to help healthcare professionals recoup some or all of the cost of digital conversion of patient charts when they upgrade patients from the free MMRPatientView portal to a full-featured MyMedicalRecords PHR. In addition, in January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti-CD20 antibodies and data and samples from its FavId/Specifid vaccine clinical trials for the treatment of B-cell Non- Hodgkin's lymphoma.

Since 2005, MMR Inc. began filing for patent protection for its products and services. Our health IT patent portfolio, through the recent quarter includes seven U.S. patents (with over 200 issued claims), 20 pending U.S. patent applications (with over 400 claims), six international patents including two in Australia with others in New Zealand, Singapore, Japan and Mexico, a Notice of Allowance received for our Canadian patent application in March 2013, and 15 other pending patent applications in foreign countries. These patents give us a unique marketplace position in personal health records, being well-positioned to benefit from the growth in health IT globally. The full term of our health IT patents will not expire until September 12, 2025 or after. We also own a portfolio of biotech patents which MMR acquired from the Merger with Favrille which include, but are not limited to, data from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies. As a result of the issuance of these patents, and certain requirements affecting the use of Health IT products and services, our business is evolving to include both an operating entity and a licensor of intellectual property.

On March 8, 2011, we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including our anti-CD 20 antibodies and related FavID vaccine technologies acquired by MyMedicalRecords, Inc. through the merger with Favrille. As of this date the assets have not been transferred to the subsidiary.

We (formerly Favrille) were incorporated in Delaware in 2000, MMR Inc. was incorporated in Delaware in 2005, and both are headquartered in Los Angeles, CA.

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiaries MMR and MMR Life Sciences Group, Inc. All intercompany transactions and balances are eliminated upon consolidation.

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended June 30, 2013 are not indicative of the results that may be expected for the fiscal year ending December 31, 2013. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Going Concern and Management's Plan

As of June 30, 2013, our current liabilities exceeded our current assets by $8.4 million. Furthermore, during the six months ended June 30, 2013, we incurred losses of $2.66 million, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report on Form 10-Q.

At June 30, 2013 and December 31, 2012, we had $10,630 and $36,655, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold convertible debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Seventh Amended and Restated Note effective July 30, 2012 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1,376,065 at June 30, 2013 and a total Unpaid Balance (as defined in the Line of Credit) of $2,794,632, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Seventh Amended and Restated Note and the First Amended Security Agreement dated June 26, 2012 (the "Security Agreement"). As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2013 are as follows: $960,666, which is included in the line of credit, related party; and $415,399 related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding our going concern is to continue utilizing the Line of Credit. At June 30, 2013, there was approximately $1,705,368 available under the Line of Credit. Furthermore, we plan to utilize portions of our standby equity facility with Granite State Capital LLC ("Granite") as needed. Finally, we plan to sell additional convertible debt and equity securities, settle our existing liabilities through the issuance of equity securities, explore other debt financing arrangements, increase our existing subscriber and affiliate customer base, sell our products and services, and collect licensing fees from parties utilizing upon our intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products of increase licensing fees from the use of our intellectual property, our ability to execute our business plan and continue as a going concern may be adversely affected.

These matters raise substantial doubt about our ability to continue as a going concern. These financial statements were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of that uncertainty.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $10,630 and $36,655 as of June 30, 2013 and December 31, 2012, respectively.

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

(d) INVESTMENT

We account for our long-term investments in accordance to ASC 320. As of June 30, 2013, we own $350,000 in equity securities in VisiInc. The cost method is used to account for this investment due to our small ownership percentage in the investee.

(e) INVENTORY

Inventory is stated at the actual cost, using the first-in, first-out method. On an on-going basis, we evaluate our inventory for obsolescence. This evaluation includes analysis of sales levels, sales projections, and purchases by item. If future demand or market conditions are different than our current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

(f) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2013 and December 31, 2012, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the six months ended June 30, 2013 and 2012.

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

(i) SHARE-BASED COMPENSATION

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the six months ended June 30, 2013 and 2012 using the following assumptions.

	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	123.47% - 124.21%	144.34% - 148.34%
Risk free interest rate	0.35% - 0.46%	0.35%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

(j) NET INCOME/LOSS PER SHARE

We apply the guidance of ASC 260-10, Earnings Per Share for calculating the basic and diluted loss per share. We calculate basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. We compute diluted loss per share similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. We exclude common equivalent shares from the computation of net loss per share if their effect is anti- dilutive.

We excluded all potential common shares from the computation of diluted net loss per common share for the three and six months ended June 30, 2013 and 2012 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 183,042,737 shares for the three and six months ended June 30, 2013, and 104,581,442 shares for the three and six months ended June 30, 2012, respectively.

(k) RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - RELATED PARTY PAYABLES, LINE OF CREDIT AND NOTE PAYABLE

On June 22, 2012, we and The RHL Group entered into a Sixth Amended and Restated Promissory Note, or the Sixth Amended Note. The Sixth Amended Note amended and restated the Fifth Amended Note by extending the maturity date of the Existing Note for one year to April 29, 2013 based on the original maturity date of April 29, 2012. The Six Amended Note does not materially alter the terms of the Fifth Amended Note other than for the fact that there were no loan origination fees charged by The RHL Group on this renewal. In connection with the Sixth Amended Note, we issued The RHL Group warrants to purchase 2,852,200 shares of our common stock at $0.02 per share. Such warrants are fully vested and are exercisable either in cash or on a cashless basis at any time prior to the fifth anniversary of the date of issuance.

On July 30, 2012, we and The RHL Group amended and restated the Sixth Amended and Restated Note by entering into that certain Seventh Amended and Restated Promissory Note (the "Seventh Amended Note"), effective as of July 30, 2012. The Seventh Amended Note amends and restates the Sixth Amended Note and together with its predecessor notes and the Seventh Amended Note, the "Credit Facility" or the "Line of Credit"), by: (i) increasing the amount available under the Credit Facility from $3,000,000 to $4,500,000 to accommodate the additional financing needs of us and/or MMR Inc.; and (ii) granting The RHL Group the right to convert, at any time following the date of the Seventh Amended Note, up to an aggregate of $500,000 in outstanding principal of the Credit Facility into shares of our Common Stock at a conversion price of $0.02 per share. The amendment did not change the maturity date of the Sixth Amended Note which matured on April 29, 2013. There were no loan origination fees charged by, or warrants issued to, The RHL Group with respect to the Seventh Amended Note. Except as set forth above, the Seventh Amended Note does not materially alter the terms of the Sixth Amended Note.

The Seventh Amended Note had a balance of $1,376,065 at June 30, 2013. The components of the Seventh Amended Note and the related balance sheet presentation as of June 30, 2013 are as follows: $960,666, which is included in the line of credit, related party; and $415,399 for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the three months ended June 30, 2013 and 2012 amounted to $32,449 and $38,650, respectively. Total interest expense on the Line of Credit for the six months ended June 30, 2013 and 2012 amounted to $69,000 and $76,954, respectively. The unpaid interest balances as of June 30, 2013 and December 31, 2012 were $10,170 and $35,451, respectively.

In conjunction with the Seventh Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 30, 2013. Since we did not meet these covenants as of June 30, 2013, we received a waiver from The RHL Group until August 31, 2013.

On August 13, 2013, we and The RHL Group amended and restated the Seventh Amended and Restated Note by entering into that certain Eighth Amended and Restated Promissory Note (the "Eighth Amended Note"), effective as of August 13, 2013. The Eighth Amended Note amends and restates the Seventh Amended Note and together with its predecessor notes and the Eighth Amended Note, the "Credit Facility" or the "Line of Credit"), by: (i) granting The RHL Group the right to convert, at any time following the date of the Eighth Amended Note, up to an aggregate of $114,088 in outstanding principal of the Credit Facility into shares of our Common Stock at a conversion price of $0.05 per share. The Eighth Amended Note was approved by the board of directors and will mature on April 29, 2014. There were no loan origination fees charged by, or warrants issued to, The RHL Group with respect to the Eighth Amended Note. Except as set forth above, the Eighth Amended Note does not materially alter the terms of the Seventh Amended Note.

Additional information regarding the Fifth Amended and Restated Note is contained in our Quarterly Report on Form 10-Q filed with the SEC on May 26, 2011.

Additional information regarding the Sixth Amended Note and Seventh Amended Note are contained in our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109), we performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2013.

MMR Inc., in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMRGlobal has based this on an expectation that the combined entity will generate net operating losses in 2013, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and six months ended June 30, 2013.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2014. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease currently requires a monthly payment of $6,655. Effective November 1, 2010, we entered into a lease agreement to lease additional space adjacent to the current office space in Los Angeles, California. The lease currently requires an additional monthly payment of $3,512. Both leases expire on August 31, 2013 unless renewed. Total rent expense for the three months ended June 30, 2013 and 2012 were $21,271 and $27,729, respectively. Total rent expense for the six months ended June 30, 2013 and 2012 were $51,774 and $55,458, respectively. Also effective January 4, 2013, we entered into a sub-lease agreement to lease office space for a monthly rent of $3,200. This sub-lease will expire on August 31, 2013. Total rent income was $10,234 for the three months ended June 30, 2013 and $23,394 for the six months ended June 30, 2013.

Future minimum lease payments as of June 30, 2013, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2013 (Remainder of)	$49,240	$8,373
2014	-	15,759

Total minimum lease payments	$49,240	$24,132

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

On July 31, 2012, the RHL Group entered into guarantee agreements to guarantee certain obligations of MMRGlobal in the amount of $1,014,629. In consideration of this guarantee, the RHL Group received a warrant to purchase 3,055,432 shares of our common stock at an exercise price of $0.02 per share, which was the closing price of our common stock on the date of the transaction.

Guarantee provided by Robert H. Lorsch

On February 17, 2012, Mr. Lorsch agreed to guarantee a convertible note with a principal amount of $150,000 to a third-party only in the event that we fail to issue shares pursuant to a notice of conversion provided by that third-party.

Concentrations

For the three months ended June 30, 2013, our two largest customers (VisiInc. at $256,303 and XN Financial at $21,531) accounted for approximately 92% of our total revenue.

For the six months ended June 30, 2013, our three largest customers (VisiInc. at $256,303, XN Financial at $29,031 and UST Global at $15,000) accounted for approximately 71% of our total revenue.

For the three months ended June 30, 2012, our three largest customers (E-Mail Frequency $51,447, VisiInc. at $25,000, and Paramount at $15,673) accounted for approximately 47% of our total revenue.

For the six months ended June 30, 2012, our three largest customers (Celgene at $100,000, E-Mail Frequency at $51,447, and VisiInc. at $25,000) accounted for approximately 48% of our total revenue.

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. The Agreement contains an arbitration clause and arbitration proceedings have been completed. An appeal was filed by SCM which was recently denied without opinion remanding the underling case back to Superior Court. Counsel does not have any facts upon which to base any information regarding collectability.

On October 18, 2012, we were sued in the California Superior Court, County of Los Angeles, by Naj Allana, who has generally claimed that we owe approximately $125,000 to him and his corporation and that he is entitled to shares of our common stock. We cross-complained against Mr. Allana claiming that he breached the terms of his agreement with us. A settlement has been reached between the parties, pending final documentation of a settlement agreement.

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California. The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. Trial in this matter has been set by the court for August 2014. Counsel does not have any facts upon which to base any information regarding collectability.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California. The complaint alleges that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR subsequently withdrew the complaint per an agreement allowing MMR to the right to refile without prejudice unless an agreement is reached within a specific period of time.

On April 10, 2013, MMR Inc. filed a complaint for patent infringement against Quest Diagnostics Inc. in the United States District Court for the Central District of California. We have alleged that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. We are seeking monetary damages and other remedies.

On May 17, 2013, MMR Inc. filed a complaint for patent infringement against Jardogs, LLC in the United States District Court for the Central District of California. We have alleged that Jardogs, LLC is infringing U.S. Patent No. 8,301,466. We are seeking monetary damages and other remedies.

In 2012 a claim was made by Sunil Singhal, our former executive vice president of technology and product development for wrongful termination and breach of contract, among other employment-related matters. Mr. Singhal is seeking unspecified monetary damages. A motion to strike certain allegations of his complaint has been filed. That motion will be heard on November 1, 2013, and until the court rules on that motion, the matter will not be at issue. At present, there is insufficient information to assess factors of liability or to calculate a range of potential (although speculative) damages. These factors will be open until substantial discovery is completed. Trial has not yet been set; however, in accord with Los Angeles County Superior Court calendaring, trial will most likely be calendared for the Fall of 2014.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. As of June 30, 2013, and December 31, 2012, there were no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2013, we are authorized to issue 950,000,000 shares of common stock.

On May 24, 2012, we filed a registration statement on Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares offered sale under the registration statement, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents related to the registration statement. Subject to the terms and conditions of the agreement with Granite, we have the right to put up to $15 million in shares of our common stock to Granite. As of June 30, 2013, the amount available under the equity line facility was $15 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of June 30, 2013, the total shares of our common stock issued and outstanding amounted to 613,743,380.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

Our 2001 Equity Incentive Plan (the "Plan") expired on June 5, 2011 and no options were issued under the Plan since that date. As of June 30, 2013, 17,634,557 shares remain issued under the 2001 Equity Incentive Plan.

On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the Plan under the same general terms. On June 20, 2012, the shareholder voted and approved the 2011 Equity Incentive Plan (the "Plan") at the 2012 Annual Shareholder Meeting. As of June 30, 2013, 22.8 million shares remain issued under the 2011 Equity Incentive Plan, and 14.2 million shares of our common stock are reserved for future issuance under our 2011 Equity Incentive Plan which includes 5 million shares annual increase from 2012 and 2013.

On May 28, 2013, we granted Mr. Royston, a non-employee director, options to purchase an aggregate of 1,050,000 shares of common stock at a price of $0.08 per share in consideration for services. The options vest annually over three years and expire ten years from the date of issuance, and were granted pursuant to the 2011 Equity Incentive Plan.

A summary of option activity for the six months ended June 30, 2013 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2012	42,157,551	$0.11	5.93	$-
Granted	1,050,000	$0.08	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at June 30, 2013 (Unaudited)	43,207,551	$0.10	5.57	$7,500

Vested and expected to vest
at June 30, 2013 (Unaudited)	43,207,551	$0.10	5.57	$7,500

Exercisable at June 30, 2013 (Unaudited)	37,132,551	$0.11	5.03	$3,750

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expenses recorded during the three months ended June 30, 2013 and 2012 were $44,671 and $231,840, respectively.

Total stock option expenses recorded during the six months ended June 30, 2013 and 2012 were $108,203 and $446,680, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.05 - 0.09	13,200,000	8.45	$0.07	7,125,000	8.06	$0.07
	$0.1 - 0.15	27,122,290	4.22	$0.11	27,122,290	4.22	$0.11
$	> 0.15	2,885,261	5.06	$0.19	2,885,261	5.06	$0.19
		43,207,551			37,132,551

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

On March 18, 2013, we granted two separate warrants, each to purchase 500,000 shares of our common stock to two different unrelated third-parties in consideration for services. These warrants vest immediately and have exercise prices of $0.10 per share, and an expiration date of March 18, 2014.

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

On May 20, 2013, we granted a warrant to purchase 2,000,000 shares each of our common stock to an unrelated third-party in consideration for services. This warrant vests immediately and has exercise prices of $0.05 per share, and an expiration date of May 20, 2018.

On June 12, 2013, we granted two separate warrants to purchase 1,000,000 shares each of our common stock to an unrelated third-party in consideration for services. These warrants vest in six months and have exercise prices of $0.048 per share, and an expiration date of June 12, 2015.

A summary of the activity of our warrants for the six months ended June 30, 2013 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2012	66,329,641	$0.09
Granted	11,700,000	$0.07
Exercised	(5,000,000)	$0.03
Cancelled	(4,210,000)	$0.06
Outstanding at June 30, 2013 (Unaudited)	68,819,641	$0.09

Exercisable at June 30, 2013 (Unaudited)	62,911,308	$0.09

Total warrant expenses recorded during the three months ended June 30, 2013 and 2012 were $117,933 and $35,612, respectively.

Total warrant expenses recorded during the six months ended June 30, 2013 and 2012 were $142,578 and $77,070, respectively.

The following summarizes the total warrants outstanding and exercisable as of June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.03 - $0.25	68,319,641	1.85	$0.09	62,411,308	2.60	$0.09
$0.25 - $2.50	500,000	0.50	$0.35	500,000	0.83	$0.35

	68,819,641			62,911,308

The inputs used for the Black-Scholes option and warrant valuation model were as follows:

	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	123.47% - 124.21%	144.34% - 148.34%
Risk free interest rate	0.35% - 0.46%	0.35%
Expected dividends	None	None
Forfeiture rate	0%	0%

Shares Issued for Services or Reduction to Liabilities

During the six months ended June 30, 2013, we issued 7,868,540 shares of common stock with a value of $376,280 to various third parties and charged the proceeds to the appropriate accounts for the following reasons:

	Three-Months Ended June 30, 2013
	(Unaudited)

Purpose	Shares	Value

Services Provided	7,868,540	$376,280

Total	7,868,540	$376,280

The 7,868,540 issued shares were not contractually restricted. However, as these shares have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

Stock Bonus Agreements

From time to time, we issue shares of our common stock as a bonus for services rendered pursuant to a stock bonus agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. On May 10, 2013, we granted a total of 7,250,000 shares of common stock at $0.06 per share to eight employees, two consultants and four directors as an incentive and in consideration for services rendered. All shares vest on January 10, 2014 and are forfeitable before such time. On May 28, 2013, we granted 500,000 shares of common stock at $0.08 per share to a director as an incentive and in consideration for services rendered. All shares vest on January 28, 2014 and are forfeitable before such time. At grant date, the employee stock bonus was valued based on the share price and the expenses were amortized using the straight line method; Total stock bonus expenses recorded during the three and six months ended June 30, 2013 were $33,929, and are reflected in operating expenses in the accompanying consolidated statements of operations.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:
	June 30,	December 31,
	2013	2012
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly nstallments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short term loan due to a third-party with no stated interest	-	50,000

Notes payable, current portion	$325,343	$375,343

Short term loan due to a related-party	132,921	192,921

Short term loan due to a related-party	50,000	50,000

Notes payable related party, current portion	$182,921	$242,921

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time, we enter into Convertible Promissory Notes. As of June 30, 2013, a total of $762,607 in convertible notes remained outstanding and the investors had not chosen to convert their note balances into shares of our common stock.

Each Note contains the following general terms and provisions:

  The principal amount owed under each note becomes due and payable one year from the investment date provided that, upon ten (10) days' prior written notice to the holder, we may, in our sole discretion, extend the maturity date for an additional six month term.
  These notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at our option.

During the first quarter of 2013, we entered into fourteen different Convertible Promissory Notes with eleven different unrelated third-parties for principal amounts totaling $493,750, with fixed conversion prices ranging from $0.02 to $0.028. These notes have the option to be converted into a total of 24,035,715 shares of our common stock. The loan discount for the convertible note feature totaled $73,500 and was amortized to interest. As of June 30, 2013, all of these notes had been converted.

During the second quarter of 2013, we entered into thirteen different Convertible Promissory Notes with thirteen different unrelated third-parties for principal amounts totaling $892,500 with fixed conversion prices ranging from $0.0339 to $0.08. These notes have the option to be converted into a total of 19,263,258 shares of our common stock. As of June 30, 2013, all of these notes had been converted.

The total interest expense attributed to the Notes and related warrants for the three months ended June 30, 2013 and 2012 was $10,706 and $11,537, respectively. The total interest expense attributed to the Notes and related warrants for the six months ended June 30, 2013 and 2012 was $95,507 and $47,679, respectively.

NOTE 10 - RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, Favrille, Inc. had provided notices under the federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former Favrille employees amounted to $1,682,416. On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 warrants issued to creditors, we issued warrants as settlement of $985,020 of these amounts. In addition, we signed promissory notes with certain former executives totaling $76,783, which notes are payable in full on August 31, 2009 (see Note 8).

As of June 30, 2013, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non- executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the six months ended June 30, 2013 on these severance liabilities.

During the period from January 27, 2009 through June 30, 2009, we entered into a series of settlement agreements with certain vendors of Favrille pursuant to the Creditor Plan, pursuant to which we settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355 payable in 18 monthly installments starting on July 27, 2009 (see Note 8).

NOTE 11 - RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 16.6% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Seventh Amended Note and all predecessor notes. See Note 3 - Related Party Note Payable above.

The RHL Group is an investment holding company which provides consulting, operational and technical services to us, which we refer to as the RHL Services. As part of the RHL Services, The RHL Group provides us with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of The RHL Group and other individuals which may hold value to us. The RHL Group also provides infrastructure support to us, including allowing us unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing us the use of its office support personnel, The RHL Group has also consented to allow us to utilize the full-time services of Mr. Lorsch as our President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made its President, Kira Reed, available as our spokesperson. Ms. Reed, who is Mr. Lorsch's spouse, also manages our social networking activities.

In consideration for the above, The RHL Group, Inc. has a consulting arrangement with MMR. A copy of the consulting agreement is filed as an exhibit in our Form 8-K, as filed with the SEC on May 4, 2009 and is hereby incorporated by reference.

We incurred $12,500 during the three months ended June 30, 2013 and 2012 and $25,000 during the six months ended June 30, 2013 and 2012, toward marketing consulting services from Bernard Stolar, a director. We included $74,250 and $41,250 in related party payables as of June 30, 2013 and December 31, 2012, respectively, in connection with these services.

We also incurred $4,167 and $12,500 during the three months ended June 30, 2013 and 2012 and $16,667 and $25,000 during the six months ended June 30, 2013 and 2012, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of June 30, 2013 and December 31, 2012 of $75,335 and $58,667, respectively, in connection with these services. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

We also incurred $0 and $394 during the three months ended June 30, 2013 and 2012, respectively and $0 and $394 during the six months ended June 30, 2013 and 2012, respectively, for consulting services from Jack Zwissig, a director. We included in related party payables as of June 30, 2013 and December 31, 2012 of $20,376 and $13,376, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended June 30, 2013 and 2012, the total expenses relating to this stockholder amounted to $30,000 and $15,000, respectively and $60,000 and $141,117 during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the total amounts due to the stockholder and included in related party payables amounted to $336,800 and $447,429, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, managing partner of E-Mail Frequency, LLC, who is also a significant stockholder of ours. We license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the three months ended June 30, 2013 and 2012 was $12,500, and amortization expense for the six months ended June 30, 2013 and 2012 was $25,000. In addition, we incurred a total of $8,216 and $6,939 during the three months ended June 30, 2013 and 2012, respectively, and we incurred a total of $15,020 and $13,878 during the six months ended June 30, 2013 and 2012, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at June 30, 2013 and December 31, 2012 of $69,595 and $49,595, respectively. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $11,195 and $67,883 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2013 and 2012, respectively. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock. On April 15, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $156,436 and warrants to purchase our common stock. On July 19, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 15, 2009 to provide licensor a non-exclusive right to target, market and sell into the Employee Benefits market.

NOTE 12 - SUBSEQUENT EVENTS

On July 3, 2013, we were sued by Sunil Singhal, our former executive vice president of technology and product development, in the California Superior Court, County of Los Angeles, for wrongful termination and breach of contract, among other employment-related matters. Mr. Singhal is seeking unspecified monetary damages.

On July 17, 2013, our stockholders approved an amendment to our charter documents approving an increase to our authorized shares to 1.250 billion shares of common stock.

On August 13, 2013, we and The RHL Group amended and restated the Seventh Amended and Restated Note by entering into that certain Eighth Amended and Restated Promissory Note (the "Eighth Amended Note"), effective as of August 13, 2013. The Eighth Amended Note amends and restates the Seventh Amended Note and together with its predecessor notes and the Eighth Amended Note, the "Credit Facility" or the "Line of Credit"), by: (i) granting The RHL Group the right to convert, at any time following the date of the Eighth Amended Note, up to an aggregate of $114,088 in outstanding principal of the Credit Facility into shares of our Common Stock at a conversion price of $0.05 per share. The Eighth Amended Note will mature on April 29, 2014. There were no loan origination fees charged by, or warrants issued to, The RHL Group with respect to the Eighth Amended Note. Except as set forth above, the Eighth Amended Note does not materially alter the terms of the Seventh Amended Note.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The words "anticipate," "expect," "believe," "plan," "intend," "will" and similar expressions are intended to identify such statements. Although the forward-looking statements in this Quarterly Report on Form 10-Q reflects the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to the following:

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

Overview

Background

We provide secure and easy-to-use online Personal Health Records ("PHRs") and electronic safe deposit box storage solutions, serving consumers, healthcare professionals, employers, insurance companies, professional organizations and affinity groups. MyMedicalRecords enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords Personal Health Record is built on proprietary, patent pending, issued and applied for technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. Our professional offering, MMRPro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in real time. Since receiving the first notices of allowance in late 2011, the U.S. Patent and Trademark Office has issued us a total of four patents and one additional notice of allowance pertaining to the "Method and System for Providing Online Medical Records" and "Method and System for Providing Online Records". Such patents had been applied for as early as 2005 and we believe that these patents along with the remaining pending and applied for claims create a competitive advantage for us which we are looking to leverage through licensing agreements. For a description of our corporate organizational history prior to the date hereof, please see Note 1 to our financial statements.

Source of Revenues

We derive our revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. During the three and six months ended June 30, 2013, we received $91,490, and $116,870 from subscriber revenues, respectively, which represents 29.4% and 27.0% of our revenues for such periods, respectively.

We also derive our revenues from the sale of our MMRPro system, which includes a scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and product warranties. Installation and training are provided as part of the sales agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. We allocate the revenue derived from these arrangements among all the deliverables, based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. During the three and six months ended June 30, 2013, we recognized $205,359, and $237,597 from MMRPro revenues, respectively, which represents 68.3% and 56.2% of our revenues for such periods, respectively.

We are also generating revenues from the licensing of our biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees - Biotech" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognized these fees as revenue as payments were received. During the three and six months ended June 30, 2013, we received $3,700 and $6,700 from license fees revenues, respectively, which represents 1.2% and 1.5% of our revenues for such periods, respectively.

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

In addition, we intend to generate future revenues from the licensing of our biotech and health IT patents. We will record those fees as revenue when payments are received. These fees may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and or future royalties or lump-sum payments on sales of related products.

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

Factors Affecting Future Results

Intellectual Property

Since its inception, MMR's health IT business has evolved from a development company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. Continuing into 2013, we remained focused on maximizing the value of our intellectual property portfolio, particularly the eight U.S. health IT patents that have been granted to date. Our health IT patent portfolio, which we have been building since 2005, currently includes our U.S. patents (with over 200 issued claims), 20 pending U.S. patent applications (with over 400 claims), six international patents including two in Australia with others in New Zealand, Singapore, Japan and Mexico, a Notice of Allowance received for our Canadian patent application in March 2013, and 15 other pending patent applications in foreign countries. These patents have the potential effect of enabling us to control a dominant marketplace position in personal healthcare, being well-positioned to benefit from the explosion in health IT globally. The full term of our health IT patents will not expire until September 12, 2025 or after.

Since September 2012, MMR, through the law firm Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP, began offering licenses to hospitals, group practices, pharmacies, laboratories, and EMR and PHR providers and pursuing infringement claims that resulted in litigation actions being commenced against Walgreen Co. in January 2013, WebMD in February 2013, Quest Diagnostics, Inc. in April 2013 and Jardogs in May 2013. We also retained Australian counsel in May 2013 who is investigating possible patent infringement in Australia.

Our health IT patent portfolio includes issued patents on our health IT products and services including our MyMedicalRecords and MyEsafeDepositBox product and services, which is in addition to our portfolio of biotech patents. MMR acquired significant intellectual property assets from the Merger with Favrille and continues to seek ways to exploit and monetize those assets, which include, but are not limited to, data from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies.

MMRGlobal Health Information Technology Patents

Through our wholly owned subsidiary, MyMedicalRecords, Inc., we currently have eight U.S. patents - Nos. 8,117,045; 8,117,646; 8,121,855; 8,301,466; 8,321,240; 8,352,287; 8,352,288; 8,498,883 - as well as additional applications and continuation applications.  The patents involve inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record systems. We received Notices of Allowance from the United States Patent and Trademark Office for the first three patent applications in December 2011, which were subsequently issued in February 2012 as U.S. Patent No. 8,117,045, U.S. Patent No. 8,117,646, and U.S. Patent No. 8,121,855. Together, these patents have a total of 81 claims. Headed into the fourth quarter 2012, we received Notices of Allowance from the USPTO for the next two patent applications: U.S. Patent No. 8,301,466 was issued in October 2012 and expands existing patent coverage for communication of health information from healthcare providers to Web-based services through multiple forms of electronic messaging. Our fifth patent, U.S. Patent No. 8,321,240, was issued in November 2012, taking only 10 months to issue from its filing date of January 17, 2012.

Our next two U.S. patents, U.S. Patent Nos. 8,352,287 and 8,352,288, with claims totaling 57, were issued in January 2013 after being allowed on November 28 and December 3, 2012, respectively. Significantly, claims in the sixth patent expanded our patent portfolio with additional claims directed toward a Web-based service to access and collect health records from different types of service providers, including, but not limited to, retail pharmacies as well as hospitals, providers and other healthcare professionals providing services over the Internet. The health records, including prescriptions, may be collected from service providers using various types of messaging including email, facsimile, uploads, and voice. The seventh patent consists of additional claims related to collecting insurance information, calendaring, and other features which are already provided by MMR's products and services. Claims in the seventh patent address how healthcare providers send requested patient information to the patient, caretaker, provider or user by various means, including voice, fax, email or other electronic formats connected to a Personal Health Record system, patient portal or other locations on the Web. They also cover how users collect Personal Health Information on the Web or at other destination addresses without the healthcare provider having to enter specific personal identification numbers of the user. The information collected includes but is in not limited to a patient's medical history, chart notes, vaccination records, laboratory and other test results, prescriptions, and X-rays and images, as well as birth certificates and other important documents such as wills and advance directives.

MMR's most recent patent, U.S. Patent No. 8,498,883 with 28 claims was issued July 30, 2013 after being allowed in June 2013. Claims in the eighth patent further significantly expanded our health IT patent portfolio with additional claims directed toward accessing and collecting prescriptions.

Internationally, we have patents issued, pending and applied for in 12 countries of commercial interest. Six of the patents issued are in Australia, New Zealand, Singapore, Mexico and Japan. A Notice of Allowance in Canada (Serial #2,615,128) was received in March 2013. With the Canadian NOA, our health IT intellectual property looks to include all of North America. MMR also has 15 other pending patent applications in foreign countries further including, Hong Kong, Israel, South Korea, Japan, Mexico, Europe, and China. There are also five pending Patent Cooperation Treaty ("PCT") applications. We also has hundreds of patent claims in pending U.S. applications including 20 U.S. utility and provisional patent applications related to health information technology. These include applications directed toward a Mobile Platform for Personal Health Records, a Method and System for Managing Personal Health Records with Telemedicine and Personal Health Monitoring Device Features, Prepaid Card Services related to Personal Health Records, a Universal Patient Record Conversion Tool, Aggregation of Data from Third Party Systems into a Personal Health Record Account, Electronic Health Records in Clinical Trials, a Data Exchange with Personal Health Record Service, Delivery of Electronic Medical Records or Electronic Health Records into a Personal Health Records Management System, a Health Record with Inbound and Outbound Fax Functionality, a Method and System for Providing Online Medical Records with Emergency Password. We believe that many of the pending claims will ultimately be allowed including both health IT and non-health IT/medical applications which are pending in our entire patent portfolio.

MMRGlobal Biotech Assets and Patents

Although our primary business is the Web-based storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the 2009 Merger with Favrille, Inc. which currently include four U.S. patents, four U.S. pending patent applications, nine patents in foreign countries (including a European Patent validated in the following 12 countries: UK, France, Germany, Switzerland, Spain, Italy, Netherlands, Denmark, Sweden, Finland, Ireland and Belgium) and 15 pending patent applications in foreign countries. We have been working to perfect the patent condition of these biotech assets for over four years. As early as May 2010, we successfully revived Favrille's original U.S. Patent directed to treating B-cell pathologies. Additional U.S. patent applications were also successfully revived (and since issued as U.S. patents). As a result, we now have biotech patents and patent applications pending in 13 foreign countries of commercial interest that provide competitive advantages for this biotechnology. The foreign countries include major European, Asian, North American, and South American markets, including for example, in the United States, Australia, Brazil, Canada, China, Hong Kong, Europe, India, Japan, and South Korea.

In April 2013, we received two Notices of Allowance for our anti-CD20 monoclonal antibody assets, which follow the granting of our first such patent in Mexico in August of last year for "Antibodies and Methods for Making and Using Them." As announced on April 15, 2013, we received a Notice of Allowance from the United States Patent and Trademark Office, U.S. Patent No. 8,465,741, for our first U.S. patent for the anti-CD20 monoclonal antibody IP. Shortly thereafter on April 22, 2013, we announced that the Australian Patent Office had issued a Notice of Allowance for our anti-CD20 monoclonal antibody assets, Application No. 2007338607, under the same title, "Antibodies and Methods for Making and Using Them." The Australian NOA was significant to us in that it further reinforced the value of the U.S. and Mexico antibody patents, and continues to be used to seek expedited allowance in other countries operating under international patent treaties (referred to as the Patent Prosecution Highway). These patents for our anti-CD20 monoclonal antibodies have particular utility in fighting cancers and are considered important assets of our based on benefits and commercial value demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.285 billion in 2012, which is due to go off patent in 2015.

MMRGlobal's biotech assets also include the B-Cell vaccine patents and patent applications entitled "Method and Composition for Altering a B Cell Mediated Pathology" which relate to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer, including U.S. Patent Nos. 6,911,204, 8,114,404 and 8,133,486. We maintain an additional pending U.S. patent application for this technology to pursue ongoing claim coverage for the methods of making and using the B-Cell vaccines. Issued foreign patents have also been granted in Europe, Hong Kong, Singapore and Mexico. An additional manufacturing divisional patent application was filed with the Mexican Industrial Property Institute in the third quarter of 2012 after the awarding of a second Mexican patent No. MX302477 in June 2012 to further enhance the protection of the manufacturing patents already issued. In January 2013, we announced approval of its European Union patent (European Patent No. 01979228.2) for methods of manufacturing the B-cell vaccines, which resulted in the regional patent undergoing validation in various countries selected by us as having commercial interest in the technology. The European Union patent has now been validated in the following countries: United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium.

Currently, our biotech patent portfolio includes U.S. and foreign patents with expiration dates of August 2021 or later, relating to the manufacture of the B-cell vaccines. The issued antibody patents (and other patents which may issue relating to this technology) have substantially later expiration dates of September 2027 or later. Additional patent applications once granted may obtain additional term of biotech patent protection.

Our biotech assets are comprised of patents and pending patent applications, patient samples and data from the FavId™/Specifid™ idiotype vaccine trials and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma and additional B-Cell mediated conditions such as rheumatoid arthritis. Subsequent to the Merger, we have recovered additional intellectual property, including certain physical assets used by Favrille, Inc. in the form of over 1,800 patient tissue samples, samples of the B-Cell vaccine, a collection of insect cells used in the manufacture of the vaccine and other materials collected during our pre-Merger FavId/Specifid vaccine trials.

On December 22, 2010, we entered into a non-exclusive agreement with a major biotechnology firm to license the use of the our clinical and scientific data (originated by Favrille) related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information. In consideration for the rights granted under the Agreement, the biotechnology firm agreed to pay us certain upfront fees and development milestones. When a milestone is reached it automatically triggers a payment to MMR.

We continue to seek ways to value and monetize our patent portfolio of biotech patents and related intellectual property assets acquired during the Merger.

Other Intellectual Property and Trademarks

We own the URL and domain name for the Web address www.MyMedicalRecords.com. We also own the domain names www.MyMedicalRecordsMD.com, www.MMRPro.com and www.MMRPatientView.com for use with MMRPro and own the domain name www.MyEsafeDepositBox.com for use with our MyEsafeDepositBox product. We also own the source code for our products.

As we continue to develop our products, we continue to register our trade names and logos as trademarks and service marks and will seek to protect the copyrights in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR, MyEsafe and MMRPro products. We also own the source code for a handheld software program, developed to operate on the Palm operating system, which allows Palm users to create a personal medical history on a personal data assistant, or PDA, so that they can have access to this information while traveling and in the event an Internet connection is not available. We intend to develop applications to use MyMedicalRecords and MMRPro products on other handheld devices.

Competition

MyMedicalRecords PHR

There are a number of other PHR providers in the consumer health information management marketplace today that compete against our services. These include MyMediConnect, NoMoreClipboard.com, Dossia, FollowMe,WebMD Health Manager, ZweenaHealth, and HealthVault®, although the last is more of a personal health platform that offers multiple solutions. In addition, we compete with Internet and patient-portals offered by EMR Vendors, insurance companies, hospitals and HMOs for their policyholders and patients.

Each of our competitors offers varying PHR products and services for online storage and access to medical records at varying price points (at the basic "free" level, with minimal recordkeeping capability and usually includes advertising).

MyEsafeDepositBox

Our MyEsafeDepositBox product competes with a number of online backup and electronic data storage services. The increasing use of cloud storage, external hard drives and portable flash drives to backup data also have the potential to compete with online data storage services such as our MyEsafeDepositBox product.

MMRPro

MMRPro competes with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files, as well as EMR systems. MMRPro also competes with EMR systems that offer doctors the opportunity to make their entire office paperless.

Marketing and Sales

Marketing Update

Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the health information technology market. We are expanding our consumer market through strategic partnerships with healthcare professionals who have one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, we have created a retail consumer model through the use of prepaid Personal Health Record cards, which will be sold through retail brick and mortar outlets. On the professional side, demand is increasing in the field of ambulatory surgical centers and EMR systems as well as other clinics looking for an elegant and cost-effective scanning and document management solution. We also view specialty practice areas such as pediatrics, chronic care illnesses and geriatrics as fertile grounds for expanding the MMRPro solution with the integrated patient portal MMRPatientView.

With the use of teleconsulting and telemedicine becoming increasingly prevalent in healthcare, our MyMedicalRecords PHR solution provides a well-suited platform to facilitate collaboration between patients and their doctors and other healthcare providers with the ease of use and integration the solution provides. Additionally, we are working to bring the MyMedicalRecords.com Personal Health Record to smartphones. We believe that our products give us a competitive advantage when negotiating services with the major carriers since many mobile phones already receive fax.

We are currently working with 4medica integrating our PHR with laboratory reporting services which are used by more than100 institutional customers including 30,000 doctors nationwide. As a result, laboratory information will be available directly into subscribers' accounts and users will be able to view their laboratory report results in binary format, meaning they will also be able to chart and graph this data. The ability for consumers to directly access their lab report results is also a national initiative being driven by the Department of Health and Human Services which under "new rules" seeks to expand the rights of patients to gain access to test results reports directly from labs using health IT solutions. We also are working with 4medica to create a "fax portal" for their 30,000 doctors to facilitate better handling of the still large number of lab results that are paper-based in their network. That portal, which creates a new revenue stream for us, was made available by 4medica to its client doctors late in 2012. We also have completed our initial implementation with the 4medica Electronic Medical Records system. Now, when consumers enroll in a MyMedicalRecords Personal Health Record account, their data can be sent into 4medica in HL7 format so that a Medical Record Number (MRN) can be established in 4medica.

In addition, we have integrated a document signing tool into our PHR for a wellness clinic customer. Users can now fill out patient registration and authorization forms from within the PHR. Selected data in the forms are sent as HL7 into the 4medica EMR so that patient demographics are fully populated in the EMR. The forms themselves are passed to an EMR as well in PDF format, meaning that all relevant forms and data can be populated into the EMR before the patient presents at the clinic. Because we are sending data in standard HL7 and PDF formats, this will work with 4medica as well as any EMR system.

On the professional side, after nearly three years of development, we launched the modules that enable physicians to receive and send faxes from inside a fully functional EMR. Partnered with 4medica, we began incorporating our EMR/EHR Fax Communications Gateway in 4medica's Certified Meaningful Use Integrated Electronic Health Record (4medica iEHR®) at the end of June 2012. 4medica provides the industry's leading cloud clinical integration platform and solutions and the program will also use MMR's patented document management and imaging solution to facilitate electronic consultations for both inbound and outbound referral letters. 4medica will pay monthly minimum usage and patent licensing fees based on the size of the Gateway plus a 20% royalty on revenues generated from healthcare providers.

Under the Health Information Technology for Economic and Clinical Health Act (HITECH), which was part of the 2009 American Recovery and Reinvestment Act (stimulus bill), a core "Meaningful Use" objective requires that for physicians to qualify for government incentive payments, they need to provide more than 50% of their patients with timely electronic copies of their personal health information in Stage 1, which was superseded by the same amount of patients being provided the ability to view online, download and transmit their health information in Stage 2 by 2014. This is believed to be spurring eligible healthcare professionals to seriously focus on how they will offer Personal Health Records to their patients. In line with this, we have strategic partnerships with UST Global and Interbit Data, the latter to provide our MMRPatientView portal to users of the MEDITECH EMR system.. Although the solution is only deployed for MEDITECH at this time, we believe that it can work with virtually any EMR platform, which opens up a significant new market opportunity for us.

We plan to continue to take advantage of the burgeoning consumer health information market and leverage federal legislation and initiatives. Beyond HITECH, we believe that the healthcare reform legislation passed by Congress and signed by the President into law in March 2010 (Patient Protection and Affordable Care Act, or ACA) also represents a significant behavioral shift in how consumers will manage their healthcare because of the requirement that most everyone have insurance which starts phasing in at the start of 2014. Even after the U.S. Supreme Court ruled on June 28, 2012 to uphold most of the healthcare reform law, including the individual insurance mandate, followed by additional challenges, health reform continues to move forward. ACA does not touch directly on health IT or affect the federal incentive programs for EMR/EHR adoption, however, events anticipated by the influx of newly insured, for one, to better manage the cost of their care along with the operational and administrative efficiencies mandated by the ACA are expected to result in greater demand for health IT solutions such as those provided by MMR.

With government mandates and stimulus building both awareness and momentum for personal and electronic health records, others not directly affected by Meaningful Use incentives are driving healthcare technology to control healthcare spending. Separate from our relationships in the international marketplace, we began recalibrating our marketing and sales strategies at home in 2012 to allocate resources in these areas. These include pharmacies that can offer patients drug interaction tools within a PHR and prescription refill reminders, the patient-centered medical home where caregivers placed PHRs at the top of their list of technologies that can best support their practice issues, retailers who can use this as a tool to create stickiness and build loyalty programs at the point-of-sale, and the world of telemedicine where data from remote patient monitoring devices is transmitted by smartphones into a patient's PHR for sharing by the entire medical team, such as what we are doing with Alcatel-Lucent.

Results of Operations for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012

Revenues.

Revenues for the second quarter of 2013 were $300,549, an increase of $101,770 or 51.2% compared to $198,779 in 2012. The increase for the quarter was primarily due to higher MMRPro sales in the same period as compared to prior year. Revenues for the six months ended June 30, 2013 were $422,577, an increase of $51,000 or 13.7% compared to $371,577 in 2012. The year-to-date increase was primarily due to higher MMRPro sales, offset by lower biotech license fees which varied based on the milestones reached in the same period as compared to prior year.

Cost of revenue.

Cost of revenue decreased by $65,762, or 45.7%, from $143,873 for the second quarter of 2012 to $78,111 in 2013. Cost of revenue decreased by $214,468, or 67.3%, from $318,722 for the six months ended June 30, 2012 to $104,254 in 2013. The year-to- date decrease was primarily due to decreased website hosting fees and website maintenance and support fees. Gross profit as a percentage of revenues was $222,438, or 74.0% for the second quarter of 2013, as compared to $54,906, or 27.6% in 2012. Gross profit as a percentage of revenues was $318,323, or 75.3% for the six months ended June 30, 2013, as compared to $52,855, or 14.2% in 2012. Gross profit increased for the six months ended June 30, 2013 was primarily due to higher revenue and lower cost of revenue as compared to prior year.

Operating expenses.

Total operating expenses increased by $35,883, or 2.7%, from $1,327,200 in the second quarter of 2012 to $1,363,083 in 2013. Total operating expenses increased by $52,054, or 1.9%, from $2,783,587 in the six months ended June 30, 2012 to $2,835,641 in 2013.

General and administrative expenses increased by $216,066, or 27.4%, from $788,028 in the second quarter of 2012 to $1,004,094 in 2013. General and administrative expenses increased by $171,862, or 10.0%, from $1,721,794 in the six months ended June 30, 2012 to $1,893,656 in 2013. The year-to-date increase in 2013 as compared to 2012 was driven primarily by higher legal fees.

Sales and marketing expenses decreased by $95,949, or 21.5%, from $445,669 in the second quarter of 2012 to $349,720 in 2013. The decrease for the quarter was primarily due to lower option expense and salary expense, offset by higher marketing consulting fees. Sales and marketing expenses increased by $10,430, or 1.2%, from $898,313 in the six months ended June 30, 2012 to $908,743 in 2013.

Technology development expenses decreased by $84,234, or 90.1%, from $93,503 in the second quarter of 2012 to $9,269 in 2013. Technology development expenses decreased by $130,238, or 33.5%, from $163,480 in the six months ended June 30, 2012 to $33,242 in 2013. The year-to-date decrease in 2013 as compared to 2012 was primarily due to an overall decrease in product management expenses.

Other Income.

Other income was $10,234 for the second quarter of 2013, as compared to $0 in 2012. Other income was $10,234 for the six months ended 2013, as compared to $0 in 2012.

Interest and Other Finance Charges, Net.

We had interest and other finance charges, net of $16,541 for the second quarter of 2013, a decrease of $85,780 from $102,321 in 2012. Interest and other finance charges totaled $151,689 for the six months ended June 30, 2013, a decrease of $76,395 from $228,084 for the same period of 2012. The year-to-date decrease was primarily due to lower line of credit interest expense.

Net loss.

As a result of the foregoing, we had a net loss of $1,146,952 for the second quarter of 2013 compared to a net loss of $1,374,615 for the second quarter of 2012. We had a net loss of $2,658,773 for the six months ended June 30, 2013 compared to a net loss of $2,958,816 for the same period of 2012.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2012 financial statements for the year ended December 31, 2012 related to the uncertainty of our ability to continue as a going concern. As of June 30, 2013, our current liabilities of $9,045,638 exceeded our current assets of $650,686 by $8,394,952.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of June 30, 2013, our current liabilities exceeded our current assets by $8.4 million. We have incurred net losses of $1,146,952 and $1,374,615 for the three months ended June 30, 2013 and 2012, respectively, and $2,658,773 and $2,958,816 for the six months ended June 30, 2013 and 2012, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating our business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn including financing activities combined with growth in sales, over the next twelve months, including our existing current assets will sustain our business for approximately six months.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Seventh Amended Note (which had a balance of $1,376,065 at June 30, 2013), amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2013 are as follows: $960,666, which is included in the line of credit, related party; and $415,399 for other obligations due to The RHL Group, which is included in related party payables.

Traditionally, we have relied on the sale of stock and convertible debt as well as draws from the RHL Group line of credit to finance our activities. As of June 30, 2013, we had a line of credit with The RHL Group in the amount of $4.5 million. As of June 30, 2013, availability under this line of credit was $1.71 million. Furthermore, we may utilize portions of our standby equity facility with Granite as needed. Additionally, we raised $1,386,250 and $956,000 in convertible debt during 2013 and 2012, respectively. We expect to continue offering a limited amount of convertible debt in 2013. We also expect sales from MMRPro, our prepaid Personal Health Record cards, and fees from patent licensing agreements to generate revenue and reduce annual cash burn from operations.

Cash Flows for the six months ended June 30, 2013 compared to six months ended June 30, 2012

Net cash used in operating activities for the six months ended June 30, 2013 was $1,622,504, compared to $1,048,680 used in the similar period in 2012. In 2013, we had a net loss of $2,658,773, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, and stock compensation expense) of $862,314, less changes in operating assets and liabilities of $173,955. In 2012, cash used in operating activities included net loss of $2,958,816, less similar non-cash adjustments of $831,534, plus changes in operating assets and liabilities of $1,078,602. Compared to 2012, non-cash adjustments in 2013 were slightly lower primarily due to a decrease in stock-based compensation expense and payables accrual adjustments, offset by an increase in common stock issued for services.

Net cash used in investing activities in the six months ended June 30, 2013 and 2012 totaled $329,498 and $210,023 respectively. Compared to 2012, investing activities in 2013 were higher mainly due to an increase in costs of patents.

Net cash provided by financing activities in the six months ended June 30, 2013 and 2012 totaled $1,925,977 and $1,050,591, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes, common shares and net proceeds from draw downs on our line of credit from The RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our Chairman and Chief Executive Officer. Compared to 2012, financing activities in 2013 were higher primarily due to an increase in convertible notes and warrants activities.

As of June 30, 2013, we had cash and cash equivalents of $10,630, compared to $102,991 as of June 30, 2012.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group Note payable had a balance of $1,376,065 at June 30, 2013. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2013 are as follows: $960,666, which is included in the line of credit, related party; and $415,399 related to other obligations due to The RHL Group which are included in related party payables.

Total interest expense on this note for the three months ended June 30, 2013 and 2012 amounted to $32,449 and $38,605 respectively, and for the six months ended June 30, 2013 and 2012 amounted to $69,000 and $76,954, respectively. The unpaid interest balances as of June 30, 2013 and December 31, 2012 were 10,170 and $35,451, respectively.

Convertible Notes

From time to time, we enter into Convertible Promissory Notes. As of June 30, 2013, a total of $762,607 in convertible notes remained outstanding and the investors had not chosen to convert their note balances into shares of our common stock.

Each Note contains the following general terms and provisions:

  The principal amount owed under each note becomes due and payable one year from the investment date provided that, upon ten (10) days' prior written notice to the holder, we may, in our sole discretion, extend the maturity date for an additional six month term.
  These notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at our option.

On various dates between January 31, 2013 and March 22, 2013, we entered into fourteen different Convertible Promissory Notes with eleven different unrelated third-parties for principal amounts totaling $493,750, with fixed conversion prices ranging from $0.02 to $0.028. These notes have the option to be converted into a total of 24,035,715 shares of our common stock. The loan discount for the convertible note feature totaled $73,500 and was amortized to interest. As of June 30, 2013, all of these notes had been converted.

On various dates between April 9, 2013 and May 27, 2013, we entered into thirteen different Convertible Promissory Notes with thirteen different unrelated third-parties for principal amounts totaling $892,500 with fixed conversion prices ranging from $0.0339 to $0.08. These notes have the option to be converted into a total of 19,263,258 shares of our common stock. As of June 30, 2013, all of these notes had been converted.

The total interest expense attributed to the Notes and related warrants for the three months ended June 30, 2013 and 2012 was $10,706 and $11,537, respectively. The total interest expense attributed to the Notes and related warrants for the six months ended June 30, 2013 and 2012 was $95,507 and $47,679, respectively.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 5 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

On January 4, 2010, we entered into a Cooperation Agreement with UNIS, which we refer to as the "Cooperation Agreement". Under the Cooperation Agreement, UNIS and we agreed to form the JV for the purpose of deploying our Personal Health Record services and document imaging and management solutions in China. We own 40% of the JV and UNIS owns 60% and each party has the right to designate two members of the JV's board of directors, with the fifth member being a Chinese citizen mutually designated by us and UNIS. Under the Cooperation Agreement, board actions require the approval of more than three of the five members of the JV's board of directors and no material actions may be taken unless all board members are present and voting at the meeting.

Under the Cooperation Agreement, UNIS and us have contributed an aggregate of 50 million RMB to the joint venture, based on each party's respective ownership, in the form of intellectual property rights, equipment, brand value, cash and such other consideration as may be agreed upon by the parties. Each party's obligation to contribute to the joint venture is subject to a number of conditions, including obtaining all necessary approvals of and licenses from the Chinese government, as well as the joint venture meeting its budget, goals and objectives at the time contributions are due. Under the Cooperation Agreement, each party's contributions will be made over a period of sixty months.

For a more complete description of the terms of the Cooperation Agreement, please see Exhibit 10.26 in our annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

On July 2, 2012, we received our official business license from the Chinese government to operate the JV. The JV is officially licensed with the Chinese government and is approved to operate and generate revenue. The license enables the JV to develop medical information management software, medical information technology software, health records management systems, and provision of related services, including our Personal Health Record systems. The JV will offer its products and services to the Chinese government, hospitals, healthcare facilities, and to the public and is valid through 2042.

Our entry into the Cooperation Agreement described above constitutes the creation of a direct financial obligation.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated the Securities Exchange Act of 1934). Our internal control over financial reporting process is designed to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that accurately and fairly reflect, in reasonable detail, our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the three and six months ended June 30, 2013.

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. The Agreement contains an arbitration clause and arbitration proceedings have been completed. An appeal was filed by SCM which was recently denied without opinion remanding the underling case back to Superior Court. Counsel does not have any facts upon which to base any information regarding collectability.

On October 18, 2012, we were sued in the California Superior Court, County of Los Angeles, by Naj Allana, who has generally claimed that we owe approximately $125,000 to him and his corporation and that he is entitled to shares of our common stock. We cross-complained against Mr. Allana claiming that he breached the terms of his agreement with us. A settlement has been reached between the parties, pending final documentation of a settlement agreement.

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California. The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. Trial in this matter has been set by the court for August 2014. Counsel does not have any facts upon which to base any information regarding collectability.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California. The complaint alleges that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR subsequently withdrew the complaint per an agreement allowing MMR to the right to refile without prejudice unless an agreement is reached within a specific period of time.

On April 10, 2013, MMR Inc. filed a complaint for patent infringement against Quest Diagnostics Inc. in the United States District Court for the Central District of California. We have alleged that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. We are seeking monetary damages and other remedies.

On May 17, 2013, MMR Inc. filed a complaint for patent infringement against Jardogs, LLC in the United States District Court for the Central District of California. We have alleged that Jardogs, LLC is infringing U.S. Patent No. 8,301,466. We are seeking monetary damages and other remedies.

In 2012 a claim was made by Sunil Singhal, our former executive vice president of technology and product development for wrongful termination and breach of contract, among other employment-related matters. Mr. Singhal is seeking unspecified monetary damages. A motion to strike certain allegations of his complaint has been filed. That motion will be heard on November 1, 2013, and until the court rules on that motion, the matter will not be at issue. At present, there is insufficient information to assess factors of liability or to calculate a range of potential (although speculative) damages. These factors will be open until substantial discovery is completed. Trial has not yet been set; however, in accord with Los Angeles County Superior Court calendaring, trial will most likely be calendared for the Fall of 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 10-Q, filed with the SEC on May 15, 2013, involving sales of our securities that were not registered under the Securities Act. Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On May 9, 2013, we granted 166,667 shares of our common stock at a price of $0.06 per share to an unrelated third-party in consideration for services.

On various dates between May 10, 2013 and July 25, 2013, we entered into five different Convertible Promissory Notes (the "Notes") with four different unrelated third-parties for principal amounts totaling $171,800. The Notes have the option to be converted into a total of 4,797,933 shares of our common stock. These Notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock.

On May 28, 2013, granted a non-employee director, options to purchase an aggregate of 1,050,000 shares of common stock at a price of $0.08 per share in consideration for services. The options vest annually over three years and expire ten years from the date of issuance.

On May 28, 2013, we granted 500,000 shares of common stock at $0.08 per share to a non-employee director, as an incentive and in consideration for services rendered. All shares vest on January 10, 2014 and are forfeitable before such time.

On June 7, 2013, we granted 227,273 shares of our common stock at a price of $0.066 per share to an unrelated third-party in consideration for services.

On June 12, 2013, we granted two separate warrants to purchase 1,000,000 shares each of our common stock to an unrelated third-party in consideration for services. These warrants vest in six months and have exercise prices of $0.048 per share, and an expiration date of June 12, 2015.

On June 21, 2013, we granted 120,667 shares of our common stock at a price of $0.03 per share to an unrelated third-party as an interest payment for a convertible note.

On July 9, 2013, we granted 150,000 shares of our common stock at a price of $0.04 per share to an unrelated third-party in consideration for services.

On July 29, 2013, we granted 1,000,000 shares of our common stock at a price of $0.06 per share to an unrelated third-party in consideration for services.

On August 1, 2013, we granted 600,000 shares of our common stock at a price of $0.08 per share to an unrelated third-party in consideration for services.

On August 1, 2013, we granted 1,250,000 shares of our common stock at a price of $0.08 per share to an unrelated third-party in consideration for services.

On August 13, 2013, as part of an amendment to the Line of Credit Agreement with The RHL Group to restate the Secured Promissory Note (the "Amended Note"), we granted The RHL Group a warrant, at any time following the date of the Amended Note, a right to convert up to an aggregate of $114,088 in outstanding principal of the Credit Facility into shares of our Common Stock at a conversion price of $0.05 per share.

We generally used the proceeds of the foregoing sales of securities for repayment of indebtedness, working capital and other general corporate purposes.

Item 5. Other Information

On August 13, 2013, MMR, MMR Inc., and The RHL Group, Inc. entered into that certain Eighth Amended and Restated Promissory Note (the "Amended Note"), effective as of August 13, 2013. The Amended Note amends and restates that certain Seventh Amended and Restated Promissory Note entered into between the foregoing parties, effective April 29, 2013 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) granting The RHL Group the right to convert, at any time following the date of the Amended Note, up to an aggregate of $114,088 in outstanding principal of the Credit Facility into shares of the Company's Common Stock at a conversion price of $0.05 per share. The amendment did not change the maturity date of the Existing Note which is due to mature on April 29, 2014. There were no loan origination fees charged by, or warrants issued to, The RHL Group with respect to the Amended Note. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

Historically, the predecessor notes have, over time, increased the maximum amount of credit available under the Credit Facility from $100,000 to $1,000,000 to $3,000,000. The maximum amount of the Amended Note is $4,500,000. The Amended Note continues to bear interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the Existing Note) by a Security Agreement, which has been in effect since July 31, 2007, as renewed and amended to date (the "Security Agreement"). As of April 30, 2013, the Amended Note had an Unpaid Balance of $2,852,523, which was increased to $2,794,632 as of June 30, 2013. The foregoing description of the Amended Note and Security Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Note and Security Agreement, copies of which will be filed with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as Exhibit 10.1.

Item 6. Exhibits
Exhibit Number	Exhibit Description

10.1	* Eighth Amended and Restated Secured Promissory Note dated August 13, 2013 by and between MMR and The RHL Group, Inc.

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
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

Date: August 14, 2013

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	* Eighth Amended and Restated Secured Promissory Note dated August 13, 2013 by and between MMR and The RHL Group, Inc.

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
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