Form 10-Q
period 2013-09-30
MMRGlobal, Inc.
filed 2013-11-14
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2013, the issuer had 638,387,966 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	30

Part II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

Signatures		33

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$6,578	$36,655
Accounts receivable, less allowances of $80,000 in 2013 and 2012	461,955	404,024
Inventory	49,581	2,865
Prepaid expenses and other current assets	169,413	108,360
Total current assets	687,527	551,904

Long-term investments
Investment in equity securities, at cost	350,000	56,000
Total long-term investments	350,000	56,000

Property and equipment, net	42,306	20,301
Deposits	-	3,370
Intangible assets, net	1,614,236	1,347,859
Total assets	$2,694,069	$1,979,434

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$983,279	$1,045,947
Related party payables	1,117,949	1,328,533
Compensation payable	384,439	206,548
Severance liability	620,613	620,613
Accounts payable and accrued expenses	5,140,232	3,985,741
Deferred revenue	57,992	24,531
Convertible notes payable, net	954,846	763,857
Notes payable, current portion	325,343	375,343
Notes payable, related party	196,921	242,921
Capital leases payable, current portion	7,161	-
Total current liabilities	9,788,775	8,594,034

Capital leases payable, less current portion	15,759	-
Total liabilities	9,804,534	8,594,034

Commitments and contingencies (See Note 5)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 632,029,838 and 522,152,225 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	632,021	522,144
Additional paid-in capital	51,294,880	46,998,534
Accumulated deficit	(59,037,366)	(54,135,278)
Total stockholders' deficit	(7,110,465)	(6,614,600)
Total liabilities and stockholders' deficit	$2,694,069	$1,979,434

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Subscriber	$32,542	$31,017	$149,412	$130,943
MMRPro	25,716	314,804	263,313	425,083
License fees	54,311	-	61,011	100,000
Other income	-	-	61,410	61,372
Total revenues	112,569	345,821	535,146	717,398
Cost of revenues	93,825	101,727	198,079	420,449
Gross profit	18,744	244,094	337,067	296,949
General and administrative expenses	1,500,914	960,278	3,394,570	2,682,072
Sales and marketing expenses	459,353	643,291	1,368,096	1,541,604
Technology development	25,214	54,109	58,456	217,589
Loss from operations	(1,966,737)	(1,413,584)	(4,484,055)	(4,144,316)
Other income	6,650	-	16,884	-
Interest and other finance charges, net	(283,229)	(113,131)	(434,918)	(341,215)
Net loss	$(2,243,316)	$(1,526,715)	$(4,902,089)	$(4,485,531)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	622,461,551	446,047,171	589,935,992	398,815,354

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013		2012
	(Unaudited)		(Unaudited)
Operating activities:
Net loss	$(4,902,089)		$(4,485,531)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	176,044		167,600
Warrants issued for services	366,777		134,272
Stock-based compensation	415,431		655,124
Common stock issued for services	740,280		427,702
Amortization of loan discount	265,664		103,902
Loan commitment fee amortization	-		918
Subtotal - Non-cash adjustments	1,964,196		1,489,518
Effect of changes in:
Accounts receivable	(457,512)		(139,643)
Inventory	2,865		41,726
Prepaid expenses and other current assets	(61,053)		132,959
Deposits	3,370		-
Accounts payable and accrued expenses	1,164,427		988,400
Related party payables	(99,955)		233,235
Compensation payable	177,891		63,187
Deferred revenue	33,461		37,424
Subtotal - net change in operating assets & liabilities	763,494		1,357,288
Net cash used in operating activities	(2,174,399)		(1,638,725)

Investing activities:
Purchase of property and equipment	-		(555)
Filing of patents	(370,346)		(206,386)
Costs of continuing MMRPro and website development	(60,250)		(61,995)
Net cash used in investing activities	(430,596)		(268,936)

Financing activities:
Net proceeds from convertible notes	1,879,300		781,995
Net proceeds from warrant exercises	70,000		59,500
Proceeds from equity line of credit	828,952		865,999
Proceeds from note payable	54,000		520,771
Payments of note payable	(90,000)		(399,100)
Proceeds from line of credit	-		15,000
Payments of line of credit	(156,425)		(204,895)
Payments of capital lease	(10,909)		-
Net cash provided by financing activities	2,574,918		1,639,270
Net decrease in cash	(30,077)		(268,391)
Cash, beginning of period	36,655		311,103
Cash, end of period	$6,578		$42,712

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,860		$80,576
Cash paid for income taxes	$3,882		$4,894
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock	$1,582,919		$767,182
Receipt of Investment in equity securities in lieu of cash	$350,000	$
Cancellation of investment in equity securities	$56,000		$-
Acquisition of assets through capital lease	$35,829		$-
Payment of accounts payable and related party payables through issuance of common stock	$576,882		$373,214

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

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

Through our wholly-owned operating subsidiary MyMedicalRecords, Inc. ("MMR Inc."), we provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, serving consumers, healthcare professionals, retailers, employers, insurance companies, financial institutions, and professional organizations and affinity groups. Our PHR, marketed both directly via our website at www.mymedicalrecords.com and as a private-label service, enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using an Internet-connected device. The MyMedicalRecords PHR is built on proprietary, patented and patent-pending technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. We also offer the MyEsafeDepositBox service which provides secure online storage for vital financial, legal and insurance documents in addition to medical records using the same patented technologies that drive the MyMedicalRecords PHR service.

Our professional offering, MMRPro, is an end-to-end electronic document management and imaging system designed to give physicians' offices, community hospitals and surgery centers, and other organizations an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in a timely manner through an integrated patient portal, MMRPatientView. The MMR Stimulus Program is offered with the MMRPro product offerings to help healthcare professionals recoup some or all of the cost of digital conversion of patient charts when they upgrade patients from the free MMRPatientView portal to a full-featured MyMedicalRecords PHR. In addition, in January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti-CD20 antibodies and data and samples from the FavId™/Specifid™ vaccine clinical trials for the treatment of B-cell Non- Hodgkin's lymphoma.

Since 2005, MMR Inc. began filing for patent protection for its health IT products and services. Our health IT patent portfolio, through the recent quarter includes eight U.S. patents (with over 200 issued claims), 20 pending U.S. patent applications (with over 400 claims), seven international patents including two in Australia with others in New Zealand, Singapore, Japan, Canada and Mexico, and 15 other pending patent applications in foreign countries. These patents give us a unique marketplace position in Personal Health Records, being well-positioned to benefit from the growth in health IT globally. The full term of our health IT patents will not expire until September 12, 2025 or after. We also own a portfolio of biotech patents which MMR acquired from the Merger with Favrille which include, but are not limited to, data from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies. As a result of the issuance of these patents, our business is evolving to include both an operating entity and a licensor of intellectual property.

On March 8, 2011, we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including our patents, anti-CD 20 antibodies, and FavId vaccine technologies acquired by MyMedicalRecords, Inc. through the merger with Favrille. As of this date the assets have not been transferred to the subsidiary.

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

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended September 30, 2013 are not indicative of the results that may be expected for the fiscal year ending December 31, 2013. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Going Concern and Management's Plan

As of September 30, 2013, our current liabilities exceeded our current assets by $9.23 million. Furthermore, during the nine months ended September 30, 2013, we incurred losses of $4.84 million, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report on Form 10-Q.

At September 30, 2013 and December 31, 2012, we had $6,578 and $36,655, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold convertible debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Eighth Amended and Restated Note effective August 13, 2013 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1.31 million at September 30, 2013 and a total Unpaid Balance (as defined in the Line of Credit) of $2.73 million, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Eighth Amended and Restated Note and the First Amended Security Agreement dated June 26, 2012 (the "Security Agreement"). As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2013 are as follows: $0.98 million, which is included in the line of credit, related party; and $0.33 million related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding our going concern is to continue utilizing the Line of Credit. At September 30, 2013, there was approximately $1.77 million available under the Line of Credit. Furthermore, we plan to utilize portions of our standby equity facility with Granite State Capital LLC ("Granite") as needed. Finally, we plan to sell additional convertible debt and equity securities, settle our existing liabilities through the issuance of equity securities, explore other debt financing arrangements, increase our existing subscriber and affiliate customer base, sell our products and services, and collect licensing fees from parties utilizing our intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products of increase licensing fees from the use of our intellectual property, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $6,578 and $36,655 as of September 30, 2013 and December 31, 2012, respectively.

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

(d) INVESTMENT

We account for our long-term investments in accordance to ASC 325-20. As of September 30, 2013, we own $350,000 in equity securities in VisiInc. The cost method is used to account for this investment due to our small ownership percentage in the investee.

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

(f) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013 and December 31, 2012, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the nine months ended September 30, 2013 and 2012.

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

We grant exclusive licenses for the sale and marketing of our services in international territories in consideration of license fees and ongoing royalties. The royalty fee is usually a percentage of revenue earned by the licensee and there are usually certain minimum guarantees. We defer the recognition of license fee revenues received in advance from international licensees for the grant of the license and recognize them over the period covered by the agreement. We defer the recognition of minimum guaranteed royalty payments received in advance and recognize them over the period to which the royalty relates. We include all such revenues under "License Fees." In those cases where a license agreement contains multiple deliverables, we account for the agreement in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.

We recognize revenue on sales of our MMRPro system in accordance with ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. We have also adopted Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition (Topic 605): Multiple- Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force" effective January 1, 2010.

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

(i) SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with ASC 718-20, Awards Classified as Equity. We apply ASC 718- 20 in accounting for stock-based awards issued to employees under the recognition of compensation expense related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

We account for options and warrants issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non- Employees. We treat options and warrants issued to non-employees the same as those issued to employees with the exception of determination of the measurement date. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Options and warrants granted to consultants are valued at their respective measurement dates, and recognized as an expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, we will revalue the associated options and warrants and recognize additional expense based on their then current values.

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the nine months ended September 30, 2013 and 2012 using the following assumptions.

	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	120.51% - 122.72%	144.34% - 148.34%
Risk free interest rate	0.04% - 1.38%	0.35%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 201,195,775 shares for the three and nine months ended September 30, 2013, and 111,249,836 shares for the three and nine months ended September 30, 2012, respectively.

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

NOTE 3 - RELATED PARTY PAYABLES, LINE OF CREDIT AND NOTE PAYABLE

On June 22, 2012, we and The RHL Group entered into a Sixth Amended and Restated Promissory Note (the "Sixth Amended Note"). The Sixth Amended Note amended and restated the Fifth Amended Note by extending the maturity date of the Existing Note for one year to April 29, 2013 based on the original maturity date of the Fifth Amended Note of April 29, 2012. The Sixth Amended Note did not materially alter the terms of the Fifth Amended Note other than for the fact that there were no loan origination fees charged by The RHL Group on this renewal. In connection with the Sixth Amended Note, we issued The RHL Group warrants to purchase 2,852,200 shares of our common stock at $0.02 per share. Such warrants are fully vested and are exercisable either in cash or on a cashless basis at any time prior to the fifth anniversary of the date of issuance.

On July 30, 2012, we and The RHL Group entered into a Seventh Amended and Restated Promissory Note (the "Seventh Amended Note") which amended and restated the Sixth Amended and Restated Note. The Seventh Amended Note amends and restates the Sixth Amended Note and together with its predecessor notes, the "Credit Facility" or the "Line of Credit"), by: (i) increasing the amount available under the Credit Facility from $3,000,000 to $4,500,000 to accommodate the additional financing needs of us and/or MMR Inc.; and (ii) granting The RHL Group the right to convert, at any time following the date of the Seventh Amended Note, up to an aggregate of $500,000 in outstanding principal of the Credit Facility into shares of our Common Stock at a conversion price of $0.02 per share. The amendment retained the maturity date of the Sixth Amended Note which was set to mature on April 29, 2013. There were no loan origination fees charged by, or warrants issued to, The RHL Group with respect to the Seventh Amended Note. Except as set forth above, the Seventh Amended Note does not materially altered the terms of the Sixth Amended Note.

On August 13, 2013, we and The RHL Group entered into an Eighth Amended and Restated Promissory Note (the "Amended Note"), effective as of August 13, 2013. The Amended Note amends and restates that certain Seventh Amended Note entered into between the foregoing parties, effective April 29, 2013 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) extending the maturity date to April 29, 2014; (ii) requiring a $1,000 per month minimum payment. In connection with the Eighth Amended Note, we issued The RHL Group warrants to purchase 2,852,200 shares of our common stock at $0.04 per share. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

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

The Eighth Amended Note had a balance of $1.31 million at September 30, 2013. The components of the Eight Amended Note and the related balance sheet presentation as of September 30, 2013 are as follows: $0.98 million, which is included in the line of credit, related party; and $0.33 million for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the three months ended September 30, 2013 and 2012 amounted to $32,613 and $39,201, respectively. Total interest expense on the Line of Credit for the nine months ended September 30, 2013 and 2012 amounted to $101,613 and $116,155, respectively. The unpaid interest balances as of September 30, 2013 and December 31, 2012 were $32,783 and $35,451, respectively.

In conjunction with the Eighth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after September 30, 2013. Since we did not meet these covenants as of September 30, 2013, we received a waiver from The RHL Group until December 1, 2013.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109), we performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of September 30, 2013.

MMR Inc., in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMRGlobal has based this on an expectation that the combined entity will generate net operating losses in 2013, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and nine months ended September 30, 2013.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2014. Effective September 1, 2013, we entered into a lease agreement to lease office space in Los Angeles, California which expires August 31, 2018. The lease currently requires a monthly payment of $8,500. Total rent expense for the three months ended September 30, 2013 and 2012 were $24,840 and $37,594, respectively. Total rent expense for the nine months ended September 30, 2013 and 2012 were $76,615 and $93,052, respectively.

Future minimum lease payments as of September 30, 2013, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2013 (Remainder of)	$24,750	$3,524
2014	147,125	15,759
2015	170,500	-
2016	187,550	-
2017	206,305	-
and there after	146,410	-
Total minimum lease payments	$882,640	$19,283

Guarantee provided by The RHL Group

On May 6, 2011, the RHL Group agreed to guarantee up to $250,000 in payments to a vendor for future services to be rendered. In consideration of this guarantee, the RHL Group received (i) a warrant to purchase 625,000 shares of our common stock, at an exercise price of $0.046 per share, which was the closing price of our common stock on the date of the transaction, and (ii) 125,000 shares of our common stock priced as of the same date. In the event that the RHL Group has to perform on this guarantee, interest on any outstanding balance paid to the vendor by the RHL Group will be added to the balance of the Amended Note or any subsequent renewals. Additionally, any balances due to this vendor at any given time will reduce the amount available under the Amended Note or any subsequent renewals. The warrants and shares were issued on November 11, 2011 to the RHL Group.

On July 31, 2012, the RHL Group entered into guarantee agreements to guarantee certain obligations of MMRGlobal in the amount of $1,014,629. In consideration of this guarantee, the RHL Group received a warrant to purchase 3,055,432 shares of our common stock at an exercise price of $0.02 per share, which was the closing price of our common stock on the date of the transaction.

Guarantee provided by Robert H. Lorsch

On February 17, 2012, Mr. Lorsch agreed to guarantee a convertible note to a third-party only in the event that we fail to issue shares pursuant to a notice of conversion provided by that third-party. As of September 30, 2013, the Note had an outstanding balance of $25,000.

Concentrations

For the three months ended September 30, 2013, our two largest customers (VisiInc. at $15,106 and Olympia at $50,000) accounted for approximately 57% of our total revenue.

For the nine months ended September 30, 2013, our two largest customers (VisiInc. at $286,515 and Olympia at $50,000) accounted for approximately 63% of our total revenue.

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

On December 9, 2011, MyMedicalRecords, Inc. ("MMR") entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. The Agreement contains an arbitration clause and arbitration proceedings have been completed. An appeal was filed by SCM which was recently denied without a published opinion remanding the underling case back to Superior Court. Remittitur to Superior Court occurred on September 4, 2013. Counsel does not have any facts upon which to base any information regarding collectability.

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California seeking monetary damages and other remedies. The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. Trial in this matter has been set by the court for August 2014. Counsel does not have any facts upon which to base any information regarding collectability.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California seeking monetary damages and other remedies. The complaint alleges that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR subsequently withdrew the complaint per an agreement allowing MMR to the right to re-file without prejudice unless an agreement is reached within a specific period of time. On August 27, 2013, MMR terminated the agreement with WebMD. On October 2, 2013, MMR filed a complaint against WebMD alleging infringement of U.S. Patent Nos. 8,301,466 and 8,498,883. Counsel does not have any facts upon which to base any information regarding collectability.

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc. in the United States District Court for the Central District of California seeking monetary damages and other remedies. We have alleged that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. On October 11, 2013, MMR filed an unopposed motion to add a claim of infringement of U.S. Patent 8,498,883 to its complaint against Quest, which was approved by the Court on October 30, 2013. MMR filed its first amended complaint against Quest alleging infringement of both the 8,301,466 and the 8,498,883 patents on October 30, 2013. Counsel does not have any facts upon which to base any information regarding collectability.

On May 17, 2013, MMR filed a complaint for patent infringement against Jardogs, LLC in the United States District Court for the Central District of California seeking monetary damages and other remedies. We have alleged that Jardogs, LLC is infringing U.S. Patent No. 8,301,466. On October 4, 2013, MMR filed a motion to amend the complaint to add Allscripts Healthcare Solutions Inc. ("Allscripts") as a party defendant and to allege Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. On November 2, 2013 the Court approved the motion to amend the Jardogs complaint to add Allscripts as a party and to include claims of infringement of the 8,301,466 and the 8,498,883 patents against Allscripts. Counsel does not have any facts upon which to base any information regarding collectability.

On September 23, 2013, MMR filed a complaint for patent infringement against Allscripts titled MyMedicalRecords, Inc. v. Allscripts Healthcare Solutions Inc., United States District Court, Central District of California seeking monetary damages and other remedies. The complaint alleges Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. Pursuant to the Court's November 2, 2013 order discussed above, the claims against Allscripts will be included in the Jardogs action.

In 2013, Sunil Singhal, the company's former executive vice president of technology and product development, filed a claim in Superior Court of Los Angeles County, California, against the company for breach of his employment contract and for other employment-related matters. The complaint has been tendered to the Company's Employment Practices Liability Insurance Carrier (EPLI), and the company is being defended under a reservation of rights. A motion to strike certain allegations of his complaint was granted by the Superior Court. The Company's answer, which will deny all claims and assert certain affirmative defenses, is due to be filed by mid-December. At present there is insufficient information to assess factors of liability or to calculate a range of potential damages, and those damages that the claimant seems to be seeking appear to be highly speculative. Questions of liability and damages will remain open until discovery is completed. The Superior Court has yet to set a trial date; but in accord with the schedules and budgeting of the Los Angeles Superior Court, a trial date of last 2014 or early 2015 seems likely.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. As of September 30, 2013, and December 31, 2012, there were no shares of preferred stock issued and outstanding.

Common Stock

As of September 30, 2013, we are authorized to issue 1,250,000,000 shares of common stock.

On May 24, 2012, we filed a registration statement on Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares offered sale under the registration statement, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents related to the registration statement. Subject to the terms and conditions of the agreement with Granite, we have the right to put up to $15 million in shares of our common stock to Granite. As of September 30, 2013, the amount available under the equity line facility was $15 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of September 30, 2013, the total shares of our common stock issued and outstanding amounted to 632,029,838.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

Our 2001 Equity Incentive Plan (the "2001 Plan") expired on June 5, 2011 and no options were issued under the 2001 Plan since that date. As of September 30, 2013, 17,634,557 shares remain issued under the 2001 Plan.

On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the 2001 Plan under the same general terms as the 2001 Plan. On June 20, 2012, our stockholders voted and approved the 2011 Equity Incentive Plan (the " 2011 Plan") at our 2012 Annual Stockholder Meeting. As of September 30, 2013, 34.6 million shares remain issued under the 2011 Plan, and 22.4 million shares of our common stock are reserved for future issuance under our 2011 Plan, which includes an automatic 5 million share annual increase pursuant to the terms of the 2011 Plan and a 20 million share increase authorized during our 2013 Annual Stockholder's Meeting.

On May 28, 2013, we granted Mr. Royston, a non-employee director, options to purchase an aggregate of 1,050,000 shares of common stock at a price of $0.08 per share in consideration for services. The options vest annually over three years and expire ten years from the date of issuance, and were granted pursuant to the 2011 Plan.

A summary of option activity for the nine months ended September 30, 2013 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2012	42,157,551	$0.11	5.93	$-
Granted	1,050,000	$0.08	-	$-
Exercised	(717,461)	$0.10	-	$-
Cancelled	(3,548,368)	$-	-	$-
Outstanding at September 30, 2013 (Unaudited)	38,941,722	$0.10	5.35	$7,500

Vested and expected to vest
at September 30, 2013 (Unaudited)	38,941,722	$0.10	5.35	$7,500

Exercisable at September 30, 2013 (Unaudited)	32,866,722	$0.11	4.74	$3,750

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expenses recorded during the three months ended September 30, 2013 and 2012 were $69,728 and $208,444, respectively.

Total stock option expenses recorded during the nine months ended September 30, 2013 and 2012 were $177,931 and $655,124, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.05 - 0.09	13,200,000	8.20	$0.07	7,125,000	7.81	$0.07
	$0.10 - 0.15	23,111,461	3.74	$0.11	23,111,461	3.74	$0.11
$	> 0.15	2,630,261	5.22	$0.19	2,630,261	5.22	$0.19
		38,941,722			32,866,722

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

On August 13, 2013, we granted the RHL Group a warrant to purchase 2,852,200 shares of our common stock in connection with the renewal of the line of credit through the Eighth Amended Note. This warrant has an exercise price of $0.04 per share, with a contractual life through August 13, 2018, vests at commencement.

On August 15, 2013, we granted an unrelated third-party a warrant to purchase 900,000 shares of our common stock in consideration for services. The warrant vests quarterly over a year and have an exercise price of $0.06 per share, and an expiration date of August 15, 2018.

On various dates between August 14, 2013 and September 18, 2013, we granted three different unrelated third-parties three different warrants to purchase up to 12,000,000 shares of our common stock at an average price per share of $0.04. The Warrants vest immediately and have expiration dates of November 18, 2013, December 18, 2013, January 18, 2013, September 13, 2015, and August 14, 2018.

A summary of the activity of our warrants for the nine months ended September 30, 2013 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2012	66,329,641	$0.09
Granted	27,452,200	$0.06
Exercised	(5,000,000)	$0.03
Cancelled	(9,210,000)	$0.11
Outstanding at September 30, 2013 (Unaudited)	79,571,841	$0.08

Exercisable at September 30, 2013 (Unaudited)	68,263,508	$0.08

Total warrant expenses recorded during the three months ended September 30, 2013 and 2012 were $215,222 and $103,332, respectively.

Total warrant expenses recorded during the nine months ended September 30, 2013 and 2012 were $346,777 and $323,493, respectively.

The following summarizes the total warrants outstanding and exercisable as of September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.03 - $0.25	79,071,841	2.05	$0.08	67,763,508	2.60	$0.08
$0.25 - $2.50	500,000	0.25	$0.35	500,000	0.83	$0.35

	79,571,841			68,263,508

The inputs used for the Black-Scholes option and warrant valuation model were as follows:

	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	120.51% - 122.72%	144.34% - 148.34%
Risk free interest rate	0.04% - 1.38%	0.35%
Expected dividends	None	None
Forfeiture rate	0%	0%

Shares Issued for Services or Reduction to Liabilities

During the nine months ended September 30, 2013, we issued 13,868,540 shares of common stock with a value of $0.74 million to various third parties and charged the proceeds to the appropriate accounts for the following reasons:

	Nine-Months Ended September 30, 2013 (Unaudited)

Purpose	Shares	Value

Services Provided	13,868,540	$740,280

Totals	13,868,540	$740,280

The 13,868,540 issued shares were not contractually restricted. However, as these shares have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

Stock Bonus Agreements

From time to time, we issue shares of our common stock as a bonus for services rendered. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. On May 10, 2013, we granted a total of 7,250,000 shares of common stock at $0.06 per share to eight employees, two consultants and four directors as an incentive and in consideration for services rendered. All shares from this grant vest on January 10, 2014 and are forfeitable before such time. On May 28, 2013, we granted an additional 500,000 shares of common stock at $0.08 per share to a director as an incentive and in consideration for services rendered. All shares from this grant vest on January 28, 2014 and are forfeitable before such time. On each grant date, we valued the stock bonus based on the share price and the expenses were amortized using the straight line method. Total stock bonus expenses recorded during the three and nine months ended September 30, 2013 were $178,125 and 237,500, respectively, and are reflected in operating expenses in the accompanying consolidated statements of operations.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:
	September 30,	December 31,
	2013	2012
	(Unaudited)

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short term loan due to a third-party with no stated interest	-	50,000

Notes payable, current portion	$325,343	$375,343

Short term loan due to a related-party	146,921	192,921

Short term loan due to a related-party	50,000	50,000

Notes payable related party, current portion	$196,921	$242,921

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of September 30, 2013, a total of $1.1 million in convertible notes remained outstanding with unamortized discounts of $0.16 million, for a net balance of $0.96 million. The note holders have chosen not to convert their note balances into shares of our common stock as of September 30, 2013.

Each Note contains the following general terms and provisions:

  The principal amount owed under each note becomes due and payable one year or less from the investment date provided that, upon ten (10) days' prior written notice to the holder, we may, in our sole discretion, extend the maturity date for an additional six month term. The Notes can be further extended upon mutual agreement.
  These notes bear interest at a rate of 6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at our option.

During the first quarter of 2013, we entered into 14 different Convertible Promissory Notes with 11 different unrelated third-parties for principal amounts totaling $0.49 million, with fixed conversion prices ranging from $0.02 to $0.028. These notes have the option to be converted into a total of 24,035,715 shares of our common stock. As of June 30, 2013, all of these notes had been converted.

During the second quarter of 2013, we entered into 13 different Convertible Promissory Notes with 13 different unrelated third- parties for principal amounts totaling $0.89 million with fixed conversion prices ranging from $0.0339 to $0.08. These notes have the option to be converted into a total of 19,263,258 shares of our common stock. As of June 30, 2013, all of these notes had been converted.

During the third quarter of 2013, we entered into seven different Convertible Promissory Notes with seven different unrelated third-parties for principal amounts totaling $0.52 million with fixed conversion prices ranging from $0.0265 to $0.035. These notes have the option to be converted into a total of 17,691,199 shares of our common stock. As of September 30, 2013, four notes with total principal of $0.17 million have been converted.

During the third quarter, pursuant to ASC 470-20, we recognized the intrinsic value of the embedded beneficial conversion feature of $0.24 million as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible notes. During the third quarter, $0.08 million of the discount was expensed to interest. The discount is expensed over the term of the loan to increase the carrying value to the face value of the loan.

For the nine months ended September 30, 2013, we recognized the intrinsic value of the embedded beneficial conversion feature of $0.37 million as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible notes. For the nine months ended September 30, 2013, $0.21 million of the discount was expensed to interest.

The total interest expense attributed to the Notes and related warrants for the three months ended September 30, 2013 and 2012 was $198,380 and $24,989, respectively. The total interest expense attributed to the Notes and related warrants for the nine months ended September 30, 2013 and 2012 was $265,664 and $72,668, respectively.

NOTE 10 - RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, Favrille, Inc. had provided notices under the Federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former Favrille employees amounted to $1,682,416. On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 warrants issued to creditors, we issued warrants as settlement of $985,020 of these amounts. In addition, we signed promissory notes with certain former executives totaling $76,783, which notes are payable in full on August 31, 2009 (see Note 8). No payments were made during the nine months ended September 30, 2013.

As of September 30, 2013, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non- executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax. No payments were made during the nine months ended September 30, 2013 on these severance liabilities.

During the period from January 27, 2009 through June 30, 2009, we entered into a series of settlement agreements with certain vendors of Favrille pursuant to the Creditor Plan, pursuant to which we settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355 payable in 18 monthly installments starting on July 27, 2009 (see Note 8). No payments were made during the nine months ended September 30, 2013.

NOTE 11 - RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 16.6% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Eight Amended Note and all predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $12,500 during the three months ended September 30, 2013 and 2012 and $37,500 during the nine months ended September 30, 2013 and 2012, toward marketing consulting services from Bernard Stolar, a director. We included $92,005 and $41,250 in related party payables as of September 30, 2013 and December 31, 2012, respectively, in connection with these services.

We also incurred $0 and $12,500 during the three months ended September 30, 2013 and 2012 and $16,667 and $37,500 during the nine months ended September 30, 2013 and 2012, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of September 30, 2013 and December 31, 2012 of $0 and $58,667, respectively, in connection with these services. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

We also incurred $0 and $0 during the three months ended September 30, 2013 and 2012, respectively and $0 and $394 during the nine months ended September 30, 2013 and 2012, respectively, for consulting services from Jack Zwissig, a director. We included in related party payables as of September 30, 2013 and December 31, 2012 of $14,876 and $13,376, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended September 30, 2013 and 2012, the total expenses relating to this stockholder amounted to $30,000 and $15,000, respectively and $90,000 and $156,117 during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the total amounts due to the stockholder and included in related party payables amounted to $336,800 and $447,429, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, managing partner of E-Mail Frequency, LLC, who is also a significant stockholder of ours. We license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee and included in the prepaid expenses and other current assets as of December 31, 2009, less amortization of $12,500 included in operating expensed for the year ended December 31, 2009. Amortization expense for the three months ended September 30, 2013 and 2012 was $12,500, and amortization expense for the nine months ended September 30, 2013 and 2012 was $37,500. In addition, we incurred a total of $0 and $7,015 during the three months ended September 30, 2013 and 2012, respectively, and we incurred a total of $15,020 and $20,893 during the nine months ended September 30, 2013 and 2012, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at September 30, 2013 and December 31, 2012 of $69,595 and $49,595, respectively. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $14,808 and $87,000 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2013 and 2012, respectively. Furthermore, on January 6, 2010, we entered into 12% Convertible Promissory Notes with Mr. Loftus for a principal amount totaling $400,000 and warrants to purchase our common stock, which Mr. Loftus immediately converted both into shares of our common stock, for a total 8,860,606 shares of our common stock. On July 26, 2010 and September 21, 2010, we entered into 6% Convertible Promissory Notes with Mr. Loftus for a total principal amount of $450,000 and warrants to purchase the our common stock. On April 15, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $156,436 and warrants to purchase our common stock. On July 19, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 15, 2009 to provide licensor a non-exclusive right to target, market and sell into the Employee Benefits market.

NOTE 12 - SUBSEQUENT EVENTS

On October 2, 2013, MMR announced that two additional patents will be granted for its B-cell vaccine technologies. MMR has been notified it will receive another U.S. patent protecting methods of making compositions for B-cell vaccines pursuant to a Notice of Allowance from the United States Patent and Trademark Office. The patent, U.S. Serial No. 3/293,495 entitled "Method and Composition for Altering a B- cell Mediated Pathology," will represent the fourth U.S. manufacturing patent that covers the methods of making compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer. Earlier this month, MMR also received a Notice of Allowance in Mexico for protecting the same technology, Mexico Serial No. MX/a/2012/009182 entitled "Method and Composition for Altering a B-cell Mediated Pathology." This will be the third issued patent in Mexico to protect this technology.

On October 3, 2013, MMR announced the filing on October 2, 2013, of a complaint for infringement of two of MMR's U.S. patents against WebMD Health Corp. and WebMD Health Services Group, Inc. (collectively "WebMD") which was filed in United States District Court for the Central District of California, case number CV13-7285 (CAS/ASx). The complaint alleges that WebMD is infringing on two of MMR's Personal Health Records (PHR) patents, specifically U.S. Patent No. 8,301,466 (the '466 Patent) and U.S. Patent No. 8,498,883 (the '883 Patent), and as a result, MMR is seeking monetary damages as well as a permanent injunction.

On November 4, 2013, MMR announced that the United States District Court, Central District of California, granted the MMR's motion to consolidate its complaint for patent infringement against Allscripts Healthcare Solutions, Inc. with its previously filed complaint against Jardogs, LLC. The order was granted on November 1, 2013, Case No. 2:13-cv-03560-ODW (SHx), and is available on the court's website http://www.pacer.gov. Two days earlier the court also approved MMR's request to amend its complaint against Quest Diagnostics Inc., Case No. CV-13-02538-CBM (MNx) to add a second patent, U.S. Patent No. 8,498,883, entitled "Method for Providing a User with a Service for Accessing and Collecting Prescriptions." The Allscripts/Jardogs and Quest Diagnostics complaints each now involve two MyMedicalRecords U.S. patents: U.S. Patent No. 8,301,466, entitled "Method and System for Providing Online Records," and U.S. Patent No. 8,498,883, entitled "Method for Providing a User with a Service for Accessing and Collecting Prescriptions."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the description of our business appearing in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013 (the "Form 10-K"). This discussion contains forward-looking statements, which inherently involve risks and uncertainties. Please see "Cautionary Note Regarding Forward- Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

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

  Our ability to monetize our Health Information Technology patents and other IP
  Our ability to maximize our legacy biotechnology assets and otherwise protect our intellectual property assets;
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

Overview

Background

We provide secure and easy-to-use online Personal Health Records ("PHRs") electronic safe deposit box storage solutions, and document management and imaging systems for healthcare professionals. Our MyMedicalRecords PHR, which we sell to consumers, healthcare professionals, retailers, employers, insurance companies, professional organizations and affinity groups, enables individuals and families to safely maintain and access copies of their medical records and other important documents such as birth certificates, passports, insurance policies and wills, anytime from anywhere using the Internet. The MyMedicalRecords Personal Health Record is built on proprietary, patented technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account. MMR also offers the MyEsafeDepositBox service which provides secure online storage for vital financial, legal and insurance documents in addition to medical records using the same patented technologies that drive the MyMedicalRecords PHR service. Our professional offering, MMRPro, is designed to give physicians' offices an easy and cost-effective solution to digitizing paper-based medical records and securely sharing them online with patients in a timely manner.

MyMedicalRecords, Inc. currently has health IT patents issued, pending and applied for in the United States and 11 additional countries or regional authorities of commercial interest, including Australia, Singapore, New Zealand, Mexico, Japan, Canada, Hong Kong, China, South Korea, Israel and Europe. Our health IT patents were applied for as early as 2005, and since receiving the first notices of allowance for our U.S. patents in late 2011, the United States Patent and Trademark Office has issued us a total of eight patents. An additional Notice of Allowance was received on August 22, 2013 for our ninth U.S. patent. We believe that the Company's IP along with the remaining pending and applied for claims create an opportunity for us which we are looking to leverage through licensing agreements in the international marketplace. For a description of our patents, see Intellectual Property section below.

Source of Revenues

MMR remains focused on its primary Health IT business of selling the MyMedicalRecords PHR and MMRPro document and imaging systems for healthcare professionals. MMR has numerous patents issued, pending or applied for pertaining to provisioning of online medical and Personal Health Records in 12 countries of commercial interest including the U.S. As of this point in time the Company has filed five significant patent infringement complaints against Walgreens, Quest Diagnostic, Jardogs, WebMD and Allscripts in an effort to enforce its global intellectual property rights and protect and expand its brand. The Company is also in negotiations with several major providers of HIT products and services regarding licensing its IP to companies that have not been named as defendants in the five existing patent infringement suits. Notwithstanding those infringement matters where complaints have been filed, the Company continues to focus on settlement of infringement matters wherever possible. Such settlements may include the purchasing and reselling of the Company's products and services in addition to payments of significant license fees. As a result the Company's primary business has evolved into both selling its MyMedicalRecords PHR and MMRPro document and imaging systems while also actively working on licensing its domestic and international patent portfolio as a practicing entity, strategic partner, and provider of HIT products and services pursuant to existing non-disclosure agreements, which are customary when negotiating these types of significant and complex license agreements.

We also derive our revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents, as well as international licensing of our products and services. We offer our services to subscribers either on a direct subscription basis or an "access" basis through various types of organizations including direct sales, affinity and membership groups, healthcare organizations and retailers, and in both cases, we record these revenues under "Subscriber" in our income statement. On a direct subscription basis, which we use when we market our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with either on a monthly or annual plan. On an access basis, which we currently use only with corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a monthly fee to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually enroll. During the three and nine months ended September 30, 2013, we received $91,490, and $116,870 from subscriber revenues, respectively, which represents 29.4% and 27.0% of our revenues for such periods, respectively.

We also derive our revenues from the sale of our MMRPro system, which includes a scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and product warranties. Installation and training are provided as part of the sales agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. We allocate the revenue derived from these arrangements among all the deliverables, based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. During the three and nine months ended September 30, 2013, we recognized $205,359, and $237,597 from MMRPro revenues, respectively, which represents 68.3% and 56.2% of our revenues for such periods, respectively.

The Company currently has a reseller agreement with VisiInc PLC that calls for minimum performance guarantees of a minimum of $16.8 million worth of MMRPro product which is being sold by Visi through distributor and/or sales agreements with Burkhart Dental, Seagate and other distribution channel partners. Sales of the product had been delayed until customized software was developed and system additions and modifications requested by Visi's partners were implemented. Such additions and modifications have been completed and are being deployed starting in the fourth quarter.

We also generate revenues from the licensing of our Health IT and biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees " in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognize those fees as revenue as payments are received. During the three and nine months ended September 30, 2013, we received $3,700 and $6,700 from license fees revenues, respectively, which represents 1.2% and 1.5% of our revenues for such periods, respectively.

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

In addition, the Company is also continuing to work on licensing and otherwise exploiting an extensive portfolio of biotech assets, including its anti-CD20 monoclonal antibodies, data from vaccine trials, tumor samples, and other intellectual property including numerous worldwide patents in various stages. We intend to generate future revenues from the licensing of our biotech and health IT patents. We will record those fees as revenue when payments are received. These fees may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and or future royalties or lump-sum payments on sales of related products.

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

Factors Affecting Future Results

Intellectual Property

Since its inception, MMR's health IT business has evolved from a development company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to also being a Licensor of MMR's intellectual property. Throughout the third quarter of 2013, we remained focused on maximizing the value of our intellectual property portfolio, particularly the eight U.S. health IT patents that have been granted to date. Our health IT patent portfolio, which we have been building since 2005, currently includes our U.S. patents (with over 200 issued claims), 20 pending U.S. patent applications (with over 400 claims), seven international patents including two in Australia with others in New Zealand, Singapore, Japan, Canada and Mexico, and 15 other pending patent applications in foreign countries. These patents have the potential effect of enabling us to control a dominant marketplace position in personal healthcare, being well-positioned to benefit from the explosion in health IT globally. The full term of our health IT patents will not expire until September 12, 2025 or after.

MMR, through the law firm Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP, began offering licenses to hospitals, group practices, pharmacies, laboratories, and EMR and PHR providers in the third quarter 2012 and pursuing infringement claims that resulted in litigation actions being commenced against Walgreen Co. in January 2013, WebMD in February 2013, Quest Diagnostics, Inc. in April 2013, Jardogs in May 2013, and Allscripts in September 2013.

We also retained Australian counsel in May 2013 who continues investigating patent infringement claims in Australia.

Our health IT patent portfolio includes issued patents on our health IT products and services including our MyMedicalRecords and MyEsafeDepositBox product and services, and is in addition to our portfolio of biotech patents. MMR acquired significant intellectual property assets from the Merger with Favrille and continues to seek ways to exploit and monetize those assets, which include, but are not limited to, data from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies.

MMRGlobal Health Information Technology Patents

Through our wholly owned subsidiary, MyMedicalRecords, Inc., we currently have eight U.S. patents - Nos. 8,117,045; 8,121,855 and 8,321,240 entitled "Method and System for Providing Online Medical Records"; 8,301,466 and 8,117,646 entitled "Method and System for Providing Online Records"; 8,352,287 entitled "Method for Providing a User with a Service for Accessing and Collecting Personal Health Records"; 8,352,288 entitled "Method for Providing a User with a Web-based Service for Accessing and Collecting Records"; and 8,498,883 entitled "Method for Providing a User with a Service for Accessing and Collecting Prescriptions" - as well as additional applications and continuation applications.  The patents involve inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record systems.

MMR's most recent patent, U.S. Patent No. 8,498,883 with 28 claims was issued July 30, 2013 after being allowed in June 2013. Claims in the eighth patent further significantly expanded our health IT patent portfolio with additional claims directed toward accessing and collecting prescriptions. Additionally, we received a Notice of Allowance from the USPTO on August 22, 2013 for Patent Application Serial No. 13/714,694, entitled "Method for Providing a User with a Web-based Service for Accessing and Collecting Health Records."  The patent will include 27 claims, a portion of which are directed toward methods for providing patients with a service to access and collect health records in a private manner, and represented a significant addition to MMR's U.S. patent portfolio.

Internationally, we have patents issued, pending and applied for in 11 other countries or regional authorities of commercial interest. Seven of the patents issued are in Australia, New Zealand, Singapore, Japan, Canada and Mexico. The Canadian Patent entitled "Method and System for Providing Online Medical Records," was issued on September 10, 2013 and has 40 claims including claims corresponding to those in U.S. Patent No. 8,301,466. With the Canadian patent, our health IT intellectual property includes all of North America. MMR also has 15 other pending patent applications in foreign countries or regional authorities including Hong Kong, Israel, South Korea, Japan, Mexico, Europe, and China. There are also five pending Patent Cooperation Treaty ("PCT") applications. We also have hundreds of patent claims in pending U.S. applications including 20 U.S. utility and provisional patent applications related to health information technology. These include applications directed toward a Mobile Platform for Personal Health Records, a Method and System for Managing Personal Health Records with Telemedicine and Personal Health Monitoring Device Features, Prepaid Card Services related to Personal Health Records, a Universal Patient Record Conversion Tool, Aggregation of Data from Third Party Systems into a Personal Health Record Account, Electronic Health Records in Clinical Trials, a Data Exchange with Personal Health Record Service, Delivery of Electronic Medical Records or Electronic Health Records into a Personal Health Records Management System, a Health Record with Inbound and Outbound Fax Functionality, a Method and System for Providing Online Medical Records with Emergency Password. We believe that many of the pending claims will ultimately be allowed including both health IT and non-health IT/medical applications which are pending in our entire patent portfolio.

MMRGlobal Biotech Assets and Patents

Although our primary business is the Web-based storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the 2009 Merger with Favrille, Inc. which currently include four U.S. patents, four U.S. pending patent applications, nine patents in foreign countries (including a European Patent validated in the following 12 countries: UK, France, Germany, Switzerland, Spain, Italy, Netherlands, Denmark, Sweden, Finland, Ireland and Belgium) and 16 pending patent applications in foreign countries. We have been working to perfect the patent condition of these biotech assets for over four years. As early as May 2010, we successfully revived Favrille's original U.S. Patent directed to treating B-cell pathologies. Additional U.S. patent applications were also successfully revived (and since issued as U.S. patents). As a result, we now have biotech patents and patent applications pending in 23 foreign countries of commercial interest that provide competitive advantages for this biotechnology. The foreign countries include major European, Asian, North American, and South American markets, including for example, in the United States, Mexico, Australia, Brazil, Canada, China, Hong Kong, Singapore, Europe (including the 12 countries listed), India, Japan, and South Korea.

In April 2013, we received two Notices of Allowance for our anti-CD20 monoclonal antibody assets, which followed the granting of our first such patent in Mexico in August of last year for "Antibodies and Methods for Making and Using Them." As announced on April 15, 2013, we received a Notice of Allowance from the United States Patent and Trademark Office, U.S. Patent No. 8,465,741, for our first U.S. patent for the anti-CD20 monoclonal antibody IP. Shortly thereafter on April 22, 2013, we announced that the Australian Patent Office had issued a Notice of Allowance for our anti-CD20 monoclonal antibody assets, Application No. 2007338607, under the same title, "Antibodies and Methods for Making and Using Them." The Australian NOA was significant to us in that it further reinforced the value of the U.S. and Mexico antibody patents, and continues to be used to seek expedited allowance in other countries operating under international patent treaties (referred to as the Patent Prosecution Highway). Use of the Patent Prosecution Highway allows both expedited examination and often allowance in various countries, by demonstrating willingness to amend patent claims to the same scope of allowed patent claims granted in another jurisdiction (such as the issued U.S. patent claims in U.S. Patent No. 8,465,741). In countries that do not participate in such treaties (or do not allow the same type of claims as those issued in the U.S.), additional antibody patent applications are being filed or the examining offices are being notified with a request for expedited examination to further enhance the review and issuance of patents in various foreign jurisdictions. These patents for our anti-CD20 monoclonal antibodies have particular utility in fighting cancers and are considered important assets of our based on benefits and commercial value demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.285 billion in 2012, which is due to go off patent in 2015.

MMRGlobal's biotech assets also include the B-Cell vaccine patents and patent applications entitled "Method and Composition for Altering a B Cell Mediated Pathology" which relate to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer, including U.S. Patent Nos. 6,911,204, 8,114,404 and 8,133,486. We maintain an additional pending U.S. patent application for this technology to pursue ongoing claim coverage for the methods of making and using the B-Cell vaccines. Issued foreign patents have also been granted in Europe, Hong Kong, Singapore and Mexico. Additional manufacturing patent applications are filed as such countries award new patents to further enhance the protection of the manufacturing patents already issued. For example, this year additional patents were filed in the U.S., Mexico and Japan to introduce additional patent claims protecting additional methods and compositions for altering B-cell pathologies using self-derived antigens in conjunction with specific-binding cytoreductive agents. Approval of the European Union patent (European Patent No. 01979228.2) for methods of manufacturing the B-cell vaccines, that we announced in January 2013 has resulted in the regional patent undergoing validation in various countries selected by us as having particular commercial interest in the technology. The European Union patent has now been validated in and is enforceable in the following countries: United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium.

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

Our biotech assets are comprised of patents and pending patent applications, patient samples and data from the FavId/Specifid idiotype vaccine trials and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma and additional B-Cell mediated conditions such as rheumatoid arthritis. Subsequent to the Merger, we have recovered additional intellectual property, including certain physical assets used by Favrille, Inc. in the form of over 1,800 patient tissue samples, samples of the B-Cell vaccine, a collection of insect cells used in the manufacture of the vaccine (as protected by various U.S. and foreign patents) and other materials collected during the pre-Merger FavId™/Specifid™ vaccine trials.

On December 22, 2010, we entered into a non-exclusive agreement with a major biotechnology firm to license the use of the our clinical and scientific data (originated by Favrille) related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information. In consideration for the rights granted under the Agreement, the biotechnology firm agreed to pay us certain upfront fees and development milestones. When a milestone is reached it automatically triggers a payment to MMR. To date, we have received a total of $850,000 in licensing fees under the Agreement and there are remaining milestones payments totaling $12,650,000.

We continue to seek ways to value and monetize our patent portfolio of biotech patents and related intellectual property assets acquired during the Merger. In addition to our patent litigation firm, Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor, MMR continues to work with scientists and experienced venture capitalists to assist us in generating revenue through licensing agreements as would be usual and customary in that industry. Moreover, we plan to continue pursuing license agreements with companies, including biotechnology companies that have expertise in the area of vaccine development, cancer therapies and specifically in treating lymphomas and other cancers, and which can benefit from the use of our clinical and scientific data.

Other Intellectual Property and Trademarks

We own the URL and domain name for the Web address www.MyMedicalRecords.com. We also own the domain names www.MyMedicalRecordsMD.com, www.MMRPro.com and www.MMRPatientView.com for use with MMRPro and own the domain name www.MyEsafeDepositBox.com for use with our MyEsafeDepositBox product. We also own the source code for our products.

As we continue to develop our products, we continue to register our trade names and logos as trademarks and service marks and will seek to protect the copyrights in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR, MyEsafeDepositBox and MMRPro products. We also own the source code for a handheld software program, developed to operate on the

Palm operating system, which allows Palm users to create a personal medical history on a personal data assistant, or PDA, so that they can have access to this information while traveling and in the event an Internet connection is not available.

Competition

MyMedicalRecords PHR

There are a number of other PHR providers in the consumer health information management marketplace today that compete against our services. These include MyMediConnect, NoMoreClipboard.com, Dossia, FollowMe,WebMD Health Manager, ZweenaHealth, and HealthVault®, amongst others. In addition, we compete with EMR Vendors and other health information technology companies who provide patient-portals, affinity marketers, insurers, hospitals and HMOs for their policyholders and patients.

Each of our competitors offers varying PHR products and services for online storage and access to medical records at varying price points from "free", with minimal recordkeeping capability and advertising to more than $100 per year.

MyEsafeDepositBox

Our MyEsafeDepositBox product competes with a number of online backup and electronic data storage services. The increasing use of cloud storage, external hard drives and portable flash drives to backup data also have the potential to compete with online data storage services such as our MyEsafeDepositBox product. Through MyEsafeDepositBox product the Company provides patented solutions for insurers, accountants, lawyers and other professionals.

MMRPro

MMRPro competes with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files, as well as EMR systems. MMRPro also competes with EMR systems that offer doctors the opportunity to make their entire office paperless.

Marketing and Sales

Marketing Update

Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the need for health information technology products and services worldwide. Spurring growth of health IT in the U.S. is the drive to reduce healthcare spending, government initiatives and financial incentives, and the aging population of baby boomers and rising incidences of chronic illnesses. The key government legislation driving PHR adoption as it gets ready for its close-up in 2014 is the Health Information Technology for Economic and Clinical Health Act (HITECH), which was part of the American Recovery and Reinvestment Act. Under HITECH, eligible hospitals and eligible healthcare professionals receive incentive payments when they demonstrate "Meaningful Use" of Electronic Health Records. Meaningful Use is being implemented in three stages, and when the final rules of Meaningful Use Stage 2 were issued by the Centers for Medicare and Medicaid Services in the third quarter 2012, patient engagement through physician use of information technology was no longer a convenience but a requirement. For physicians to qualify for government incentive payments, they now need to provide more than 50% of their patients the ability to view online, download and transmit their health information within four business days of the information being available, such as through a patient portal or Personal Health Record. More than 5% of patients must actually view, download or transmit their health record. 2014 is the watershed year for this to take place before sanctions in the form of financial penalties start being imposed in 2015. As such, with patient portals and PHRs becoming a cornerstone of the government's key health IT legislation, and with 75 percent of consumers willing to go online to view their medical records according to a 2012 Optum Institute/Harris Interactive survey, we see a more robust marketplace evolving for our products and services. One example of this is our strategic partnership with Interbit Data to provide our MMRPatientView portal to users of the MEDITECH EMR system.. Although the solution is only deployed for MEDITECH at this time, we believe that it can work with virtually any EMR platform, which opens up a significant new market opportunity for us.

Beyond HITECH, we believe that the healthcare reform legislation passed by Congress and signed by the President into law in March 2010 (the Affordable Care Act, aka ACA or Obamacare) also represents a significant behavioral shift in how consumers will manage their healthcare because of the requirement that most everyone have insurance which starts phasing in at the start of 2014. Even with continuing challenges to the U.S. Supreme Court's ruling to uphold most of the healthcare reform law, including the individual insurance mandate, health reform continues to move forward. Though ACA does not directly affect the federal incentive programs for EMR/EHR adoption, it supports health IT by promoting the electronic transmission and exchange of health information, which is needed to coordinate care in Accountable Care Organizations. Moreover, events anticipated by the influx of over 30 million newly insured to better manage the cost of their care along with the operational and administrative efficiencies mandated by the ACA are expected to result in greater demand for health IT solutions such as those provided by MMR.

With government mandates and stimulus building both awareness and carrot and stick incentives for implementation of personal and electronic health records, others not directly affected by Meaningful Use incentives or Accountable Care Organizations under Obamacare are driving health IT to control healthcare spending. We have been targeting these market niches including pharmacies that can offer patients drug interaction tools within a PHR and prescription refill reminders, the patient-centered medical home where caregivers placed PHRs at the top of their list of technologies that can best support their practice issues, retailers who can use this as a tool to create stickiness and build loyalty programs at the point-of-sale, and telemedicine where data from remote patient monitoring devices is transmitted by smartphones into a patient's PHR for sharing by the entire medical team, such as what we are demonstrating with Alcatel-Lucent.

We are further expanding our consumer market through strategic partnerships with healthcare professionals who have one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, we have created a retail consumer model through the use of prepaid Personal Health Record cards. On the professional side, demand is increasing in the field of ambulatory surgical centers and EMR systems as well as other clinics looking for an easy-to-use and cost-effective scanning and document management solution. We also view specialty practice areas such as pediatrics, chronic care illnesses and geriatrics as opportunities to expand the MMRPro solution with the integrated patient portal MMRPatientView.

Demand is also being driven by the use of teleconsulting and telemedicine, which are becoming increasingly prevalent in healthcare, and for which our MyMedicalRecords PHR solution provides a well-suited platform to facilitate collaboration between patients and their doctors and other healthcare providers with the ease of use and integration the solution provides. Additionally, we are working to bring the MyMedicalRecords.com Personal Health Record to smartphones. We believe that our products give us a competitive advantage when negotiating services with the major carriers since many mobile phones already receive fax.

We are currently working with 4medica integrating our PHR with laboratory reporting services which are used by more than100 institutional customers including more than 30,000 doctors nationwide. As a result, laboratory information will be available directly into subscribers' accounts and users will be able to view their laboratory report results in binary format, meaning they will also be able to chart and graph this data. The ability for consumers to directly access their lab report results is also a national initiative being driven by the Department of Health and Human Services which under "new rules" seeks to expand the rights of patients to gain access to test results reports directly from labs using health IT solutions. We also are working with 4medica to create a "fax portal" for their more than 30,000 doctors to facilitate better handling of the still large number of lab results that are paper-based in their network. That portal, which creates a new revenue stream for us, was made available by 4medica to its client doctors late in 2012. We also have completed our initial implementation with the 4medica Electronic Medical Records system. Now, when consumers enroll in a MyMedicalRecords Personal Health Record account, their data can be sent into 4medica in HL7 format so that a Medical Record Number (MRN) can be established in 4medica.

Having entered into a Non-Exclusive License Agreement with Whole Foods Market, Medical and Wellness Centers Inc. ("WFM") in the second quarter of 2013, MMR is providing a customized version of the MyMedicalRecords Personal Health Record that connects directly to the EMR system(s) utilized by WFM. Users can fill out patient registration and authorization forms from within the PHR and selected data in the forms are sent as HL7 into a 4medica EMR so that patient demographics are fully populated in the EMR. Because we are sending data in standard HL7 and PDF formats, this can work with any EMR system.

On the professional side, after nearly three years of development, we launched the modules that enable physicians to receive and send documents from inside a fully functional EMR. Partnered with 4medica, we began incorporating our EMR/EHR Communications Gateway in 4medica's Certified Meaningful Use Integrated Electronic Health Record (4medica iEHR®) at the end of June 2012. 4medica provides the industry's leading cloud clinical integration platform and solutions and the program will also use MMR's patented document management and imaging solution to facilitate electronic consultations for both inbound and outbound referral letters. 4medica pays monthly minimums plus royalties on revenues generated from healthcare providers.

Results of Operations for the three and nine months ended September 30, 2013 as compared to the three and Nine months ended September 30, 2012

Revenues.

Revenues for the third quarter of 2013 and 2012 were $0.11 million and 0.35 million, respectively, a decrease of $0.24 million or 69%. The decrease for the quarter was primarily due to Lower MMRPro sales in the same period as compared to prior year. Revenues for the nine months ended September 30, 2013 and 2012 were $0.54 million and $0.72 million, respectively, a decrease of $0.18 million or 25%. The year-to-date decrease was primarily due to lower MMRPro sales in the same period as compared to prior year.

Cost of revenue.

Cost of revenues for the third quarter of 2013 and 2012 were $0.09 million and $0.10 million, respectively, a decrease of $0.01 million or 10%. The decrease for the quarter was primarily due to lower website hosting fees and website maintenance and support fees. Cost of revenue for the nine months ended September 30, 2013 and 2012 were $0.20 million and $0.42 million, respectively, a decrease of $0.22 million or 53%. The year-to- date decrease for 2013 as compared to 2012 was primarily due to decreased website hosting fees and website maintenance and support fees.

Gross profit for the third quarter of 2013 and 2012 were $0.02 million and $0.24 million respectively, a decrease of $0.22 million or 92%. The decrease for the quarter was primarily due to lower sales in MMRPro. Gross profit for the nine months ended September 30, 2013 and 2012 were $0.34 million and $0.30 million respectively, an increase of $0.04 million or 14%. The year-to-date increase for 2013 as compared to 2012 was primarily due to lower cost of revenue as compared to prior year.

Operating expenses.

Total operating expenses for the third quarter of 2013 and 2012 were $1.98 million and $1.66 million, respectively, an increase of $0.32 million or 20%. The increase for the quarter was primarily due to higher legal fees related to the enhancement and protection of our Intellectual Property portfolio. Total operating expenses for the nine months ended September 30, 2013 and 2012 were $4.82 million and $4.44 million, respectively, an increase of $0.38 million or 9%. The year-to-date increase for 2013 as compared to 2012 was primarily due to higher legal fees related to the enhancement and protection of our Intellectual Property portfolio.

General and administrative expenses for the third quarter of 2013 and 2012 were $1.5 million and $0.96 million, respectively, an increase of $0.54 million or 57%. The increase was primarily due to higher legal fees related to the enhancement and protection of our Intellectual Property portfolio. General and administrative expenses for the nine months ended September 30, 2013 and 2012 were $3.40 million and $2.68 million, respectively, an increase of $0.72 million or 27%. The year-to-date increase for 2013 as compared to 2012 was due primarily by higher legal fees related to the enhancement and protection of our Intellectual Property portfolio.

Sales and marketing expenses for the third quarter of 2013 and 2012 were $0.46 million and $0.64 million, respectively, a decrease of $0.18 million or 29%. The decrease for the quarter was primarily due to lower compensation expenses, offset by higher marketing consulting fees. Sales and marketing expenses for the nine months ended September 30, 2013 and 2012 were $1.37 million and $1.54 million, respectively, a decrease of $0.17 million or 11%. The year-to-date decrease for 2013 as compared to 2012 was due primarily to compensation expenses.

Technology development expenses for the third quarter of 2013 and 2012 were $0.03 million and $0.05 million, respectively, a decrease of $0.02 million or 40%. The decrease for the quarter was primarily due to an overall decrease in product management costs. Technology development expenses for the nine months ended September 30, 2013 and 2012 were $0.06 million and $0.22 million, respectively, a decrease of $0.16 million or 73%. The year-to-date decrease in 2013 as compared to 2012 was primarily due to an overall decrease in product management expenses.

Other Income.

Other income for the third quarter of 2013 and 2012 was $6,650 and $0, respectively. Other income for the nine months ended 2013 and 2012 was $16,884 and $0, respectively.

Interest and Other Finance Charges, Net.

Interest and other finance charges for the third quarter of 2013 and 2012 were $0.28 million and $0.11 million, respectively, an increase of $0.17 million or 150%. The increase in the quarter was primarily due to an increase in the beneficial conversion feature on convertible notes. Interest and other finance charges for the nine months ended September 30, 2013 and 2012 were $0.43 million and $0.34 million, respectively, an increase of $0.9 or 28%. The year-to-date decrease was primarily due to an increase in the beneficial conversion feature on convertible notes .

Net loss.

As a result of the foregoing, net loss for the third quarter of 2013 and 2012 was $2.24 million and $1.53 million, respectively, an increase of $0.72 million or 47%. Net loss for the nine months ended September 30, 2013 and 2012 was $4.90 million and $4.49 million, respectively, an increase of $0.42 million or 9%.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10- Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2012 financial statements for the year ended December 31, 2012 related to the uncertainty of our ability to continue as a going concern. As of September 30, 2013, our current liabilities of $9.79 million exceeded our current assets of $0.69 million by $9.10 million.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of September 30, 2013, our current liabilities exceeded our current assets by $9.10 million. We have incurred net losses of $2.24 million and $1.53 million for the three months ended September 30, 2013 and 2012, respectively, and $4.90 million and $4.49 million for the nine months ended September 30, 2013 and 2012, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating our business, we use an average of $205,000 in cash per month, or $3.3 million per year. At this rate of cash burn, our existing current assets combined with future anticipated financing activities and proceeds from sales will sustain our business for approximately six months.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Eighth Amended Note (which had a balance of $1.31 million at September 30, 2013), amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2013 are as follows: $0.98 million, which is included in the line of credit, related party; and $0.33 million for other obligations due to The RHL Group, which is included in related party payables.

Traditionally, we have relied on the sale of stock and convertible debt as well as draws from the RHL Group line of credit to finance our activities. As of September 30, 2013, we had a line of credit with The RHL Group in the amount of $4.5 million. As of September 30, 2013, availability under this line of credit was $1.77 million. Furthermore, we may utilize portions of our standby equity facility with Granite as needed. Additionally, we raised $1.88 million and $2.04 million in convertible debt during 2013 and 2012, respectively. We expect to continue offering a limited amount of convertible debt in 2013. We also expect sales from MMRPro, our prepaid Personal Health Record cards, and fees from patent licensing agreements to generate revenue and reduce annual cash burn from operations.

Cash Flows for the Nine months ended September 30, 2013 compared to Nine months ended September 30, 2012

Net cash used in operating activities for the Nine months ended September 30, 2013 and 2012 was $2.17 million and $1.64 million, respectively. In 2013, we had a net loss of $4.90 million, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, and stock compensation expense) of $1.96 million, less changes in operating assets and liabilities of $0.76 million. In 2012, cash used in operating activities included net loss of $4.49 million, less similar non-cash adjustments of $1.49 million, less changes in operating assets and liabilities of $1.36 million. Compared to 2012, non-cash adjustments in 2013 were higher primarily due to an increase in common stock issued for services expense and amortization of loan discount, offset by a decrease in stock based compensation.

Net cash used in investing activities in the nine months ended September 30, 2013 and 2012 totaled $0.43 million and $0.27 million, respectively. Compared to 2012, investing activities in 2013 were higher mainly due to an increase in costs of patents.

Net cash provided by financing activities in the nine months ended September 30, 2013 and 2012 totaled $2.57 million and $1.64 million, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes, common shares and net proceeds from draw downs on our line of credit from The RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our Chairman and Chief Executive Officer. Compared to 2012, financing activities in 2013 were higher primarily due to an increase in convertible notes and warrants activities.

As of September 30, 2013, we had cash and cash equivalents of $6,578, compared to $42,712 as of September 30, 2012.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group Note payable had a balance of $1.31 million at September 30, 2013. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2013 are as follows: $0.98 million, which is included in the line of credit, related party; and $0.33 million related to other obligations due to The RHL Group which are included in related party payables.

Total interest expense on this note for the three months ended September 30, 2013 and 2012 amounted to $32,613 and $39,201 respectively, and for the nine months ended September 30, 2013 and 2012 amounted to $101,613 and $116,155, respectively. The unpaid interest balances as of September 30, 2013 and December 31, 2012 were $32,783 and $35,451, respectively.

Convertible Notes

For information relating to our Convertible Notes, please see Note 9 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Under the Cooperation Agreement, UNIS and us will contribute an aggregate of 50 million RMB to the joint venture, based on each party's respective ownership, in the form of intellectual property rights, equipment, brand value, cash and such other consideration as may be agreed upon by the parties. Each party's obligation to contribute to the joint venture is subject to a number of conditions, including obtaining all necessary approvals of and licenses from the Chinese government, as well as the joint venture meeting its budget, goals and objectives at the time contributions are due. Under the Cooperation Agreement, each party's contributions will be made over a period of sixty months.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2013.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the three and nine months ended September 30, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 5 - Commitments and Contingencies under the "Litigation Matters" section of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 8-K, filed with the SEC on October 2, 2013, involving sales of our securities that were not registered under the Securities Act. Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On September 18, 2013, we granted 250,000 shares of our common stock at a price of $0.05 per share to an unrelated third party in consideration for services.

On October 3, 2013, we granted 1,500,000 shares of our common stock at a price of $0.04 per share to an unrelated third party in consideration for services.

On October 8, 2013, we granted 277,328 shares of our common stock at a price of $0.022 per share to an unrelated third-party who elected to exercise a warrant.

On various dates between October 14, 2013 and November 14, 2013, we entered into five different Stock Sales Agreements with five different unrelated third-parties to sell 17,188,462 shares of our common stock for a total of $449,725 and warrants to purchase 2,150,000 shares of our common stock.

On various dates between October 1, 2013 and November 8, 2013, we granted 317,815 shares of our common stock at a price of $0.04 per share to an unrelated third-party in consideration for services.

On November 12, 2013, we granted 666,667 shares of our common stock at a price of $0.03 per share to an unrelated third party in consideration for services.

On November 13, 2013, we granted a warrant to purchase 2,791,198 shares of our common stock to an unrelated third-party in consideration for services. The warrant vests immediately and has an exercise price of $0.0392 per share, and an expiration date of December 31, 2013.

On November 14, 2013, we granted an unrelated third-party a warrant to purchase 1,000,000 shares of our common in consideration for services. The warrant vests immediately and has an exercise price of $0.05 per share, and an expiration date of November 14, 2015.

On November 14, 2013, we granted an unrelated third-party a warrant to purchase 8,750,000 shares of our common in consideration for services. The warrant vests immediately and has an exercise price of $0.04 per share, and an expiration date of November 14, 2015.

On November 14, 2013, we issued an unrelated third-party 250,000 shares of our common stock in exchange for services at a price of $0.06 per share.

On November 14, 2013, we granted two separate warrants to purchase 500,000 shares each of our common stock to an unrelated third-party in consideration for services. These warrants vest immediately and have exercise prices of $0.03 and $0.05 per share, and an expiration date of December 31, 2014 and December 31, 2015.

On November 14, 2013, we granted 1,250,000 shares of our common stock at a price of $0.05 per share an unrelated third party in consideration for services.

We generally used the proceeds of the foregoing sales of securities for repayment of indebtedness, working capital and other general corporate purposes.

Item 6. Exhibits
Exhibit Number	Exhibit Description

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.