Form 10-Q/A
period 2013-09-30
MMRGlobal, Inc.
filed 2013-11-27
CIK 1285701

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

EXPLANATORY NOTE

MMRGLOBAL, INC. (the "Company") is filing this Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") for the quarterly period ended September 30, 2013 to reflect corrections to certain XBRL "Notes Details" disclosures that did not uploaded correctly in the original Form 10-Q filing. The XBRL Notes details disclosures now reflect the information contained in the filed Form 10-Q. No changes were made to the original Form 10-Q as filed, but it is included here for completeness.

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

Date: November 27, 2013

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