Form 10-K
period 2013-12-31
MMRGlobal, Inc.
filed 2014-03-31
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period __________ to ______________,

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

      As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock was $39,893,320 based on 613,743,380 shares issued and outstanding on such date and a closing sales price for the registrant's common stock of $0.065, as reported on the OTC BB on such date.

      As of March 4, 2014, the registrant had 722,852,821 shares of common stock outstanding.

MMRGLOBAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2013
TABLE OF CONTENTS

i

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

PART I

ITEM 1. BUSINESS

Organizational History

MMRGlobal, Inc. (referred to herein, unless otherwise indicated, as "MMR", the "Company," "we," "us," and "our") was originally incorporated as Favrille, Inc. ("Favrille") in Delaware in 2000, and since its inception and before the Merger (as defined below), operated under a different management team as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system.

On January 27, 2009, the Company, through MyMedicalRecords, Inc., what is now our wholly-owned operating subsidiary, originally incorporated as MyMedicalRecords.com, Inc., ("MMR Inc.") in Delaware in 2005, conducted a reverse merger with Favrille. We refer to this transaction as the "Merger".

On February 9, 2009, and in connection with the Merger, we changed our legal entity name from Favrille, Inc. to MMR Information Systems, Inc. Subsequently, on June 16, 2010, we changed our legal entity name to MMRGlobal, Inc., which we believe more accurately reflects the nature of our operations.

On March 8, 2011 we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including our anti-CD20 antibodies and related FavId™/Specifid™ vaccine technologies identified by our Management as remaining assets from the Merger. As of this date, the assets have not been transferred to the subsidiary.

On March 28, 2012 we formed a subsidiary, which we named Expression Systems, LLC, exclusively to hold a certain group of insect samples from the Merger which we believe are an intricate part of the manufacturing process of the FavId™/Specifid™ idiotype vaccine.

Our Business Subsequent to the Merger

Following the Merger, we adopted MMR Inc.'s business of empowering consumers to manage their Personal Health Records ("PHR") and other important documents, whether paper-based or digital, and by doing so, to better control and organize their lives overall. Starting in 2005, MMR Inc. began filing patents for PHRs that could be used by any person or any healthcare professional anywhere in the world regardless of the technology on the other end. Today, we provide patented secure online storage and document management solutions for Personal Health Records and other important documents such as insurance policies, deeds, driver's license, IDs, passports, estate planning documents, advance directives, photos, as well as legal and travel documents among others.

We expanded our operations and added document imaging, storage and management solutions as a product line directed to healthcare professionals. The product is called MMRPro and it is designed to eliminate paper and allow health care professionals to run their medical offices without dramatically changing the way they operate allowing them to store and share health records with their patients on a real-time basis.

We now have numerous Health Information Technology ("HIT") and Biotech patents issued, pending, and applied for in the United States and numerous other countries around the world. As a result, we have evolved from an operating business selling products and services to consumers and healthcare professionals to a company whose value proposition is based on a combination of factors including:

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

Since inception, MMR's health IT business has evolved from a development company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. And during 2013, developments in the industry were positive for us as a provider of patented Personal Health Records driven by the need for eligible healthcare professionals to provide over 50% of patients online access to their health information such as through a PHR or patient portal starting in January 2014. This was part of the patient engagement requirements under Meaningful Use Stage 2 finalized in August 2012 to fully qualify for payments under the EHR Incentive Program mandated by the HITECH Act, and usage is expected to expand to 90% with Stage 3 Meaningful Use requirements. We anticipate that we will continue to benefit from patient engagement measures both as mandated by the government and also because of factors driven by the private sector, such as consumers having to take on a greater share of their healthcare costs, employer worksite wellness programs, the web-based personal medical home, and the interest in web-based social networking and the Health 2.0 movement.

Industry developments coupled with the strength of our health IT patents, which are discussed further below, are expected to increase demand for our products and services. MMR's vision from the start was to provide patients and families with an easy-to-use online system for accessing their medical records and other important documents and securely sharing them with all their healthcare providers using MMR's proprietary technology platform. Since our company began, we have made it our mission to ensure the patient shares in the electronic exchange of his or her health data along with their providers so they can make the informed decisions necessary to better manage their care and participate in cost savings that can accrue from timely access to information. We believed it was especially important for individuals and families to have access to their critical health information in the event of an emergency, from an individual emergency to a widespread natural disaster like Hurricanes Katrina and Sandy. So we conceived of multiple ways this communication could connect and be interoperable with various entities and we filed hundreds of patents and claims to this effect.

We currently own ten U.S patents, five of which were issued or allowed in 2013, which involve inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record Systems, and include U.S. Patent Nos. 8,117,045; 8,117,646; 8,121,855; 8,301,466; 8,321,240; 8,352,287; 8,352,288; 8,498,883, 8,626,532 and 8,645,161. The MyMedicalRecords, Inc. patent portfolio, with over 250 issued claims, also includes 17 pending U.S. applications with more than 400 claims. Adding to our international patent portfolio, MMR was issued a Japanese patent in February 2013 (#5191895). In September 2013, we received our Canadian patent #2,615,138, effectively giving us a dominant position throughout North America. MMR continues to have foreign patents issued, pending and applied for in numerous countries or regional authorities of commercial interest, including the United States, Australia, Singapore, New Zealand, Mexico, Japan, Canada, Hong Kong, South Korea, Israel and Europe.

We currently offer a suite of secure, online products that empower consumers and professionals alike to manage medical records and other important documents in their life and business, whether paper-based or digital. These online products include: (i) MyMedicalRecords.com, an online PHR secure system for the entire family including pets; (ii) MyEsafeDepositBox, an online secure document storage system; (iii) MMRPro, an integrated scanning and web-based document management solution for healthcare professionals; and (iv) private label PHR and MyEsafeDepositBox storage solutions.

We also have an agreement with Microsoft® HealthVault® to integrate our services with their platform as demand for access to HealthVault® increases in the marketplace.

Our health information technology patents became the focus of our licensing and enforcement activities in 2012 and 2013, having been granted ten patents by the United States Patent and Trademark Office ("USPTO") directed towards health information technology along with additional HIT patents in seven other countries of commercial interest including Australia, others in New Zealand, Singapore, Japan, Mexico, and Canada. These patents have the potential effect of enabling us to control a dominant marketplace position in personal healthcare, being well-positioned to benefit from the explosion in health IT both in the U.S. and globally.

We also continue efforts to maximize the current and future value of the biotech assets acquired from Favrille, Inc. when the Merger was completed in January 2009. These assets include, but are not limited to, the exploitation and licensing of patents, data and samples from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ idiotype vaccine, and the anti-CD20 antibodies. Anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin's Lymphoma (NHL) and additional B-Cell mediated conditions such as rheumatoid arthritis. We understand the anti-CD20 antibody assets are potential candidates for the next generation of a Rituximab-type therapy. Rituximab is marketed under the trade name Rituxan® in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera® by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan® is one of the world's most successful monoclonal antibodies with reported annual sales of over USD $7.5 billion in 2013. Rituxan is due to go off patent in 2015.

We were an Independent Software Vendor of Kodak until Kodak filed for bankruptcy protection on January 19, 2012. During 2013, we filed a claim in the United States Bankruptcy Court Southern District of New York for $827,818.74 in damages from development and other costs incurred building MMRPro with Kodak. We are still purchasing Kodak scanners for use in our MMRPro products and services, but these Kodak scanners are now being purchased through Kodak resellers. Because of the Kodak bankruptcy, we decided to identify secondary suppliers for scanners and software in support of MMRPro. As a result, we recently announced that we have redesigned our MMRPro system to work with any scanning and/or imaging solution.

2013 Business Developments

Overview:

In 2012 and 2013, based on government regulations, industry growth and increased awareness, our licensing or patents became the focus of our business. Of the ten U.S patents, involving inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record Systems, five U.S. patents were issued or allowed in 2013. Also in 2013, MMR was issued patents in Japan and Canada.

We utilize the services of McKee, Voorhees & Sease, our patent prosecution counsel since the filing of MMR's first patent applications in 2005, to file new applications with the United States Patent and Trademark Office ("USPTO"). In addition, we currently use Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP ("Liner") in contacting prospective infringers of our IP in an effort to educate them about MMR's portfolio of intellectual property, and file actions companies we believe infringe. Our patent licensing efforts increased significantly over the past year, and we continued contacting organizations regarding our health IT patents in an effort to create strategic business relationships and/or license our patented technology.

Adding to our biotech intellectual property portfolio in 2013 and early 2014, we received an additional U.S. patent from the U.S. Patent and Trademark Office for a "Method and Composition for Altering a B Cell Mediated Pathology" (Patent No. 8,637,638). Additional continuation patent filing has also been pursued in the U.S. to obtain still further protection for the compositions and methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer. Significant manufacturing patent protection has been obtained in the U.S., including U.S. Patent Nos. 8,637,638; 8,114,404; 8,113,486 and 6,911,204, Mexico, Singapore, Hong Kong, Japan and Europe, and is pending in various other countries of commercial interest. In 2013, we finalized the validation in countries of commercial interest for its European Union patent (European Patent No. 01979228.2) directed at "Method and Composition for Altering a B Cell Mediated Pathology," protecting the manufacturing of our B-cell vaccines (which was under appeal in Europe for some time). This issued patent is currently validated in numerous countries of commercial interest including the United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium.

The biotech intellectual property portfolio also includes patents and applications directed to "Antibodies and Methods for Making and Using Them." The first U.S. patent protecting anti-CD20 monoclonal antibodies was issued in mid-2013 (Patent No. 8,465,741), followed by the first Australian patent (2007338607) and thereafter South Korean patent (10-2009-7015196) providing market protection of our specific antibodies that have particular utility in fighting cancers. These newly issued patents are in addition to the Mexican patent granted in 2012 for the antibody assets. Patents for our antibodies are also pending in a number of additional countries including the United States, Australia, Brazil, Canada, China, Hong Kong, India, Europe, Japan and Korea. All together, these patents and pending applications represent a valuable addition to our biotechnology portfolio acquired as a result of MMR's reverse merger with Favrille, Inc. in 2009. Favrille invested more than $100 million in research and development on its FavId™/Specifid™ vaccine trials and use of customized tumor cells to treat lymphoma patients and other technologies. MMR has continued to make progress in protecting our IP, including its anti-CD20 antibodies, and seeks licensing agreements that include milestone payments such as what we have with Celgene.

Although we continue to seek ways to maximize the value of our biotech assets through licensing and strategic business opportunities with universities and other biotech companies, we remain focused on our primary business, which is the development and distribution of the MyMedicalRecords Personal Health Record, MMRPro, and other related solutions in health IT, as well as the protection and enforcement of our intellectual property. The growth in Telemedicine is expected to fuel the value of our IP because Telemedicine portals require connectivity to the patient, giving MMR the opportunity to increase revenue by offering a combined Alcatel-Lucent platform with MMR's patented PHR through organizations and employers with direct connection to the doctor and wellness management tools.

We also plan to provide automated data exchange with Blue Button sites offered by the VA and at Medicare.gov. This is in addition to our own branded MyBlueButton.com portal. We are also beginning to see a trend toward providing Personal Health Records for animals and through relationships with horse, dog and cat owners, and therefore we plan on selling our PHRs into the $5 billion U.S. pet market.

Additionally, we will continue to use social media to build greater awareness for our products and services. In 2013, we increased utilization of social media (YouTube, Facebook, Twitter) to enhance brand loyalty for our MyMedicalRecords PHR and connect with a greater number of potential users. We are also rolling out an affiliated marketing program, in which marketing partners such as list publishers and health-related websites will be offered the ability to bring the Personal Health Record to their customers on a "Per Acquisition" basis, which means MMR only pays them if we received a paid subscription. This program can give MMR the ability to put its marketing message in front of millions of new viewers, in a targeted way, without having to pay costs of advertising upfront.

2013 Announcement Highlights:

January 7, 2013: We signed a patent license agreement with Interbit Data under which Interbit would sell MMR's MyMedicalRecords to any of their 750 hospital clients nationwide who wanted a PRH interface. Our software, developed with Interbit Data, allows hospitals and other clinical facilities to use a Meaningful Use certified solution to make health information available to patients using the MMRPatientView portal. The MMR-Interbit Data module is certified for meaningful use with MEDITECH EMR systems.

January 9, 2013: We announced it was issued two patents on January 8, 2013 from the USPTO: U.S. Patent No. 8,352,287 entitled "Method for Proving a User with a Service for Accessing and Collecting Personal Health Records," and U.S. Patent No. 8,352,288 entitled "Method for Providing a User with a Web-based Service for Accessing and Collecting Records." The significance of these patents is that they help expand MMR's claims beyond healthcare, specifically the `288 Patent, which relates to collecting records from service providers in addition to healthcare providers.

January 28, 2013: We announced that the Japan Patent Office allowed Patent Application No. 2008-529977 (subsequently issued on February 8, 2013 as Patent #5191895), entitled "Method and System for Providing Online Medical Records." Additional patent applications are also pending in Japan. At the same time, we announced approval of our European Union patent application protecting certain methods of manufacturing compositions for B-cell vaccines. (This was subsequently issued as European Patent No. 01979228.2 and is currently validated in numerous countries of commercial interest including the United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium.)

January 31, 2013: We announced the filing of our first HIT patent infringement lawsuit against Walgreen Co., the nation's largest drugstore chain.

February 11, 2013: In a joint announcement, MMR and Fairway Physicians Insurance Company stated that MMR agreed to provide Fairway the ability to offer its hospital malpractice insurance clients a prepaid license for use of the MyMedicalRecords, Inc. patent portfolio. The program will prepay MMR for a license to the MMR Patent Portfolio for Fairway's hospital malpractice insurance clients. Fairway and its affiliates reach more than 200 hospitals nationwide.

February 12, 2013: We also announced we filed a patent infringement lawsuit against WebMD Health Corp. and its wholly owned subsidiary, WebMD Health Services Group, Inc. ("WebMD"), the leading online healthcare website.

April 11, 2013: We announced we filed a patent infringement complaint against Quest Diagnostics Inc., the world's leading provider of diagnostic information services, on April 10, 2013, alleging that Quest is infringing on MMR's Personal Health Record patent, specifically U.S. Patent No. 8,301,466, and as a result, MMR is seeking monetary damages as well as a permanent injunction.

April 15, 2013: The United States Patent and Trademark Office issued a Notice of Allowance for our anti-CD20 monoclonal antibodies, U.S. Serial No. 11/855,943 entitled "Antibodies and Methods for Making and Using Them." This represented the first patent (issued on June 18, 2013 as U.S. Patent No. 8,465,741) to be granted in the U.S. for our cancer-fighting anti-CD20 monoclonal antibody assets.

April 22, 2013: We reported that the Australian Patent Office issued a Notice of Allowance for our anti-CD20 monoclonal antibody assets, #2007338607. Titled "Antibodies and Methods for Making and Using Them," the patent application was originally filed on September 14, 2007. We believe this to be significant as it reinforced the value of the U.S. antibody patent that was announced one week earlier on April 15, and the similar antibody patent that was issued in Mexico in August 2012. (Subsequently, on January 31, 2014, we reported that it had received confirmation of its first issued patent application for the anti-CD20 monoclonal antibodies in South Korea.)

May 17, 2013: We announced the addition of Jeremy Fine, M.D. and Cara Natterson, M.D. to our Medical Board of Advisors. Dr. Natterson is a Board-Certified Pediatrician, consultant and The New York Times best-selling author on child health and parenting, assisting us with its plans to educate parents on the importance of having a Personal Health Record for their children as well as the best ways to offer PHR products and services through pediatricians. Dr. Fine is a Concierge Medicine Specialist and Board-Certified in Internal Medicine.

May 20, 2013: We announced the filing of a patent infringement complaint against Jardogs, LLC, a subsidiary of Allscripts, on May 16, 2013 for infringing on our Personal Health Record patents, including U.S. Patent No. 8,301,466, and as a result, we are seeking monetary damages as well as a permanent injunction. According to the complaint, Jardogs provides a product called FollowMyHealth™ Universal Health Record; the complaint alleges that Jardogs, while infringing on our patent, also has induced others including Allscripts, distributors, agents, resellers and users to infringe one or more claims of the patent.

May 28, 2013: MMR elected a leading scientist in the cancer field, Ivor Royston, M.D., to our Board of Directors. Dr. Royston, a physician, entrepreneur-financier and recognized leader in cancer research, is Founding Managing Member of Forward Ventures who is credited as a founding father of San Diego's biotech industry. He previously served on MMRGlobal's Board of Advisors.

June 3, 2013: We retained legal counsel to represent us in Australia with respect to the possible exploitation of our MyMedicalRecords Australia health IT patents, numbers 2006202057 and 200820, and Intellectual Property by the National E-Health Transition Authority (NEHTA) and others.

June 25, 2013: We received a biotechnology patent, No. 1052295B, in Hong Kong for "Method and Composition for Altering a B Cell Mediated Pathology," protecting certain methods of manufacturing compositions for B-Cell vaccines used in the fight against lymphoma and potentially other forms of cancer.

July 31, 2013: We received our eighth U.S. health IT patent, 8,498,883, entitled "Method for Providing a User with a Service for Accessing and Collecting Prescriptions" issued by the USPTO on July 30, 2013. The `883 Patent has 28 claims directed toward providing a user with the ability to access and manage prescriptions online by providing features that include sending prescriptions to a pharmacy, accessing prescriptions from a pharmacy, scheduling prescription refills, sending reminders regarding prescription refills including by text or email, and identifying adverse drug interactions by analyzing prescription medications.

August 19, 2013: We announced that as a result of China's participation in the Patent Prosecution Highway Program, and the issuance of a patent to us for our anti-CD20 monoclonal antibodies in the U.S., we received confirmation from China of the filing on August 15, 2013 of a divisional Chinese patent application, No. 200780051557.6. The filing was part of MMRGlobal's plan to expand the scope of its biotech assets, in particular, our issued U.S. Patent No. 8,465,741 directed at its anti-CD20 antibody assets.

August 26, 2013: One week following the announcement of the filing of a divisional Chinese patent application, we announced we had received confirmation of the filings - also under the expedited patent allowance program treaty referred to as the Patent Prosecution Highway ("PPH") - of a divisional application for its anti-CD20 antibody technology in Japan, No. P09277JP01, as well as the filing on August 23, 2013 of a divisional Korean patent application, No. 10-2013-7022383. These filings are all similarly titled "Antibodies and Methods for Making and Using Them."

September 5, 2013: We announced we had won an appeal in court that allowed us to proceed with the $30 million claim against Surgery Center Management, LLC ("SCM"). On September 4, 2013, the Appellate Court ruled in our favor officially remanding the appeal of Surgery Center Management back to the trial court at Los Angeles County Superior Court where we will pursue our claim for breach of contract, seeking as much as $30 million in damages against SCM. The favorable decision was decided without oral argument by the parties, giving us a green light to move forward with the case in the trial court.

September 16, 2013: We announced that on September 10, 2014 we have been issued Canadian health IT Patent No. 2,615,128 with 40 claims including claims corresponding to those in U.S. Patent No. 8,301,466. Entitled "Method and System for Providing Online Medical Records," the Canadian patent expanded the scope of MMR's global patent portfolio, and with Mexico, includes all of North America in addition to other countries of commercial interest around the world.

September 24, 2013: We announced our patent infringement complaint against Allscripts Healthcare Solutions, Inc., a leading provider of EMR/EHRs to hospitals and doctor groups, filed on September 23, 2013. The complaint states that Allscripts is infringing on our Personal Health Record patents including U.S. Patent No. 8,301,466 and U.S. Patent No. 8,498,883. As a result of a transaction whereby Allscripts acquired all or substantially all of the assets of Jardogs, LLC in or about March 2013, Allscripts provides products and services under FollowMyHealth™ Universal Health Record. We believe that Allscripts infringes on our patents through the sale of FollowMyHealth™ along with other health information services for consumers and healthcare providers.

September 30, 2013: We announced we received a Notice of Allowance from the USPTO for Patent Application Serial No. 13/714,694 entitled "Method for Providing a User with a Web-based Service for Accessing and Collecting Health Records." The patent (subsequently issued as U.S. Patent No. 8,626,532 on January 7, 2014) with 27 claims enables users to access and collect their medical records, communicate with healthcare providers, manage prescriptions, and perform other functions using a wireless device amongst other systems to privately and securely access and share their protected health information wherever and whenever they need to.

October 2, 2013: We announced receiving additional patent protection in the U.S., Japan and Mexico for our B-cell cancer vaccines. We received a Notice of Allowance from the USPTO for the patent, U.S. Serial No. 3/293,495, entitled "Method and Composition for Altering a B-cell Mediated Pathology," representing the fourth U.S. manufacturing patent that covers the methods for making compositions for B-cell vaccines used in the fight against lymphoma. MMR also received a similarly titled NOA in Mexico, Serial No. MX/a/2012/009182, resulting in the third issued patent in Mexico to protect this technology. At the same time, we announced we had also filed a divisional application in Japan involving similar technology in an effort to retain another pending application in Japan. The application was filed with the Japan Patent Office to introduce 26 additional patent claims under Patent Application No. 2013-186384 protecting "Altering a B Cell Pathology Using Self-Derived Antigens in Conjunction with Specific-Binding Cytoreductive Agent." Additional patent applications are also pending in Japan.

October 3, 2013: We announced the filing of a complaint against WebMD for infringement of two U.S. Personal Health Record patents, specifically U.S. Patent No. 8,301,466 (the '466 Patent) and U.S. Patent No. 8,498,883 (the '883 Patent). We had previously announced, on June 7, 2013, that we had dismissed our complaint of February 11, 2013 against WebMD to give the two companies time to resolve the matter, retaining the right to refile the litigation at any time as the dismissal was without prejudice. On October 2, 2013, we refiled the complaint, electing to file the current complaint to include the `883 Patent, which had been granted on July 30, 2013.

November 4, 2013: The United States District Court, Central District of California granted on November 1, 2013 our motion to consolidate our complaint for patent infringement against Allscripts Healthcare Solutions, Inc. with our previously filed complaint against Jardogs, LLC. We also announced that two days earlier the court approved our request to amend our complaint against Quest Diagnostics Inc., to add a second patent, U.S. Patent No. 8,498,883, entitled "Method for Providing a User with a Service for Accessing and Collecting Prescriptions."

December 5, 2013: We announced we received notice of our 10th U.S. healthcare IT patent, Serial No. 13/736,339, entitled "Method and System for Providing Online Records," (subsequently issued as U.S. Patent No. 8,645,161 on February 4, 2014). The most recent patent includes 30 claims directed toward methods for accessing and collecting health records by providing a user interface that further includes a number of additional features which collect and display prescriptions, help submit prescriptions to pharmacies, collect and display health insurance information, send outgoing faxes, allow users to annotate health records, and set up appointment reminders for visits with providers as well as recurring medication reminders through a calendaring function.

Our Products

Our suite of secure, web-based products all are built on proprietary, patented and patent-pending technologies that allow users to easily store, organize, retrieve and share their protected health information and other data in a timely and secure manner from anywhere in the world.

MyMedicalRecords - An Online Personal Health Record

Our consumer product, "MyMedicalRecords", is an easy-to-use, secure web-based PHR system, which allows documents, images and voice mail messages to be transmitted in and out of our system using a variety of methods, including fax, voice, and file upload. Most importantly, our system doesn't require or rely on any specific Electronic Medical Records ("EMR") platform to work; a consumer's MyMedicalRecords PHR can store and maintain medical records that are sent from any of the consumer's healthcare providers. A MyMedicalRecords PHR can receive and store medical records in a variety of secure formats, including image, voice, and discrete data in HL7, XML or other formats, that are exported or communicated from EHR, EMR or Telemedicine systems. The account holder receives a notification at virtually the same time new information is received in our system from their healthcare provider. This notification can be sent to up to three different user e-mail addresses (including text-enabled cell phones and smartphones). Our PHR is secured not only by a unique user ID, but also by multiple passwords. Further, the consumer can access his or her files via the Internet or a web-enabled phone and, using an intuitive, customized filing system, can categorize, annotate and file his or her records in a way that makes sense to him or her and that maximizes his or her easy access and subsequent retrieval of the records. In addition to giving each consumer greater control over his or her own PHR, each consumer can also quickly and easily print, download, e-mail or fax records from his or her PHR, sharing this information with healthcare providers and others as he or she moves through the continuum of care.

The Company is constantly in the process of evolving its products and adding new features that will facilitate connectivity with other systems such as Electronic Medical Records systems. The new features facilitate connectivity with any standalone EMR systems and other Electronic Medical Records systems, and laboratory reporting systems. Using an HL7 interface we are able to populate data, such as that required in a Continuity of Care Document, and send it as well as lab test results, medication lists and other discrete data directly to the consumer's MyMedicalRecords PHR. Further, and at the consumer's option, the system can electronically transmit PDFs from the consumer's confidentially maintained PHR directly into an EMR or EHR. We believe this robust multi-way communications capability will increase adoption of our system by consumers, vendors, and healthcare providers alike because our system can operate as a patient portal that can share electronic data across and between those with a need to access and use that data.

We are currently selling our MyMedicalRecords PHR product directly to consumers, corporations (as an employee benefit), physicians, small hospitals, surgery centers and other healthcare professionals including nursing associations, retail pharmacies, and veterinarians, and to affinity organizations as a "value-added" service for their members or clients. We introduced a Prepaid Personal Health Record Card at the start of 2012 through healthcare professionals, home healthcare agencies and facilities, and patient advocates. We plan on offering our Prepaid Personal Health Record Card through retailers in the near future. We also sell to insurance companies and plan to sell through financial services organizations. The PHR is offered both via the MyMedicalRecords web site and as a private- labeled product. When sold to employers and/or affinity groups, we count members as individuals who have received paid access to the MMR system through their employers' benefit programs or as a member benefit from a respective affinity group. We count users as the individuals in that member group that activate and commence usage of their individual PHR account. In addition, the MyMedicalRecords PHR is an important component of the MMRPro professional document management and imaging system, which we are selling to physician offices and other healthcare professionals (See section on "MMRPro").

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

Users also have the ability to fax records out of their MyMedicalRecords PHR account using an integrated Internet fax service. This feature gives users the ability to easily share information with multiple providers with the privacy of web-based faxing that doesn't require them to print out documents and then place them in a physical fax machine. This feature also transforms the PHR into a proprietary integrated fax messaging service, which we believe provides a significant competitive advantage over other PHRs.

The MyMedicalRecords.com Personal Health Record allows patients to store and manage their records and share information with providers, as they move along the continuum of care.

The MyMedicalRecords PHR product is designed to enable consumers to store their important medical records and other health information in one central and secure place where they can manage those records and control how they are accessed and shared. The market for our products is significant. While every healthcare consumer in the U.S., as well as those in other countries, is a potential user of the MyMedicalRecords PHR product, we believe that our product has the greatest appeal to the following particular market niches:

  The chronically ill and their families and other caregivers who must share health information with and among many healthcare professionals (this "co-morbid population" represents a disproportionate share of U.S. healthcare costs);
  Physicians who must provide patients with timely electronic access to their personal health information;
  Individuals with Health Savings Accounts who need to carefully manage their eligible expenses over the course of a year;
  Consumers who are caring for their "senior" parents and who need their parent's current medical information readily available in case of their parent's unexpected illness or emergency situation;
  Consumers with newborns who will be able to build a complete medical file for the newborn, one that can be maintained and updated throughout the newborn's entire life;
  Employees who are forced to change physicians and other healthcare providers when their employer changes health insurance plans and who therefore need to manage transferring their health information to new providers;
  Consumers who are concerned about having access to their PHRs and other important documents in a disaster or other emergency;
  Travelers and business people working overseas who might need to access their medical records in the event of an emergency;
  Hospitals required to provide patients' discharge summaries and after-care instructions electronically;
  Home healthcare professionals who need the efficiencies of technology, particularly PHRs, to maintain and share patient records and manage daily activities;
  Wireless providers who are seeing smartphones increasingly used as a hub for remote patient monitoring devices that can export data to PHRs to improve coordination of care in the patient-centered medical home;
  Veterans and Medicare recipients who are using Blue Button to transfer their respective health information into a comprehensive, portable and easy-to-use PHR;
  Corporations seeking to offer their employees a valuable benefit, e.g. companies implementing workforce wellness programs and those with expatriate employees would be particularly interested;
  Pharmacists who recognize PHRs as a way to offer consumer counseling more effectively and efficiently; and
  Local, State, and Federal governmental agencies that need an immediate yet easy solution to help families and businesses preserve their vital documents in the event of a man-made or natural disaster.

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

  Integration with Electronic Medical Record Systems and Laboratory Reporting Services.

We are integrating our PHR with laboratory reporting services, Electronic Medical Record and Electronic Health Record systems, beginning with 4medica, an integrated iEHR, which is used by thousands of doctors nationwide, through the creation of a messaging interface which was launched in 2013. In this workflow, the MyMedicalRecords Personal Health Record is able to exchange discrete data, such as patient demographic information and lab test results, with the clinical system. In addition, standard reports from the EMR system, such as the Continuity of Care Document (CCD) can be transmitted into the PHR either in PDF or discrete data format.

  Forms Management and Electronic Signature

The MyMedicalRecords Personal Health Record also now supports the completion and secure electronic signing of doctor office forms. So a participating provider who offers the product to his or her patients can have them complete and sign Patient Intake, Registration, Consent and other forms before they get to the office. MyMedicalRecords can transmit the forms directly into a doctor's clinical system. This creates a major efficiency benefit for the doctor office.

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

  Appointment Calendar Feature

Users are able to take advantage of a calendar feature to schedule and generate reminders about upcoming doctor and other health-related appointments. These reminders appear when a user logs into his or her MyMedicalRecords PHR account and also can be sent to the user's e-mail address (or e-mail enabled smartphone) and imported into any calendar program including Microsoft® Outlook®.

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

  Health Information Library

Users have the option to access wellness programs and interactive audio and visual health encyclopedias, licensed from third-parties, in both English and Spanish.

  Telemedicine.

We have integrated our PHR with the Alcatel Lucent ng Connect Telemedicine suite. This takes data directly from wireless Bluetooth monitoring devices, such as blood pressure monitors, and deposit readings directly into the MyMedicalRecords PHR. We believe that these enhancements will increase usability and make it easier for consumers to view their important medical records.

We are also working with a number of vendors to create mobile applications for its MyMedicalRecords.com PHR. This mobile application has already been deployed in beta mode for Android tablets and smartphones. A mobile version for iOS (iPhones and iPads) is also being developed.

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

We also have a MyBlueButton.com initiative where veterans and Department of Defense personnel and others will be able to upload their health information from the Blue Button Initiative and/or MyHealtheVet account to a MyMedicalRecords PHR, where they can manage all their medical data and other important information in one secure location. In addition to safely storing their Blue Button data file, each MyMedicalRecords account comes with a password-protected voice mailbox, inbound and outbound fax, a drug interaction tool and many other features to manage and track their health. MyMedicalRecords also allows them to store medical records for their family members, including pets, in one account.

MyEsafeDepositBox - An Online Secure Document Storage System

Our "MyEsafeDepositBox" service is geared towards small businesses, the financial, insurance and legal services industries. MyEsafeDepositBox is based on the same technology and architecture as the MyMedicalRecords PHR product. However, rather than focusing on storing medical records, MyEsafeDepositBox is designed to provide secure online storage for medical records and any other vital, financial, legal and insurance documents such as wills and advance directives. MyEsafeDepositBox.com may be used as a virtual on line "safe" and could serve as an essential part of any household's or business's disaster preparedness plan by securely storing important legal, insurance and financial documents that they cannot afford to lose. Such documents may include copies of insurance policies, deeds of trust, passport, birth certificate, photos of property and other vital documents in addition to medical records that are critical to retrieve in the event of a natural disaster such as an earthquake, hurricane, flood or fire.

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

MyMedicalRecordsMD also known as MMRPro - An Integrated Scanning and Web-Based Document Management Solution for Medical Providers

Our MMRPro product provides physician offices with a powerful and cost-effective solution to the costly and time-consuming challenge of digitizing paper-based medical records, as well as providing doctors the access to those records through a private portal at MyMedicalRecordsMD.com (see MMRPro.com for more information). In addition, MMRPro features an integrated e-Prescribe automated drug order entry system and automatically deploys a patient's records to a free patient portal, MMRPatientView.com, where patients can view and print out their records. MMRPro also includes its own "Stimulus Program" that allows physicians the opportunity to earn administrative reimbursements when their patients upgrade from the free MMRPatientView.com portal to a full-featured, paid MyMedicalRecords PHR account.

A typical EMR implementation costs well in excess of $100,000 and can take several weeks or months to integrate into a doctor's practice. Even worse, during this implementation, a doctor's office is asked to significantly reduce their patient load by as much as 50% which means that the practice loses one-half of its revenue during the implementation period and possibly longer. In a healthcare economy where patient load is critical to a doctor's financial success, this can be very problematic. MMRPro is sold on a three-year license, which includes all hardware, software and system management

We recently introduced a new version of MMRPro, MMRPro Plus, which allows the solution to work with virtually any scanner. MMRPro Plus installs as a client on an office computer instead of being built into the intelligence of the scanner. It offers the same features and functionality as the original MMRPro and therefore is ideal for officers where scanners already have been installed.

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

MMRPro Features

  Integration with EMR systems.

Through a partnership with Interbit Data (located in Natick, MA) we are part of a joint software solution that allows hospitals and other clinical facilities to instantly make health information available to patients securely over the Internet using the MMRPatientView portal from any EMR system without first having to scan, fax or print any documents. The Interbit Data- MMR module is certified for Meaningful Use with MEDITECH systems. Although the solution is only deployed for MEDITECH at this time, we believe that it can work with virtually any EMR platform, which opens up a significant new market opportunity for MMRGlobal.

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

  Patient View.

The MMRPro system incorporates an integrated patient portal, www.MMRPatientView.com, so doctors can give their patients timely electronic access to their medical records after a visit. Patients can sign up at their provider's office or they can opt to receive an e-mail after their first visit giving them the opportunity to sign up for the free service. To activate, patients log into their MMRPatientView account with their secure User ID and password combination, after which they can view, download and printout records from their visit, including lab reports, radiology reports and copies of X-ray images. Patients receive alerts any time their doctor places a new record in their account. We believe the Patient View portal satisfies the Meaningful Use requirement for doctors to share electronic copies of records with patients by January 1, 2014.

The MMRPro "Stimulus Program"

In addition to its product functionality, MMRPro includes a "Stimulus Program" that creates cost-savings and revenue opportunity for its users; in fact, we believe our Stimulus Program can generate at least as much money for a doctor practice over a three-year term as the $44,000 that is possible through the HITECH Act over a five-year period.

We believe that MMRPro can ultimately eliminate the need for doctor office staff to go into patient charts to retrieve their records. We estimate that this can cost a doctor office as much as $50 per occurrence, when all of the labor and copying costs associated with retrieving a patient record are included. If MMRPro makes it possible for a doctor office to eliminate having to manually retrieve just one record per day, it would translate to a savings of more than $10,000 in a single year.

Doctors have the opportunity to earn administrative reimbursements when their patients upgrade from the free MMRPatientView portal to a full-featured, paid MyMedicalRecords PHR. We share 30% of the subscription revenue from those upgrades with doctors on a monthly basis and believes that patient acceptance for the MyMedicalRecords PHR will be driven by the benefit of being able to store and manage medical records from all doctors for up to 10 family members, not just the one doctor and one family member capability of the free MMR-PatientView Portal.

The Market for Our Products

Demand for both our consumer and professional health IT products is driven primarily by the U.S. healthcare and the health information technology markets. More recently, we have been expanding our consumer market through strategic partnerships with local pharmacies, nurse advocates and home healthcare specialists, all of whom have significant one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, starting in 2012, we created a retail consumer model through the use of Prepaid Personal Health Record cards for marketing through retail outlets such as pharmacies, and we are also expanding our presence into the wellness and prevention market. On the professional side, demand is increasing in the field of ambulatory surgical centers as well as other clinics looking for a cost-effective scanning and document management solution with high usability. Specialty practice areas such as pediatrics, chronic care illnesses and geriatrics are also key areas for expanding the MMRPro solution with our integrated patient portal, MMRPatientView, with upsell to a full-featured MyMedicalRecords PHR. Additionally, as the use of Teleconsulting and Telemedicine becomes more prevalent, MMRPro's patient portal and MyMedicalRecords PHR are patented solutions that provide a user-friendly proprietary platform to facilitate collaboration between doctors and other healthcare providers with patients, such as exemplified by our programs with Alcatel-Lucent and ng Connect.

While the U.S. holds the largest share of the global healthcare IT market, slated to grow domestically at a CAGR of nearly 20% during 2014-2018, health IT is also a growth industry internationally, expected to continue increasing so that by 2017 the global market will expand at a compound annual growth rate of 7.0 percent. Countries sharing a common goal to control healthcare costs are looking to EMR and PHR solutions to achieve this. The global demand is evidenced by our agreements in China, Australia and other countries in development to offer Personal Health Record and electronic document management and imaging services. Moreover, in a global economy, companies are increasingly sending employees overseas, a practice which is expected to increase demand for our MyMedicalRecords PHR among ex-pats, particularly in Europe and the Middle East. Also, medical tourism is on the rise with estimates of a $100 billion market, and this fuels the need for medical records that are truly universal and can be accessed anytime from anywhere. It should be noted here that the growth of health IT at home and abroad is further impetus for ensuring the protection and enforcement of our patent portfolio worldwide. In light of the continued occurrence of emergencies and natural disasters, demand for both our MyMedicalRecords and MyEsafeDepositBox products are driven by relief and educational organizations, as well as by consumers and small businesses, with international focus based on tools that help in disaster preparedness and personal protection.

In developing and marketing our products and services, we plan to continue to participate in the burgeoning consumer health information market and health IT market for patients and healthcare professionals who need to comply with federal legislation, including the Health Information Technology for Economic and Clinical Health Act (HITECH Act) which is part of the American Reinvestment and Recovery Act of 2009 (ARRA). Additionally, we believe that the healthcare reform legislation, the Patient Protection and Affordable Care Act (PPACA), will ultimately stimulate a significant behavioral shift in how consumers manage and control their own health. The healthcare industry is implementing new processes to complement the individual insurance mandate (which requires most Americans to obtain insurance coverage beginning in 2014), Accountable Care Organizations ("ACOs"), and hospital readmission penalties.

Recognizing that PPACA's reforms are likely to trigger greater consumer interest in and control over individual health information and combined with the healthcare industry's transformation from a pay-for-service system to one that is pay-for-performance or outcomes-based, we are well-positioned to respond given its health IT products and services. While the HITECH Act's Meaningful Use program has incentivized thousands of healthcare providers and facilities to implement computerized medical records, the reforms in PPACA virtually mandate interoperability between and among healthcare providers. For example, an ACO's success is dependent on the ACO's ability both to coordinate care to improve outcomes and to reduce costs; objectives that cannot be achieved without interoperable healthcare IT solutions. Just as the Medicare Shared Savings program rewards physicians operating in ACOs for keeping patients healthy which usually reduces overall costs, greater participation in and control over the individual's own health is becoming mandated by law and encouraged by public and private employers. These driving factors are contributing to a prevailing consensus that patient portals and PHRs are necessary to achieve success of all involved.

Healthcare and Health IT Industry

Regulatory Environment

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

As a vendor of PHRs, we are implementing policies and procedures, and reviewing our relationships with all necessary parties on an ongoing basis, to ensure our compliance with HITECH and its associated regulations. While we contend that we are not technically a business associate as that term is defined under HIPAA's three-prong test (since the beneficiary of the PHR is the patient, not the covered entity), the work we are doing to ensure compliance with HITECH as a vendor of PHRs will ensure that we comply with HITECH if we are ultimately determined to be a business associate.

One of the most critical aspect of HITECH is its requirement to notify individuals if their PHI has been, or will likely be, disclosed without the individual's authorization (i.e., there is a breach). We both recognize and fully support this requirement and are working to ensure its contracts with covered entities address and delineate all responsibilities associated with the breach notification process. Moreover, because we believe in the quality, safety and security of our products and services, users of MMRPro, MMRPatientView and MyMedicalRecords receive protection under MMRGlobal's Million Dollar Cyber Liability Insurance Policy. In the event of a loss, users are protected from actual loss or damage caused by an error in our PHR and MMRPro systems and are assisted with their defense costs in the event of a violation of the expanded HIPAA regulations under the HITECH Act.

Healthcare and Health IT Industry Environment

Health information technology (HIT) is at the forefront of efforts to reform the U.S. healthcare system, viewed as essential to controlling costs, improving care and saving lives. Starting in August 2012 when the Centers for Medicare and Medicaid Services (CMS) released its final rule for Meaningful Use Stage 2, Personal Health Records moved to occupy a dominant position in the healthcare IT landscape because it was now a requirement that eligible professionals provide their patients timely online access to their health information. The commitment to achieve widespread adoption of Electronic Medical Records was legislated by the HITECH Act, which contained provisions allocating more than $27 billion to eligible professionals and hospitals that digitize their medical records systems through "Meaningful Use" of health IT.

In addition to demand created by HITECH, health IT is expected to continue opening up widespread market opportunities in the healthcare industry because the need to control healthcare costs is expected to remain at the top of the domestic agenda for some time. Healthcare spending reached an estimated $2.9 trillion in 2013, now accounting for about 18 percent of GDP, and is expected to reach $4.7 trillion by 2020. According to estimates by the Congressional Budget Office, healthcare spending is on pace to exceed all discretionary spending by 2016.

We believe the need to control healthcare costs through 21st century solutions such as EHRs and PHRs supported by regulatory requirements will continue to drive health IT adoption. For instance, adding to the HITECH Act, PPACA also represents a significant opportunity for us This laws include broadening health insurance to cover millions of Americans starting in 2014, implementing new healthcare payment and delivery models, and funding programs that promote healthy behaviors to both prevent and manage chronic diseases, which account for more than 75 percent of healthcare treatment costs. Regarding the insurance mandate, there has been a sweeping amount of publicity about the launch of the insurance marketplace exchange Healthcare.gov on October 1, 2013 due to widely documented technical errors. However, these continue to be addressed into 2014 and extensive advertising campaigns are having a positive effect on sign-ups. We believe this has helped to build consumer awareness of the responsibility they share in their healthcare costs and the need for such tools as Personal Health Records to help control their out-of-pocket spending.

Even though the ACA did not directly legislate for a federal incentive program for EMR/EHR adoption in the way that HITECH did, the components of the bill build on computerized medical records and the electronic sharing of information to achieve better results in line with the new outcomes-based reimbursement model of healthcare. So, for example, the challenges created by the influx of newly insured to better manage the cost of their care, or the efficiencies mandated by ACA in the form of Accountable Care Organizations (ACOs) that reward providers for quality of care rather than quantity, is expected to result in greater demand for health IT solutions because they are critical for the coordination of care required to achieve improved outcomes, with Personal Health Records specifically having a positive impact in the way technology tools can lower the cost of care among defined populations.

Additional drivers of health IT that are expected to become more prevalent in the coming years are new multi-platform, multi-channel models of healthcare delivery. According to health economist and iHealthBeat contributor, Jane Sarasohn-Kahn, mobile apps, home-based monitors, Wi-Fi scales, text messaging and e-mail communication will gain traction in the coming years to ensure patients stay well. We are well-positioned to benefit from multiple technology integrations, demonstrated by our partnership with the Alcatel- Lucent ng Connect Program first announced in 2011. We anticipate more strategic partnerships with wireless providers as a result of our integrated telecommunications platform which delivers a PHR that allows medical records to be shared among all healthcare professionals involved in a patient's care using TeleHealth platforms.

With healthcare's continuing prominence on the national agenda and mandates to share medical information electronically across the whole spectrum of care, we anticipate that market conditions will remain healthy for the growth of our patented Personal Health Record products and services. The role of health IT in cost containment and improved patient outcomes through patient engagement and coordination of care, the driving force of HITECH stimulus and the expansive role patient portals and PHRs have as a requirement for the Meaningful Use of an EHR, America's aging demographics underscored by the wave of baby boomers entering Medicare, the rise of chronic illnesses and their cost, and an increasingly global and mobile world are contributing factors that enable our products to benefit from the HIT value propositions in the marketplace. Even with the challenges and uncertainties healthcare providers face in their day-to- day practice, they are continuing to move away from outdated paper-based systems and focus on spending strategic dollars on health IT as ROI given economic stimulus, the transition of healthcare to more of an outcomes-based reimbursement model, growing peer pressure, and the fact that increasing numbers of patients are becoming informed healthcare consumers who demand it.

Drivers for MyMedicalRecords PHR Market

Patient portals and timely access to health information such as made possible by PHRs, which were a convenience under Meaningful Use Stage 1, are now a necessity under Meaningful Use Stage 2, and signifies where health IT is heading now and into the future. With the final rule of Meaningful Use Stage 2 released on August 23, 2012, patient engagement moved to the center of the health IT industry and has marked a new era as patients require online access to their health data versus the previous rule which only required a copy on request, and did not have to be specifically web-based. So, starting in January 2014, over 50% of an eligible professional's patients need to have the ability to access their health information online within four business days of the information being available, and this is expected to expand to 90% with Stage 3 Meaningful Use requirements. Eligible hospitals need to make the information available to patients within 36 hours of discharge. The new requirements have resulted in understandable pressure for hospitals and physicians in the EHR Incentive Program managed by CMS, and the prospects of decreasing incentives and increasing penalties are also strong drivers for adoption.

The ACA's insurance mandate is also an additional driver for our PHR products and services. With ultimately over 30 million Americans entering the insurance pool, it will therefore become increasingly important to have the kind of tools such as a PHR to communicate and engage with the patient population, but continued delays in the ACA's implementation may slow this demand. Additionally, ACOs will need to rely on health IT solutions to make possible greater coordination of care that is such a critical part of the outcomes-based healthcare model being implemented. The ACA also imposes measures to reduce high hospital readmission rates. On October 1, 2012, penalties went into effect in the form of fines imposed by Medicare against hospitals that readmit patients within 30 days of discharge for the same complaint or procedure. The penalties are part of a multifaceted effort by Medicare to reward facilities based on how they meet certain care quality and patient satisfaction metrics. It is believed that many of these can be achieved by providing patients and/or caretakers with effective tools that enable them to readily have the information on how to comply with appropriate follow-up care. This also coalesces around the personal medical home model where remote patient monitoring enables data collection into a PHR to provide continuous and coordinated care. According to a report produced by the Deloitte Center for Health Solutions, "Connected Care: Technology-enabled Care at Home," the effective application of in-home technologies can produce a net result of potential annual savings of 20 percent or more if chronic conditions and post- hospitalization care is managed by involved consumers in their homes.

Social media and video contests are also being increasingly used to build PHR communities. MMR has joined with hundreds of other companies to "Take the Pledge" and we are expanding our presence across the Internet using social media to engage consumers on the value of having a Personal Health Record for themselves and their family. We also implemented the Blue Button initiative enabling Vets and Medicare recipients to share their data with healthcare providers, caregivers and other people they trust.

Organizations and enterprises not directly affected by Meaningful Use incentives are further promoting patient engagement. For example, employers are offering workplace wellness programs that reward employees for healthy behaviors to increase productivity and control insurance costs which are also supported by program policies in the ACA; health plans offer PHRs to patients to maintain data that monitors health progress in addition to claims data; pharmacies are growing their retail clinics and can offer PHRs for better care coordination and to offer health management tools such as prescription refill reminders; caregivers are placing PHRs at the top of their list of technology that can best support their practice issues; retailers can use PHRs as a tool to create stickiness and build loyalty programs at the point-of-sale; and wireless carriers are developing platforms for remote patient monitoring devices transmitted by smartphones into a patient's PHR for sharing by the entire medical team.

Finally, an ultimate driver for our products and services are consumers themselves. Through federal and state government initiatives, employer policies, and a stretched healthcare system, individuals and families are being challenged to take more responsibility for their health and healthcare costs and in response they are pushing for transparency. Studies show that patients who use a PHR are almost twice as like to be up to date with preventive services, and those who have access to their health information are able to make better decisions about their care which can translate into improved health and cost savings. So with increasing use of EHRs requiring patients be provided their personal health information in the form of a patient portal or Personal Health Record, Telemedicine and the development of mobile health apps (an estimated 500 million individuals are expected to be using mobile healthcare applications within the next five years), the use of social media to engage consumers in their healthcare, and pharmacies growing their retail clinics, we believe PHRs have a strong future as part of an overall health IT strategy. Moreover, our patented MyMedicalRecords PHR - Internet-based for 24/7 access, easy-to-use, private and secure, and multi-platformed for timely sharing of health data - fulfills what surveys reveal consumers are most looking for in a PHR, which is access to information online, privacy, the ability to track immunizations and monitor lab reports, communicate with doctors, and correct mistakes in their records.

Drivers for MMRPro Market

Doctors continue to be under increasing pressure to make their offices "digital" as mandated by the Federal Government in order to qualify for incentive payments of $44,000 per physician through Medicare and $63,750 per physician through Medicaid under the HITECH Act. Stimulus funds from HITECH are paid out in three stages of "Meaningful Use" over a five- year period; for example, a doctor under Medicare who qualified for funds in 2010 began receiving payments in 2011 and will continue to through 2015. Doctors who have waited until 2013 or 2014 to have EHRs in place will be eligible for smaller bonuses. Because of the short time horizons and high costs involved, many eligible professionals, despite the stimulus funds, were initially resistant to using full-blown Electronic Medical Record systems. Studies cited in a Congressional Budget Office Report show that a three-doctor practice could spend as much as $162,000 in the first year to install and maintain a system. This doesn't include the "hidden" costs of lost revenue from having to reduce patient load and also delays in billing while a new system is being implemented. For hospitals, EHR implementation can run into many millions of dollars.

Regardless of the early resistance by practitioners, over 50 percent of physicians and 80 percent of hospitals have adopted Electronic Health Records as reported by the Department of Health and Human Services in May 2013. Yet increasing numbers of users are expressing dissatisfaction with their system. A spring 2013 Software Advice survey cited by CIO.com found that more than 30 percent of providers intended to replace their EHR system. The complexities of Meaningful Use appear to create increasing pressures on healthcare providers, which we believe also creates dynamic market conditions for the Company's MMRPro system. We believe MMR is well-positioned to serve providers as a cost-effective bridge or adjunct to a full blown Electronic Health Records system while at the same time providing an integrated patient portal/Personal Health Record, which is essential for qualifying for incentives under Meaningful Use Stage 2 patient engagement requirements. Moreover, because the fax is still being used by the majority of healthcare providers, especially with their patients, MMRPro's electronic fax capability enables them to run their practice like they always have while digitizing their office or changing or upgrading their current system. Additionally, with the MMR Stimulus Program, incentives are offered either in place of, or in addition to, Meaningful Use payments, where it has been acknowledged that for smaller practices the perks offered by the government may not be enough by themselves to get doctors on board. And when Meaningful Use incentives are removed from the equation altogether, as is the case with non-eligible professionals such as long- term acute care and rehabilitation facilities, our end-to-end, user-friendly solutions enable clinical data to be digitized and available across all sites of care.

As a result, we see a significant niche opportunity to provide an efficient, cost-effective system that helps healthcare professionals take the required first steps to any form of digital office - scanning and digitizing patient records. We believe that the simplicity and elegance of MMRPro makes it attractive to the many thousands of medical offices, community hospitals and other healthcare providers who are still paper-bound and searching for a way to start their digital conversion or are dissatisfied with their current system and can use MMRPro for easier digital recordkeeping and to improve patient engagement.

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

Online storage is a growth industry that can be viewed as rebounding from the economic recession. According to International Data Corporation's, or IDC's, Worldwide Storage Software Qview, 2011 sales of storage software increased 11.6% over 2010 to $14.16 billion led by data protection and recovery. (StorageNewsletter.com). In-Stat reported the previous year that with home networking adoption passing 50% of households in North America and 13% worldwide, the consumer network storage market is seeing continued growth.

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

Customers

To date, we have signed agreements for our MyMedicalRecords PHR product, our MyEsafeDepositBox product, our MMRPro product, as well as licensing agreements to license our Biotech and Health IT Patents and other intellectual property. Our core products are sold directly to retail consumers, healthcare professionals, hospitals, surgery centers, dental offices, vendors, retailers, employees, affinity groups, membership organizations and licensees amongst others. Our Biotech and Health IT patents are being licensed to pharmaceutical companies, and other health IT companies as well as retailers. We also have a program for hospitals to give patients access to use our MyMedicalRecords Personal Health Record free of charge when they are discharged from inpatient facilities with the option to upgrade to a fully paid account.

We also offer private label versions of our MyMedicalRecords PHR product. In addition, we offer employee benefit programs to clients who provide MyMedicalRecords to their employees as a free benefit, similar to affinity and membership group clients. We receive compensation under these agreements either on a per enrolled account basis or on a membership basis in which we are paid based on the number of persons who are eligible to sign up for our service, regardless of the number that actually enrolls. Through an agreement with Microsoft® HealthVault® we have the opportunity to integrate our products with others connected to their platform in response to consumer demand.

In the affinity and membership group area, we continue to look for opportunities as organizations want to give their members access to the MyMedicalRecords PHR or MyEsafeDepositBox; we expect that these groups will continue to create new programs that bundle the MyMedicalRecords PHR and MyEsafeDepositBox virtual storage vault with their services.

On December 22, 2010, we entered into a Non-Exclusive License Agreement with Celgene Corporation ("Celgene"). Pursuant to the terms of the Agreement, the Company licensed to Celgene, on a non-exclusive basis, the use of our clinical and scientific data related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information in the United States and Europe. In consideration for the rights granted under the Agreement, Celgene agreed to pay the Company certain upfront fees and development milestones. When a milestone is reached it continues to automatically trigger a payment to MMR. We have already received $850,000 in milestone payments under such agreement. As part of the agreement we get regular recurring updates from Celgene on the status of any upcoming milestones, we have no reason to believe that we will not receive the remaining amounts due under the terms of the agreement when milestones are reached. A copy of the agreement can be found on Exhibit 10.32 of the registrant's annual report on Form 10-K for the year ended December 31, 2010.

On December 9, 2011, we entered into a thirty million dollar Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management, LLC whereby we agreed to release SCM from prior patent infringement claims and granted SCM, on a non- exclusive basis, a license covering the Licensed Patents, which amongst other things, covers certain Licensed Products and/or Licensed Services to develop, make, have made, use, sell, lease, license, demonstrate, market and distribute the Licensed Products and/or Licensed Services under SCM's brand or private label for channel or distribution partners who purchase the SCM branded or Licensed Products and/or Licensed Services for resale to end customers. The Agreement contains customary provisions, as to the term of the Agreement, representations, warranties, and indemnities by each of the Company and SCM and was filed with the Securities and Exchange Commission as Exhibit 10-1 on Form 8-K on January 17, 2012.

In consideration for the rights granted under the Agreement, SCM agreed to pay us $5 million dollars (the "Initial License Fee") plus an additional $5 million dollars annually during the five year term of the Agreement with the explicit understanding and requirement that the Settlement and Release portions of the Agreement become effective solely upon SCM's payment in full of the Initial License Fee. SCM also agreed to pay MMR additional royalties of ten percent (10%) of gross revenue at such time as an initial Two Hundred Million U.S. Dollars ($200,000,000 USD) of gross revenues are accrued on any Units sold, used or otherwise transferred pursuant to the terms of the Agreement.

The initial $5 million dollar payment became payable to us on December 23, 2011, with five additional payments due on November 15th 2012, 2013, 2014, 2015 and 2016.

We are currently seeking payment on the initial $5 million as well as the subsequent $5 million payments which were due in November 2012 and November 2013 as per the agreement. As of December 31, 2013, three of the four revenue recognition criteria of Staff Accounting Bulletin No. 104 had been met (persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable). We will not recognize any of this revenue until such time as collection is reasonably assured. We are currently in litigation against SCM and believe SCM has cash, accounts receivable, and/or other assets sufficient to pay the amounts due upon a successful outcome.

During 2013, our three largest customers (Visi, Inc. $302,000, Thorson Insurance Services $50,000 and XN Financial $44,000) accounted for approximately 68% of our total revenue. Due to the contributions of these customers to our consolidated revenue, we are dependent upon our relationships with these customers.

Revenue from our largest customer, which comprised 52% and 33% of our total revenue for the years ended December 31, 2013 and 2012, respectively, was transacted with a private entity in which we hold a minority equity investment.

Sales & Marketing Strategies

MyMedicalRecords PHR

Our marketing strategy for our MyMedicalRecords PHR product calls for continued focus on seven main sales channels:

  Licensing

Since the issuances of our patents in the U.S. and numerous countries we are focused on licensing the use of our proprietary technologies for the provisioning of Personal Health Records.

  Corporate Sales - Employee Benefit Offering

We are pursuing the human resources and benefits market to secure agreements or strategic arrangements providing for companies to offer our product to their employees and members. As a result of health reform, which encourages worksite wellness, companies are rethinking their roles in the new healthcare economy and we believe the user-friendly nature of our MyMedicalRecords PHR product makes it readily acceptable to employees and gives companies a low cost way to demonstrate their employee-friendliness.

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

  Direct to Consumer Marketing

We intend to continue to focus on marketing our MyMedicalRecords PHR product directly to consumers via both online and off-line advertising vehicles. We have produced a series of television ads that are shown on syndicated television shows. The ads can be seen at www.mmrontv. com. We continue to test pay-per- click advertising using booth Google Adwords and the other targeted platforms such as Facebook. In addition, we plan on continuing to exploit our relationship with E-Mail Frequency LLC continuing to test different e-mail creative, both text and HTML, as well as campaigns to target direct to consumer sales. Our MyMedicalRecords PHR product is currently available to individuals on a monthly or annual subscription basis as well as to those patients who upgrade from a free MMRPatientView account provided by their doctors.

  Healthcare Professionals.

We plan on continuing to offer our MyMedicalRecords PHR to patients at physician offices, hospitals, surgery centers, x- ray facilities and other facilities. In addition, we are planning to increase our marketing efforts in connection with sales to home caregivers and visiting nurses. We believe our ability to accept and transmit information in HL7 messaging formats will allow us to now more seamlessly integrate with existing EMR systems and populate the Personal Health Record with discrete data in addition to the PDF format already accepted by the Company's products.

  Retail.

We are in the process of establishing a distribution channel through retail where consumers will be able to purchase a Prepaid PHR card at retail stores including pharmacies, hospital gift shops, mass merchandisers and supermarkets amongst other specialty retailers. The prepaid retail card is manufactured as a high quality credit-card style card. The package surrounding it provides information on the PHR service to encourage both initial purchase and then active use. Because the prepaid card is not flimsy, emergency personnel will be able to find it in a user's wallet in the event of a medical emergency, thus reinforcing the special Emergency Log in feature of the MMR product. We plan to have a magnetic stripe on the back of the card as well, which will allow us to offer the prepaid product in conjunction with pharmacy or store loyalty programs.

  Other Markets.

We plan to focus a portion of our marketing efforts in selling to nursing and convalescent homes as well as other vertical markets that have the need to share, store and manage documents and health records in a secure manner such as the legal, accounting, mortgage banking, chronic illness foundations, and charitable organization markets.

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

MMRPro

We have been working on enhancing the MMRPro platform as well as broadening its distribution and sales channels. We believe that, with Meaningful Use Stage 2 requirements in place that mandates providers giving patients' online access to their health information, MMRPro will gain accelerated acceptance with clinicians because of the fact that the product automatically creates a patient facing copy of scanned records through its MMRPatientView portal. We also believe that the successful adoption of the MMRPro product by our existing customer base will help simplify and possibly shorten the sales process as it acquires new customers.

In addition to working with document imaging sales and distribution channels, MMRGlobal is utilizing distribution networks of companies who already sell other products into doctor offices. These distribution partners also help increase our integration and support network.

We also plan to utilize lead generation and telemarketing/appointment setting tools as a way to build a pipeline of customer opportunities that can be sold direct by MMR or through its distribution partners.

Through an agreement with Interbit Data (located in Natick, MA) we have created a joint software solution that will allow hospitals and other clinical facilities to use a Meaningful Use certified solution to instantly make health information available to patients securely over the Internet using the MMRPatientView portal from any EMR system without first having to scan, fax or print any documents. The Interbit Data-MMR module is certified for Meaningful Use with MEDITECH systems. MEDITECH is being used by more than 750 hospitals nationwide. Although the solution is only deployed for MEDITECH at this time, MMR believes that it can work with virtually any EMR platform, which opens up a significant new market opportunity for MMRGlobal.

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

  Retailers

We are still in the process of bringing our MyMedicalRecords.com PHR to retailers in the form of a prepaid card that consumers will be able to purchase at point of sale. To do this, we have begun creating a national independent sales representative network that already has relationships with retail chains. In addition to direct sale to consumer at retail, we see an opportunity to make the PHR part of store and pharmacy loyalty programs as well as to offer it as a premium when consumers purchase health care related products, switch their prescriptions to that store or refill existing prescriptions.

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

Unis is a subsidiary of Unisplendour Corporation Limited (SHE: 00938) (www.Unis.cn), one of China's leading IT firms. Our technology will support a Unis medical records development project for sale to China's public and private hospitals. Our senior management and technology executives from Nihilent, MMR's technology partner in India, have met with counterparts from Unis-Tonghe to integrate the MyMedicalRecords PHR and the MMRPro system into a health IT platform that could be deployed throughout China's healthcare market.

Under the JV, Unis and MMR agreed to form a joint venture in China for the purpose of deploying our PHR services and document imaging and management solutions as part of a total EMR solution in China. Under the agreement, we will own 40 % of the joint venture and Unis will own 60%.

As a result of lead times to develop customized EMR solutions in response to government specifications, this effort has taken several years. In the meantime, we have begun to leverage our resources in China with other U.S. partners including Alcatel-Lucent to help manage relationships in China locally.

Also pursuant to requests from Unis and the Chinese government, we have continued to respond to requests for changes in the Unis JV including changes continuing throughout 2013.

In 2012, we entered into an agreement with Australian company VisiInc PLC to sell our patented consumer and professional health IT products and services on the Visi platform utilizing the Vistime product in the health technology market in Australia. The agreement with VisiInc PLC calls for minimum performance guarantees to be paid to MMR annually.

We are also actively working with potential strategic partners in countries where our patents are issued which include Australia, New Zealand, Singapore, Japan, Mexico, Canada, Hong Kong, South Korea, Israel and Europe to leverage our global patent portfolio.

Use of Our Board of Advisors

We have a Board of Advisors and a Medical Board of Advisors, which include the following individuals:

BOARD OF ADVISORS

  Buzz Aldrin, Ph.D.

Apollo 11 Astronaut

  Titus Day

Managing Director, 6 Degrees Management

  Hon. Richard A. Gephardt

22nd Majority Leader of U.S. House of Representatives

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

  Jeremy Fine, M.D.

Board-Certified in Internal Medicine

  Theodore B. Goldstein, M.D.

Orthopedic Surgeon

  William Goodman, M.D.

Pulmonary and Critical Care Physician

Academic Appointment at Dartmouth Medical School

  Cara Natterson, M.D.

Board-Certified Pediatrician and Author

Founder, Worry Proof Consulting

  Lawrence D. Piro, M.D.

Clinician, Researcher & Lecturer; International Expert in Hematologic Malignancies

The Angeles Clinic and Research Institute

  David Charles Rish, M.D.

Dermatologist; Academic Appointment at UCLA

  Prediman K. (PK) Shah, M.D.

Director, Division of Cardiology and the

Oppenheimer Atherosclerosis Research Center at Cedars-Sinai Medical Center

We work closely with our Board of Advisors to identify new business opportunities. In Addition, we work with our Medical Board of Advisors to find more effective and efficient uses of our products for healthcare professionals as well as finding new ways to exploit our biotech assets.

Principal Suppliers and Supply Contracts

We currently contract with numerous third-party telecommunications carriers, data centers and other information technology service providers and developers to develop and maintain our products.

We contract with a third-party for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developers support our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. Under our development contract, we own the intellectual property rights over all software applications developed pursuant to the contract. We pay our developer per-project fees for the development services provided and a monthly fee for support and maintenance services. Most of our agreements with developers renew automatically for one year periods subject to the right of either party to terminate the agreement by giving six months written notice to the other. Notwithstanding the ability to terminate MMR owns, controls and maintains copies of all its software, source code, and updates and changes as they occur.

We also contract collocation and hosting services to Level 4 and Level 5 certified data centers that monitor, manage and maintain our systems and storage facilities that service our production websites. Scheduled, non-escalatory, monthly payments are made for all collocation and hosting services. Services include managing and maintaining the production servers that host our MyMedicalRecords PHR and MyEsafeDepositBox and MMRPro applications and store user related data. The data center agreements are renewed automatically and a termination option is available to either party upon a six month prior written notice. MMR owns all hardware located in the data centers and has the option to remove it should a data center agreement be terminated. Notwithstanding the ability to terminate MMR owns and controls and maintains copies of all its software, source code, licenses and updates and changes as they occur.

In the event that we are unable to continue to obtain supply, development or maintenance services from any of our current suppliers or developers, we believe that we would be able to utilize other suppliers, developers, or maintenance services to continue the development and operation of our products. Prior to selecting our current suppliers, we received competitive bids from other vendors who would have been able to provide equivalent services. Thus, we believe that the marketplace for such services is broad enough that we would be able to reach commercially reasonable terms for the continued development of our products within the termination periods provided in each agreement.

Disaster Recovery Plan

Our data centers have disaster recovery plans in place designed to ensure the safekeeping of records stored in a user's MyMedicalRecords PHR, MyEsafeDepositBox, MyMedicalRecordsMD and MMRPatientView accounts, while maintaining continuity of our services should our server site be affected by a natural or man-made disaster. Our main production sites have redundancy measures built-in at all levels of the infrastructure and are designed to facilitate maximum availability of our product websites. Our backup and recovery encryption and processes are FIPS 140-2 compliant.

Competition

MyMedicalRecords PHR

Although we believe that no other product in the marketplace compares to what we provide in our comprehensive PHR and other offerings, there are other PHR providers in the consumer health information management marketplace today that compete for our services. These include MyMediConnect, NoMoreClipboard.com, Dossia, WebMD Health Manager, ZweenaHealth, and numerous others including Internet and patient-portals offered by EMR Vendors, health exchanges, and insurance companies, hospitals and HMOs for their policyholders and patients.

Each of our competitors offers varying PHR products and services for online storage and access to medical records at varying price points (at the basic "free" level, with minimal recordkeeping capability and usually includes advertising). However, we believe our MyMedicalRecords PHR product offers unique features that distinguish it from those of our competitors. In particular, we believe our MyMedicalRecords PHR product offers greater ease of use and accuracy than our competitors' products because copies of the actual medical records, such as laboratory test results and radiology reports can be faxed, read, or uploaded directly into the user's MyMedicalRecords PHR account. This helps ensure accuracy when compared to redacted data from a patient portal, multiple records from different providers or requiring users to input the data themselves, which may result in transcription errors, or go through a third party, which could result in more time, additional costs and can raise the issue of privacy.

In addition, most competitive services do not offer integrated inbound and outbound fax directly to or from the user account, or if they do they are usually required to go through third party intermediaries in order to share information with other providers along the continuum of care. Moreover, we believe our integrated fax offering alone can save members as much as $300 a year as compared to using similar electronic fax services.

In addition, while hospital patient, HMO patient and insurance policyholder Internet-portals allow users to see certain information regarding test results, prescriptions or claims data, and may even give patients the ability to set appointments and communicate with doctors, these portals typically only allow users to view data from that specific provider, and if a user changes his or her healthcare provider, insurance carrier or employer, the information may not be available in the future. Our MyMedicalRecords PHR product is designed to offer our customers a single secure online repository for all of their health information and records, from every provider, so that this information is available any time a MyMedicalRecords PHR user needs to access and share it, and our service is completely portable, meaning it stays with the member though changes in health plans, healthcare providers and employers. Moreover, the MyMedicalRecords account covers an entire family of up to 10 members, whereas other services typically only cover an individual or charge for additional family members.

We also believe the enhanced features offered at our price point, offer consumers unique and attractive advantages that separate our MyMedicalRecords PHR product from the competition. In addition, while competing services may raise consumer awareness about the need for access to personal health information and this increased awareness may likewise increase the marketability of our MyMedicalRecords PHR product, growth in the consumer health information management marketplace may also attract new entrants. However, while we believe that greater ease of use and array of enhanced features distinguish our MyMedicalRecords PHR product from those of our competitors, many of our competitors may have greater resources and may attempt to modify their product offerings to make them more competitive, including attempting to replicate some features of our MyMedicalRecords PHR product. Notwithstanding we seek to protect our proprietary technology through our patents in the U.S. and overseas and other countries of commercial interest.

MyEsafeDepositBox

Our MyEsafeDepositBox product competes with a number of online backup and electronic data storage services. The increasing use of external hard drives and flash drives to backup data also has the potential to compete with online data storage services such as our MyEsafeDepositBox product.

We believe that MyEsafeDepositBox is a superior product when compared with products such as My Vault® Storage or Allianz Protect in that it permits multiple service providers, such as insurance agents or lenders, to fax documents directly into a user's account. In addition, much like the MyMedicalRecords PHR, the MyEsafeDepositBox service also offers outbound fax and emergency login features which further differentiate us in the marketplace. We also have the ability to provide private label branding that affords banks, insurance companies, escrow services and other financial and legal businesses to provide not only a useful product but creates brand awareness and loyalty.

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

Intellectual Property

Since inception, our health IT business has evolved from a development stage company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. Continuing through 2013, we remained focused on maximizing the value of our intellectual property portfolio, particularly our 10 U.S. health IT patents that have been granted to date. Our health IT patent portfolio, which we have been building since 2005, currently includes our U.S. patents (with over 250 issued claims), 17 pending U.S. patent applications (with over 400 claims), seven foreign patents including two in Australia with others in New Zealand, Singapore, Japan, Mexico and Canada, and 14 other pending patent applications in foreign countries. These patents have the potential effect of enabling us to control a dominant marketplace position in personal healthcare, being well-positioned to benefit from the explosion in health IT globally. The full term of our health IT patents will not expire until September 12, 2025 or after.

Our health IT patent portfolio includes issued patents on our health IT products and services including our MyMedicalRecords, MyEsafeDepositBox and MMRPro product and services, which is in addition to our portfolio of biotech patents. MMR acquired significant intellectual property assets from the Merger with Favrille and continues to seek ways to exploit and monetize those assets, which include, but are not limited to, data from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies.

Health IT Patents

Through our wholly owned subsidiary, MyMedicalRecords, Inc., we currently have 10 U.S. patents - Nos. 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,301,466 ("Method and System for Providing Online Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,498,883 ("Method for Providing a User with a Service for Accessing and Collecting Prescriptions"); 8,626,532 ("Method for Providing a User with a Web- Based Service for Accessing and Collecting Health Records"); and 8,645,161 ("Method and System for Providing Online Records") - as well as additional applications and continuation applications.  These patents cover inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record systems.

At the start of 2013, we were issued two U.S. patents with claims totaling 57: U.S. Patent Nos. 8,352,287 and 8,352,288 were issued on January 8, 2013 after being allowed on November 28 and December 3, 2012, respectively. Significantly, claims in the `287 Patent expanded MMR's patent portfolio with additional claims directed toward a Web-based service to access and collect health records from different types of service providers, including, but not limited to, retail pharmacies as well as hospitals, providers and other healthcare professionals providing services over the Internet. The health records, including prescriptions, may be collected from service providers using various types of messaging including email, facsimile, uploads, and voice. The `288 Patent, our seventh, further raised the bar for our PHR intellectual property in that there are additional claims related to collecting insurance information, calendaring, and other features which are already provided by MMR's products and services. Claims in this patent address how healthcare providers send requested patient information to the patient, caretaker, provider or user by various means, including voice, fax, email or other electronic formats connected to a Personal Health Record system, patient portal or other locations on the Web. They also cover how users collect Personal Health Information on the Web or at other destination addresses without the healthcare provider having to enter specific personal identification numbers of the user. The information collected includes but is in not limited to a patient's medical history, chart notes, vaccination records, laboratory and other test results, prescriptions, and X-rays and images, as well as birth certificates and other important documents such as wills and advance directives.

Our eighth U.S. patent - U.S. Patent No. 8,498,883 - was issued on July 30, 2013 after being allowed on June 6, 2013. Claims in the eighth patent, entitled "Method for Providing a User with a Service for Accessing and Collecting Prescriptions," includes 28 claims which are directed toward providing a user with the ability to access and manage prescriptions online by providing features that include sending prescriptions to a pharmacy, accessing prescriptions from a pharmacy, scheduling prescription refills, sending reminders regarding prescription refills including by text or email, and identifying adverse drug interactions by analyzing prescription medications. We received a Notice of Allowance from the USPTO for our ninth patent on August 8, 2013, entitled "Method for Providing a User with a Web-based Service for Accessing and Collecting Health Records," which was issued on January 7, 2014, U.S. Patent No. 8,626,532. The patent includes 27 claims, a portion of which are directed toward enabling users to access and collect their medical records in a secure and private manner using wireless devices such as smartphones, tablets or telemedicine platforms, amongst other systems, and represented a significant addition to MMR's U.S. patent portfolio. Additionally, our tenth U.S. patent, entitled "Method and System for Providing Online Records," was allowed on December 4, 2013 and subsequently issued on February 4, 2014, U.S. Patent No. 8,645,161, with 30 claims directed toward methods for accessing and collecting health records by providing a user interface that further includes a number of additional features which collect and display prescriptions, help submit prescriptions to pharmacies, collect and display health insurance information, send outgoing faxes, allow users to annotate health records and set up appointment reminders for visits with providers as wells as recurring medication reminders through a calendaring function.

Internationally, we have patents issued, pending and applied for in 11 other countries or regional authorities of commercial interest. Seven of the patents issued are in Australia, New Zealand, Singapore, Mexico, Japan and Canada. Each entitled "Method and System for Providing Online Medical Records," the Japanese Patent (#5191895) with 40 claims was issued on February 8, 2013, and the Canadian Patent (#2,615,128) was issued on September 10, 2013 and has 40 claims including claims corresponding to those in U.S. Patent No. 8,301,466. With the Canadian patent, our health IT intellectual property includes all of North America. MMR also has 15 other pending patent applications in foreign countries further including, Hong Kong, Israel, South Korea, Japan, Mexico, Europe, and China. There are also six pending Patent Cooperation Treaty ("PCT") applications. We also have hundreds of patent claims in pending U.S. applications including 17 U.S. utility patent applications related to health information technology. These include applications directed toward a Mobile Platform for Personal Health Records, a Method and System for Managing Personal Health Records with Telemedicine and Personal Health Monitoring Device Features, Prepaid Card Services related to Personal Health Records, a Universal Patient Record Conversion Tool, Aggregation of Data from Third Party Systems into a Personal Health Record Account, Electronic Health Records in Clinical Trials, a Data Exchange with Personal Health Record Service, Delivery of Electronic Medical Records or Electronic Health Records into a Personal Health Records Management System, a Health Record with Inbound and Outbound Fax Functionality, a Method and System for Providing Online Medical Records with Emergency Password, Data Exchange with Personal Health Record Service, Identifying Individual Associated with a Personal Health Record with Health Record Destination Address, and Personal Health Record with Genomics, We believe that many of the pending claims will ultimately be allowed including both health IT and non-health IT/medical applications which are pending in our entire patent portfolio.

After the patent issuances of 2011 through 2013, we believe we hold significant foundational patents under a "Method and System for Providing Online Medical Records," and "Method and System for Providing Online Records" and that the patents are relevant to any provider who transmits Electronic Health Records in that they limit their ability to communicate without infringement. As a result, the process of enforcement and licensing of our patent portfolio through the law firm Liner LLP (aka Liner Grode Stein Yankelevitz Sunshine Regenstreif & Taylor LLP) continued to build throughout 2013.

The Liner law firm is also representing us in the collection of $30 million dollars under our Settlement and Patent License Agreement with SCM as further described in our Litigation Matters section.

Exploiting MMRGlobal Biotech Assets and Patents

Although our primary business is the web-based storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the 2009 Merger with Favrille, Inc. which currently include five U.S. patents, four U.S. pending patent applications, eleven patents in foreign countries (including a European Patent validated in the following 12 countries: UK, France, Germany, Switzerland, Spain, Italy, Netherlands, Denmark, Sweden, Finland, Ireland and Belgium) and eighteen pending patent applications in foreign countries. We have been working to perfect the patent condition of these biotech assets for over five years. As early as May 2010, we successfully revived Favrille's original U.S. Patent directed to treating B-cell pathologies. Additional U.S. patent applications were also successfully revived (and since issued as U.S. patents) and formed the basis for various additional U.S. filings resulting in issued patents and pending applications. As a result, we now have biotech patents and patent applications pending in 23 foreign countries of commercial interest that provide competitive advantages for this biotechnology. The foreign countries include major European, Asian, North American, and South American markets, including for example, in the United States, Mexico, Australia, Brazil, Canada, China, Hong Kong, Singapore, Europe (including the 12 countries listed), India, Japan, and South Korea.

In April 2013, we received two Notices of Allowance for our anti-CD20 monoclonal antibody assets, which followed the granting of our first such patent in Mexico in August of last year for "Antibodies and Methods for Making and Using Them." As announced on April 15, 2013, we received a Notice of Allowance from the United States Patent and Trademark Office, resulting in U.S. Patent No. 8,465,741 (issued in June 2013), for our first U.S. patent for the anti-CD20 monoclonal antibody IP. Shortly thereafter, on April 22, 2013, we announced that the Australian Patent Office had issued a Notice of Allowance for our anti-CD20 monoclonal antibody assets, Application No. 2007338607 (issued in July 2013), under the same title, "Antibodies and Methods for Making and Using Them." In late 2013, we further received an issued patent in Korea (10-2009-7015196). These additional foreign patents reinforced the value of the U.S. and Mexico antibody patents, and continue to be used to seek expedited allowance in other countries operating under international patent treaties (referred to as the Patent Prosecution Highway). Use of the Patent Prosecution Highway allows both expedited examination and often allowance in various countries, by demonstrating willingness to amend patent claims to the same scope of allowed patent claims granted in another jurisdiction (such as the issued U.S. patent claims in U.S. Patent No. 8,465,741). In countries that do not participate in such treaties (or do not allow the same type of claims as those issued in the U.S.), additional antibody patent applications are being filed or the examining offices are being notified with a request for expedited examination to further enhance the review and issuance of patents in various foreign jurisdictions. These patents for our anti-CD20 monoclonal antibodies have particular utility in fighting cancers and are considered important assets of our based on benefits and commercial value demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.5 billion in 2013, which is due to go off patent in 2015.

MMRGlobal's biotech assets also include the B-Cell vaccine patents and patent applications entitled "Method and Composition for Altering a B Cell Mediated Pathology" which relate to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer, including U.S. Patent Nos. 8,637,638; 8,114,404; 8,113,486 and 6,911,204. In January 2014, the fourth U.S. patent for B-Cell vaccine technology was issued (Patent No. 8,637,638) and additional continuation patent filings were made concurrently therewith in the U.S. to obtain still further protection for the compositions and methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer. Issued foreign patents have also been granted for this technology in Europe, Hong Kong, Singapore and Mexico. Additional manufacturing patent applications are filed as such countries award new patents to further enhance the protection of the manufacturing patents already issued. For example, this year additional patents were filed in the U.S., Mexico and Japan to introduce additional patent claims protecting additional methods and compositions for altering B-cell pathologies using self-derived antigens in conjunction with specific-binding cytoreductive agents. In late 2013, the European Union patent (European Patent No. 01979228.2) for methods of manufacturing the B-cell vaccines, was fully validated in various countries selected by us as having particular commercial interest in the technology. The European Union patent has now been validated in and is enforceable in the following countries: United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium.

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

Our biotech assets are comprised of patents and pending patent applications, patient samples and data from the FavId™/Specifid™ idiotype vaccine trials and our proprietary anti-CD20 antibody panels to treat B-cell lymphoma and additional B-Cell mediated conditions such as rheumatoid arthritis. Subsequent to the Merger, we have recovered additional intellectual property, including certain physical assets used by Favrille, Inc. in the form of over 1,800 patient tissue samples, samples of the B-Cell vaccine, a collection of insect cells used in the manufacture of the vaccine (as protected by various U.S. and foreign patents) and other materials collected during the pre-Merger FavId/Specifid vaccine trials.

On December 22, 2010, we entered into a non-exclusive agreement with Celgene to license the use of our clinical and scientific data (originated by Favrille) related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information. In consideration for the rights granted under the Agreement, Celgene agreed to pay us certain upfront fees and development milestones. When a milestone is reached it automatically triggers a payment to MMR.

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

Other Intellectual Property and Trademarks

We own federal registrations for the trademarks MMRGlobal, MMRPRO, and MY MEDICAL RECORDS. In addition, we own the URL and domain name for the web address www.MyMedicalRecords.com. We also own the domain names www.MyMedicalRecordsMD.com, www.MMRPro.com and www.MMRPatientView.com for use with MyMedicalRecords Pro and own the domain name www.MyEsafeDepositBox.com for use with our MyEsafeDepositBox product as well as numerous other domains for marketing and new product development purposes. We also own the source code for our products.

As we continue to develop our products, we continue to register our trade names and logos as trademarks and service marks and will seek to protect the copyrights in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR, MyEsafe and MMRPro products. We also own the source code for a handheld software program, developed to operate on the Palm operating system, which allows Palm users to create a personal medical history on a personal data assistant, or PDA, so that they can have access to this information while traveling and in the event an Internet connection is not available. We are in the process of developing applications to use MyMedicalRecords and MMRPro products on other handheld devices.

Employees

As of December 31, 2013, we employed a total of six full-time employees and regularly use the full-time services of an additional four consultants. We also rely on a team of more than 9 developers and programmers located in India and Omaha, Nebraska.

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

We expect that the cash used in our operations will increase for the next several years. As of December 31, 2013, our current liabilities exceeded its current assets by $9.7 million. Furthermore, during the year ended December 31, 2013, we incurred losses of $7,638,769, of which $3.5 million was non-cash related. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating its business, we use an average of $278,000 cash per month, or $3.3 million per year. In addition to the above cash burn from operations, we are required to obtain additional financing in order to meet the obligations under the secured indebtedness to The RHL Group (which had a balance of $1,355,761 at December 31, 2013) as well as other obligations currently due and payable pursuant to the terms of the note.

Notwithstanding the above, at this rate of cash burn, over the next twelve months, our existing current assets, our equity raises and projected revenues under current agreements will sustain our business for less than one year.

Although we generate some cash from our operations which include licensing agreements for our Health IT and Biotech assets, we will need additional financing in order to fund operations until we can become cash flow positive, which may not occur in 2014.

Our future funding requirements will depend on many factors, including:

  The pace of market adoption of current and future products, which is being influenced by government requirements starting in 2014;
  The length of sales cycles and implementation efforts for major corporate accounts, which experience shows takes at least twelve months;
  The length of time required to litigate patent infringement cases, which experience shows takes at least two months;
  The size of the amounts received from licensing, litigation judgments, or settlement agreements;
  The costs of modernizing our current web-site and landing pages to meet mandate requirements under any new government initiatives;
  The costs of modernizing our current web-site and landing pages to work on wireless devices and other new technologies
  The cost of launching new products and services; and
  The cost of maintaining a growing sales, service, and delivery organization.

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

We have been, and may continue to be, unable to generate sufficient cash flow from operations to service our debt obligations.

Our ability to make payments on our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future, which is subject to our ability to execute on our business plan, and also to general economic, industry, financial, competitive, operating, and other factors that are beyond our control.

We have a secured credit facility with The RHL Group, with all outstanding amounts due thereunder being guaranteed by us. As of December 31, 2013, the aggregate principal amount owed under The RHL Group credit facility was $1,355,761.

As of December 31, 2013, we owed an aggregate of $1,255,747 in principal amount to certain of our pre-merger former employees and creditors, as evidenced by promissory notes issued to the same in connection with the Merger. Although we were obligated to make 18 monthly payments to such employees and creditors beginning August 2, 2009, we have not yet made any of the payments and thus they could attempt to exercise any rights as may be available to them under applicable law.

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

We continue to have significant debt service obligations. As of December 31, 2013, the aggregate principal amount owed under all of our outstanding debt was approximately $2.3 million, the majority of which is owed to The RHL Group, a company controlled by our CEO. Our indebtedness could have important consequences. For example, it could:

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

We may not be able to continue to maximize our assets or protect our proprietary rights, which may hurt our competitive position and future revenues.

We will only be able to protect our proprietary rights from unauthorized use by third parties to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets and are otherwise protectable under applicable law. We will continue to protect our proprietary position by filing and maintaining U.S. and foreign patent applications related to our proprietary products, technology, inventions and improvements that are important to the development of our business, to notice organizations that may be infringing on our Intellectual property, and to file claims where necessary.

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

In connection with patent enforcement actions conducted by us , a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorney's fees and/or expenses to a defendant(s), which could be material, and if we are required to pay such monetary sanctions, attorneys' fees and/or expenses, such payment could materially harm our operating results and our financial position

Our licensing cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.

We expect our operating subsidiaries to incur significant marketing, legal and sales expenses prior to entering into license agreements and generating license revenues. We will also spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

If our efforts to educate prospective licensees on the benefits of a license arrangement are unsuccessful, we may need to pursue litigation or other enforcement action to protect our patent rights. We may also need to litigate to enforce the terms of our existing license agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

Our exposure to uncontrollable outside influences, including new legislation, court rulings or actions by Congress or the United States Patent and Trademark Office, could adversely affect our licensing and enforcement business and results of operations.

If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, or USPTO, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, such changes could negatively affect our expenses and revenue. Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual allegedly-infringing parties by their respective individual actions or activities. In addition, the America Invents Act enacted a new inter-partes review ("IPR") process at the USPTO which can be used by defendants, and other individuals and entities, to separately challenge the validity of any patent. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice, or the DOJ, has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Finally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Changes in patent law could adversely impact our business.

Patent laws may continue to change, and may alter the historically consistent protections afforded to owners of patent rights. Such changes may not be advantageous for us and may make it more difficult to obtain adequate patent protection to enforce our patents against infringing parties. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions. For instance, the United States House of Representatives passed a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants, if the lawsuits are unsuccessful and certain standards are not met.

We may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

 More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

We continue to acquire pending patents. We have identified a trend of increasing patent applications each year, which we believe is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges and, as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

 Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

The assets of our operating subsidiaries consist of patent portfolios, including pending patent applications before the USPTO. The value of our patent portfolios is dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

Our patented technologies face uncertain market value.

Many of our Patents are in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies is untested and is subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services.

As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This may increase the risks associated with an investment in our company.

We are highly dependent on our Chief Executive Officer and the loss of him could have a material adverse effect on our business and results of operations. Further, we may not be able to attract qualified officers to replace him or other key management personnel necessary to grow our business.

We are highly dependent on Robert H. Lorsch, our Chief Executive Officer, and the loss of him could have a material adverse effect on our business and results of operations. We do maintain key man insurance policies on him. If we lose Mr. Lorsch, we may not be able to attract qualified officers to replace him or other key management personnel necessary to grow our business.

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

As a public company, we will incur significant legal, accounting and other expenses in the process of complying with public company regulations. In addition, our management personnel is required to devote substantial time to comply with such regulations, which can be time consuming and may divert time from sales and other activities.

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

We recognize the critical nature of managing an individual's health information requires that our products and advances be implemented with the utmost care to protect the privacy and confidentiality of our customers' data. HIPAA requires covered entities to protect the privacy and confidentiality of the protected health information, or PHI, of their patients and customers. Although we are not a covered entity (as that term is defined in HIPAA), we consider it important to take into account the Privacy and Security Standards and other requirements of HIPAA when implementing our products and services and believe that we meet and/or exceed current HIPAA standards.

The HITECH Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as entities that perform a function, activity, or service on behalf of a covered entity and that require use of or access to the PHI of the covered entity, as well as vendors of PHRs that use or access PHI, must also comply with the HIPAA's Security Standards and many of HIPAA's Privacy Standards. One of the key obligations under HITECH is the requirement to notify individuals when there has been (or there is a strong possibility of) a breach of the individual's PHI.

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

Our executive officers and directors may have interests that are different from, or are in addition to, those of our stockholders generally. These interests include having debt with a balance of $1,355,761 million at December 31, 2013 secured by a security interest in substantially all of our assets, the provision and continuation of indemnification and insurance arrangements for our directors, as well as certain other interests described elsewhere in this prospectus. Notably, our current President, Chairman and Chief Executive Officer, Robert H. Lorsch, may be deemed to beneficially control a total of 14% of our voting capital stock, as of December 31, 2013, including shares issuable upon exercise of options and warrants held by Mr. Lorsch and The RHL Group. Because of his high percentage of beneficial ownership, Mr. Lorsch may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

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

A significant amount of our issued and outstanding shares of common stock are restricted securities and may not be freely resold to the public. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected through dilution of existing shares.

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

Our certificate of incorporation authorizes the issuance of up to 1,250,000,000 shares of common stock with a $0.001 par value and 5,000,000 preferred shares with a par value of $0.001. As of December 31, 2013, 684,367,465 common shares were issued and outstanding and no shares of preferred stock were issued and outstanding. If we issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of December 31, 2013, we had warrants, options and convertible notes to purchase an aggregate of 203,329,108 shares of our common stock. In addition, the issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

As a virtual Internet-based company we have minimal needs for office space to conduct our day-to-day business operations. We currently lease our office space in Los Angeles, California. The lease, which commenced in September 2013, is for five years and requires a monthly payment of $8,250 with customary annual increases.

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. On or about February 13, 2014, SCM answered the MMR complaint and filed a cross-complaint against MMR alleging claims of breach of contract, among other things. We do not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California ("Walgreen I"). The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. On January 13, 2014, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California ("Walgreen II"). The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,498,883. On February 13, 2014, Walgreen Co. filed a Petition for Inter Partes Review of U.S. Patent No. 8,301,466 ("IPR Proceeding") at the United States Patent and Trademark Office. On March 6, 2014, the Company and Walgreen Co. entered into a settlement agreement, the terms of which are confidential, which will result in the dismissal with prejudice of Walgreen I and Walgreen II and the dismissal of the IPR Proceeding. On March 25, 2014 the USPTO ordered that the joint motion to terminate the [IPR] proceeding be granted and the proceeding thereby terminated.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California. That complaint alleged that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR subsequently withdrew the complaint per an agreement allowing MMR to the right to re-file without prejudice unless an agreement is reached within a specific period of time. On August 27, 2013, MMR terminated the agreement with WebMD. On October 2, 2013, MMR filed a new complaint against WebMD in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 8,301,466 and 8,498,883. This matter is currently in the initial stages and we do not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc. ("Quest") in the United States District Court for the Central District of California, alleging that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. On October 11, 2013, MMR filed an unopposed motion to add a claim of infringement of U.S. Patent 8,498,883 to its complaint against Quest, which was granted on October 29, 2013. This matter is currently in the initial stages and we do not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

On May 17, 2013, MMR filed a complaint for patent infringement against Jardogs, LLC (the "Jardogs Complaint") in the United States District Court for the Central District of California, alleging that Jardogs, LLC infringes U.S. Patent No. 8,301,466. On September 23, 2013, MMR filed a separate complaint for patent infringement against Allscripts Healthcare Solutions Inc. ("Allscripts") titled MyMedicalRecords, Inc. v. Allscripts Healthcare Solutions Inc., United States District Court, Central District of California (the "Separate Allscripts Complaint"). The Separate Allscripts Complaint alleged that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. On October 4, 2013, MMR filed a motion to amend the Jardogs Complaint to add Allscripts as a party defendant and to allege that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. The Court granted that motion on November 1, 2013. Thereafter, MMR dismissed the Separate Allscripts Complaint. This matter is currently in the initial stages and we do not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

MMR has received a letter from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. He filed a charge with the U.S. Equal Employment Opportunity Commission, but that body has declined to take action. In turn, he filed a claim with the California Department of Fair Employment and Housing ("DFEH").  The DFEH had declined to bring a citation, but it has issued a "right to sue" notice.  Mr. Singhal filed suit in the Los Angeles County Superior Court in 2013. MMR answered the complaint denying liability and damages. Discovery is underway. The Superior Court has requested that the parties engage in mediation. No trial date has been set.

On October 18, 2012, MMR was named as a defendant in an action filed in the California Superior Court, County of Los Angeles, by Naj Allana.  The matter was settled and the case dismissed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From April 22, 2009 through July 2012 our common stock traded on the OTC:BB under the symbol "MMRF.OB". Starting in July 2012, our common stock began trading on the OTC:QB. From October 3, 2008 to April 21, 2009, our common stock traded on the OTC:BB under the symbol "FVRL.OB".

The following table presents the high and low closing prices for our common stock for the periods indicated.

	High	Low
2013
January 1, 2013 - March 31, 2013	$0.03	$0.02
April 1, 2013 - June 30, 2013	0.10	0.03
July 1, 2013 - September 30, 2013	0.06	0.03
October 1, 2013 - December 31, 2013	0.04	0.03

2012
January 1, 2012 - March 31, 2012	0.05	0.03
April 1, 2012 - June 30, 2012	0.03	0.01
July 1, 2012 - September 30, 2012	0.03	0.02
October 1, 2012 - December 31, 2012	0.03	0.02

Holders

As of December 31, 2013, we had approximately 3,509 stockholders, including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,294,557	$0.11	35,705,443	(1)

Equity compensation plans not approved by security holders	107,019,006	$0.08	-

Total	128,313,563	$0.08	35,705,443

(1) Includes a total of 57 million shares of our common stock reserved for issuance under our 2001 Equity Incentive Plan.

Recent Sales of Unregistered Securities

The following is a summary of transactions since our previous disclosure on our Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends.

The securities granted or sold under these agreements are unregistered and may only be resold or transferred if they later become registered or fall under an exemption to the Securities Act or applicable state laws. Our typical investor or grantee generally relies upon Rule 144 of the Securities Act, which, in addition to requiring several other conditions before resale may occur, requires that the securities issued be held for a minimum of six months.

On various dates between February 7, 2014 and March 1, 2014, we entered into five different Stock Sales Agreement with five different unrelated third-parties to sell 4,089,975 shares of our common stock for a total of $120,550.

On February 15, 2014, we granted an unrelated third-party 98,005 shares of common stock at $0.04 per share in consideration for services of $4,232.

On February 23, 2014, we granted an unrelated third-party 50,000 shares of common stock at $0.05 per share in consideration for services of $2,500.

On March 4, 2014, we granted two unrelated third-parties an aggregate of 150,000 shares of common stock at $0.08 per share in consideration for services of $12,000.

On March 4, 2014, we granted an unrelated third-party a warrant to acquire 500,000 shares of common stock in consideration for services. The warrant vests upon the successful signing of three hospitals with MMR's Patient View using Interbit's contacts, has an exercise price of $0.10 per share, and an expiration date of February 28, 2015.

On March 4, 2014, we granted an unrelated third-party a warrant to acquire 500,000 shares of common stock in consideration for services. The warrant vests immediately, has an exercise price of $0.06 per share, and an expiration date of February 28, 2015. On March 4, 2014, we granted an unrelated third-party a warrant to acquire 250,000 shares of common stock in consideration for services. The warrant vests equally over six months, has an exercise price of $0.06 per share, and an expiration date of March 4, 2016.

On March 4, 2014, we granted an unrelated third-party 1,500,000 shares of common stock at $0.08 per share in consideration for a reduction in accounts payable of $120,000.

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

Overview

As described above, on January 27, 2009, we consummated a transaction with MMR, Inc. through a merger of our wholly-owned subsidiary with and into MMR pursuant to the terms of the Merger Agreement. In connection with the Merger, MMR Inc. became our wholly-owned subsidiary, with the former stockholders of MMR Inc. collectively owning (or having the right to acquire) shares of our common stock representing approximately 60.3% of the voting power of our capital stock on a fully diluted basis.

For accounting purposes, the Merger was treated as a reverse acquisition with MMR Inc. being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of MMR Inc. and replace our historical financial results as we existed prior to the Merger.

We were incorporated in Delaware in 2000 and are headquartered in Los Angeles, CA. Effective February 9, 2009, after the Merger, we changed our corporate name to MMR Information Systems, Inc., or MMRIS. Subsequently, on June 16, 2010, we changed our name to MMRGlobal, Inc., which we believe more accurately reflects the nature of our operations.

Starting in 2005, we began filing for patent protection for our PHR products and services. Over the last seven years, these patents have been in the process of issuance and we now have patents issued, pending, and applied for in numerous countries around the world.

Going Concern

As more fully described in Note 1 to the financial statements appearing elsewhere herein, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included with this annual report on Form 10-K for the year ended December 31, 2013 related to the uncertainty of our ability to continue as a going concern. As of December 31, 2013, current liabilities of $10,046,008 exceeded cash and cash equivalents of $10,359. As a result of the above, there is uncertainty about our ability to continue as a going concern.

Historically, we have issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman, Chief Executive Officer and President) to operate our business. Although we received additional funding from The RHL Group pursuant to the Eight Amended and Restated Note dated April 29, 2013, we may be required to obtain additional financing in order to meet payment. As a result of the above, we express uncertainty about our ability to continue as a going concern.

On May 8, 2012, we filed a Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock, by the selling stockholder, Granite State Capital, LLC ("Granite"). Granite has agreed to purchase all 100,000,000 shares pursuant to the Investment Agreement dated April 16, 2012 (the "Investment Agreement"), between Granite and us. Subject to the terms and conditions of the Investment Agreement, we have the right to put up to $15 million in shares of our common stock to Granite. As of December 31, 2013 the amount available under the equity line facility was $13.5 million, however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

Our management intends to continue to utilize our available line of credit with The RHL Group (see Note 3), if necessary to address our uncertainty to continue as a going concern. At December 31, 2013, we had approximately $1,900,000 remaining as available under The RHL Group line of credit. Furthermore, we plan to continue to utilize portions of our standby equity line facility with Granite as needed. Additionally, we plan to continue selling additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base, sell MMRPro products, and continue licensing our intellectual property to obtain additional cash flow over the next twelve months. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. For further details regarding our indebtedness with The RHL Group, Inc., see "-Liquidity and Capital Resources-Description of Indebtedness-The RHL Group, Inc.," below.

If we are unable to utilize our available line of credit with The RHL Group, the Granite equity line of credit, or obtain suitable alternative debt or equity financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

Description of Indebtedness

The RHL Group, Inc.

For a complete description of our indebtedness to The RHL Group, please See Note 3 to the Financial Statements entitled - Related Party Note Payable, included elsewhere in this Annual Report on Form 10-K.

The RHL Group Note payable had a balance of $1,355,761 at December 31, 2013. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2013 are as follows: $979,545, which is included in the line of credit, related party; and $376,216 related to other obligations due to The RHL Group which are included in related party payables.

Total interest expense on this note for the years ended December 31, 2013 and 2012 amounted to $132,804 and $155,866 respectively. The unpaid interest balances as of December 31, 2013 and 2012 were approximately $24,000 and $35,000, respectively.

Promissory Notes

During the first quarter of 2013, we entered into 14 different Convertible Promissory Notes with 11 different unrelated third-parties for principal amounts totaling $0.49 million, with fixed conversion prices ranging from $0.02 to $0.028. These notes have the option to be converted into a total of 24,035,715 shares of our common stock. As of December 31, 2013, all of these notes have been converted.

During the second quarter of 2013, we entered into 13 different Convertible Promissory Notes with 13 different unrelated third- parties for principal amounts totaling $0.89 million with fixed conversion prices ranging from $0.0339 to $0.08. These notes have the option to be converted into a total of 19,263,258 shares of our common stock. As of December 31, 2013, all of these notes have been converted.

During the third quarter of 2013, we entered into seven different Convertible Promissory Notes with seven different unrelated third-parties for principal amounts totaling $0.52 million with fixed conversion prices ranging from $0.0265 to $0.035. These notes have the option to be converted into a total of 17,691,199 shares of our common stock. As of December 31, four notes with total principal of $0.17 million have been converted.

During the fourth quarter of 2013, we did not enter into any Convertible Promissory Notes. During that period, one note with a principal balance of $50,000 was converted.

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

Results of Operations

During 2013, the Company changed the focus of its business from the direct sales of its products and services to licensing and strategic partnership relationships whereby through those licensing and partnership relationships the Company projects receiving substantially increased revenue in the form of up front licensing fees plus sales of the Company's products and services.

The following table sets forth items in our statements of operations for the periods indicated.

	Year Ended
	December 31,
	2013	2012

Revenues
Subscriber	$177,687	$161,923
MMRPro	288,197	453,048
License fees	64,011	128,000
Other income	57,410	61,372
Total revenues	587,305	804,343
Cost of revenues	262,653	588,672
Gross profit	324,652	215,671
General and administrative expenses	5,344,713	3,356,382
Sales and marketing expenses	1,966,694	2,055,089
Technology development	77,715	245,663
Loss from operations	(7,064,470)	(5,441,463)
Other income	16,884	-
Interest and other finance charges, net	(591,183)	(461,040)
Net loss	$(7,638,769)	$(5,902,503)

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Revenues. Revenues decreased by $217,038, or 27.0%, to $587,305 for the year ended December 31, 2013 from $804,343 for the year ended December 31, 2012 due to a decrease in biotech licensing fees, as no milestone payments came due in the current year, and a decrease in MMRPro sales due to the changes that needed to be made in the product as a result of the Kodak bankruptcy.

Cost of revenue. Cost of revenue decreased by $326,019, or 55.4%, to $262,653 for the year ended December 31, 2013 from $588,672 for the year ended December 31, 2012 primarily due to reduced costs of development and renegotiated monthly recurring fees for hosting and storage.

Operating expenses. The following table sets forth the individual components of our operating expenses for the year ended December 31, 2013 and 2012:

	Year Ended
	December 31,
	2013	2012

General and administrative expenses	$5,344,713	$3,356,382
Sales and marketing expenses	1,966,694	2,055,089
Technology development	77,715	245,663
Total	$7,389,122	$5,657,134

Operating expenses increased by $1,731,988 or30.6% to $7,389,122 for the year ended December 31, 2013, from $5,657,134 for the year ended December 31, 2012. This was primarily due to costs in connection with our strategy of focusing on licensing of the Company's patents and other intellectual property. As a result our general and administrative expenses increased as described below.

General and administrative expenses increased by $1,988,331, or 59.2% to $5,344,713 for the year ended December 31, 2013, from $3,356,382 for the year ended December 31, 2012. Increases included approximately $860,000 in legal expenses related to patent litigation and licensing, $800,000 in consulting fees as part the Company's focus on licensing.

Sales and marketing expenses as of December 31, 2013 and 2012 were $2,032,658 and $2,055,089, respectively which remained relatively flat.

Technology development expenses decreased by $167,948, or 68.4%, to $77,715 for the year ended December 31, 2013, from $245,663 for the year ended December 31, 2012. The decrease was primarily due to lower salary expenses.

Interest and Other Finance Charges, Net. We had interest and other financing charges, of $591,183 for the year ended December 31, 2013, an increase of $130,143 from $461,040 for the year ended December 31, 2012. The increase was primarily due to higher non-cash interest expense attributed to the conversion feature and warrant issued in conjunction with Convertible Notes.

Net loss. As a result of the foregoing, we had a net loss of $7,638,769 for the year ended December 31, 2013, compared to a net loss of $5,902,503 for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, our current liabilities exceeded our current assets by $9,665,955. Furthermore, during the year ended December 31, 2013, we incurred losses of $7,638,769. At the current level of borrowing, we require cash of $275,000 per year to service our debt and, in order to continue operating its business, we use an average of $278,000 cash per month, or $3.3 million per year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan, and our obligations under the secured indebtedness to The RHL Group (which note payable had a balance of $1,355,761 at December 31, 2013), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance its activities, have relied on the issuance of stock and debt to the RHL Group. At December 31, 2013, we had a line of credit with the RHL Group in the amount of $4.5 million. Availability under this line of credit was $1.9 million as of December 31, 2013.

In addition, we may continue to utilize portions of our standby equity line facility with Granite as needed. During 2013, we also raised $1.9 million in convertible debt. We expect to continue offering a limited amount of convertible debt in 2014. We also expect to begin receiving (i) royalties from license fees related to its health information technology patents and other intellectual property, (ii) more than $500,000 from existing license agreements pertaining to its biotech assets, (iii) additional proceeds from sales from MMRPro, PHRs and other services that will significantly improve its monthly sales and reduce annual cash burn from operations.

Cash Flows for the Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Net cash used in operating activities for the year ended December 31, 2013 was $2,924,515, compared to $2,122,561 used in the similar period in 2012. In 2013, we had a net loss of $7,638,769, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, change in valuation of derivative liabilities, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets) of $3,531,920, plus changes in operating assets and liabilities of $1,182,334. In 2012, cash used in operating activities included net loss of $5,902,503, less similar non-cash adjustments of $2,208,966, less changes in operating assets and liabilities of $1,570,886. Compared to 2012, non-cash adjustments in 2013 increased primarily due to the increase in warrants and common stock issued for services. Net cash used in investing activities increased to $543,899 in 2013, compared to net cash used in investing activities of $395,707 in 2012 due to the net effect of higher patent filing expenses offset by lower website development costs. Net cash provided by financing activities totaled $3,442,118 during 2013, compared to $2,243,820 in 2012. Financing activities primarily included proceeds generated from the issuance of common shares and net proceeds from draw downs on our line of credit from the RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our chairman, Chief Executive Officer and President. As of December 31, 2013, we had

cash and cash equivalents of $10,359, compared to $36,655 at December 31, 2012. As of December 31, 2013, we had availability under The RHL Group credit line of $1,874,841 at December 31, 2013 compared to $1,498,211 at December 31, 2012.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 9 to our financial statements appearing elsewhere herein.

Leases

We lease certain facilities under non-cancelable operating lease, which expire during 2013. Effective September 1, 2010, we entered into a lease agreement to lease office space in Los Angeles, California. The lease currently requires a monthly payment of $8,250. Total rent expense for the years ended December 31, 2013 and 2012 was $120,472 and $116,142 respectively. Future minimum lease payments as of December 31, 2013, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2014	$147,125	$13,336
2015	170,500	3,523
2016	187,550	-
2017	206,305	-
2018 and there after	146,410	-
	857,890	16,859
Less current portion		(13,336)

Total minimum lease payments	$857,890	$3,523

Guarantee provided by The RHL Group

On May 6, 2011, the RHL Group agreed to guarantee up to $250,000 in payments to a vendor for future services to be rendered. In consideration of this guarantee, the RHL Group received (i) a warrant to purchase 625,000 shares of our common stock, at an exercise price of $0.046 per share, which was the closing price of our common stock on the date of the transaction, and (ii) 125,000 shares of our common stock priced as of the same date. In the event that the RHL Group has to perform on this guarantee, interest on any outstanding balance paid to the vendor by the RHL Group will be added to the balance of the Fifth Amended Note or any subsequent renewals. Additionally, any balances due to this vendor at any given time will reduce the amount available under the Eighth Amended Note or any subsequent renewals. The warrants and shares were issued on November 11, 2011 to the RHL Group.

On July 31, 2012, the RHL Group entered into guarantee agreements to guarantee certain obligations of MMR in the amount of $1,014,629. In consideration of this guarantee, the RHL Group received a warrant to purchase 3,055,432 shares of our common stock at an exercise price of $0.02 per share.

On August 13, 2013, the Company and The RHL Group entered into an Eighth Amended and Restated Promissory Note, effective as of April 29, 2013. The Amended Note amends and restates that certain Seventh Amended Note entered into between the foregoing parties, effective April 29, 2013 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) extending the maturity date to April 29, 2014; (ii) requiring a $1,000 per month minimum payment. In connection with the Eighth Amended Note, we issued The RHL Group warrants to purchase 2,852,200 shares of our common stock at $0.04 per share. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

Concentrations

During 2013, our three largest customers (Visi, Inc. $302,000, Thorson Insurance Services $50,000 and XN Financial $44,000) accounted for approximately 67% of our total revenue. Due to the contributions of these customers to our consolidated revenue, we are somewhat dependent upon our relationships with these customers.

Revenue from our largest customer, which comprised 52% and 33% of our total revenue for the years ended December 31, 2013 and 2012, respectively, was transacted with a private entity in which we hold a minority equity investment.

For the year ended December 31, 2012, our three largest customers (Visi, Inc. $267,000, Celgene $100,000 and E-mail Frequency $81,971) accounted for approximately 56% of our total revenue.

Litigation Matters

The information in response to this item is incorporated herein by reference to Note 9 - Commitments and Contingencies under the "Litigation Matters" section of the Consolidated Condensed Financial Statements of this Annual Report.

Off-Balance Sheet Arrangements

On January 4, 2010, we entered into a Cooperation Agreement with UNIS, which we refer to as the "Cooperation Agreement". Under the Cooperation Agreement, we agreed to form the JV for the purpose of deploying our PHR services and document imaging and management solutions in China. We will own 40% of the JV and UNIS will own 60% and each party will have the right to designate two members of the JV's board of directors, with the fifth member being a Chinese citizen mutually designated by us and UNIS. Under the Cooperation Agreement, board actions will require the approval of more than three of the five members of the JV's board of directors and no material actions may be taken unless all board members are present and voting at the meeting.

Under the Cooperation Agreement, we will contribute an aggregate of 50 million RMB to the joint venture, based on each party's respective ownership, in the form of intellectual property rights, equipment, brand value, cash and such other consideration as may be agreed upon by the parties. Each party's obligation to contribute to the joint venture is subject to a number of conditions, including obtaining all necessary approvals of and licenses from the Chinese government, as well as the joint venture meeting its budget, goals and objectives at the time contributions are due. Under the Cooperation Agreement, each party's contributions will be made over a period of sixty months.

For a more complete description of the terms of the Cooperation Agreement, please see Exhibit 10.26 in our annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

On August 10, 2010, we entered into a Supplementary Agreement for the purpose of clarifying certain non-material terms of the original Cooperation Agreement mentioned above.

On July 2, 2012, we received our official business license from the Chinese government to operate the JV. The JV is officially licensed with the Chinese government and is approved to operate and generate revenue. The license enables the JV to develop medical information management software, medical information technology software, health records management systems, and provision of related services, including our PHR systems. The JV will offer its products and services to the Chinese government, hospitals, healthcare facilities, and to the public and is valid through 2042.

Our entry into the Cooperation Agreement described above constitutes the creation of a direct financial obligation as described above. As of December 31, 2013, we have not incurred obligations to fund the joint venture nor has there been any activity to date.

Related Party Transactions

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 14% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Eighth Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $50,000 each year during the years ended December 31, 2013 and 2012, toward marketing consulting services from Bernard Stolar, a director. We included $41,250 and $122,695 in related party payables as of December 31, 2013, and 2012, respectively, in connection with these services.

We also incurred $16,667 and $50,000 during the years ended December 31, 2013 and 2012, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of December 31, 2013 and 2012 of $0 and $58,667, respectively, in connection with these services.

We also have an agreement with our current director Jack Zwissig to provide individual executive coaching services to our management team on an as needed basis. Mr. Zwissig receives compensation in the form of stock as determined by our Board of Directors commensurate with the services performed. The agreement with Mr. Zwissig is on a month-to-month basis and continues until terminated by either party. We incurred $0 and $394 during the years ended December 31, 2013 and 2012, respectively, for consulting services. We included in related party payables as of December 31, 2013 and 2012 of $15,000 and $13,376, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2013 and 2012, the total expenses relating to this stockholder amounted to $120,000 and $181,117, respectively. In addition, we capitalized $107,050 of software development costs for the year ended December 31, 2013. As of December 31, 2013 and 2012, the total amounts due to the stockholder and included in related party payables amounted to $396,800 and $447,429, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for the years ended December 31, 2013 and 2012 was $50,000. In addition, we incurred a total of $15,020 and $27,905 during the years ended December 31, 2013 and 2012, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at December 31, 2013 and December 31, 2012 of $64,615 and $49,595, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $18,421 and $67,883 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2013 and 2012, respectively. On July 19, 2012, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed an Amendment to the Agreement dated September 15, 2009 to provide licensor a non- exclusive right to target, market and exploit the Employee Benefits market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Independent Registered Public Accounting Firm" (Rose, Snyder & Jacobs LLP), the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" appearing on pages F-2 to F-29 of this annual report on Form 10-K are incorporated herein by reference.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE/P>

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the sections entitled "Proposal No.  1, Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company's year end of December 31, 2013, for its annual stockholders' meeting for 2013 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated herein by reference from the sections entitled "Proposal No. 1, Election of Directors" and "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the sections entitled "Proposal No. 1, Election of Directors" and "Certain Relationships and Related Transactions" contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning the Company's principal accountant's fees and services is incorporated herein by reference from the section entitled "Proposal No. 2, Ratification of Selection of Independent Registered Public Accounting Firm" contained in the Proxy Statement.

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

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as amended, dated as of June 22, 2012.
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on May 11, 2004)
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

10.50

+ MMRPro Valued-Added Reseller Agreement dated September 27, 2012 by and between MMR and the Visilnc PLC Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 10-Q filed on May 15, 2013).

10.51

Eighth Amended and Restated Secured Promissory Note dated August 13, 2013 by and between MMR and The RHL Group, Inc (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 10-Q filed on August 14, 2013).

16.1		Letter re: Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 of the registrant's current report on Form 8-K/A filed on January 5, 2010)
21.1		* Schedule of Subsidiaries
23.1		* Consent of Rose, Snyder & Jacobs LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included in the signature pages hereof)
31.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101 INS		XBRL Instance Document.
101 SCH		XBRL Taxonomy Extension Schema Document.
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB		XBRL Taxonomy Extension Label Linkbase Document.
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

	+	The Company has requested confidential treatment with respect to portions of this exhibit.
	*	Filed herewith.
	**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 31st day of March, 2014.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Lorsch Robert H. Lorsch	Chairman, President and Chief Executive Officer	March 31, 2014

/s/ Ingrid G. Safranek Ingrid G. Safranek	Chief Financial Officer (principal financial and accounting officer)	March 31, 2014

/s/ Mike Finley.	Director	March 31, 2014
Mike Finley

/s/ Douglas H. Helm	Director	March 31, 2014
Douglas H. Helm

/s/ Bernard Stolar	Director	March 31, 2014
Bernard Stolar

/s/ Jack Zwissig	Director	March 31, 2014
Jack Zwissig

/s/ Ivor Royston	Director	March 31, 2014
Ivor Royston

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MMRGlobal, Inc.

We have audited the accompanying consolidated balance sheets of MMRGlobal, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMRGlobal, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended December 31, 2013 and 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

March 28, 2014

MMRGLOBAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$10,359	$36,655
Accounts receivable, less allowances of $345,692 and $80,000 in 2013 and 2012, respectively.	146,298	404,024
Inventory	65,238	2,865
Prepaid expenses and other current assets	154,637	108,360
Total current assets	376,532	551,904

Long-term investments
Investment in equity securities, at cost	87,500	56,000
Total long-term investments	87,500	56,000

Property and equipment, net	38,393	20,301
Deposits	-	3,370
Intangible assets, net	1,670,033	1,347,859
Total assets	$2,172,458	$1,979,434

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$979,545	$1,045,947
Related party payables	1,147,697	1,328,533
Compensation payable	402,079	206,548
Severance liability	620,613	620,613
Accounts payable and accrued expenses	5,264,527	3,985,741
Deferred revenue	61,211	24,531
Convertible notes payable	981,215	763,857
Notes payable, current portion	375,343	375,343
Notes payable, related party	196,921	242,921
Capital leases payable, current portion	13,336	-
Total current liabilities	10,042,487	8,594,034

Capital leases payable, less current portion	3,522	-
Total liabilities	10,046,009	8,594,034

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 per value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 684,367,465 and 522,152,225 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	684,536	522,144
Additional paid-in capital	53,215,960	46,998,534
Accumulated deficit	(61,774,047)	(54,135,278)
Total stockholders' deficit	(7,873,551)	(6,614,600)
Total liabilities and stockholders' deficit	$2,172,458	$1,979,434

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2013	2012

Revenues
Subscriber	$177,687	$161,923
MMRPro	288,197	453,048
License fees	64,011	128,000
Other income	57,410	61,372
Total revenues	587,305	804,343
Cost of revenues	262,653	588,672
Gross profit	324,652	215,671
General and administrative expenses	5,344,713	3,356,382
Sales and marketing expenses	1,966,694	2,055,089
Technology development	77,715	245,663
Loss from operations	(7,064,470)	(5,441,463)
Other income	16,884	-
Interest and other finance charges, net	(591,183)	(461,040)
Net loss	$(7,638,769)	$(5,902,503)

Net loss available to common shareholders per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	606,477,128	425,856,713

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2011	-	$-	359,162,894	$359,155	$42,590,551	$(48,232,775)	$(5,283,069)

Shares issued for services or reduction to liabilities	-	-	36,416,272	36,416	935,975	-	972,391
Convertible debt conversions	-	-	54,369,677	54,369	1,150,043	-	1,204,412
Shares issued for financing activities	-	-	65,340,882	65,341	1,189,281	-	1,254,622
Stock based compensation	-	-	6,250,000	6,250	839,193	-	845,443
Warrant exercises	-	-	612,500	613	58,887	-	59,500
Warrants issued for services	-	-	-	-	157,676	-	157,676
Reclassification of derivative liabilities and creation of note discounts	-	-	-	-	76,928	-	76,928
Net loss	-	-	-	-	-	(5,902,503)	(5,902,503)

Balance as of December 31, 2012	-	-	522,152,225	522,144	46,998,534	(54,135,278)	(6,614,600)

Shares issued for services or reduction to liabilities	-	-	31,918,265	32,094	1,412,278	-	1,444,372
Convertible debt conversions	-	-	51,610,840	51,612	1,581,307	-	1,632,919
Shares issued for financing activities	-	-	58,986,135	58,986	1,457,050	-	1,516,036
Stock based compensation	-	-	14,350,000	14,350	636,920	-	651,270
Warrant exercises (cash)	-	-	6,150,000	6,150	134,075	-	140,225
Warrants issued for services	-	-	-	-	692,073	-	692,073
Creation of note discount	-	-	-	-	358,923	-	358,923
Cancellation of investment	-	-	(800,000)	(800)	(55,200)	-	(56,000)
Net loss	-	-	-	-	-	(7,638,769)	(7,638,769)

Balance as of December 31, 2013	-	$-	684,367,465	$684,536	$53,215,960	$(61,774,047)	$(7,873,551)

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS

		Year Ended December 31,
		2013	2012

Operating activities:
Net loss		$(7,638,769)	$(5,902,503)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		237,463	267,891
Non-cash write down of assets		262,500	-
Allowance for doubtful accounts		289,947	188,834
Warrants issued for services		692,073	157,676
Stock-based compensation		651,270	845,443
Common stock issued for services		1,064,752	597,302
Amortization of loan discount		333,915	150,902
Loan commitment fee amortization		-	918
Subtotal - Non-cash adjustments		3,531,920	2,208,966
Effect of changes in:
Accounts receivable		(431,802)	(280,662)
Inventory		(12,792)	47,749
Prepaid expenses and other current assets		(46,276)	146,274
Deposits		3,370	-
Accounts payable and accrued expenses		1,382,490	1,378,443
Related party payables		55,132	178,931
Compensation payable		195,531	97,261
Deferred revenue	`	36,681	2,980
Subtotal - net change in operating assets & liabilities		1,182,334	1,570,976
Net cash used in operating activities		(2,924,515)	(2,122,561)

Investing activities:
Purchase of property and equipment		-	(555)
Filing of patents		(483,649)	(333,157)
Costs of continuing MMRPro and website development		(60,250)	(61,995)
Net cash used in investing activities		(543,899)	(395,707)

Financing activities:
Net proceeds from convertible notes		1,879,300	957,995
Net proceeds from warrant exercises		140,225	59,500
Proceeds from equity line of credit		1,516,036	1,254,622
Proceeds from note payable		20,000	547,624
Payments of note payable		(70,000)	(525,383)
Proceeds from note payable, related party		84,000	285,771
Payment from note payable, related party		(20,000)	(140,091)
Proceeds from line of credit		113,000	15,000
Payments of line of credit		(203,472)	(208,583)
Payments of capital lease		(16,971)	(2,635)
Net cash provided by financing activities		3,442,118	2,243,820
Net increase (decrease) in cash		(26,296)	(274,448)
Cash, beginning of period		36,655	311,103
Cash, end of period		$10,359	$36,655
Supplemental disclosures of cash flow information:
Cash paid for interest		$149,903	$80,576
Cash paid for income taxes		$4,201	$5,734
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock		$1,632,919	$1,204,412
Receipt of Investment in equity securities		$350,000	$-
Cancellation of investment in equity securities		$56,000	$-
Acquisition of assets through capital lease		$35,829	$-
Payment of accounts payable and related party payables through issuance of common stock		$48,697	$375,089
Payment of payables through issuance of notes payable		$-	$120,000
Reclassification of derivative liabilities and creation of note discounts		$-	$76,928

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal Inc. (referred to herein, unless otherwise indicated, as "MMR," the "Company," "we," "us," and "our") was originally incorporated as Favrille, Inc. ("Favrille") in Delaware in 2000, and since its inception and before the Merger (with MyMedicalRecords, Inc. in 2009), operated under a different management team as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. In May 2008, Favrille's ongoing Phase 3 registration trial for its lead product candidate failed to show a statistically significant improvement in the treatment of patients with follicular B-cell non-Hodgkin's lymphoma.

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

GOING CONCERN

As of December 31, 2013, the Company's current liabilities exceeded its current assets by $9.73 million. Furthermore, during the years ended December 31, 2013, and 2012, the Company incurred losses of $7.44 million and $5.90 million, respectively.

At December 31, 2013 and December 31, 2012, we had $10,359 and $36,655, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Seventh Amended and Restated Note effective July 30, 2012 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1,355,761 at December 31, 2013 and a total Unpaid Balance (as defined in the Line of Credit) of $2,625,160, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Seventh Amended and Restated Note and the Security Agreement. As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2013 are as follows: $979,545, which is included in the line of credit, related party; and $376,216 related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding this matter is to, amongst other things, continue to utilize the Line of Credit. At December 31, 2013, there was approximately $1.9 million available under the Line of Credit. Furthermore, we plan to utilize portions of our standby equity facility with Granite State Capital LLC ("Granite") as needed. Finally, the Company plans to continue to sell additional debt and equity securities, continue to settle its existing liabilities through the issuance of equity securities, explore other debt financing arrangements, continue to increase its existing subscriber and affiliate customer base, sell MMRPro products, and collect licensing fees from parties infringing upon the Company's intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $10,359 and $36,655 as of December 31, 2013, and 2012, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2013, and 2012, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

Website and Software Development Costs: 5 Years

Domain Name: 5 Years

Patents: 20 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the years ended December 31, 2013 and 2012.

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

(j) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the years ended December 31, 2013 and 2012 was $78,230 and $19,917, respectively.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of warrants during the years ended December 31, 2013 and 2012 using the following assumptions:

	December 31, 2013	December 31, 2012

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	120.51% - 157.58%	123.47% - 124.21%
Risk free interest rate	0.04% - 1.58%	0.35% - 0.46%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the years ended December 31, 2013 and 2012 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 203,329,108 and 178,065,471 shares as of December 31, 2013 and 2012, respectively.

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

(n) COST METHOD INVESTMENT

We hold a minority equity investment in a private company, which is recorded as Investment in equity securities. This investment is accounted for under the cost method of accounting as we own less than 20% of the voting equity and only have the ability to exercise nominal, not significant, influence over the investee. We monitor this investment for impairment and make appropriate reductions in carrying value if necessary.

(o) RECENT ACCOUNTING PRONOUNCEMENTS

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

On July 30, 2012, the Company and The RHL Group amended and restated the Sixth Amended and Restated Note by entering into that certain Seventh Amended and Restated Promissory Note (the "Amended Note"), effective as of July 30, 2012. The Amended Note amends and restates that certain Sixth Amended and Restated Promissory Note entered into between the foregoing parties, effective April 29, 2012 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility" or the "Line of Credit"), by: (i) increasing the amount available under the Credit Facility from $3,000,000 to $4,500,000 to accommodate additional financing needs of the Company and/or MMR Inc.; and (ii) granting The RHL Group the right to convert, at any time following the date of the Amended Note, up to an aggregate of $500,000 in outstanding principal of the Credit Facility into shares of the Company's Common Stock at a conversion price of $0.02 per share. The amendment did not change the maturity date of the Existing Note, which was due on April 29, 2013. There were no loan origination fees charged by, or warrants issued to, The RHL Group with respect to the Amended Note. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

On August 13, 2013, the Company and The RHL Group entered into an Eighth Amended and Restated Promissory Note, effective as of April 29, 2013. The Amended Note amends and restates that certain Seventh Amended Note entered into between the foregoing parties, effective April 29, 2013 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) extending the maturity date to April 29, 2014; (ii) requiring a $1,000 per month minimum payment. In connection with the Eighth Amended Note, we issued The RHL Group warrants to purchase 2,852,200 shares of our common stock at $0.04 per share, which was recorded as a charge to interest expense. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

The Eighth Amended Note had a balance of $1,355,761 and $1,587,160 at December 31, 2013 and 2012, respectively. The components of the Eighth Amended Note and the related balance sheet presentation as of December 31, 2013 are as follows: $979,545, which is included in the line of credit, related party; and $376,216 for other obligations due to The RHL Group, which are included in related party payables.

Total interest expense on the Line of Credit for the years ended December 31, 2013 and 2012 amounted to $132,804 and $155,866, respectively. The unpaid interest balances as of December 31, 2013 and December 31, 2012 were $24,049 and $35,451, respectively.

In conjunction with the Eighth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after December 31, 2013. Since we weren't able to meet the covenants as of December 31, 2013, we received a waiver from The RHL Group until April 5, 2014.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	December 31,	December 31,
	2013	2012

Prepaid consulting fees from issuance of common stock	$141,315	$91,778
Prepaid insurance	8,947	12,207
Prepaid trade shows	4,375	4,375

Total prepaid expenses and other current assets	$154,637	$108,360

5. PROPERTY AND EQUIPMENT

Property and equipment, at December 31, 2013 and 2012 consisted of the following.

	December 31,	December 31,
	2013	2012

Furnitures and fixtures	$3,170	$3,170
Computers and related equipment	153,335	119,506

	156,505	122,676

Less: Accumulated depreciation and amortization	(118,112)	(102,375)

	$38,393	$20,301

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $15,737 and $8,184, respectively, which is recorded in general and administrative expenses in the Consolidated Statement of Operations.

6. INTANGIBLE ASSETS

Intangible assets as of December 31, 2013 and 2012 consisted of the following:

	Years Ended December 31,
	2013	2012

Website development	$326,394	$327,094
MMR Pro website development	863,561	756,511
Patents	1,246,739	809,889
Domain name	86,375	86,375

	2,523,069	1,979,869

Less: Accumulated amortization	(853,036)	(632,010)

	$1,670,033	$1,347,859

Amortization expense for the years ended December 31, 2013 and 2012 amounted to $221,726 and $259,953, respectively. Estimated amortization expense for each of the next five succeeding years is expected to be as follows:

Year Ending December 31,
2014	$231,505
2015	208,946
2016	58,806
2017	7,631
2018	9,398
Total	$516,286

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
	December 31,	December 31,
	2013	2012

Legal and accounting fees	$3,501,978	$2,542,536
Accounts payable and accruals from Favrille Merger	309,791	300,971
Trade payables	976,820	819,129
Consulting services	401,994	265,665
Accrued vacation	73,944	57,440

Total accounts payable and accrued expenses	$5,264,527	$3,985,741

8. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended December 31,
	2013	2012
Federal statutory rate	-34.00%	-34.00%
State tax, net of federal benefit	-5.82%	-5.82%
Non-deductible items	0.07%	0.08%
Valuation allowance	39.75%	39.74%
Effective income tax rate	0.00%	0.00%

Significant components of deferred tax assets and (liabilities) are as follows:

	December 31,
	2013	2012
Net operating loss carryforwards	$18,674,820	$15,934,479
Depreciation and amortization	(145,605)	(222,850)
Share-based compensation	2,061,862	1,733,105
R&D tax credit	2,455,964	2,455,964
State tax and other	(1,446,425)	(1,207,439)
Deferred tax assets, net	21,600,616	18,693,259
Less: valuation allowance	(21,600,616)	(18,693,259)
	$-	$-

At December 31, 2013, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of $43,632,481 and $43,436,381, respectively. These carry forwards will begin to expire in the years ending December 31, 2026 and December 31, 2016, respectively. These net operating losses may be subject to various limitations on utilization based on ownership changes under Internal Revenue Code Section 382 as a result of the Merger, and the Company is in the process of evaluating the impact of this before any losses are used to offset future taxable income. The Company's net operating loss carry forwards are subject to examination until such time as the NOLs are used and the tax year is closed.

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

At December 31, 2013, based on available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. The Company has recorded an $21,600,616 valuation allowance, or 100% of its cumulative deferred tax assets.

The Company performed an analysis of its tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2013 and 2012.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. The Company incurred $0 of interest and penalties during the years ended December 31, 2013 and 2012.

The Company files income tax returns in the United States ("Federal") and California ("State") jurisdictions. The Company is subject to Federal and State income tax examinations by the tax authorities.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction Open Tax Years

Federal 2010 - 2013

California State 2009 - 2013

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

9. COMMITMENTS AND CONTIGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2015. The lease currently requires a monthly payment of $8,250. Total rent expense for the years ended December 31, 2013 and 2012 were $120,472 and $116,142 respectively. Future minimum lease payments as of December 31, 2013, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2014	$147,125	$13,336
2015	170,500	3,522
2016	187,550	-
2017	206,305	-
2018 and there after	146,410	-
	857,890	16,858
Less current portion		(13,336)

Total minimum lease payments	$857,890	$3,522

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

Concentrations

During 2013, our three largest customers (Visi, Inc. $302,000, Thorson Insurance Services $50,000 and XN Financial $44,000) accounted for approximately 67% of our total revenue. Due to the contributions of these customers to our consolidated revenue, we are somewhat dependent upon our relationships with these customers.

Revenue from our largest customer, which comprised 52% and 33% of our total revenue for the years ended December 31, 2013 and 2012, respectively, was transacted with a private entity in which we hold a minority equity investment.

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

On December 28, 2011, the Board of Directors agreed to renew Mr. Lorsch's employment agreement effective January 1, 2012 for an additional three year term ending on December 31, 2014. The term of the Renewal expires on December 31, 2014, but may be extended automatically for successive additional one-year periods at the expiration of the then-current term unless written notice of non-extension is provided to Mr. Lorsch with at least 90 days prior notice to the expiration of such term. In addition, on December 31, 2013, the Board of Directors agreed to extend Mr. Lorsch's employment term to December 31, 2015 under the same terms. Mr. Lorsch's current annual base salary will remain unchanged, except for the minimum 5% annual increase as called under the agreement, with the understanding that, as in the past, portions of the payments could be deferred into future periods. Mr. Lorsch may terminate the agreement upon 30 days written notice without reason or for good reason (as defined in the agreements) if we fail to cure acts or omissions constituting good reason within 30 days. If Mr. Lorsch's employment is terminated by us for cause or voluntarily by Mr. Lorsch without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lorsch's employment is terminated by us without cause or voluntarily by Mr. Lorsch for good reason, Mr. Lorsch will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lorsch. In the event of his disability, Mr. Lorsch would be entitled to receive compensation equal to 60% of his base salary as then in effect. Mr. Lorsch's employment agreement includes provisions that prohibit Mr. Lorsch from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

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

On January 26, 2010, we entered into an employment agreement with Ingrid Safranek as our Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the Board of Directors, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement was effective until June 15, 2010, but was extended until June 15, 2011. On December 10, 2010, the Board approved Ms. Safranek's employment agreement to be amended to extend the term for an additional one year commencing on January 1, 2011. On December 28, 2011, the Board extended the current employment agreement for an additional two years term and approved an increase in her base salary with the understanding that, from time to time, it could be necessary to defer certain payments or benefits into future periods. Furthermore, on December 31, 2013, the Board elected to renew Ms. Safranek's agreement for an additional two year term under the same terms as before.

The current term of Ms. Safranek's employment agreement is effective until December 31, 2015 and will automatically renew for successive 12 month periods unless terminated at least 30 days prior to the end of the term. The employment agreement may be terminated by the Company without cause (as defined in the agreement) upon 90 days written notice or for cause if Ms. Safranek fails to cure the acts or omissions constituting cause within 30 days. If Ms. Safranek's employment is terminated by the Company for cause or voluntarily by Ms. Safranek without good reason, she will not be entitled to receive any severance payments or benefits under the employment agreement. If Ms. Safranek's employment is terminated by the Company without cause or voluntarily by Ms. Safranek for good reason, Ms. Safranek will be entitled to one year of salary at her then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Ms. Safranek. In the event of her disability, Ms. Safranek would be entitled to receive compensation equal to 60% of her base salary as then in effect. Ms. Safranek's employment agreement includes provisions that prohibit her from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

On June 15, 2010, we entered into an employment agreement with Rafael "Ralph" Salazar as our Vice President Telecommunications & Carrier Relations. Under the employment agreement, Mr. Salazar received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors. Mr. Salazar's employment agreement was effective until June 15, 2012. On December 28, 2011, the Board extended the current employment agreement for an additional two year term and approved an increase in his base salary with the understanding that, from time to time, it could be necessary to defer certain payments or benefits into future periods. The term of Mr. Salazar's employment agreement was effective until December 31, 2013 and was not renewed as Mr. Salazar elected to retire.

On April 1, 2011, we entered into an employment agreement with Richard Lagani as our Executive Vice President. Under the employment agreement, Mr. Lagani received a base salary, subject to annual increase as determined by the board of directors, certain benefits as set forth in the employment agreement and an annual bonus at the discretion of the board of directors. The term of Mr. Lagani's employment agreement was effective until April 30, 2013 and was converted into a consulting agreement at the end of the term as Mr. Lagani continued working for us from London. On August 1, 2012, Mr. Lagani relocated his primary residence to London England where he continues to provide services to the Company on a special projects basis.

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement (the "Agreement") with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under the Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MMR an initial payment of $5 million payable on December 23, 2011 and additional payments of $5 million per year for five consecutive years. After numerous attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and is seeking damages in an amount of $30 million. On or about February 13, 2014, SCM answered the MMR complaint and filed a cross-complaint against MMR alleging claims of breach of contract, among other things. We do not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

On January 29, 2013, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California ("Walgreen I"). The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,301,466. On January 13, 2014, MMR filed a complaint for patent infringement against Walgreen Co., titled MyMedicalRecords, Inc. v. Walgreen Co., United States District Court, Central District of California ("Walgreen II"). The complaint alleges that Walgreen Co. is infringing MMR's Personal Health Records patent, U.S. Patent No. 8,498,883. On February 13, 2014, Walgreen Co. filed a Petition for Inter Partes Review of U.S. Patent No. 8,301,466 ("IPR Proceeding") at the United States Patent and Trademark Office. On March 6, 2014, the Company and Walgreen Co. entered into a settlement agreement, the terms of which are confidential, which will result in the dismissal with prejudice of Walgreen I and Walgreen II and the dismissal of the IPR Proceeding. On March 25, 2014 the USPTO ordered that the joint motion to terminate the [IPR] proceeding be granted and the proceeding thereby terminated.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California. That complaint alleged that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR subsequently withdrew the complaint per an agreement allowing MMR to the right to re-file without prejudice unless an agreement is reached within a specific period of time. On August 27, 2013, MMR terminated the agreement with WebMD. On October 2, 2013, MMR filed a new complaint against WebMD in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 8,301,466 and 8,498,883. This matter is currently in the initial stages and we do not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc. ("Quest") in the United States District Court for the Central District of California, alleging that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. On October 11, 2013, MMR filed an unopposed motion to add a claim of infringement of U.S. Patent 8,498,883 to its complaint against Quest, which was granted on October 29, 2013. This matter is currently in the initial stages and we do not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

On May 17, 2013, MMR filed a complaint for patent infringement against Jardogs, LLC (the "Jardogs Complaint") in the United States District Court for the Central District of California, alleging that Jardogs, LLC infringes U.S. Patent No. 8,301,466. On September 23, 2013, MMR filed a separate complaint for patent infringement against Allscripts Healthcare Solutions Inc. ("Allscripts") titled MyMedicalRecords, Inc. v. Allscripts Healthcare Solutions Inc., United States District Court, Central District of California (the "Separate Allscripts Complaint"). The Separate Allscripts Complaint alleged that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. On October 4, 2013, MMR filed a motion to amend the Jardogs Complaint to add Allscripts as a party defendant and to allege that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. The Court granted that motion on November 1, 2013. Thereafter, MMR dismissed the Separate Allscripts Complaint. This matter is currently in the initial stages and we do not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

MMR has received a letter from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. He filed a charge with the U.S. Equal Employment Opportunity Commission, but that body has declined to take action. In turn, he filed a claim with the California Department of Fair Employment and Housing ("DFEH").  The DFEH had declined to bring a citation, but it has issued a "right to sue" notice.  Mr. Singhal filed suit in the Los Angeles County Superior Court in 2013. MMR answered the complaint denying liability and damages. Discovery is underway. The Superior Court has requested that the parties engage in mediation. No trial date has been set.

On October 18, 2012, MMR was named as a defendant in an action filed in the California Superior Court, County of Los Angeles, by Naj Allana.  The matter was settled and the case dismissed.

10. STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of December 31, 2013, and 2012, there were no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2013, we are authorized to issue 1,250,000,000 shares of common stock.

On May 24, 2012, the Company filed a Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares pursuant to the Investment Agreement, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents for its investment in the Company. Subject to the terms and conditions of the Investment Agreement, the Company has the right to put up to $15 million in shares of our common stock to Granite. As of December 31, 2013, the amount available under the equity line facility was $13.5 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of December 31, 2013, the total shares of our common stock issued and outstanding amounted to 684,367,465.

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

As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was $110,284, which is expected to be recognized over a weighted average period of 1.37 years.

A summary of option activity for the years ended December 31, 2012 and 2013 is presented below. Options granted by MMR Inc. prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2011	40,773,523	$0.11	6.29	$-
Granted	7,750,000	0.06
Exercised	-	-
Cancelled	(6,125,972)	0.09
Outstanding at December 31, 2012	42,397,551	0.11	5.93	-
Granted	2,200,000	0.06
Exercised	(717,461)	0.10
Cancelled	(3,988,368)	0.11
Outstanding at December 31, 2013	39,891,722	$0.10	5.08	$-

Vested and expected to vest
at December 31, 2013	39,891,722	$0.10	5.08	$-

Exercisable at December 31, 2013	32,766,722	$0.11	4.47	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date. Total stock option expenses recorded during the years ended December 31, 2013 and 2012 were $241,428 and $708,982, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.05 - 0.09	14,150,000	7.71	$0.07	7,025,000	7.55	$0.07
	$0.10 - 0.15	23,111,461	3.48	$0.11	23,111,461	3.48	$0.11
$	> 0.15	2,630,261	4.96	$0.19	2,630,261	4.96	$0.19
		39,891,722			32,766,722

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

On various dates between August 14, 2013 and September 18, 2013, we granted three different unrelated third-parties three different warrants to purchase up to a total of 12,000,000 shares of our common stock at an average price per share of $0.10. The Warrants vest immediately and have expiration dates of November 18, 2013, December 18, 2013, January 18, 2014, September 13, 2015, and August 14, 2018.

On various dates between October 17, 2013 and November 13, 2013, we granted three different unrelated third-parties three different warrants to purchase up to a total of 4,941,198 shares of our common stock at an average price per share of $0.03. The Warrants vest immediately and have expiration dates of December 20, 2013, December 31, 2013, and October 17, 2014.

On November 14, 2013, we granted three different unrelated third-parties four different warrants to purchase a total of 10,750,000 shares of our common stock in consideration for services. Three of the warrants vests in a month and a half and have an average exercise price of $0.04 per share, and an expiration date of December 31, 2014 and December 31, 2015. One warrant vests immediately at an exercise price of $0.04 per share and an expiration date of November 15, 2016.

On December 13, 2013, we granted an unrelated third-party a warrant to purchase 500,000 shares of our common stock in consideration for services. The warrant vests six months after completion of services and have an exercise price of $0.05 per share, and an expiration date of December 31, 2014.

On December 19, 2013, we granted two different unrelated third-party a warrant to purchase up to 1,000,000 shares of our common stock in consideration for services. The warrants vests immediately and have an exercise price of $0.05 per share, and an expiration date of December 19, 2014.

A summary of the activity of the Company's warrants for the years ended December 31, 2013 is presented below.

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2012	64,652,375	$0.09
Granted	44,643,398	$0.05
Exercised	(12,468,526)	$0.03
Cancelled	(8,255,406)	$0.13
Outstanding at December 31, 2013	88,571,841	$0.07

Exercisable at December 31, 2013	77,263,508	$0.07

The following summarizes the total warrants outstanding and exercisable as of December 31, 2013.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.03 - $0.25	88,571,841	1.92	$0.07	77,263,508	1.92	$0.07
$0.25 - $2.50	-	-	$-	-	-	$-

	88,571,841			77,263,508

Shares Issued for Services or Reduction to Liabilities

During the year ended December 31, 2013, we issued 25,382,278 shares of common stock with a value of $1,444,372 to non-employees and charged to the appropriate accounts for the following reasons:

	Year Ended December 31, 2013

Purpose	Shares	Value

Reduction of payables	8,195,054	$379,620
Services provided	23,723,211	$1,064,752
Totals	31,918,265	$1,444,372

The 31,918,265 shares were not contractually restricted, however as they have not been registered under the Act, they are restricted from sale until they are registered under the Securities Act of 1933, as amended (the "Act"), or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

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

During the year ended December 31, 2013 and 2012, the Company issued 31,918,265 and 36,416,272, respectively, shares of common stock in consideration for goods and services from both employees and non-employees valued at $1,444,372 and $972,391, respectively.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. On May 10, 2013, we granted a total of 7,250,000 shares of common stock at $0.06 per share to eight employees, two consultants and four directors as an incentive and in consideration for services rendered. All shares from this grant vest on January 10, 2014 and are forfeitable before such time. On May 28, 2013, we granted an additional 500,000 shares of common stock at $0.08 per share to a director as an incentive and in consideration for services rendered. All shares from this grant vest on January 28, 2014 and are forfeitable before such time. On each grant date, we valued the stock bonus based on the share price and the expenses were amortized using the straight line method. The consultants' stock bonus were remeasured on December 31, 2013 based on the share price on that date. Total stock bonus expenses recorded during the year ended December 31, 2013 was approximately $360,000, and is reflected in operating expenses in the accompanying consolidated statements of operations.

On December 31, 2013, we issued a total of 7,000,000 shares of our common stock at $0.05 per share as an incentive to our board members and members of our management team under the Stock Bonus Program. All shares vest on January 1, 2015 and are forfeitable before such time.

As of December 31, 2013, 14,350,000 shares of restricted stock were not vested, and unrecognized compensation cost with respect to these instruments amounted to $267,586 and will be recognized during 2014.

12. NOTES PAYABLE

The Notes payable consisted of the following:

	December 31,	December 31,
	2013	2012

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short-term loan due to a third-party with no stated interest	50,000	50,000
	375,343	375,343
Less: current portion	(375,343)	(375,343)

Notes payable, less current portion	$-	$-

Short term loan due to a related-party, payable in full on January 2, 2014 with 12% interest	$196,921	$192,921

Short term loan due to a related-party, payable in full on January 20, 2014 with 12% interest	-	50,000

Notes payable related party, current portion	196,921	242,921

Less: current portion	(196,921)	(242,921)
Notes payable related party, less current portion	$-	$-

13. CONVERTIBLE PROMISSORY NOTES

From time to time we enter into Convertible Promissory Notes ("Note(s)"). During the first quarter of 2013, we entered into 14 different Convertible Promissory Notes with 11 different unrelated third-parties for principal amounts totaling $0.49 million, with fixed conversion prices ranging from $0.02 to $0.028. These notes have the option to be converted into a total of 24,035,715 shares of our common stock. As of June 30, 2013, all of these notes have been converted.

During the second quarter of 2013, we entered into 13 different Convertible Promissory Notes with 13 different unrelated third- parties for principal amounts totaling $0.89 million with fixed conversion prices ranging from $0.0339 to $0.08. These notes have the option to be converted into a total of 19,263,258 shares of our common stock. As of June 30, 2013, all of these notes have been converted.

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

During the fourth quarter of 2013, we did not enter into any Convertible Promissory Notes and one note with a principal of $50,000 has been converted.

We recognized the intrinsic value of the embedded beneficial conversion feature as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible notes in the amount of $358,923 and $76,928 for the years ended December 31, 2013 and 2012, respectively.

The related discount for the beneficial conversion outstanding was $81,393 and $0 as of December 31, 2013 and 2012, respectively.

Shares issuable upon conversion for convertible notes payable was 81,015,545 and 71,015,545 as of December 31, 2013 and 2012, respectively.

The total interest expense attributed to the Notes and related warrants for the years ended December 31, 2013 and 2012 was $333,915 and $137,655, respectively.

14. RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, Favrille, Inc. had provided notices under the federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former Favrille employees amounted to $1,682,416. On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 warrants issued to creditors, the Company issued warrants as settlement of $985,020 of these amounts. In addition, the Company signed promissory notes with certain former executives totaling $76,783.

As of December 31, 2013, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees as well as $49,251 in estimated payroll tax. No payments were made during the years ended December 31, 2013 or 2012 on these severance liabilities.

During the period from January 27, 2009 through June 30, 2009, the Company entered into a series of settlement agreements with certain vendors of Favrille pursuant to the Creditor Plan, in which the Company settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355.

15. RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 14% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Eighth Amended Note and any predecessor notes. The RHL Group Note payable had a balance of $1,355,761 and $1,587,160 as of December 31, 2013, and 2012, respectively. See Note 3 - Related Party Note Payable above.

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

We incurred $50,000 each year during the years ended December 31, 2013 and 2012, toward marketing consulting services from Bernard Stolar, a director. We included $109,756 and $41,250 in related party payables as of December 31, 2013, and 2012, respectively, in connection with these services.

We also incurred $16,667 and $50,000 during the years ended December 31, 2013 and 2012, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. We included in related party payables as of December 31, 2013 and 2012 of $0 and $58,667, respectively, in connection with these services.

We also have an agreement with our current director Jack Zwissig to provide individual executive coaching services to our management team on an as needed basis. Mr. Zwissig receives compensation in the form of stock as determined by our Board of Directors commensurate with the services performed. The agreement with Mr. Zwissig is on a month-to-month basis and continues until terminated by either party. We incurred $0 and $394 during the years ended December 31, 2013 and 2012, respectively, for consulting services. We included in related party payables as of December 31, 2013 and 2012 of $29,376 and $13,376, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2013 and 2012, the total expenses relating to this stockholder amounted to $120,000 and $181,117, respectively. In addition, we capitalized $107,050 of software development costs for the year ended December 31, 2013. As of December 31, 2013 and 2012, the total amounts due to the stockholder and included in related party payables amounted to $396,800 and $447,429, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for the years ended December 31, 2013 and 2012 was $50,000. In addition, we incurred a total of $15,020 and $27,905 during the years ended December 31, 2013 and 2012, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at December 31, 2013 and December 31, 2012 of $64,615 and $49,595, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $18,421 and $67,883 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2013 and 2012, respectively. On July 19, 2012, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed an Amendment to the Agreement dated September 15, 2009 to provide licensor a non- exclusive right to target, market and exploit the Employee Benefits market.

16. SUBSEQUENT EVENTS

Following are the subsequent events the Company has evaluated through March 28, 2014:

On March 6, 2014, the Company and Walgreen Co. announced that they have entered into a Settlement and Licensing Agreement (the "Agreement") to resolve two patent infringement lawsuits brought by MMR. Pursuant to the terms of the Agreement, Walgreens purchased a Non-Exclusive License to the MMR family of patents. The settlement arises from litigation involving MMR's U.S. Patent No. 8,301,466 and U.S. Patent No. 8,498,883. MMR's patent portfolio also includes U.S. Patent Nos. 8,121,855; 8,117,045; 8,117,646; 8,301,466; 8,321,240; 8,352,287; 8,352,288; 8,498,883; 8,626,532 and 8,645,161 as well as numerous pending applications. Pursuant to the terms of the Agreement, Walgreens has also agreed to sell MMR's MyMedicalRecords Personal Health Record (the "MMR-PHR") on drugstore.com. The remaining terms of the Agreement are confidential.

On March 12, 2014 the Company announced an agreement with Cerner Corporation relating to MMR's MyMedicalRecords, Inc. Personal Health Record patent portfolio, including U.S. Patent Nos. 8,117,045; 8,117,646; 8,121,855; 8,301,466; 8,321,240; 8,352,287; 8,352,288; 8,498,883, 8,626,532 and 8,645,161. The confidential agreement includes other terms and conditions related to an ongoing business relationship between the parties.

On March 25, 2014 we received a Notice of Allowance ("NOA") from the United States Patent and Trademark Office for U.S. Patent Application Serial No. 12/204,498 entitled "Method and System for Providing Online Records." The application represents the first step in expanding MMR's health information technology ("HIT") Patent Portfolio from the medical profession to the legal profession. The NOA includes 28 claims directed toward accessing, collecting, storing, managing, and sharing legal documents and records.