Form 10-K/A
period 2013-12-31
MMRGlobal, Inc.
filed 2014-04-30
CIK 1285701

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

DOCUMENTS INCORPORATED BY REFERENCE

      None

MMRGLOBAL, INC.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") amends the Annual Report on Form 10-K of MMRGlobal, Inc. (the "Company") for the fiscal year ended December 31, 2013 as originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2014 (the "Original Filing"). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2013 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

Forward-Looking Statements

This Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. The forward-looking statements may include statements regarding actions to be taken by us. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the section on forward-looking statements and in the risk factors in Item 1A of our Original Filing and in our periodic reports on Form 10-Q and Form 8-K.

i

MMRGLOBAL, INC.

ii

MMRGLOBAL, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information sets forth for each member of our Board of Directors (the "Board") such person's age as of April 30, 2014, such person's principal occupation, employment and business experience, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director of the Company. There are no family relationships among our executive officers and directors.

Our board of directors is divided into three classes, with each class serving a staggered three-year term. Our current directors and corresponding terms are as follows:

Director	Class	Expiration of Term
Robert H. Lorsch	Class II	2014 Annual Meeting
Ivor Royston	Class II	2014 Annual Meeting
Mike Finley	Class III	2015 Annual Meeting
Bernard Stolar	Class III	2015 Annual Meeting
Douglas H. Helm	Class I	2016 Annual Meeting
Jack Zwissig	Class I	2016 Annual Meeting

The following table lists the names and ages as of April 30, 2014, and positions of the individuals who serve as our directors and executive officers:

Name	Age	Principal Occupation
Robert H. Lorsch	64	Chief Executive Officer of MMRGlobal, Inc.
Douglas H. Helm	72	President and Managing Member of Helm Consulting Group LLC
Jack Zwissig	65	Chief Executive Officer of Zwissig and Associates
Mike Finley	53	Vice President, Global Carrier and Distribution Business Development of Qualcomm
Bernard Stolar	67	Consultant to the video games industry and a marketing and strategic planning advisor for our wholly-owned subsidiary, MMR
Ivor Royston	69	Founding Managing Member of Forward Ventures
Ingrid Safranek	41	Vice President of Finance and Chief Financial Officer

Robert H. Lorsch, Chairman of the Board; Chief Executive Officer. Mr. Lorsch has served as the Chairman and Chief Executive Officer of the Company since 2005. He is also Chairman and Chief Executive Officer of The RHL Group, Inc., a private equity and business management consulting firm Mr. Lorsch formed in April 1998. In 1994, he co-founded SmarTalk TeleServices, Inc. ("SmarTalk"), with $5000, leading the company through a successful public offering in 1996 and building it into one of the largest providers of prepaid telecommunications products and services. Mr. Lorsch served as its Chairman and Chief Executive Officer until January 1998, when, with a 500 million dollar market cap, he left the company to remain in Los Angeles while SmarTalk moved its headquarters to Dublin, Ohio. In 1986, Mr. Lorsch founded Lorsch Creative Network, a full-service advertising and sales promotion agency that did marketing, advertising and sales promotion programs for nationally and internationally recognized clients, including the ABC, CBS and NBC television networks, Marvel Entertainment, Procter & Gamble, Johnson & Johnson, McDonald's Corporation and Northrop Grumman, among many others. In 1998, the Lorsch Creative Network became The RHL Group, Inc. (www.rhlgroup.com). He has served on the Personal Health Record Steering Committee of the Healthcare Information and Management Systems Society from 2006 to 2007. He spent nearly 30 years as a Member of the Board of Trustees of the California Science Center, where the Robert H. Lorsch Family Pavilion stands as a gateway to the world-class museum, and was a National

Vice President and President of the Executive Committee/Western Region of the Muscular Dystrophy Association. He also served a four-year term on the State-appointed Board of Directors for California Science Center and Exposition Park, and was a member of the Gaming Policy Advisory Committee of the California Gambling Control Commission. Mr. Lorsch's current philanthropic activities include serving as a member of the Board of Governors for Cedars-Sinai Medical Center, and, since 1998, as a member of the Board of Directors and Executive Committee of D.A.R.E. America. In 2012 and 2014, he with his wife Kira served as Co-Chairs of The Thalians annual fundraising galas benefiting the mental health and wellness programs for America's wounded military and their families served by UCLA Health System's Operation Mend. Mr. Lorsch has received numerous honors and awards, including D.A.R.E. America's "Future of America Award," the Muscular Dystrophy Association's "Humanitarian of the Year Award," and the Starlight Children's Foundation's "Golden Wish Award." Mr. Lorsch was also awarded the Private Sector Initiatives Citation, or C-Flag, from the White House during the Reagan Administration for his commitment to raising millions of dollars for financing state and local earthquake preparedness education. Mr. Lorsch continues to serve as Chairman of the Board of MMR and acts as its Chief Executive Officer.

We believe that Mr. Lorsch's qualifications to continue to serve on our Board of Directors include his 40 years of experience as the chief executive officer of various successful corporations he founded, his knowledge of business management, his experience as a member of numerous organizational committees, his position as our current Chief Executive Officer and his direct responsibility for all areas of our operations.

Douglas H. Helm, Director.  Mr. Helm is the managing member of Helm Consulting Group LLC, a global consultancy firm.  From 2002 to 2009 he was associated with Employers Direct Corporation, Agoura Hills, CA, serving in various capacities, including marketing consultant, Vice President and Chief Marketing & Sales Officer of Employers Direct Insurance Company and Chief Operating Officer of its benefit subsidiary, Plenary Insurance Services, until its sale in October 2009.  Mr. Helm has over 40 years of experience in insurance and information services and has worked internationally in Russia, China and Europe.  Mr. Helm majored in Labor Economics at the University of Washington and received a J.D. from Northwestern School of Law in 1973. Mr. Helm is a member of the Oregon State Bar.

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

Mike Finley, Director. Mr. Finley is a respected leader in the telecommunications industry long-recognized for creating and growing businesses. He currently serves as Vice President, Global Carrier and Distribution Business Development for Qualcomm. Previously, he was President of the West Region for Sprint Nextel from 2006 to 2008 and a Senior Vice President of Sprint Corporation. He joined Nextel in 2002 as Area Vice President of Southern California and was promoted following the Sprint Nextel merger to Senior Vice President of General Business for the U.S. Prior to joining Nextel, Mr. Finley was a Senior Vice President of Wingcast, a joint venture between Ford Motor Company and Qualcomm which developed telematic products for Ford vehicles. From 1993 to 2001, Mr. Finley served as President of Verizon Wireless in Southern California, Vice President and General Manager in Sacramento and was Vice President of Sales in Ohio for Airtouch Cellular.  Prior to joining Airtouch, he held positions with Cellular One and McCaw Cellular. He began his career in communications in 1985 as a co-founder of Celluland, a national franchise which created an alternative distribution approach in advance of consumer marketing of wireless products. Mr. Finley is a graduate of Creighton University with a BSBA in Marketing and the General Manager Program in Executive Education at Harvard Business School. He currently serves as a Board Member of the Los Angeles Sports and Entertainment Commission, Member of the Region 1 Homeland Security Advisory Council, and Member of the Creighton University Hall of Fame.  Mr. Finley also served as a Member of the Board of Advisors of the Company, which he vacated upon joining the Company's Board of Directors.

We believe that Mr. Finley's qualifications to continue to serve on our Board of Directors include his vast expertise in the telecommunications industry with specific marketing expertise in the mobile technology sector and his experience in senior management positions at large corporations.

Bernard Stolar, Director. Mr. Stolar currently serves on the Board of Directors of Worlds.com, a Public Company, as a consultant to the video games industry, and as marketing and strategic planning advisor for our wholly-owned subsidiary, MMR. From February 2007 to September 2008, Mr. Stolar served as Games Industry Evangelist for Google, Inc., where his responsibilities included building in-game advertising. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, from January 2002 to November 2002, Mr. Stolar was President and Chief Operating Officer of BAM! Entertainment, where he helped transform the company from a content provider for hand-held electronics into a developer and marketer of interactive entertainment for next generation video game consoles. From January 2000 until the division was sold in April 2001, Mr. Stolar served as President of Mattel Interactive, where he was responsible for all of Mattel's software, on-line and computer-enhanced toys. Mr. Stolar also served as President and Chief Operating Officer of Sega of America, Inc. from June 1996 to October 1999 and as an Executive Vice President with Sony Computer Entertainment of America from 1994 to June 1996.

We believe that Mr. Stolar's qualifications to continue to serve on our Board of Directors include his marketing and strategic planning experience, his experience as chairman of the board of Adscape Media, and his experience as president and chief operating officer of various companies.

Ivor Royston, Director. Dr. Royston is a Founding Managing Member of Forward Ventures. From 1990-2000, he served as the founding President and CEO of the non-profit Sidney Kimmel Cancer Center. From 1978 to 1990, he was on the faculty of the medical school and cancer center at the University of California, San Diego. In 1978, Dr. Royston was a co-founder of Hybritech, Inc., San Diego's first biotechnology company; and in 1986, he co-founded IDEC Corporation, which merged with Biogen to form Biogen Idec. Dr. Royston currently serves on the boards of directors of HemaQuest Pharmaceuticals, Inc., Biocept, Inc., and Syndax Pharmaceuticals, Inc. He formerly served on the board of directors of LigoCyte Pharmaceuticals, Inc. before its acquisition last year by Takeda Pharmaceutical Company Limited. Dr. Royston has been instrumental in the formation, financing, and development of numerous biotechnology companies, including: Applied Molecular Evolution (acquired by Eli Lilly); Corixa (acquired by GlaxoSmithKline); Dynavax; Morphotek (acquired by Eisai); Sequana Therapeutics (acquired by Celera); TargeGen (acquired by Sanofi); and Triangle Pharmaceuticals (acquired by Gilead). Dr. Royston received his B.A. (1967) and M.D. (1970) degrees from Johns Hopkins University and completed post-doctoral training in internal medicine and medical oncology at Stanford University. In 1997, President Clinton appointed Dr. Royston to a six-year term on the National Cancer Advisory Board.  In 2006, Dr. Royston was inducted into the San Diego Entrepreneur Hall of Fame.

We believe that Dr. Royston's qualifications to serve on our Board of Directors are invaluable to us based on his 35 years of experience as a leader in the biotechnology industry since its inception and, in particular, his more than 12 years of knowledge and experience pertaining to our biotech assets because he served on the Board of Directors of Favrille, Inc. prior to its merger with us in 2009. Dr. Royston's expertise spans the market for our patents, antibody assets and patient samples augmented by his experience as an oncologist, immunologist, venture capitalist and a director of numerous biotech companies, as well as his position as a Founding Managing Member of Forward Ventures.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of Section 16(a) forms reports furnished to us during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been complied with.

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

Since July 17, 2013, the members of the Audit Committee are Messrs. Finley, Stolar and Helm. The Audit Committee has adopted a written charter that is available to stockholders from the "Investor Relations" page on our website at www.mmrglobal.com.

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

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth certain information with respect to the compensation paid to our non-employee directors for the following fiscal year:

		Fees		Option		Stock		Other
Name	Year	Earned (1)		Grant (2)		Grant (2)		Compensation (3)		Totals

Mike Finley	2013	$ 17,000	(4)	$ -		$ 80,000	(5)	$ -		$ 97,000
	2012	$ 20,000	(4)	$ 75,000	(6)	$ -		$ -		$ 95,000

Douglas Helm	2013	$ 19,000	(7)	$ -		$ 80,000	(5)	$ -		$ 99,000
	2012	$ 21,000	(7)	$ 75,000	(8)	$ -		$ -		$ 96,000

Ivor Royston (*)	2013	$ 8,500	(9)	$ 84,000	(10)	$ 80,000	(5)	$ -		$ 172,500
	2012	$ -		$ -		$ -		$ -		$ -

Bernard Stolar	2013	$ 20,500	(11)	$ -		$ 80,000	(5)	$ 50,000	(11)	$ 150,500
	2012	$ 22,000	(11)	$ 75,000	(12)			$ 50,000	(11)	$ 147,000

Jack Zwissig	2013	$ 16,000	(13)	$ -		$ 80,000	(5)	$ -		$ 96,000
	2012	$ 16,000	(13)	$ 75,000	(14)	$ -		$ -		$ 91,000

1.

Amounts represented director fees earned for the respective years 2013 and 2012. Unpaid balances are reflected as a component of related party payables in the consolidated balance sheet as of December 31, 2013.

2.

Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

3.	Other compensation represents additional fees earned by each respective director for consulting services performed.
4.

Mr. Finley earned $20,000 and $17,000 respectively for 2012 and 2013. Of these amounts, $14,500 and $17,000 respectively remained unpaid as of 12/31/2013. On June 22, 2012, Mr. Finley elected to receive 575,000 shares at a price of $0.02 per share in exchange for a reduction of $11,500 in director fees that had been deferred in 2011 and 2012. The fair market value of the shares received on June 22, 2012 was $8,050 based on the closing market price of $0.014.

5.

On May 10, 2013, the Directors were each granted 500,000 shares of common stock at $0.06 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.05 per share, amounted to $25,000 each. The shares do not vest until January 10, 2014 and are forfeitable before that date. On December 31, 2013, the Directors were each granted 1,000,000 shares of common stock at $0.05 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.036 per share, amounted to $36,000 each. The shares do not vest until January 1, 2015 and are forfeitable before that date.

6.

On April 6, 2012, Mr. Finley was granted 1,250,000 stock options to purchase shares of our common stock with an exercise price of $0.06 per share as an incentive. The grant date fair value for these options, based on the market closing price of $0.028 amounted to $35,000.

7.

Mr. Helm earned $21,000 and $19,000 respectively for 2012 and 2013. Of these amounts, $15,000 and $19,000 respectively remained unpaid as of 12/31/2013. On June 22, 2012, Mr. Helm elected to receive 3,522,499 shares at a price of $0.02 per share in exchange for a reduction of $70,450 in director fees that had been deferred in 2009, 2010, 2011 and 2012. The fair market value of the shares received on June 22, 2012 was $49,315 based on the closing market price of $0.014.

8.

On April 6, 2012, Mr. Helm was granted 1,250,000 stock options to purchase shares of our common stock with an exercise price of $0.06 per share as an incentive. The grant date fair value for these options, based on the market closing price of $0.028 amounted to $35,000.

9.	Mr. Royston earned $8,500 for 2013. The whole balance remained unpaid as of 12/31/2013.
10.

Mr. Royston was granted 1,050,000 stock options to purchase shares of our common stock on May 28, 2013 with an exercise price of $0.08 per share. The grant date fair value for these options, based on the market closing price of $0.065 amounted to $68,250.

11.

Mr. Stolar earned $22,000 and $20,500 respectively for 2012 and 2013 for Director Fees and $50,000 per year for consulting fees. Of these amounts, $14,250 and $20,500 respectively remained unpaid as of 12/31/2013 for Director Fees and $25,000 and $50,000 respectively remained unpaid as of 12/31/2013 for Consulting Fees. On June 22, 2012, Mr. Stolar elected to receive 7,672,176 shares at a price of $0.02 per share in exchange for a reduction of $153,444 in director and consulting fees that had been deferred in 2009, 2010, 2011 and 2012. The fair market value of the shares received on June 22, 2012 was $107,410 based on the closing market price of $0.014.

12.

On April 6, 2012, Mr. Stolar was granted 1,250,000 stock options to purchase shares of our common stock with an exercise price of $0.06 per share as an incentive. The grant date fair value for these options, based on the market closing price of $0.028 amounted to $35,000.

13.

Mr. Zwissig earned $16,000 and $16,000 respectively for 2012 and 2013. Of these amounts, $12,000 and $16,000 respectively remained unpaid as of 12/31/2013. On June 22, 2012, Mr. Zwissig elected to receive 2,245,100 shares at a price of $0.02 per share in exchange for a reduction of $44,902 in director fees that had been deferred in 2009, 2010, 2011 and 2012. The fair market value of the shares received on June 22, 2012 was $31,431 based on the closing market price of $0.014.

14.

On April 6, 2012, Mr. Zwissig was granted 1,250,000 stock options to purchase shares of our common stock with an exercise price of $0.06 per share as an incentive. The grant date fair value for these options, based on the market closing price of $0.028 amounted to $35,000.

(*)	Mr. Royston joined the Board on May 27, 2013.

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned by each "named executive officer" of MMR for the past two fiscal years, determined on the basis of rules adopted by the SEC relating to "smaller reporting companies."

										All
						Stock		Option		Other
Name	Year	Salary		Bonus		Award (1)		Award (1)		Compensation		Totals

Robert Lorsch	2013	$339,916	(2)	$100,000	(3)	$125,000	(4)	$-		$60,346	(5)	$625,262
Chief Executive Officer	2012	$180,000	(6)	$450,000	(7)	$14,993	(8)	$75,000	(9)	$60,346	(5)	$780,339

Ingrid Safranek	2013	$191,500	(10)	$100,000	(3)	$125,000	(4)	$-		$-		$416,500
Chief Financial Officer	2012	$180,000	(11)	$2,000		$20,000	(12)	$75,000	(9)	$-		$277,000

1.

Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

2.

During 2013, Mr. Lorsch earned $339,916 in salary. Of that amount, $70,369 was related to retroactive salary increases of 5% per year for 2010, 2011, 2012 and 2013 as called for by his employment agreement, and which had not been previously booked, and $37,500 was related to an increase in salary approved by the Board effective May 16, 2013. As of December 31, 2013, $150,359.26 remained unpaid.

3.

On May 10, 2013, the Board of Directors reviewed Mr. Lorsch and Ms. Safranek's employment agreements which called for annual bonus and stock option grants as determined by the Board in its sole discretion. The Board then approved an annual bonus of $100,000 for each. As of the date of this report, those amounts remain unpaid.

4.

On May 10, 2013, Mr. Lorsch and Ms. Safranek were each granted 1,250,000 shares of common stock at $0.06 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.05 per share, amounted to $62,500 each. The shares do not vest until January 10, 2014 and are forfeitable before that date. On December 31, 2013, Mr. Lorsch and Ms. Safranek were each granted 1,000,000 shares of common stock at $0.05 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.036 per share, amounted to $36,000 each. The shares do not vest until January 1, 2015 and are forfeitable before that date.

5.

During the years ended December 31, 2012 and December 31, 2013, Other Compensation to Mr. Lorsch included $36,000 of auto allowance and $24,346 paid by the Company on behalf of Mr. Lorsch for a life insurance policy under which MMR is a 50% beneficiary.

6.	During 2012, Mr. Lorsch earned $180,000 in salary per his employment agreement with the Company.
7.

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

8.

On April 6, 2012, Mr. Lorsch was granted 470,000 shares of common stock at $0.0319 per share in consideration of a personal guaranty to a lender for a bridge loan received by the Company. The grant date fair value of these options, based on the market closing price of $0.028 per share, amounted to $13,160.

9.

On April 6, 2012, Mr. Lorsch and Ms. Safranek were each granted 1,250,000 stock options to purchase shares of our common stock with an exercise price of $0.06 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.028 per share, amounted to $35,000 each.

10.

During 2013, Ms. Safranek earned $191,500 in salary per her employment agreement with the Company. On May 10, 2013, the Board reviewed Ms. Safranek's employement agreement, which called for an annual increase of 5%, and noting that such increases had not been previously booked, authorized a salary increase effective 5/16/2013 to $200,000 per year. The salary earned in 2013 includes $11,500 salary adjustment due to the aforementioned salary increase. Of that amount, $115,000 was paid in cash during the year, and $76,500 remained unpaid as of December 31, 2013, which is included in deferred salaries.

11.

During 2012, Ms. Safranek earned $180,000 in salary per her employment agreement with the Company. Of that amount, $106,000 was paid in cash during the year, $29,000 was paid in stock through the issuance of 1,450,000 shares at $0.02 per share on June 22, 2012 when the market price of the stock was $0.014 per share, and $45,000 remained unpaid as of December 31, 2013, which is included in deferred salaries. In addition, On June 22, 2012, Ms. Safranek elected to receive 1,800,000 shares at a price of $0.02 per share in exchange for a reduction of $36,000 in deferred salaries that had been deferred from 2011. The fair market value of the shares received on June 22, 2012 was $45,500 based on the closing market price of $0.014.

12.

On June 22, 2012, Ms. Safranek was granted 1,000,000 shares of common stock at $0.02 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.0138 per share, amounted to $13,800. The shares did not vest until January 22, 2013 and were forfeitable before that date.

Employment Agreements

The Company has employment agreements with its Chairman, President and Chief Executive Officer, Robert H. Lorsch, and its Vice President of Finance and Chief Financial Officer, Ingrid Safranek. Under each employment agreement, the executive officers receive a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

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

On December 28, 2011, the Board of Directors agreed to renew Mr. Lorsch's employment agreement effective January 1, 2012 for an additional three year term ending on December 31, 2014. The term of the Renewal expires on December 31, 2014, but may be extended automatically for successive additional one-year periods at the expiration of the then-current term unless written notice of non-extension is provided to Mr. Lorsch with at least 90 days prior notice to the expiration of such term. On May 13, 2013, the Board of Directors approved a salary increase for Mr. Lorsch to $20,000 per month effective May 16, 2013. In addition, on December 31, 2013, the Board of Directors agreed to extend Mr. Lorsch's employment term to December 31, 2015 under the same terms. Mr. Lorsch's current annual base salary will remain unchanged, and authorized a one-time catch up accrual for the minimum 5% annual increase as called under the agreement which had not been previously booked, with the understanding that, as in the past, portions of the payments could be deferred into future periods. Mr. Lorsch may terminate the agreement upon 30 days written notice without reason or for good reason (as defined in the agreements) if we fail to cure acts or omissions constituting good reason within 30 days. If Mr. Lorsch's employment is terminated by us for cause or voluntarily by Mr. Lorsch without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lorsch's employment is terminated by us without cause or voluntarily by Mr. Lorsch for good reason, Mr. Lorsch will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lorsch. In the event of his disability, Mr. Lorsch would be entitled to receive compensation equal to 60% of his base salary as then in effect. Mr. Lorsch's employment agreement includes provisions that prohibit Mr. Lorsch from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

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

On January 26, 2010, we entered into an employment agreement with Ingrid Safranek as our Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the Board of Directors, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement was effective until June 15, 2010, but was extended until June 15, 2011. On December 10, 2010, the Board approved Ms. Safranek's employment agreement to be amended to extend the term for an additional one year commencing on January 1, 2011. On December 28, 2011, the Board extended the current employment agreement for an additional two years term and approved an increase in her base salary with the understanding that, from time to time, it could be necessary to defer certain payments or benefits into future periods. On May 13, 2013, the Board approved a salary increase for Ms. Safranek to $16,667 per month, with the understanding that, as in the past, portions of the payments could be deferred into future periods. Furthermore, on December 31, 2013, the Board elected to renew Ms. Safranek's agreement for an additional two year term under the same terms as before.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by our named executive officers as of December 31, 2013.

	Option/Warrant Awards
	Number of Securities Underlying Unexercised Options/Warrant Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option/Warrant (#)	Option/Warrant Exercise Price ($)	Option/Warrant Expiration Date

Robert Lorsch	13,555,000	625,000	$0.028 - $0.125	8/6/2014,
Chief Executive Officer				1/27/2020
				& 4/6/2022

Ingrid Safranek	2,725,000	625,000	$0.06 - $0.18	1/21/2020,
Chief Financial Officer				6/15/2020,
				1/3/2021
				& 4/6/2022

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 28, 2014, as to shares of our common stock beneficially owned by: (1) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock; (2) each of our named executive officers listed in the summary compensation table; (3) each of our directors; and (4) all of our named executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as otherwise noted in the footnotes below, we believe, based upon information furnished to us, that each of the stockholders named in the tables have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

Shares of common stock subject to options, warrants and convertible notes exercisable or convertible within 60 days from April 28, 2014 are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the ownership percentage of any other person.

	Number of Shares of Common
Name and Address of Beneficial Owner (1)	Stock Beneficially Owned (2)	Percentage
Directors and Named Executive Officers
Robert H Lorsch (3)	105,589,106	13.4%
Bernie Stolar (4)	17,077,894	2.3%
Ingrid Safranek (5)	10,375,000	1.4%
Doug Helm (6)	8,875,624	1.1%
Jack Zwissig (7)	8,220,375	1.1%
Mike Finley (8)	4,125,000	*
Ivor Royston (9)	2,660,558	*

All Executive Officers and Directors as a group	156,923,557	19.4%
(7 People) (10)

5% Stockholders
RHL Group (3)	83,090,352	10.7%
Robert H Lorsch (3)	22,498,754	3.0%
David Loftus (11)	58,247,324	7.7%
Sherry Hackett (12)	36,650,068	4.9%

(1)	The business address of each director and executive officer listed is c/o MMRGlobal, Inc., 4401 Wilshire Blvd., Suite 200, Los Angeles, CA 90010.
(2)

This table is based upon information supplied by officers, directors, principal stockholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 727,234,712 shares of common stock outstanding as of April 28, 2014. Shares of common stock subject to options, warrants and convertible notes exercisable or convertible within 60 days after April 28, 2014, are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)

Consists of (i) 8,318,754 shares of common stock held directly by Mr. Lorsch, (ii) 36,454,892 shares of common stock held directly by The RHL Group, which is wholly owned and controlled by Mr. Lorsch, and Mr. Lorsch also has voting and/or investment power over such shares, (iii) fully vested warrants and/or options held by The RHL Group to purchase 46,635,460 shares of common stock, and (iv) fully vested warrants and/or options held by Mr. Lorsch to purchase 14,180,000 shares of common stock.

(4)	Includes 6,165,261 shares subject to options exercisable within 60 days after April 28, 2014.
(5)	Includes 3,350,000 shares subject to options exercisable within 60 days after April 28, 2014.
(6)	Includes 2,475,000 shares subject to options exercisable within 60 days after April 28, 2014.
(7)	Includes 4,690,000 shares subject to options exercisable within 60 days after April 28, 2014.
(8)	Includes 2,075,000 shares subject to options exercisable within 60 days after April 28, 2014.
(9)	Includes 1,810,558 shares subject to options exercisable within 60 days after April 28, 2014.
(10)	Includes 76,527,836 shares subject to options exercisable within 60 days after April 28, 2014.
(11)	Includes 33,017,977 shares subject to options, warrants and convertible notes exercisable within 60 days after April 28, 2014.
(12)	Includes 20,922,290 shares subject to options, warrants and convertible notes exercisable within 60 days after April 28, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 5 of the Original Filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our Board of Directors adopted a related party transaction policy, under which all related party transactions shall be presented to the disinterested directors of the Board for review and approval in advance of such transactions. If it is not feasible to obtain advance approval of a related party transaction, such transaction shall be subject to the ratification of the disinterested directors of the Board, and the Company may enter into such transaction prior to obtaining the approval of the disinterested directors only if the terms of such transaction allow it to be rescinded at no cost to the Company in the event it is not ratified by the disinterested directors of the Board.

Other than the agreements and other arrangements set forth below, since January 1, 2013, there have not been any transactions or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

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

The consulting agreement provides for a monthly fee of $25,000 plus the reimbursement of certain expenses, including medical insurance.

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

The securities described above were issued to each of the foregoing persons or entities in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and the rules promulgated thereunder. At the time of their issuance, the securities granted above were restricted securities for purposes of the Securities Act and the certificates representing such securities bear legends to that effect, unless a legal opinion has been issued for the removal of such legends. The exercise/conversion prices of the securities described above were equal to the closing price of our common stock as of the date of grant.

Director Independence

Our Board of Directors has determined that each of the following directors would be deemed "independent" under applicable NASDAQ Stock Market LLC rules: Messrs. Finley, Helm, Royston, Stolar and Zwissig. These persons represent a majority of our Board of Directors. Mr. Lorsch, the Chairman of our Board of Directors and our Chief Executive Officer would not be deemed independent. Messrs. Stolar, Zwissig and Finley are members of our Compensation Committee and Mr. Zwissig is the Chairman of our Compensation Committee. Messrs. Helm and Zwissig are members of our Nominating and Corporate Governance Committee and Mr. Helm is the Chairman. Messrs. Stolar, Zwissig and Finley are members of our Audit Committee, but would not be deemed to be independent under the more stringent independence requirements for Audit Committee members set forth in NASDAQ Listing Rule 5605(2). Mr. Stolar is Chairman of the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 by Rose, Snyder & Jacobs. Rose, Snyder & Jacobs performed the audit of our financial statements for the year ended December 31, 2013. All fees described below were approved by the Audit Committee pursuant to our pre-approval policy also discussed below.

	Fiscal Years Ended
	2013	2012
Audit Fees	$102,000	$103,500
Audit Related Fees	4,000	9,300
Total Fees	$106,000	$112,800

Audit Fees include the audit of the Company's annual financial statements presented in the Company's Annual Reports on Form 10- K, reviews of interim financial statements presented in the Company's Quarterly Reports on Form 10-Q and accounting, reporting and disclosure consultations related to those audits and fees related to consents and reports in connection with regulatory filings.

The Company's Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Rose, Snyder & Jacobs, and has concluded that the provision of such services to the degree utilized is compatible with maintaining the independence of the Company's registered public accounting firm. All services provided by Rose, Snyder & Jacobs in 2012 were pre-approved by the Audit Committee after review of each of the services proposed for approval.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has adopted a pre-approval policy for auditor services, which allows the Chief Executive Officer and/or the Chief Financial Officer of the Company to engage the independent registered public accountants, on a case-by-case basis, to consult with our management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Financial Accounting Standards Board or other regulatory or standard- setting bodies.  In addition, the Audit Committee may periodically obtain from the independent registered public accountants estimates of anticipated fees for services in the defined categories of audit services, audit-related services, and tax services for a specified accounting period and pre-approves services in such categories up to specified amounts. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accountants are engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The members of the Audit Committee approved the fees during subsequent meetings of the Audit Committee.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

The exhibits filed below are filed as part of this Form 10-K/A.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32	Section 1350 Certifications.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment #1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MMRGLOBAL, INC.

By:	/s/ Robert H. Lorsch	Date:	April 30, 2014
Robert H. Lorsch
Chief Executive Officer