Form 10-Q
period 2014-03-31
MMRGlobal, Inc.
filed 2014-05-15
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2014, the issuer had 731,018,771 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$103,985	$10,359
Accounts receivable, less allowances of $345,692 in 2014 and 2013.	100,802	146,298
Inventory	65,238	65,238
Prepaid expenses and other current assets	139,371	154,637
Total current assets	409,396	376,532

Long-term investments
Investment in equity securities, cost method	87,500	87,500
Total long-term investments	87,500	87,500

Property and equipment, net	34,596	38,393
Intangible assets, net	1,703,465	1,670,033
Total assets	$2,234,957	$2,172,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$973,989	$979,545
Related party payables	1,337,710	1,147,697
Compensation payable	496,597	402,079
Severance liability	620,613	620,613
Accounts payable and accrued expenses	5,364,333	5,264,527
Deferred revenue	59,220	61,211
Convertible notes payable	860,980	981,215
Notes payable, current portion	382,086	375,343
Notes payable, related party	196,921	196,921
Capital leases payable, current portion	12,124	13,336
Total current liabilities	10,304,573	10,042,487

Capital leases payable, less current portion	3,522	3,522
Total liabilities	10,308,095	10,046,009

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 724,577,782 and 684,367,465 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	724,371	684,536
Additional paid-in capital	54,625,891	53,215,960
Accumulated deficit	(63,423,400)	(61,774,047)
Total stockholders' deficit	(8,073,138)	(7,873,551)
Total liabilities and stockholders' deficit	$2,234,957	$2,172,458

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenues
Subscriber	$29,763	$25,380
MMRPro	7,569	32,238
License fees	448,162	3,000
Other income	-	61,410
Total revenues	485,494	122,028
Cost of revenues	98,401	26,143
Gross profit	387,093	95,885
General and administrative expenses	1,429,980	889,562
Sales and marketing expenses	468,730	559,023
Technology development	24,783	23,973
Loss from operations	(1,536,400)	(1,376,673)
Interest and other finance charges, net	(112,952)	(135,148)
Net loss	$(1,649,352)	$(1,511,821)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	706,347,012	544,838,595

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three Months Ended March 31,
		2014	2013

Operating activities:
Net loss		$(1,649,352)	$(1,511,821)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		78,365	56,403
Warrants issued for services		38,721	24,645
Stock-based compensation		189,336	63,532
Common stock issued for services		222,847	235,280
Accrued related party payables		-	(110,629)
Amortization of loan discount		69,766	73,500
Subtotal - Non-cash adjustments		599,035	342,731
Effect of changes in:
Accounts receivable		45,496	(105,099)
Inventory		-	(62,372)
Prepaid expenses and other current assets		15,265	(2,685)
Accounts payable and accrued expenses		219,305	511,387
Related party payables		225,125	18,341
Compensation payable		94,518	36,628
Deferred revenue	`	(1,992)	(4,653)
Subtotal - net change in operating assets & liabilities		597,717	391,547
Net cash used in operating activities		(452,600)	(777,543)

Investing activities:
Filing of patents		(75,979)	(142,894)
Costs of continuing MMRPro and website development		(32,021)	(3,500)
Net cash used in investing activities		(108,000)	(146,394)

Financing activities:
Net proceeds from convertible notes		-	493,750
Proceeds from shares issued for financing activities		689,364	487,898
Proceeds from note payable		6,743	40,000
Payments of note payable		-	(30,000)
Payments of line of credit		(40,669)	(28,552)
Payments of capital lease		(1,212)	(4,848)
Net cash provided by financing activities		654,226	958,248
Net increase in cash		93,626	34,311
Cash, beginning of period		10,359	36,655
Cash, end of period		$103,985	$70,966

Supplemental disclosures of cash flow information:
Cash paid for interest		$40,669	$12,906
Cash paid for income taxes		$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock		$190,000	$493,750
Cancellation of investment in equity securities		$-	$56,000
Acquisition of assets through capital lease		$-	$33,829
Shares issued for reduction of payables		$119,498	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal Inc. (referred to herein, unless otherwise indicated, as "MMR," the "Company," "we," "us," and "our") was originally incorporated as Favrille, Inc. ("Favrille") in Delaware in 2000, and since its inception and before the Merger (as defined below), operated as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. In May 2008, Favrille's ongoing Phase 3 registration trial for the FavId™ vaccine failed to show a statistically significant improvement in the treatment of patients with follicular B-cell Non-Hodgkin's lymphoma. On January 27, 2009, the Company, through MyMedicalRecords, Inc. ("MMR Inc."), what is now our wholly-owned operating subsidiary, conducted a reverse merger with Favrille.

Through our wholly-owned operating subsidiary MMR Inc., the Company's primary business is to license and provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, serving consumers, healthcare professionals, retailers, employers, insurance companies, financial institutions, and professional organizations and affinity groups. Our PHR, marketed both directly via our website at www.mymedicalrecords.com and through private-label services, enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using an Internet-connected device.

The MyMedicalRecords PHR products and services are built on proprietary, globally patented and patent-pending technologies to allow data, documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, file upload, and discrete data transfers in HL7, XML or other formats using APIs and without relying on any specific electronic medical record platform to populate a user's account. We also offer the MyEsafeDepositBox service which provides secure online storage for vital financial, legal and insurance documents in addition to medical records using the same patented technologies that drive the MyMedicalRecords PHR service.

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

Notwithstanding the Company's focus on its primary business of licensing and selling its online Personal Health Record products services and professional document imaging and management systems, the Company has also successfully initiated a licensing program of its legacy biotech assets while continuing successful prosecution of the Company's Health Information Technology and biotech patents and other IP.

Since 2005, MMR Inc. began filing for patent protection for its health IT products and services. Our health IT patent portfolio, through the recent quarter includes eight U.S. patents (with over 200 issued claims), 20 pending U.S. patent applications (with over 400 claims), seven international patents including two in Australia with others in New Zealand, Singapore, Japan, Canada and Mexico, and 15 other pending patent applications in foreign countries. These patents give us a unique marketplace position in Personal Health Records, being well- positioned to benefit from the growth in health IT globally. The full term of our health IT patents will not expire until September 12, 2025 or after. We also own a portfolio of biotech patents which MMR acquired from the Merger with Favrille which include, but are not limited to, data from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies. As a result of the issuance of these patents, our business is evolving to include both an operating entity and a licensor of intellectual property.

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

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2014 are not indicative of the results that may be expected for the fiscal year ending December 31, 2014. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Going Concern and Management's Plan

As of March 31, 2014, our current liabilities exceeded our current assets by $9.90 million. Furthermore, during the three months ended March 31, 2014, we incurred losses of $1.65 million, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report on Form 10-Q.

At March 31, 2014 and December 31, 2013, we had $103,985 and $10,359, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold convertible debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Eighth Amended and Restated Note effective August 13, 2013 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1.51 million at March 31, 2014 and a total Unpaid Balance (as defined in the Line of Credit) of $2.78 million, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Eighth Amended and Restated Note and the First Amended Security Agreement dated June 26, 2012 (the "Security Agreement"). As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2014 are as follows: $0.97 million, which is included in the line of credit, related party; and $0.54 million related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding our going concern is to continue utilizing the Line of Credit. At March 31, 2014, there was approximately $1.72 million available under the Line of Credit. Furthermore, we plan to utilize portions of our standby equity facility with Granite State Capital LLC ("Granite") as needed. Finally, we plan to sell additional convertible debt and equity securities, settle our existing liabilities through the issuance of equity securities, explore other debt financing arrangements, increase our existing subscriber and affiliate customer base, sell our products and services, and collect licensing fees from parties utilizing our intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products of increase licensing fees from the use of our intellectual property, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $103,985 and $10,359 as of March 31, 2014 and December 31, 2013, respectively.

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

(d) COST METHOD INVESTMENT

We account for our long term investments in accordance with ASC 325-20. We hold a minority equity investment in a private company, which is recorded as Investment in equity securities. This investment is accounted for under the cost method of accounting as we own less than 20% of the voting equity and only have the ability to exercise nominal, not significant, influence over the investee. We monitor this investment for impairment and make appropriate reductions in carrying value if necessary.

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

(f) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2014 and December 31, 2013, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the three months ended March 31, 2014 and 2013.

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

Revenue from the licensing of our biotech assets may include non-refundable license and up-front fees, non- refundable milestone payments that are triggered upon achievement of a specific event, and future royalties or lump- sum payments on sales of related products. For agreements that provide for milestone payments, such as our agreement with Celgene, we adopted ASC 605-28-25, Revenue Recognition Milestone Method.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the three months ended March 31, 2014 and 2013 using the following assumptions.

	March 31, 2014	March 31, 2013

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	120.51% - 147.09%	123.47% - 124.21%
Risk free interest rate	0.12% - 0.13%	0.35% - 0.46%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the three months ended March 31, 2014 and 2013 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 85,972,884 shares for the three months ended March 31, 2014, and 180,502,737 shares for the three months ended March 31, 2013, respectively.

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

The Eighth Amended Note had a balance of $1.51 million at March 31, 2014. The components of the Eight Amended Note and the related balance sheet presentation as of March 31, 2014 are as follows: $0.97 million, which is included in the line of credit, related party; and $0.54 million for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the three months ended March 31, 2014 and 2013 amounted to $35,112 and $36,551, respectively. The unpaid interest balances as of March 31, 2014 and December 31, 2013 were $18,493 and $24,049, respectively.

In conjunction with the Eighth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after March 31, 2014. Since we did not meet these covenants as of March 31, 2014, we received a waiver from The RHL Group until May 31, 2014.

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

Pursuant to ASC 740, Income Taxes, we performed an analysis of previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of March 31, 2014.

MMR Inc., in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMRGlobal has based this on an expectation that the combined entity will generate net operating losses in 2013, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three months ended March 31, 2014.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $11,000. Total rent expense for the three months ended March 31, 2014 and 2013 were $33,000 and $30,503, respectively.

Future minimum lease payments as of March 31, 2014, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2014 (Remainder of)	$114,125	$12,124
2015	170,500	3,522
2016	187,550	-
2017	206,305	-
2018 and there after	146,410	-
	824,890	15,646
Less current portion		(12,124)

Total minimum lease payments	$824,890	$3,522

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

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California. That complaint alleged that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR subsequently withdrew the complaint per an agreement allowing MMR to the right to re-file without prejudice unless an agreement is reached within a specific period of time. On August 27, 2013, MMR terminated the agreement with WebMD. On October 2, 2013, MMR filed a new complaint against WebMD in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 8,301,466 and 8,498,883. This matter is currently in the claim construction stage and we do not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc. ("Quest") in the United States District Court for the Central District of California, alleging that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. On October 11, 2013, MMR filed an unopposed motion to add a claim of infringement of U.S. Patent 8,498,883 to its complaint against Quest, which was granted on October 29, 2013. This matter is currently in the claim construction stage and we do not have enough facts at this time to predict the chances of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

On May 17, 2013, MMR filed a complaint for patent infringement against Jardogs, LLC (the "Jardogs Complaint") in the United States District Court for the Central District of California, alleging that Jardogs, LLC infringes U.S. Patent No. 8,301,466. On September 23, 2013, MMR filed a separate complaint for patent infringement against Allscripts Healthcare Solutions Inc. ("Allscripts") titled MyMedicalRecords, Inc. v. Allscripts Healthcare Solutions Inc., United States District Court, Central District of California (the "Separate Allscripts Complaint"). The Separate Allscripts Complaint alleged that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. On October 4, 2013, MMR filed a motion to amend the Jardogs Complaint to add Allscripts as a party defendant and to allege that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. The Court granted that motion on November 1, 2013. Thereafter, MMR dismissed the Separate Allscripts Complaint. This matter is currently in the claim construction stage and we do not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

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

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. As of March 31, 2014, and December 31, 2013, there were no shares of preferred stock issued and outstanding.

Common Stock

As of March 31, 2014, we are authorized to issue 1,250,000,000 shares of common stock.

On May 24, 2012, we filed a registration statement on Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares offered sale under the registration statement, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents related to the registration statement. Subject to the terms and conditions of the agreement with Granite, we have the right to put up to $15 million in shares of our common stock to Granite. As of March 31, 2014, the amount available under the equity line facility was $13.3 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of March 31, 2014, the total shares of our common stock issued and outstanding amounted to 724,577,782.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

Our 2001 Equity Incentive Plan (the "2001 Plan") expired on June 5, 2011 and no options were issued under the 2001 Plan since that date. As of March 31, 2014, 17,734,557 shares remain issued under the 2001 Plan.

On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the 2001 Plan under the same general terms as the 2001 Plan. On June 20, 2012, our stockholders voted and approved the 2011 Equity Incentive Plan (the " 2011 Plan") at our 2012 Annual Stockholder Meeting. As of March 31, 2014, 22.16 million shares remain issued under the 2011 Plan, and 39.84 million shares of our common stock are reserved for future issuance under our 2011 Plan, which includes an automatic 5 million share annual increase pursuant to the terms of the 2011 Plan and a 20 million share increase authorized during our 2013 Annual Stockholder's Meeting.

A summary of option activity for the three months ended March 31, 2014 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2013	39,891,722	$0.10	5.08	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at March 31, 2014 (Unaudited)	39,891,722	$0.10	4.83	$-

Vested and expected to vest
at March 31, 2014 (Unaudited)	39,891,722	$0.10	4.83	$-

Exercisable at March 31, 2014 (Unaudited)	33,941,722	$0.09	4.35	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

Total stock option expenses recorded during the three months ended March 31, 2014 and 2013 were $69,961 and $63,532, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.05 - 0.09	14,150,000	7.46	$0.07	8,200,000	7.37	$0.07
	$0.10 - 0.15	23,111,461	3.24	$0.11	23,111,461	3.24	$0.11
$	> 0.15	2,630,261	4.72	$0.19	2,630,261	4.72	$0.19
		39,891,722			33,941,722

Warrants

On March 4, 2014, we granted an unrelated third party a warrant to purchase 500,000 shares of our common stock. This warrant vests immediately and has an exercise price of $0.06 per share, and an expiration date of February 28, 2015.

On March 4, 2014, we granted an unrelated third party a warrant to purchase 500,000 shares of our common stock. This warrant vests upon three successful Hospital Sign up of MMR Patient View Portal and has an exercise price of $0.10 per share, and an expiration date of February 28, 2015.

On March 4, 2014, we granted an unrelated third party a warrant to purchase 250,000 shares of our common stock. This warrant vests in six months and has an exercise price of $0.06 per share, and an expiration date of March 4, 2016.

On March 27, 2014, we granted an unrelated third party a warrant to purchase 250,000 shares of our common stock. This warrant vests in one year and has an exercise price of $0.06 per share, and an expiration date of March 27, 2019.

A summary of the activity of our warrants for the three months ended March 31, 2014 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2013	88,571,841	$0.07
Granted	1,500,000	$0.07
Exercised	-	$-
Cancelled	(12,099,992)	$0.11
Outstanding at March 31, 2014 (Unaudited)	77,971,849	$0.07

Exercisable at March 31, 2014 (Unaudited)	67,671,849	$0.07

Total warrant expenses recorded during the three months ended March 31, 2014 and 2013 were $38,721 and $24,645, respectively.

The following summarizes the total warrants outstanding and exercisable as of March 31, 2014:

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.03 - $0.25	77,971,849	1.98	$0.07	67,671,849	2.06	$0.07

	77,971,849			67,671,849

The inputs used for the Black-Scholes option and warrant valuation model were as follows:

	March 31, 2014	March 31, 2013

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	120.51% - 147.09%	123.47% - 124.21%
Risk free interest rate	0.12% - 0.13%	0.35% - 0.46%
Expected dividends	None	None
Forfeiture rate	0%	0%

Shares Issued for Services or Reduction to Liabilities

During the three months ended March 31, 2014, we issued 9,352,605 shares of common stock with a value of $342,345 to various third parties and charged the proceeds to the appropriate accounts for the following reasons:

	Three Months Ended March 31, 2014

Purpose	Shares	Value

Reduction of payables	2,757,055	$119,498
Services provided	6,595,550	$222,847
Totals	9,352,605	$342,345

The 9,352,605 issued shares were not contractually restricted. However, as these shares have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

Stock Bonus Agreements

From time to time, we issue shares of our common stock as a bonus for services rendered. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement.

On each grant date, we valued the stock bonus based on the share price and the expenses were amortized using the straight line method. Total stock bonus expenses recorded during the three months ended March 31, 2014 and 2013 were $119,375 and $8,929, respectively, and are reflected in operating expenses in the accompanying consolidated statements of operations.

As of March 31, 2014, 7,000,000 shares of restricted stock previously issued remained unvested, and unrecognized compensation cost with respect to these instruments amounted to $189,000.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:
	March 31,	December 31,
	2014	2013

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short term loan due to a third-party with no stated interest	56,743	50,000

	382,086	375,343
Less: current portion	(382,086)	(375,343)

Notes payable, less current portion	$-	$-

Short term loan due to a related-party, payable in full on January 2, 2014 with 12% interest	$196,921	$196,921

Notes payable related party, current portion	196,921	196,921

Less: current portion	(196,921)	(196,921)
Notes payable related party, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of March 31, 2014, a total of $872,607 in convertible notes remained outstanding with unamortized discounts of $11,627, for a net balance of $860,980. The note holders have chosen not to convert their note balances into shares of our common stock as of March 31, 2014.

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

During the first quarter of 2014, we did not enter into any Convertible Promissory Notes and two notes with a principal balance of $190,000 have been converted.

For the three months ended March 31, 2014, we recognized the intrinsic value of the embedded beneficial conversion feature of $0 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible notes.

The related discount for the beneficial conversion outstanding was $11,627 and $0 as of March 31, 2014 and 2013, respectively.

Shares issuable upon conversion for convertible notes payable was 74,682,212 and 71,015,545 as of March 31, 2014 and 2013, respectively.

The total interest expense attributed to the Notes and related warrants for the three months ended March 31, 2014 and 2013 was $69,765 and $84,801, respectively.

NOTE 10 - RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, Favrille, Inc. had provided notices under the Federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former Favrille employees amounted to $1,682,416. On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 warrants issued to creditors, we issued warrants as settlement of $985,020 of these amounts. In addition, we signed promissory notes with certain former executives totaling $76,783.

As of March 31, 2014, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non- executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax.

During the period from January 27, 2009 through June 30, 2009, we entered into a series of settlement agreements with certain vendors of Favrille pursuant to the Creditor Plan, pursuant to which we settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355.

NOTE 11 - RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 13.4% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Eight Amended Note and all predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $12,500 during the three months ended March 31, 2014 and 2013, toward marketing consulting services from Bernard Stolar, a director. We included $128,000 and $109,756 in related party payables as of March 31, 2014 and December 31, 2013, respectively, in connection with these services.

We also incurred $0 and $12,500 during the three months ended March 31, 2014 and 2013, respectively, toward marketing consulting services from Hector Barreto, a former director and member of our Advisory Board. Mr. Barreto ceased to be a related party upon his departure from the Board of Directors on September 30, 2011.

We also incurred $0 during the three months ended March 31, 2014 and 2013, for consulting services from Jack Zwissig, a director. We included in related party payables as of March 31, 2014 and December 31, 2013 of $33,983 and $28,983, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MMRPro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended March 31, 2014 and 2013, the total expenses relating to this stockholder amounted to $30,000 and $30,000, respectively. As of March 31, 2014 and December 31, 2013, the total amounts due to the stockholder and included in related party payables amounted to $376,800 and $396,800, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, managing partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for the three months ended March 31, 2014 and 2013 was $12,500. In addition, we incurred a total of $0 and $6,863 during the three months ended March 31, 2014 and 2013, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at March 31, 2014 and December 31, 2013 of $64,615 and $64,615, respectively. Furthermore, On July 19, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 15, 2009 to provide licensor a non-exclusive right to target, market and sell into the Employee Benefits market.

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated subsequent events of our condensed consolidated financial statements. There were no material subsequent events requiring additional disclosure in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the description of our business appearing in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 (the "Form 10-K"). This discussion contains forward-looking statements, which inherently involve risks and uncertainties. Please see "Cautionary Note Regarding Forward- Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

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

We now have numerous Health IT and Biotech patents issued, pending, and applied for in the United States and numerous other countries around the world. As a result, we have evolved from an operating business selling products and services to consumers and healthcare professionals to a company whose value proposition is based on a combination of factors including:

  A Personal Health Records company specializing in storing medical records and other important documents for consumers and healthcare professionals;
  A document imaging and management company for healthcare professionals;
  A licensor of Biotech Intellectual Property based on a portfolio of biotech assets developed at a cost of more than 100 million dollars; and
  A licensor of Health Information Technology patents and other Intellectual Property in numerous counties around the world.

For a description of our patents, see Intellectual Property section below.

Source of Revenues

MMR remains focused on its primary Health IT business of selling the MyMedicalRecords PHR and MMRPro document and imaging systems for healthcare professionals. MMR has numerous patents issued, pending or applied for pertaining to provisioning of online medical and Personal Health Records in 12 countries of commercial interest including the U.S. As of this point in time the Company has filed five significant patent infringement complaints against the following defendants: Walgreens, Quest Diagnostic, Jardogs, WebMD and Allscripts in an effort to enforce its global intellectual property rights and protect and expand its brand. The complaint against Walgreens was settled, and while the Company remains optimistic about additional settlements and licensing agreements, although it cannot predict the outcome of litigation or any licensing negotiations, it plans on continuing to enforce its intellectual property rights where appropriate. The Company is also in continued negotiations with several major providers of HIT products and services regarding licensing its IP to companies that have not been named as defendants in existing patent infringement suits. The Company has already demonstrated its ability to enter into such Patent Agreements with several licensees and strategic relationships including 4Medica, VisiInc PLC, AccessMyRecords, Walgreens, Wholefoods, XN Finacial, Interbit Data, Coverdale, Fairway Physicians Insurance Company, Vida Senior Resources, as well as Cerner Corporation.

Notwithstanding those infringement matters where complaints have been filed, the Company continues to focus on settlement of infringement matters wherever possible. Such settlements may include the purchasing and reselling of the Company's products and services in addition to payments of significant license fees. As a result of some of these settlements, the Company believes it will generate meaningful increased revenue through its direct to consumer model at retail. As a result the Company's primary business has evolved into both selling its MyMedicalRecords PHR and MMRPro document and imaging systems while also actively working on licensing its domestic and international patent portfolio as a practicing entity, strategic partner, and provider of HIT products and services pursuant to existing non-disclosure agreements, which are customary when negotiating these types of significant and complex license agreements.

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

We also sell direct to consumers through paid advertising or other per enquiry marketing relationships. We also sell our products direct to consumers or wholesale through corporations to their employees, or through affinity and membership organizations to their members, the subscriber pays us directly with either on a monthly or annual plan. When sold to corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a minimum monthly fee plus user fees to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually activate there authorized account. During the three months ended March 31, 2014, we received $29,763, and $25,380 from subscriber revenues, respectively, which represents 6.1% and 20.8% of our revenues for such periods, respectively.

We also derive our revenues from the sale of our MMRPro system, which includes a scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and product warranties. Installation and training are provided as part of the sales agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. We allocate the revenue derived from these arrangements among all the deliverables, based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. During the three months ended March 31, 2014, we recognized $7,569, and $32,238 from MMRPro revenues, respectively, which represents 1.6% and 26.4% of our revenues for such periods, respectively.

We also generate revenues from the licensing of our Health IT and biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognize those fees as revenue as payments are received. During the three months ended March 31, 2014, we received $448,162 and $3,000 from license fees revenues, respectively, which represents 92.3% and 2.5% of our revenues for such periods, respectively.

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

Factors Affecting Future Results

Intellectual Property

Since inception, our health IT business has evolved from a development stage company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. Continuing into 2014, we remained focused on maximizing the value of our intellectual property portfolio, particularly our 10 U.S. health IT patents that have been granted to date. A related application has also been allowed in the U.S. and is scheduled to issue on May 13, 2014 as U.S. Patent No. 8,725,537. Our health IT patent portfolio, which we have been building since 2005, currently includes our U.S. patents (with over 250 issued claims), 17 additional pending U.S. patent applications (with over 400 claims), seven foreign patents including two in Australia with others in New Zealand, Singapore, Japan, Mexico and Canada, and 14 other pending patent applications in foreign countries. These patents have the potential effect of enabling us to control a dominant marketplace position in personal healthcare, being well-positioned to benefit from the explosion in health IT globally. The full term of our health IT patents will not expire until September 12, 2025 or after.

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

Health IT Patents

Through our wholly owned subsidiary, MyMedicalRecords, Inc., we currently have 10 U.S. patents with an eleventh scheduled to issue on May 13, 2014 - Nos. 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,301,466 ("Method and System for Providing Online Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,498,883 ("Method for Providing a User with a Service for Accessing and Collecting Prescriptions"); 8,626,532 ("Method for Providing a User with a Web- Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); and scheduled to issue on May 13, 2014, 8,725,537 ("Method and System for Providing Online Records") - as well as additional applications and continuation applications.  These patents cover inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record systems.

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

Our eighth U.S. patent - U.S. Patent No. 8,498,883 - was issued on July 30, 2013 after being allowed on June 6, 2013. Claims in the eighth patent, entitled "Method for Providing a User with a Service for Accessing and Collecting Prescriptions," includes 28 claims which are directed toward providing a user with the ability to access and manage prescriptions online by providing features that include sending prescriptions to a pharmacy, accessing prescriptions from a pharmacy, scheduling prescription refills, sending reminders regarding prescription refills including by text or email, and identifying adverse drug interactions by analyzing prescription medications. We received a Notice of Allowance from the USPTO for our ninth patent on August 8, 2013, entitled "Method for Providing a User with a Web-based Service for Accessing and Collecting Health Records," which was issued on January 7, 2014, U.S. Patent No. 8,626,532. The patent includes 27 claims, a portion of which are directed toward enabling users to access and collect their medical records in a secure and private manner using wireless devices such as smartphones, tablets or telemedicine platforms, amongst other systems, and represented a significant addition to MMR's U.S. patent portfolio. Additionally, our tenth U.S. patent, entitled "Method and System for Providing Online Records," was allowed on December 4, 2013 and subsequently issued on February 4, 2014, U.S. Patent No. 8,645,161, with 30 claims directed toward methods for accessing and collecting health records by providing a user interface that further includes a number of additional features which collect and display prescriptions, help submit prescriptions to pharmacies, collect and display health insurance information, send outgoing faxes, allow users to annotate health records and set up appointment reminders for visits with providers as wells as recurring medication reminders through a calendaring function. Our eleventh U.S. patent, entitled "Method and System for Providing Online Records," was allowed on March 24, 2014, with 28 claims directed towards methods for accessing and collecting legal records, and is scheduled to issue on May 13, 2014 as U.S. Patent No. 8,725,537.

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

After the patent issuances of 2011 through 2013, we believe we hold significant foundational patents under a "Method and System for Providing Online Medical Records," and "Method and System for Providing Online Records" and that the patents are relevant to any provider who transmits Electronic Health Records in that they limit their ability to communicate without infringement. As a result, the process of enforcement and licensing of our patent portfolio through the law firm Liner LLP (aka Liner Grode Stein Yankelevitz Sunshine Regenstreif& Taylor LLP) continues to build in 2014.

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

In April 2013, we received two Notices of Allowance for our anti-CD20 monoclonal antibody assets, which followed the granting of our first such patent in Mexico in August of last year for "Antibodies and Methods for Making and Using Them." As announced on April 15, 2013, we received a Notice of Allowance from the United States Patent and Trademark Office, resulting in U.S. Patent No. 8,465,741 (issued in June 2013), for our first U.S. patent for the anti-CD20 monoclonal antibody IP. Shortly thereafter, on April 22, 2013, we announced that the Australian Patent Office had issued a Notice of Allowance for our anti-CD20 monoclonal antibody assets, Application No. 2007338607 (issued in July 2013), under the same title, "Antibodies and Methods for Making and Using Them." In late 2013, we further received an issued patent in Korea (10-2009-7015196). These additional foreign patents reinforced the value of the U.S. and Mexico antibody patents, and continue to be used to seek expedited allowance in other countries operating under international patent treaties (referred to as the Patent Prosecution Highway). Use of the Patent Prosecution Highway allows both expedited examination and often allowance in various countries, by demonstrating willingness to amend patent claims to the same scope of allowed patent claims granted in another jurisdiction (such as the issued U.S. patent claims in U.S. Patent No. 8,465,741). In countries that do not participate in such treaties (or do not allow the same type of claims as those issued in the U.S.), additional antibody patent applications are being filed or the examining offices are being notified with a request for expedited examination to further enhance the review and issuance of patents in various foreign jurisdictions. These patents for our anti-CD20 monoclonal antibodies have particular utility in fighting cancers and are considered important assets of ours based on benefits and commercial value demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.5 billion in 2013, which is due to go off patent in 2015.

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

Marketing and Sales

Marketing Update

2014 is the year eligible medical providers must offer Personal Health Records to patients to continue receiving full incentives under CMS's EHR Incentive Program. Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the need for health information technology products and services worldwide. The growth of health IT in the U.S. is being driven by hundreds of millions of dollars in health IT spending and consumer awareness campaigns highlighting the importance of managing their health on-line. We are also seeing a drive to reduce healthcare spending through government initiatives and financial incentives. More consumers than ever before recognize the importance of managing our personal health based on the media attention given to the Affordable Care Act aka Obamacare and Healthcare.gov as well as the aging population of baby boomers, rising incidences of chronic illnesses and employer worksite wellness initiatives.

The key government drivers for PHR adoption are the Health Information Technology for Economic and Clinical Health Act (HITECH), which was part of the 2009 American Recovery and Reinvestment Act, and its mandates calling for the Meaningful Use of Electronic Health Records. Starting in August 2012 when the Centers for Medicare and Medicaid Services (CMS) released its final rule for Meaningful Use Stage 2 under HITECH, Personal Health Records came to occupy a dominant position in the healthcare IT landscape because eligible professionals and hospitals were now required to make available to their patients timely online access to their health information.

Beyond HITECH and its specific patient engagement requirements, we believe that the Affordable Care Act (Obamacare) is becoming a factor in driving PHR adoption. Though ACA does not directly crossover into the federal incentive programs for EMR/EHR adoption, it supports health IT by incorporating the electronic transmission and exchange of health information, which is needed to coordinate care in Accountable Care Organizations. Moreover, with 8 million Americans currently enrolled in the health insurance marketplace and with an anticipated influx of over 30 million in total, it is expected that the newly insured need health IT solutions such as those provided by MMR to better manage their health and out-of-pocket costs. This also intersects with employers and worksite wellness programs that are supported by initiatives to incentivize employees to take greater control of their health and healthcare expenditures.

The growth in demand for PHRs is reflected in our strategic relationships with licensees and other partners such as 4Medica, VisiInc PLC, AccessMyRecords, Walgreens, Wholefoods, XN Finacial, Interbit Data, Coverdale, Fairway Physicians Insurance Company, Vida Senior Resources, as well as Cerner Corporation. In the case of Interbit Data the Company also provides our MMRPatientView portal to users of the MEDITECH EMR system. We continue to work with 4medica in integrating our PHR with laboratory reporting services which are used by more than100 institutional customers including more than 30,000 doctors nationwide. We also are working with 4medica to create a "fax portal" for their more than 30,000 doctors to facilitate better handling of the still large number of lab results that are paper-based in their network. That portal, which creates a new revenue stream for us, was made available by 4medica to its client doctors late in 2012. We also have completed our initial implementation with the 4medica Electronic Medical Records system. Now, when consumers enroll in a MyMedicalRecords Personal Health Record account, their data can be sent into 4medica in HL7 format so that a Medical Record Number (MRN) can be established in 4medica.In February 2014, the federal regulatory environment became more favorable to these efforts with the passage of a final rule that amended the Clinical Laboratory Improvement Amendments of 1988. This has opened the door to meaningful licensing and settlement communication with laboratory providers and others. The rule removed the legal barriers which had prevented patients from receiving laboratory results direct from the labs without prior authorization from their doctor in all 50 states plus the District of Columbia. So with 4medica, laboratory information can now be made available directly into MMR accounts, without limitation of which state subscribers reside in, whereas prior to the rule having gone into effect on April 7, only seven states required direct access for the patient.

Having entered into a Non-Exclusive License Agreement with Whole Foods Market, Medical and Wellness Centers Inc. ("WFM") in the second quarter of 2013, MMR is providing a customized version of the MyMedicalRecords Personal Health Record that connects directly to the EMR system(s) utilized by WFM. Users can fill out patient registration and authorization forms from within the PHR and selected data in the forms are sent as HL7 into a 4medica EMR so that patient demographics are fully populated in the EMR. Because we are sending data in standard HL7 and PDF formats, this can also work with any EMR system.

Additionally, we have been expanding our consumer market through strategic partnerships with major national and local pharmacies, nurse advocates and home healthcare specialists, all of whom have significant one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, starting in 2012, we created a retail consumer model through the use of Prepaid Personal Health Record cards which is currently being expanded for marketing through retail outlets such as pharmacies, and we are also expanding our presence into the wellness and prevention market.

The Company is also expanding its product offerings with the launch of MMRPro Plus. MMRProPlus, is one of the most cost-effective ways for healthcare professionals to scan and digitize medical records while providing patients timely online access to their personal health information through MyMedicalRecords. MMRProPlus is also an integrated, end-to-end document scanning and imaging solution that works with virtually any Windows-based or Mac OS scanning system at one-third the cost of the original MMRPro network scanning solution. With more health care professionals adopting Electronic Medical Record systems demand is increasing for cost-effective scanning and document management solution. Specialty practices including ambulatory surgery centers, home health care professionals, chronic care disease managers and in particular concierge medical professionals are a few of the many areas requiring the ability to store paper based records in EMR systems. MMRPro with our integrated patient portal, MMRPatientView, meets that need. Additionally, as the use of Teleconsulting and Telemedicine becomes more prevalent, MMRPro's patient portal and MyMedicalRecords PHR are solutions that provide a proprietary platform to facilitate collaboration between doctors and other healthcare providers with patients, such as those programs in development with Alcatel- Lucent and ng Connect.

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

Additionally, we are continuing to use online advertising to take advantage of awareness in online health management following the hundreds of millions of dollars in advertising spent on Healthcare.gov. We continue to deploy key word advertising, per enquiry affiliated advertising and marketing programs, smartphone advertising and other online interactive media campaigns where our products and services are offered through marketing partners which include online publishers and other health-related websites whereby we can bring Personal Health Records to customers on a "Per Acquisition" basis. This means MMR only pays them if we receive a paid subscription. This program gives MMR the ability to put its marketing message in front of millions of new viewers, in a targeted manner, without having to pay costs of advertising upfront. The Company is also utilizing social media (YouTube, Facebook, Twitter, Instagram) to build greater awareness for our products and services, to enhance brand loyalty for our MyMedicalRecords PHR, and to connect with a greater number of potential users. ..

Results of Operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Revenues

Revenues for the first quarter of 2014 and 2013 were $485,494 and $122,028, respectively, an increase of $363,466 or 297.9%. The increase for the quarter was primarily due to licensing fees.

Cost of revenue

Cost of revenues for the first quarter of 2014 and 2013 were $98,401 and $26,143, respectively, an increase of $72,258 or 276.4%. The increase for the quarter was primarily due to higher website hosting fees and website maintenance, sales commission and support fees.

Gross profit for the first quarter of 2014 and 2013 were $387,093 and $95,885 respectively, an increase of $291,208 or 303.7%. The increase for the quarter was primarily due to the licensing fees.

Operating expenses

Total operating expenses for the first quarter of 2014 and 2013 were $1,923,493 and $1,472,558, respectively, an increase of $450,935 or 30.6%. The increase for the quarter was primarily due to higher legal fees related to the enhancement and protection of our Intellectual Property portfolio and consulting fees.

General and administrative expenses for the first quarter of 2014 and 2013 were $1,429,980 and $889,562, respectively, an increase of $540,418 or 60.8%. The increase was primarily due to higher legal fees related to the enhancement and protection of our Intellectual Property portfolio and consulting fees.

Sales and marketing expenses for the first quarter of 2014 and 2013 were $468,730 and $559,023, respectively, a decrease of $90,293 or 16.2%. The decrease for the quarter was primarily due to lower marketing consulting fees.

Technology development expenses for the first quarter of 2014 and 2013 were $24,783 and $23,973, respectively which remained relatively flat.

Other Income

Other income for the first quarter of 2014 and 2013 was $0 and $0, respectively.

Interest and Other Finance Charges, Net

Interest and other finance charges for the first quarter of 2014 and 2013 were $112,952 and $135,148, respectively which remained relatively flat.

Net loss

As a result of the foregoing, net loss for the first quarter of 2014 and 2013 was $1,649,352 and $1,511,821, respectively, an increase of $137,531 or 9.1%.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10- Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2013 financial statements for the year ended December 31, 2013 related to the uncertainty of our ability to continue as a going concern. As of March 31, 2014, our current liabilities of $10.3 million exceeded our current assets of $0.4 million by $9.9 million.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of March 31, 2014, our current liabilities exceeded our current assets by $9.9 million. We have incurred net losses of $1,649,352 and $1,511,821 for the three months ended March 31, 2014 and 2013, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating our business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn, our existing current assets combined with future anticipated financing activities and proceeds from sales will sustain our business for less than one year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Eighth Amended Note (which had a balance of $1.51 million at March 31, 2014), amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2014 are as follows: $0.97 million, which is included in the line of credit, related party; and $0.54 million for other obligations due to The RHL Group, which is included in related party payables.

Traditionally, we have relied on the sale of stock and convertible debt as well as draws from the RHL Group line of credit to finance our activities. As of March 31, 2014, we had a line of credit with The RHL Group in the amount of $4.5 million. As of March 31, 2014, availability under this line of credit was $1.72 million. Furthermore, we may utilize portions of our standby equity facility with Granite as needed. Additionally, we raised $0 and $493,750 in convertible debt during 2014 and 2013, respectively. We expect to continue offering a limited amount of convertible debt in 2014. We also expect sales from MMRPro, our prepaid Personal Health Record cards, and fees from patent licensing agreements to generate revenue and reduce annual cash burn from operations.

Cash Flows for the three months ended March 31, 2014 compared to three months ended March 31, 2013

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $452,600 and $777,543, respectively. In 2014, we had a net loss of $1,649,352, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, and stock compensation expense) of $718,533, less changes in operating assets and liabilities of $478,219. In 2013, cash used in operating activities included net loss of $1,511,821, less similar non-cash adjustments of $342,731, less changes in operating assets and liabilities of $382,977. Compared to 2013, non-cash adjustments in 2014 were higher primarily due to an increase in common stock issued for services expense and amortization of loan discount and patent amortization.

Net cash used in investing activities in the three months ended March 31, 2014 and 2012 totaled $108,000 and $146,394, respectively. Compared to 2013, investing activities in 2014 were lower mainly due to a decrease in costs of patents.

Net cash provided by financing activities in the three months ended March 31, 2014 and 2013 totaled $654,226 and $958,248, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes, common shares and net proceeds from draw downs on our line of credit from The RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our Chairman and Chief Executive Officer. Compared to 2013, financing activities in 2014 were lower primarily due to a decrease in convertible notes and line of credit activities.

As of March 31, 2014, we had cash and cash equivalents of $103,985, compared to $70,966 as of March 31, 2013.

Description of Indebtedness

The RHL Group

For a description of our indebtedness to The RHL Group, please See Note 3 - Related Party Note Payable, included above in this Quarterly Report on Form 10-Q.

The RHL Group Note payable had a balance of $1.51 million at March 31, 2014. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2014 are as follows: $0.97 million, which is included in the line of credit, related party; and $0.54 million related to other obligations due to The RHL Group which are included in related party payables.

Total interest expense on this note for the three months ended March 31, 2014 and 2013 amounted to $35,112 and $36,551 respectively. The unpaid interest balances as of March 31, 2014 and December 31, 2013 were $18,493 and $24,049, respectively.

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

Our entry into the Cooperation Agreement described above constitutes the creation of a direct financial obligation as described above. As of March 31, 2014, we have not incurred obligations to fund the joint venture nor has there been any activity to date.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2014.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the three months ended March 31, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 5 - Commitments and Contingencies under the "Litigation Matters" section of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 10-K, filed with the SEC on March 31, 2014, involving sales of our securities that were not registered under the Securities Act. Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On April 8, 2014, we granted and unrelated third-party a warrant to acquire 250,000 shares of common stock in consideration for services. The warrant vests equally over three years, has an exercise price of $0.06 per share, and an expiration date of April 8, 2019.

On various dates between April 25, 2014 and May 2, 2014, we entered into five different Stock Sales Agreements with five different unrelated third-parties to sell 4,341,516 shares of our common stock for a total of $121,780.

On April 30, 2014, we granted and unrelated third-party a warrant to acquire 250,000 shares of common stock in consideration for services. The warrant vests equally over three years, has an exercise price of $0.06 per share, and an expiration date of April 30, 2019.

On May 1, 2014, we granted one unrelated third-party 500,000 shares of common stock at $0.05 per share in consideration for services of $25,000.

We generally used the proceeds of the foregoing sales of securities for repayment of indebtedness, working capital and other general corporate purposes.

Item 6. Exhibits
Exhibit Number	Exhibit Description

10.1	*+ Settlement Agreement dated February 28, 2014 by and between MyMedicalRecrods, Inc. and Walgreen Co.

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
+	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	* *+ Settlement Agreement dated February 28, 2014 by and between MyMedicalRecrods, Inc. and Walgreen Co.

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
+	The Company has requested confidential treatment with respect to portions of this exhibit.