Form 10-Q/A
period 2014-03-31
MMRGlobal, Inc.
filed 2014-08-07
CIK 1285701

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

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to MMRGlobal, Inc.'s quarterly report on Form 10-Q for the period ended March 31, 2014, as originally filed with the Securities and Exchange Commission on May 15, 2014 ("the Form 10-Q"), is to furnish a corrected copy of Exhibit 10.1 to the Form 10-Q, reflecting changes to the confidential treatment request by MMRGlobal of certain items contained therein.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1

*+ Settlement Agreement dated February 28, 2014 by and between MyMedicalRecrods, Inc. and Walgreen Co. 12 pages of Exhibit A to the Settlement Agreement have been redacted, in addition to other information for which confidential treatment has been requested and is noted.

31.1	** Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	** Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	** Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	** Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	** XBRL Instance Document

101.SCH	** XBRL Taxonomy Extension Schema Document

101.CAL	** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	** XBRL Taxonomy Extension Label Linkbase Document

101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
**	Previously filed on May 15, 2014, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
+	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2014

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

*+ Settlement Agreement dated February 28, 2014 by and between MyMedicalRecrods, Inc. and Walgreen Co. 12 pages of Exhibit A to the Settlement Agreement have been redacted, in addition to other information for which confidential treatment has been requested and is noted.

31.1	** Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	** Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	** Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	** Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	** XBRL Instance Document

101.SCH	** XBRL Taxonomy Extension Schema Document

101.CAL	** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	** XBRL Taxonomy Extension Label Linkbase Document

101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
**	Previously filed on May 15, 2014, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
+	The Company has requested confidential treatment with respect to portions of this exhibit.