Form 10-Q
period 2014-06-30
MMRGlobal, Inc.
filed 2014-08-14
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 10, 2014, the issuer had 748,166,948 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements - Unaudited

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	June 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$168,262	$10,359
Accounts receivable, less allowances of $345,692 in 2014 and 2013.	97,898	146,298
Inventory	65,238	65,238
Prepaid expenses and other current assets	149,198	154,637
Total current assets	480,596	376,532

Long-term investments
Investment in equity securities, cost method	87,500	87,500
Total long-term investments	87,500	87,500

Property and equipment, net	31,408	38,393
Intangible assets, net	1,713,550	1,670,033
Total assets	$2,313,054	$2,172,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$950,074	$979,545
Related party payables	1,391,434	1,147,697
Compensation payable	543,547	402,079
Severance liability	620,613	620,613
Accounts payable and accrued expenses	5,619,421	5,264,527
Deferred revenue	59,741	61,211
Convertible notes payable	1,008,201	981,215
Notes payable, current portion	467,086	375,343
Notes payable, related party	196,921	196,921
Capital leases payable, current portion	10,911	13,336
Total current liabilities	10,867,949	10,042,487

Capital leases payable, less current portion	3,522	3,522
Total liabilities	10,871,471	10,046,009

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 743,195,098 and 684,367,465 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	742,988	684,536
Additional paid-in capital	55,552,154	53,215,960
Accumulated deficit	(64,853,559)	(61,774,047)
Total stockholders' deficit	(8,558,417)	(7,873,551)
Total liabilities and stockholders' deficit	$2,313,054	$2,172,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues
Subscriber	$28,955	$91,490	$58,718	$116,870
MMRPro	4,499	205,359	12,068	237,597
License fees	14,376	3,700	462,538	6,700
Other income	7,500	-	7,500	61,410
Total revenues	55,330	300,549	540,824	422,577
Cost of revenues	43,041	78,111	141,442	104,254
Gross profit	12,289	222,438	399,382	318,323
General and administrative expenses	913,241	1,004,094	2,343,221	1,893,656
Sales and marketing expenses	357,660	349,720	826,390	908,743
Technology development	25,853	9,269	50,636	33,242
Loss from operations	(1,284,465)	(1,140,645)	(2,820,865)	(2,517,318)
Othe income	-	10,234	-	10,234
Interest and other finance charges, net	(145,695)	(16,541)	(258,647)	(151,689)
Net loss	$(1,430,160)	$(1,146,952)	$(3,079,512)	$(2,658,773)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	732,728,964	601,645,634	719,610,866	573,399,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Six Months Ended June 30,
		2014	2013

Operating activities:
Net loss		$(3,079,512)	$(2,658,773)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		151,891	116,139
Deferred rent		48,107	-
Warrants issued for services		63,035	91,555
Stock-based compensation		510,295	151,058
Common stock issued for services		272,847	376,280
Accrued related party payables		-	-
Amortization of loan discount		141,106	67,282
Subtotal - Non-cash adjustments		1,187,281	802,314
Effect of changes in:
Accounts receivable		48,400	(403,302)
Inventory		-	2,865
Prepaid expenses and other current assets		5,439	(74,370)
Accounts payable and accrued expenses		443,660	494,661
Related party payables		305,527	(5,333)
Compensation payable		141,468	160,257
Deferred revenue	`	(1,470)	59,177
Subtotal - net change in operating assets & liabilities		943,024	233,955
Net cash used in operating activities		(949,207)	(1,622,504)

Investing activities:
Filing of patents		(134,796)	(269,248)
Costs of continuing MMRPro and website development		(53,627)	(60,250)
Net cash used in investing activities		(188,423)	(329,498)

Financing activities:
Net proceeds from convertible notes		200,000	1,389,870
Proceeds from shares issued for financing activities		1,062,219	680,085
Net proceeds from warrant exercises		42,000	70,000
Proceeds from note payable		85,000	40,000
Payments of note payable		-	(90,000)
Payments of line of credit		(91,261)	(154,281)
Payments of capital lease		(2,425)	(9,697)
Net cash provided by financing activities		1,295,533	1,925,977
Net increase in cash		157,903	(26,025)
Cash, beginning of period		10,359	36,655
Cash, end of period		$168,262	$10,630

Supplemental disclosures of cash flow information:
Cash paid for interest		$40,669	$28,860
Cash paid for income taxes		$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock		$190,000	$1,389,869
Receipt of investment in equity securities			350,000
Cancellation of investment in equity securities		$-	$56,000
Acquisition of assets through capital lease		$-	$33,829
Shares issued for reduction of payables		$130,130	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

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

Through our wholly-owned operating subsidiary MMR Inc., the Company's primary business is to license and provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, serving consumers, healthcare professionals, retailers, employers, insurance companies, financial institutions, and professional organizations and affinity groups. Our PHR, marketed both directly via our website at www.mymedicalrecords.com and through private- label services, enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using an Internet-connected device.

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

Our professional offering, MMRPro, is an end-to-end electronic document management and imaging system designed to give physicians' offices, community hospitals and surgery centers, and other organizations an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in a timely manner through an integrated patient portal, MMRPatientView. The MMR Stimulus Program is offered with the MMRPro product offerings to help healthcare professionals recoup some or all of the cost of digital conversion of patient charts when they upgrade patients from the free MMRPatientView portal to a full-featured MyMedicalRecords PHR. In addition, in January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti-CD20 antibodies and data and samples from the FavId™/Specifid™ vaccine clinical trials for the treatment of B-cell Non-Hodgkin's lymphoma.

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

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended June 30, 2014 are not indicative of the results that may be expected for the fiscal year ending December 31, 2014. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Going Concern and Management's Plan

As of June 30, 2014, our current liabilities exceeded our current assets by $10.4 million. Furthermore, during the six months ended June 30, 2014, we incurred losses of $3.08 million, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report on Form 10-Q.

At June 30, 2014 and December 31, 2013, we had $168,262 and $10,359, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold convertible debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Ninth Amended and Restated Note effective April 29, 2014 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1.47 million at June 30, 2014 and a total Unpaid Balance (as defined in the Line of Credit) of $2.79 million, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Ninth Amended and Restated Note and the First Amended Security Agreement dated June 26, 2012 (the "Security Agreement"). As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2014 are as follows: $0.95 million, which is included in the line of credit, related party; and $0.52 million related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding our going concern is to continue utilizing the Line of Credit. At June 30, 2014, there was approximately $1.71 million available under the Line of Credit. Furthermore, we plan to utilize portions of our standby equity facility with Granite State Capital LLC ("Granite") as needed. Finally, we plan to sell additional convertible debt and equity securities, settle our existing liabilities through the issuance of equity securities, explore other debt financing arrangements, increase our existing subscriber and affiliate customer base, sell our products and services, and collect licensing fees from parties utilizing our intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products of increase licensing fees from the use of our intellectual property, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $168,262 and $10,359 as of June 30, 2014 and December 31, 2013, respectively.

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

(f) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2014 and December 31, 2013, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the six months ended June 30, 2014 and 2013.

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

We license the rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to the sale of certain PHR products. Licensees typically pay a license fee in one or more installments and ongoing royalties based on their sales of products incorporating or using the Company's licensed intellectual property. License fees are recognized over the estimated period of benefit to the licensee, typically five to fifteen years. The Company earns royalties on such licensed products sold by its licensees at the time that the licensees' sales occur. The Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

We grant exclusive and non-exclusive licenses for the sale and marketing of our services in international territories in consideration of license fees and ongoing royalties. The royalty fee is usually a percentage of revenue earned by the licensee and there are usually certain minimum guarantees. We defer the recognition of license fee revenues received in advance from international licensees for the grant of the license and recognize them over the period covered by the agreement. We defer the recognition of minimum guaranteed royalty payments received in advance and recognize them over the period to which the royalty relates. We include all such revenues under "License Fees." In those cases where a license agreement contains multiple deliverables, we account for the agreement in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the six months ended June 30, 2014 and 2013 using the following assumptions.

	June 30, 2014	June 30, 2013

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	144.64% - 171.22%	123.47% - 124.21%
Risk free interest rate	0.10 - 1.64%	0.35% - 0.46%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the three and six months ended June 30, 2014 and 2013 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 117,235,878 shares for the three and six months ended June 30, 2014, and 104,581,442 shares for the three and six months ended June 30, 2013, respectively.

(k) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2017, with no early adoption permitted. The standard permits the use of either the retrospective or cumulative effect transition method. At this time we have not selected a transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

On April 29, 2014, we and The RHL Group entered into a Ninth Amended and Restated Promissory Note (the "Amended Note"), effective as of April 29, 2014. The Amended Note amends and restates that certain Eighth Amended Note entered into between the foregoing parties, effective April, 29, 2014 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) extending the maturity date to April 29, 2015. In connection with the Ninth Amended Note, we issued The RHL Group warrants to purchase 2,781,561 shares of our common stock at $0.035 per share on July 10, 2014. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

Historically, the predecessor notes have, over time, increased the maximum amount of credit available under the Credit Facility from $100,000 to $1,000,000 to $3,000,000 to $4,500,000. The maximum amount of the Amended Note is $4,500,000. The Amended Note continues to bear interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the Existing Note) by a Security Agreement, which has been in effect since July 31, 2007, as renewed and amended to date (the "Security Agreement").

The Ninth Amended Note had a balance of $1.47 million at June 30, 2014. The components of the Ninth Amended Note and the related balance sheet presentation as of June 30, 2014 are as follows: $0.95 million, which is included in the line of credit, related party; and $0.52 million for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the three months ended June 30, 2014 and 2013 amounted to $26,678 and $32,499, respectively. Total interest expense on the Line of Credit for the six months ended June 30, 2014 and 2013 amounted to $61,765 and $69,000, respectively. The unpaid interest balances as of June 30, 2014 and December 31, 2013 were $5,979 and $24,049, respectively.

In conjunction with the Ninth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 30, 2014. Since we did not meet these covenants as of June 30, 2014, we received a waiver from The RHL Group until August 30, 2014.

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

Pursuant to ASC 740, Income Taxes, we performed an analysis of previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2014.

MMR Inc., in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMRGlobal has based this on an expectation that the combined entity will generate net operating losses in 2014, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and six months ended June 30, 2014.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $12,375. Rent expense is recorded under the straight-line method over the life of the lease. Total rent expense for the three months ended June 30, 2014 and 2013 were $82,481 and $21,271, respectively. Total rent expense for the six months ended June 30, 2014 and 2013 was $115,482 and $51,774, respectively.

Future minimum lease payments as of June 30, 2014, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2014 (Remainder of)	$79,750	$10,911
2015	170,500	3,522
2016	187,550	-
2017	206,305	-
2018 and there after	146,410	-
	790,515	14,433
Less current portion		(10,911)

Total minimum lease payments	$790,515	$3,522

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under that Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MyMedicalRecords, Inc. an initial payment of $5 million payable on December 23, 2011, and additional payments of $5 million per year for five consecutive years. After unsuccessful attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and seeks damages in an amount of $30 million. On February 13, 2014, SCM filed an answer to the complaint and a cross-complaint alleging claims for breach of that contract, among other things. On July 10, 2014, the court granted SCM's motion for summary adjudication on the claim for breach of contract in the complaint and its counterclaim for declaratory relief, which is the subject of an appeal, and sustained in its entirety a demurrer filed by a separate party to the first amended cross-complaint. On July 30, 2014, SCM filed its second amended cross-complaint, alleging substantially the same claims. MyMedicalRecords, Inc. will continue to pursue its claim and defenses, but the Company cannot predict the chances of either a favorable or unfavorable outcome, nor does the Company have sufficient information regarding its ability to collect any judgment MyMedicalRecords, Inc. may obtain.

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

MMR has received a letter from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. He filed a charge with the U.S. Equal Employment Opportunity Commission, but that body has declined to take action. In turn, he filed a claim with the California Department of Fair Employment and Housing ("DFEH").  The DFEH had declined to bring a citation, but it has issued a "right to sue" notice.  Mr. Singhal filed suit in the Los Angeles County Superior Court in 2013. MMR answered the complaint denying liability and damages. Discovery is underway. The Superior Court has requested that the parties engage in mediation. On June 19, 2014, the matter was mediated before a private mediator.  No settlement was reached, however, the mediator agreed to retain jurisdiction of the mediation and has continued efforts to resolve the dispute.  MMR is hopeful that the parties will reach a settlement in by the end of August. No trial date has been set.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. As of June 30, 2014, and December 31, 2013, there were no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2014, we are authorized to issue 1,250,000,000 shares of common stock.

On May 24, 2012, we filed a registration statement on Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares offered sale under the registration statement, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents related to the registration statement. Subject to the terms and conditions of the agreement with Granite, we have the right to put up to $15 million in shares of our common stock to Granite. As of June 30, 2014, the amount available under the equity line facility was $13.2 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of June 30, 2014, the total shares of our common stock issued and outstanding amounted to 743,195,098.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

Our 2001 Equity Incentive Plan (the "2001 Plan") expired on June 5, 2011 and no options were issued under the 2001 Plan since that date. As of June 30, 2014, 17,734,557 shares remain issued under the 2001 Plan.

On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the 2001 Plan under the same general terms as the 2001 Plan. On June 20, 2012, our stockholders voted and approved the 2011 Equity Incentive Plan (the " 2011 Plan") at our 2012 Annual Stockholder Meeting. As of June 30, 2014, 22.66 million shares remain issued under the 2011 Plan, and 39.34 million shares of our common stock are reserved for future issuance under our 2011 Plan, which includes an automatic 5 million share annual increase pursuant to the terms of the 2011 Plan and a 20 million share increase authorized during our 2013 Annual Stockholder's Meeting.

A summary of option activity for the six months ended June 30, 2014 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2013	39,891,722	$0.10	5.08	$-
Granted	500,000	$0.06	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at June 30, 2014 (Unaudited)	40,391,722	$0.10	4.60	$-

Vested and expected to vest
at June 30, 2014 (Unaudited)	40,391,722	$0.10	4.60	$-

Exercisable at June 30, 2014 (Unaudited)	39,191,722	$0.10	4.51	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

On May 20, 2014 we granted one employee options to purchase 500,000 shares of our common stock at an exercise price of $0.06 per share as an incentive. The options vest on the one year anniversary and expire five years after the date of issuance.

Total stock option expenses recorded during the three months ended June 30, 2014 and 2013 were $257,960 and $44,671, respectively.

Total stock option expenses recorded during the six months ended June 30, 2014 and 2013 were $327,920 and $108,203, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.05 - 0.09	14,650,000	7.15	$0.07	13,450,000	7.12	$0.07
	$0.10 - 0.15	23,111,461	2.99	$0.11	23,111,461	2.99	$0.11
$	> 0.15	2,630,261	4.47	$0.19	2,630,261	4.47	$0.19
		40,391,722			39,191,722

Warrants

On March 4, 2014, we granted an unrelated third party a warrant to purchase 500,000 shares of our common stock in consideration for services. This warrant vests immediately and has an exercise price of $0.06 per share, and an expiration date of February 28, 2015.

On March 4, 2014, we granted an unrelated third party a warrant to purchase 500,000 shares of our common stock. This warrant vests upon three successful hospital sign ups of MMR Patient View Portal and has an exercise price of $0.10 per share, and an expiration date of February 28, 2015.

On March 4, 2014, we granted an unrelated third party a warrant to purchase 250,000 shares of our common stock in consideration for services. This warrant vests in six months and has an exercise price of $0.06 per share, and an expiration date of March 4, 2016.

On March 27, 2014, we granted an unrelated third party a warrant to purchase 250,000 shares of our common stock in consideration for services. This warrant vests in one year and has an exercise price of $0.06 per share, and an expiration date of March 27, 2019.

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

On May 29, 2014, we granted an unrelated third party a warrant to purchase 500,000 shares of our common stock as part of a warrant exchange program. This warrant vests immediately and has an exercise price of $0.024 per share, and an expiration date of May 29, 2015.

On May 29, 2014, we granted an unrelated third party a warrant to purchase 500,000 shares of our common stock in consideration for services. This warrant vests in one year and has an exercise price of $0.06 per share, and an expiration date of May 29, 2015.

A summary of the activity of our warrants for the six months ended June 30, 2014 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2013	88,571,841	$0.07
Granted	3,000,000	$0.07
Exercised	(1,500,000)	$0.03
Cancelled	(15,474,992)	$0.11
Outstanding at June 30, 2014 (Unaudited)	74,596,849	$0.07

Exercisable at June 30, 2014 (Unaudited)	65,484,349	$0.06

Total warrant expenses recorded during the three months ended June 30, 2014 and 2013 were $24,314 and $117,933, respectively.

Total warrant expenses recorded during the six months ended June 30, 2014 and 2013 were $63,035 and $142,578, respectively.

The following summarizes the total warrants outstanding and exercisable as of June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.03 - $0.25	74,596,849	1.91	$0.07	65,484,349	1.94	$0.06

	74,596,849			65,484,349

The inputs used for the Black-Scholes option and warrant valuation model were as follows:

	June 30, 2014	June 30, 2013

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	144.64% - 171.22%	123.47% - 124.21%
Risk free interest rate	0.10 - 1.64%	0.35% - 0.46%
Expected dividends	None	None
Forfeiture rate	0%	0%

Shares Issued for Services or Reduction to Liabilities

During the six months ended June 30, 2014, we issued 11,207,020 shares of common stock with a value of $402,977 to various third parties and charged the proceeds to the appropriate accounts for the following reasons:

	Six Months Ended June 30, 2014

Purpose	Shares	Value

Reduction of payables	3,111,470	$130,130
Services provided	8,095,550	272,847
Totals	11,207,020	$402,977

The 11,207,020 issued shares were not contractually restricted. However, as these shares have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

Stock Bonus Agreements

From time to time, we issue shares of our common stock as a bonus for services rendered. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement.

On each grant date, we valued the stock bonus based on the share price and the expenses were amortized using the straight line method. Total stock bonus expenses recorded during the three months ended June 30, 2014 were $63,000 and $33,929, respectively. Total stock bonus expenses recorded during the six months ended June 30, 2014 were $182,375 and $33,929, respectively, and are reflected in operating expenses in the accompanying consolidated statements of operations.

As of June 30, 2014, 7,000,000 shares of restricted stock previously issued remained unvested, and unrecognized compensation cost with respect to these instruments amounted to $126,000, which will be recognized in earnings during 2014.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	June 30,	December 31,
	2014	2013

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short term loan due to a third-party with no stated interest	141,743	50,000

	476,086	375,343
Less: current portion	(476,086)	(375,343)

Notes payable, less current portion	$-	$-

Short term loan due to a related-party, payable in full on January 2, 2014 with 12% interest	$196,921	$196,921

Notes payable related party, current portion	196,921	196,921

Less: current portion	(196,921)	(196,921)
Notes payable related party, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of June 30, 2014, a total of $1,128,858 in convertible notes remained outstanding. The note holders have chosen not to convert their note balances into shares of our common stock as of June 30, 2014.

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

During the first quarter of 2014, we did not enter into any Convertible Promissory Notes.

During the second quarter of 2014, we entered into one Convertible Promissory Note with one unrelated third-party for a principal amount of $200,000. This note has the option to be converted into a total of 6,779,661shares of our common stock. As of June 30, 3014, this note has not been converted.

For the three and six months ended June 30, 2014, we recognized the intrinsic value of the embedded beneficial conversion feature of $124,120 and $124,120, respectively, as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible notes.

The related discount for the beneficial conversion outstanding was $119,406 and $0 as of June 30, 2014 and 2013, respectively.

Shares issuable upon conversion for convertible notes payable was 84,395,206 and 71,015,545 as of June 30, 2014 and 2013, respectively.

The total interest expense attributed to the Notes and related warrants for the three months ended June 30, 2014 and 2013 was $16,341 and $10,706, respectively.

The total interest expense attributed to the Notes and related warrants for the six months ended June, 2014 and 2013 was $86,106 and $95,507, respectively.

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

As of June 30, 2014, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non- executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax.

During the period from January 27, 2009 through June 30, 2009, we entered into a series of settlement agreements with certain vendors of Favrille pursuant to the Creditor Plan, pursuant to which we settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355.

NOTE 11 - RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 13.1% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Ninth Amended Note and all predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $12,500 during the three months ended June 30 2014 and 2013 and $25,000 during the six months ended June 30, 2014 and 2013, toward marketing consulting services from Bernard Stolar, a director. We included $146,258 and $109,756 in related party payables as of June 30, 2014 and December 31, 2013, respectively, in connection with these services and board fees.

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

For the three months ended June 30, 2014 and 2013, the total expenses relating to this stockholder amounted to $30,000. For the six months ended June 30, 2014 and 2013, the total expenses relating to this stockholder amounted to $60,000. As of June 30, 2014 and December 31, 2013, the total amounts due to the stockholder and included in related party payables amounted to $406,800 and $396,800, respectively.

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

We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for the three months ended June 30, 2014 and 2013 was $12,500. Amortization expense for the six months ended June 30, 2014 and 2013 was $25,000.On July 19, 2011, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 15, 2009 to provide licensor a non-exclusive right to target, market and sell into the Employee Benefits market.

We incurred a total of $0 and $8,216 during the three months ended June 30, 2014 and 2013 and $0 and $15,050 during the six months ended June 30, 2014 and 2013, respectively, toward convertible notes interest to Mr. Loftus.

We included convertible notes interest to Mr. Loftus in related party payables at June 30, 2014 and December 31, 2013 of $64,615 and $64,615, respectively.

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

Source of Revenues

MMR remains focused on its primary Health IT business of selling the MyMedicalRecords PHR and MMRPro document and imaging systems for healthcare professionals. We derive revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents through subscribers on a direct subscription basis or an "access" basis through various types of organizations including direct sales, affinity and membership groups, healthcare organizations and retailers, and in both cases, we record these revenues under "Subscriber" in our income statement. We also sell direct to consumers through paid advertising or other per enquiry marketing relationships. When sold to corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a minimum monthly fee plus user fees to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually activate there authorized account. During the three and six months ended June 30, 2014, we received $28,955, and $58,718 from subscriber revenues, respectively, which represents 52.4% and 10.9% of our revenues for such periods, respectively.

In addition, MMR has numerous patents issued, pending or applied for pertaining to provisioning of online medical and Personal Health Records in 12 countries of commercial interest including the U.S. Accordingly, as of this point in time, the Company has filed five significant patent infringement complaints against the following defendants: Walgreens, Quest Diagnostic, Jardogs, WebMD and Allscripts in an effort to enforce its global intellectual property rights and protect and expand its brand. The complaint against Walgreens was settled, and while the Company remains optimistic about additional settlements and licensing agreements, it cannot predict the outcome of litigation or any licensing negotiations, and it plans on continuing to enforce its intellectual property rights where appropriate. The Company is also in negotiations with several providers of HIT products and services regarding strategic relationships that also involve licensing its IP without the need for litigation. The Company has already demonstrated its ability to enter into such Patent Agreements with several licensees and strategic relationships including 4Medica, VisiInc PLC, AccessMyRecords, drugstore.com, Walgreens, Whole Foods Market, XN Financial, Interbit Data, Coverdell, Fairway Physicians Insurance Company, Vida Senior Resources, Cerner Corporation, Salutopia, and Claydata.

Notwithstanding those infringement matters where complaints have been filed, the Company continues to focus on settlement of infringement matters wherever possible. Such settlements may include the purchasing and reselling of the Company's products and services in addition to the licensing of intellectual property domestically, internationally or exclusively in selected vertical markets in consideration of significant license fees. As a result of some of these settlements, the Company believes it will generate meaningful revenue from licensing in addition to revenues from retail sales and direct-to-consumer business.

We also derive our revenues from the sale of our MMRPro system, which includes an optional scanner, various licenses to use third party software, a license to use MMR's proprietary MMRPro application software, dedicated telephone lines, secure online storage and product warranties. Installation and training are provided as part of the sales agreement. Software licenses, telephone lines, online secure storage and warranties are provided over the three year term of the agreement. Our customers pay these contracts in advance and are not refundable. The Company's latest offering, MMRPro Plus, does not require the use of a scanner.

MMRPro Plus, is one of the most cost-effective ways for healthcare professionals to scan and digitize medical records while providing patients timely online access to their personal health information through MyMedicalRecords. MMRPro Plus is also an integrated, end-to-end document scanning and imaging solution that works with virtually any Windows-based or Mac OS scanning system at one-third the cost of the original MMRPro network scanning solution. With more health care professionals adopting Electronic Medical Record systems demand is increasing for cost-effective scanning and document management solution. Specialty practices including ambulatory surgery centers, home health care professionals, chronic care disease managers and in particular concierge medical professionals are a few of the many areas requiring the ability to store paper based records in EMR systems. MMRPro with our integrated patient portal, MMRPatientView, meets that need. Additionally, as the use of Teleconsulting and Telemedicine becomes more prevalent, MMRPro's patient portal and MyMedicalRecords PHR are solutions that provide a proprietary platform to facilitate collaboration between doctors and other healthcare providers with patients, such as those programs in development with Alcatel-Lucent and ng Connect. We allocate the revenue derived from MMRPro and MMRPro Plus allocated to all the deliverables based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. During the three and six months ended June 30, 2014, we recognized $4,499, and $12,068 from MMRPro revenues, respectively, which represents 8.1% and 2.2% of our revenues for such periods, respectively.

We also generate revenues from the licensing of our Health IT and biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognize those fees as revenue as payments are received. In addition, the Company is also continuing to work on licensing and otherwise exploiting a portfolio of biotech assets, including its anti-CD20 monoclonal antibodies, data from vaccine trials, tumor samples, and other intellectual property including numerous worldwide patents in various stages. We intend to continue generating revenues from the licensing of our biotech and health IT patents. We will record those fees as revenue when payments are received. During the three and six months ended June 30, 2014, we received $14,376 and $462,538 from license fees revenues, respectively, which represents 1.2% and 85.5% of our revenues for such periods, respectively.

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

Cost of Revenue

Our cost of revenue includes the cost of manufacturing our retail product and related packaging, maintaining our voice and fax mailboxes, long-distance call transport costs, fax and voice call processing costs, credit card transaction processing costs, web hosting and management fees, website maintenance and support costs, costs associated with creating and mailing enrollment packages to our subscribers and the cost of scanners. Cost of revenue also includes customer service costs. We also charge to cost of revenue our direct selling costs, which include commissions paid to sales representatives who sell our wholesale and access based accounts.

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

Factors Affecting Future Results

Intellectual Property

Since inception, our health IT business has evolved from a development stage company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. Throughout the first half of 2014, we remained focused on maximizing the value of our intellectual property portfolio, particularly our 13 U.S. health IT patents that have been granted to date.. Our health IT patent portfolio, which we have been building since 2005, currently includes our U.S. patents (with over 300 issued claims), 17additional pending U.S. patent applications (with over 300 claims), seven foreign patents including two in Australia with others in New Zealand, Singapore, Japan, Mexico and Canada, and 25 other pending patent applications in foreign countries. These patents have the potential effect of enabling us to control a dominant marketplace position in personal healthcare, being well-positioned to benefit from the explosion in health IT globally. The full term of our health IT patents will not expire until September 12, 2025 or after.

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

The Company now has three patent portfolio groups comprising of over 49 issued patents and additional pending applications and continuation applications. The first group is directed at Electronic Medical Records with a primary focus on Personal Health Records; another group centers around the use of PHRs in connection with Clinical Trials, which MMR plans on licensing through existing relationships with Big Pharma and the biotech community. The third group includes MMR's legacy biotech patents from the Company's FavId™ vaccine trials and clinical research related to cancer-fighting anti-CD20 monoclonal antibodies.

Health IT Patents

Through our wholly owned subsidiary, MyMedicalRecords, Inc., we currently have 13 issued U.S. patents. Our eleventh U.S. patent, 8,725,537, entitled "Method and System for Providing Online Records," was issued on May 13, 2014 by the United States Patent and Trademark Office (USPTO). The `537 patent expands MMR's health IT patents with claims directed toward storing, managing and sharing legal records. This patent has the effect of broadening MMR's intellectual property beyond PHRs and other forms of Electronic Medical Records into the legal field, which is particularly relevant to the management of wills and powers of attorney and advanced directives which can be included as part of an individual's Personal Health Record account.

In June, we announced that the USPTO granted Notices of Allowance for two additional patents which were subsequently issued the first week of July. U.S. Patent No. 8,768,725, "Method and System for Providing Online Records," was issued on July 1st and has 15 claims, including claims directed to the sharing of records with a second healthcare provider to better manage and facilitate second opinions. Our 13th patent, U.S. Patent No. 8,775,212, "Electronic Health Records in Clinical Trials," was issued on July 8th and includes 18 claims directed to methods and systems which provide for self-reporting in clinical trials. This is a whole new patent, not a continuation patent, and the Company believes it opens the door to completely new revenue generating opportunities through sales and licensing of MMR's Personal Health Record products and services and other patented intellectual property to Contract Research Organizations and pharmaceutical companies conducting clinical trials. Because clinical trials are extremely time-consuming and expensive, we believe the `212 patent and additional continuation patents coming from this patent will be of significant value to the Company.

Our most recent patents in the second quarter were preceded earlier this year by the issuance of U.S. Patent No. 8,626,532, "Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records," which was our ninth patent issued on January 7, 2014 after being allowed on August 8, 2013. The patent includes 27 claims, a portion of which are directed toward enabling users to access and collect their medical records in a secure and private manner using wireless devices such as smartphones, tablets or telemedicine platforms, amongst other systems, and represented a significant addition to MMR's U.S. patent portfolio. Additionally, our tenth U.S. patent, entitled "Method and System for Providing Online Records," was allowed on December 4, 2013 and subsequently issued on February 4, 2014. U.S. Patent No. 8,645,161, covers 30 claims directed toward methods for accessing and collecting health records by providing a user interface that further includes a number of additional features which collect and display prescriptions, help submit prescriptions to pharmacies, collect and display health insurance information, send outgoing faxes, allow users to annotate health records and set up appointment reminders for visits with providers as wells as recurring medication reminders through a calendaring function.

At the start of 2013, we were issued two U.S. patents with claims totaling 57: U.S. Patent Nos. 8,352,287 and 8,352,288 were issued on January 8, 2013 after being allowed on November 28 and December 3, 2012, respectively. Significantly, claims in the `287 Patent expanded MMR's patent portfolio with additional claims directed toward a Web-based service to access and collect health records from different types of service providers, including, but not limited to, retail pharmacies as well as hospitals, providers and other healthcare professionals providing services over the Internet. The health records, including prescriptions, may be collected from service providers using various types of messaging including email, facsimile, uploads, and voice. The `288 Patent, our seventh, further raised the bar for our PHR intellectual property in that there are additional claims related to collecting insurance information, calendaring, and other features which are already provided by MMR's products and services. Claims in this patent address how healthcare providers send requested patient information to the patient, caretaker, provider or user by various means, including voice, fax, email or other electronic formats connected to a Personal Health Record system, patient portal or other locations on the Web. They also cover how users collect Personal Health Information on the Web or at other destination addresses without the healthcare provider having to enter specific personal identification numbers of the user. The information collected includes but is in not limited to a patient's medical history, chart notes, vaccination records, laboratory and other test results, prescriptions, and X-rays and images, as well as birth certificates and other important documents such as wills and advance directives. . These comprised this sixth and seventh patents issued to MMR respectively.

Our eighth U.S. patent - U.S. Patent No. 8,498,883 - was issued on July 30, 2013 after being allowed on June 6, 2013. Claims in the eighth patent, entitled "Method for Providing a User with a Service for Accessing and Collecting Prescriptions," includes 28 claims which are directed toward providing a user with the ability to access and manage prescriptions online by providing features that include sending prescriptions to a pharmacy, accessing prescriptions from a pharmacy, scheduling prescription refills, sending reminders regarding prescription refills including by text or email, and identifying adverse drug interactions by analyzing prescription medications. We received a Notice of Allowance from the USPTO for our ninth patent on August 8, 2013, entitled "Method for Providing a User with a Web-based Service for Accessing and Collecting Health Records," which was issued on January 7, 2014, U.S. Patent No. 8,626,532. The patent includes 27 claims, a portion of which are directed toward enabling users to access and collect their medical records in a secure and private manner using wireless devices such as smartphones, tablets or telemedicine platforms, amongst other systems, and represented a significant addition to MMR's U.S. patent portfolio. Internationally, we have patents issued, pending and applied for in 11 other countries or regional authorities of commercial interest. Seven of the patents issued are in Australia, New Zealand, Singapore, Mexico, Japan and Canada. Each entitled "Method and System for Providing Online Medical Records," the Japanese Patent (#5191895) with 40 claims was issued on February 8, 2013, and the Canadian Patent (#2,615,128) was issued on September 10, 2013 and has 40 claims including claims corresponding to those in U.S. Patent No. 8,301,466. With the Canadian patent, our health IT intellectual property includes all of North America. MMR also has 14 other pending patent applications in foreign countries or regional authorities further including, Hong Kong, Israel, South Korea, Japan, Mexico, Europe, and China. There are also three pending Patent Cooperation Treaty ("PCT") applications. We also have hundreds of patent claims in pending U.S. applications including 17 U.S. utility patent applications related to health information technology. These include applications directed toward a Mobile Platform for Personal Health Records, a Method and System for Managing Personal Health Records with Telemedicine and Personal Health Monitoring Device Features, Prepaid Card Services related to Personal Health Records, a Universal Patient Record Conversion Tool, Aggregation of Data from Third Party Systems into a Personal Health Record Account, Data Exchange with Personal Health Record Service, Delivery of Electronic Medical Records or Electronic Health Records into a Personal Health Records Management System, a Health Record with Inbound and Outbound Fax Functionality, a Method and System for Providing Online Medical Records with Emergency Password, Identifying Individual Associated with a Personal Health Record with Health Record Destination Address, Method for Providing a User with a Service for Accessing and Collecting Records, Identifying a Personal Health Record Using a Phone Number, and Personal Health Record with Genomics, We believe that many of the pending claims will ultimately be allowed including both health IT and non-health IT/medical applications which are pending in our entire patent portfolio.

With MMR's patent issuances, we believe we hold significant foundational patents under a "Method and System for Providing Online Medical Records," and "Method and System for Providing Online Records" and that the patents are relevant to any provider who transmits Electronic Health Records in that they limit their ability to communicate without infringement. As a result, the process of enforcement and licensing of our patent portfolio through the law firm Liner LLP (aka Liner Grode Stein Yankelevitz Sunshine Regenstreif& Taylor LLP) continues to build in 2014.

The Liner law firm is also representing us in the collection of $30 million dollars under our Settlement and Patent License Agreement with SCM as further described in our Litigation Matters section.

Exploiting MMRGlobal Biotech Assets and Patents

Although our primary business is the web-based storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the 2009 Merger with Favrille, Inc. which currently include five U.S. patents, four U.S. pending patent applications, 24 patents in foreign countries and 18 pending patent applications in foreign countries. Following the acquisition of the initial biotech assets, we have perfected the patent condition of numerous assets, including the revival of Favrille's original U.S. Patent directed to treating B-cell pathologies, along with ongoing additional filings to enhance the international value associated therewith. As a result, we now have biotech patents and patent applications pending in 23 foreign countries of commercial interest that provide competitive advantages for this biotechnology. The foreign countries include major European, Asian, North American, and South American markets, including for example, in the United States, Mexico, Australia, Brazil, Canada, China, Hong Kong, Singapore, Europe (including United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium), India, Japan, and South Korea. The biotech assets include technologies relating to anti-CD20 monoclonal antibodies and B-Cell vaccine patents.

The anti-CD20 monoclonal antibody assets continue to result in issued patents in the U.S. and foreign countries. Notices of Allowance and thereafter patents for our anti-CD20 monoclonal antibody assets have been issued for patents titled "Antibodies and Methods for Making and Using Them." The Mexican patent office was the first to grant a patent for this technology as Application No. MXa/2009/006659. Thereafter, as announced on April 15, 2013, we received a Notice of Allowance from the United States Patent and Trademark Office, resulting in U.S. Patent No. 8,465,741 (issued in June 2013), for our first U.S. patent for the anti-CD20 monoclonal antibody IP. Shortly thereafter, on April 22, 2013, we announced that the Australian Patent Office had issued a Notice of Allowance for our anti-CD20 monoclonal antibody assets, Application No. 2007338607 (issued in July 2013), followed by the issuance of the patent in Korea (10-2009-7015196), both under the same title. These various U.S. and foreign patents reinforce the value of the antibody assets, and continue to be used to seek expedited allowance in other countries operating under international patent treaties (referred to as the Patent Prosecution Highway). Use of the Patent Prosecution Highway allows both expedited examination and often allowance by demonstrating willingness to amend patent claims to the same scope of allowed patent claims granted in another jurisdiction (such as the issued U.S. patent claims in U.S. Patent No. 8,465,741). In countries that do not participate in such treaties (or do not allow the same type of claims as those issued in the U.S.), additional antibody patent applications are being filed or the examining offices are being notified with a request for expedited examination to further enhance the review and issuance of patents. These patents for our anti-CD20 monoclonal antibodies have particular utility in fighting cancers and are considered important assets based on benefits and commercial value demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.5 billion in 2013, which is due to go off patent in 2015.

MMRGlobal's biotech assets also include the B-Cell vaccine patents and patent applications entitled "Method and Composition for Altering a B Cell Mediated Pathology" and "Altering a B Cell Pathology Using Self-Derived Antigens in Conjunction with Specific-Binding Cytoreductive Agent" which relate to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer, including U.S. Patent Nos. 8,637,638; 8,114,404; 8,133,486 and 6,911,204. Most recently in January 2014, the fourth U.S. patent for B-Cell vaccine technology was issued (Patent No. 8 therewith in the U.S. to pursue still further protection for this technology to be used in the fight against lymphoma and potentially other forms of cancer. Issued foreign patents have also been granted for this technology in Europe, Hong Kong, Singapore, Japan and Mexico. Additional manufacturing patent applications are filed as such countries award new patents to further enhance the protection of the manufacturing patents already issued. For example, in 2013 additional patents were filed in the U.S., Mexico and Japan to introduce additional patent claims protecting additional methods and compositions for altering B-cell pathologies using self-derived antigens in conjunction with specific-binding cytoreductive agents. The validation of the European Union Patent No. 01979228.2 in late 2013 for methods of manufacturing the B-cell vaccines provides enforceable patents in countries of commercial interest including: the United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium.

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

Competition

MyMedicalRecords PHR

Although we believe that no other product in the marketplace compares to what we provide in our comprehensive PHR and other offerings, there are other PHR providers in the consumer health information management marketplace today that compete for our services. These include NoMoreClipboard.com, Dossia, WebMD Health Manager, ZweenaHealth, MiVia, and numerous others including patient-portals offered by EMR Vendors, health exchanges, and insurance companies, hospitals and HMOs for their policyholders and patients. Each of our competitors offers varying PHR products and services for online storage and access to medical records at varying price points (at the basic "free" level, with minimal recordkeeping capability that usually includes advertising).

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

Marketing and Sales

Marketing Update

Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the need for health information technology products and services worldwide. The growth of health IT in the U.S. is being driven by billions of dollars in health IT spending and consumer awareness campaigns highlighting the importance of managing their health on-line. We are also seeing a drive to reduce healthcare spending through government initiatives and financial incentives. More consumers than ever before recognize the importance of managing their personal health based on the media attention given to the Affordable Care Act (aka Obamacare) and Healthcare.gov as well as the aging population of baby boomers, rising incidences of chronic illnesses and employer worksite wellness initiatives.

The key government drivers for PHR adoption are the Health Information Technology for Economic and Clinical Health Act (HITECH), which was part of the 2009 American Recovery and Reinvestment Act, and its mandates calling for the Meaningful Use of Electronic Health Records. Starting in August 2012 when the Centers for Medicare and Medicaid Services (CMS) released its final rule for Meaningful Use Stage 2 under HITECH, Personal Health Records came to occupy a dominant position in the healthcare IT landscape. Moreover, the target year was 2014 when eligible healthcare providers had to begin offering at least 50% of their patients timely online access to their personal health information such as through a Personal Health Record or patient portal to continue receiving full incentives under CMS's EHR Incentive Program. Beyond HITECH and its specific patient engagement requirements, we believe that the Affordable Care Act is a factor in driving PHR adoption. Though ACA does not directly crossover into the federal incentive programs for EMR/EHR adoption, it supports health IT by incorporating the electronic transmission and exchange of health information, which is needed to coordinate care in Accountable Care Organizations. Moreover, with an overall anticipated influx of over 30 million Americans becoming insured, it is expected that the newly insured need health IT solutions such as those provided by MMR to better manage their health and out-of-pocket costs. This also intersects with employers, worksite wellness programs and retail health clinics that are supported by initiatives to incentivize employees to take greater control of their health and healthcare expenditures.

The growth in demand for PHRs is reflected in our strategic relationships with licensees and other partners such as 4medica, Claydata, VisiInc PLC, AccessMyRecords, Walgreens, Whole Foods Market, XN Finacial, Interbit Data, Coverdale, Fairway Physicians Insurance Company, Salutopia Vida Senior Resources, as well as Cerner Corporation. In the case of Interbit Data the Company also provides our MMRPatientView portal to users of the MEDITECH EMR system. We continue to work with 4medica in integrating our PHR with laboratory reporting services which are used by more than100 institutional customers including more than 30,000 doctors nationwide. We also are working with 4medica to create a "fax portal" for their more than 30,000 doctors to facilitate better handling of the still large number of lab results that are paper-based in their network. That portal, which creates a new revenue stream for us, was made available by 4medica to its client doctors late in 2012. We also have completed our initial implementation with the 4medica Electronic Medical Records system. Now, when consumers enroll in a MyMedicalRecords Personal Health Record account, their data can be sent into 4medica in HL7 format so that a Medical Record Number (MRN) can be established in 4medica.In February 2014, the federal regulatory environment became more favorable to these efforts with the passage of a final rule that amended the Clinical Laboratory Improvement Amendments of 1988. This has opened the door to meaningful licensing and settlement communication with laboratory providers and others. The rule removed the legal barriers which had prevented patients from receiving laboratory results direct from the labs without prior authorization from their doctor in all 50 states plus the District of Columbia. So with 4medica, laboratory information can now be made available directly into MMR accounts, without limitation of which state subscribers reside in, whereas prior to the rule having gone into effect on April 7, only seven states required direct access for the patient.

Having entered into the second term of a Non-Exclusive License Agreement with Whole Foods Market, Medical and Wellness Centers Inc. ("WFM") in the second quarter of 2013, MMR is providing a customized version of the MyMedicalRecords Personal Health Record that connects directly to the EMR system(s) utilized by WFM. Users can fill out patient registration and authorization forms from within the PHR and selected data in the forms are sent as HL7 into a 4medica EMR so that patient demographics are fully populated in the EMR. Because we are sending data in standard HL7 and PDF formats, this can also work with any EMR system.

Additionally, we plan on continuing to expand our consumer market through strategic partnerships with major national and local pharmacies, nurse advocates and home healthcare specialists, all of whom have significant one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, starting in 2012, we created a retail consumer model through the use of Prepaid Personal Health Record cards which is currently evolving into a Personal Health Record kit being sold through retail outlets including pharmacies. We are also expanding our presence into the wellness and prevention market.

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

Additionally, we are continuing to use online advertising to take advantage of awareness in online health management following the hundreds of millions of dollars in advertising spent on Healthcare.gov. We continue to deploy key word advertising, per enquiry affiliated advertising and marketing programs, smartphone advertising and other online interactive media campaigns where our products and services are offered through marketing partners which include online publishers and other health-related websites whereby we can bring Personal Health Records to customers on a "Per Acquisition" basis. This means MMR only pays them if we receive a paid subscription. This program gives MMR the ability to put its marketing message in front of millions of new viewers, in a targeted manner, without having to pay costs of advertising upfront. The Company is also utilizing social media (YouTube, Facebook, Twitter, Instagram) to build greater awareness for our products and services, to enhance brand loyalty for our MyMedicalRecords PHR, and to connect with a greater number of potential users. .

Results of Operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013

Revenues

Revenues for the three months ended June 30, 2014 and 2013 were $55,330 and $300,549, respectively, a decrease of $245,219 or 94.5%. The decrease for the quarter was primarily due to the Company's focus on patent licensing and a delay in the launch of its Personal Health Record kit to a major pharmacy chain, which shipped in July. The Company also showed a decrease in MMRPro sales due to the changeover to MMRProPlus and lags related to the introduction of the product into a large wholesale/retail channel that incorporates several reseller networks that have to be trained. Revenues for the six months ended June 30, 2014 and 2013 were $540,824 and $422,577, respectively, an increase of $118,247 or 28.0%. The increase for the six months ended June 30, 2014 was primarily due increased licensing fees.

Cost of revenue

Cost of revenues for the three months ended June 30, 2014 and 2013 were $43,041 and $78,111, respectively, a decrease of $35,070 or 44.9%. The decrease for the quarter was primarily due to the re-negotiation of lower website hosting fees. Cost of revenues for the six months ended June 30, 2014 and 2013 were $141,442 and $104,254, respectively, an increase of $37,188 or 35.7%. The increase for the six months ended June 30, 2014 was primarily due to higher website development maintenance and support fees.

Gross profit for the three months ended June 30, 2014 and 2013 were $12,289 and $222,438, respectively, a decrease of $210,149 or 94.5%. The decrease for the quarter was primarily due to decreased revenues in the second quarter of 2014 compared to the same period in 2013. Gross profit for the six months ended June 30, 2014 and 2013 were $399,382 and $318,323, respectively, an increase of $81,059 or 25.5%. The increase for the six months ended June 30, 2014 was primarily due to increased licensing fees.

Operating expenses

Total operating expenses for the three months ended June 30, 2014 and 2013 were $1,296,754 and $1,363,083, respectively, a decrease of $66,329 or 4.9%. The decrease for the quarter was primarily due to a reduction in investor relations expenses, salaries, and sales, marketing and consulting fees as the Company works towards streamlining expenses. Total operating expenses for the six months ended June 30, 2014 and 2013 were $3,220,247 and $2,835,641, respectively, an increase of $384,606 or 13.6%. The increase for the six months ended June 30, 2014 was primarily due to higher non-cash stock base compensation expenses, consulting fees, and insurance premiums.

General and administrative expenses for the three months ended June 30, 2014 and 2013 were $913,241 and $1,004,094, respectively, a decrease of $90,853 or 9.0%. The decrease was primarily due to a reduction in investor relations expenses, salaries, and consulting fees. General and administrative expenses for the six months ended June 30, 2014 and 2013 were $2,343,221 and $1,893,656, respectively, an increase of $449,565 or 23.7%. The increase for the six months ended June 30, 2014 was primarily due to higher non-cash stock base compensation expenses in the first quarter, consulting fees, insurance, amortization of patents, and travel expenses.

Sales and marketing expenses for the three months ended June 30, 2014 and 2013 were $357,660 and $349,720, respectively which remained relatively flat. Sales and marketing expenses for the six months ended June 30, 2014 and 2013 were $826,390 and $908,743, respectively, a decrease of $82,353 or 9.1%. The decrease for the six months ended June 30, 2014 was primarily due to lower business development fees and marketing consulting fees.

Technology development expenses for the three months ended June 30, 2014 and 2013 were $25,853 and $9,269, respectively, an increase of $16,584 or 178.9%. Technology development expenses for the six months ended June 30, 2014 and 2013 were $50,636 and $33,242, respectively, an increase of $17,394 or 52.3%. The increase was primarily due to an increase in expenses related to a software upgrade design of MMRPro software for the three and six months ended June 30, 2014.

Other Income

Other income for the three months ended June 30, 2014 and 2013 was $0 and $10,234, respectively. Other income for the six months ended June 30, 2014 and 2013 was $0 and $10,234, respectively.

Interest and Other Finance Charges, Net

Interest and other finance charges for the three months ended June 30, 2014 and 2013 were $145,695 and $16,541, respectively, an increase of $129,154 or 780.8%. The increase for the quarter was primarily due to increased interest expense related to convertible notes. Interest and other finance charges for the six months ended June 30, 2014 and 2013 were $258,647 and $151,689, respectively, an increase of $106,958 or 70.5%. The increase for the six months ended June 30, 2014 and 2013was primarily due to increased interest expense related to convertible notes.

Net loss

As a result of the foregoing, net loss for the three months ended June 30, 2014 and 2013 was $1,430,160 and $1,146,952, respectively, an increase of $283,208 or 24.7%. Net loss for the six months ended June 30, 2014 and 2013 was $3,079,512 and $2,658,773, respectively, an increase of $420,739 or 15.8%.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10- Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2013 financial statements for the year ended December 31, 2013 related to the uncertainty of our ability to continue as a going concern. As of June 30, 2014, our current liabilities of $10.9 million exceeded our current assets of $0.5 million by $10.4 million.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of June 30, 2014, our current liabilities exceeded our current assets by $10.4 million. We have incurred net losses of $1,430,160 and $1,146,952 for the three months ended June 30, 2014 and 2013, respectively, and $3,079,512 and $2,658,773 for the six months ended June 30, 2014 and 2013, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating our business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn, our existing current assets combined with future anticipated financing activities and proceeds from sales will sustain our business for less than one year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Ninth Amended Note (which had a balance of $1.47 million at June 30, 2014), amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2014 are as follows: $0.95 million, which is included in the line of credit, related party; and $0.52 million for other obligations due to The RHL Group, which is included in related party payables.

Traditionally, we have relied on the sale of stock and convertible debt as well as draws from the RHL Group line of credit to finance our activities. As of June 30, 2014, we had a line of credit with The RHL Group in the amount of $4.5 million. As of June 30, 2014, availability under this line of credit was $1.71 million. Furthermore, we may utilize portions of our standby equity facility with Granite as needed. Additionally, we raised $200,000 and $1,386,250 in convertible debt during 2014 and 2013, respectively and $781,680 and $0 in direct sales of common stock during 2014 and 2013, respectively. We expect to continue offering a limited amount of convertible debt and common stock in 2014. We also expect sales from MMRPro, our prepaid Personal Health Record kits, and fees from patent licensing and settlement agreements to generate revenue and reduce annual cash burn from operations.

Cash Flows for the six months ended June 30, 2014 compared to six months ended June 30, 2013

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was $949,207 and $1,622,504, respectively. In 2014, we had a net loss of $3,079,512, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, and stock compensation expense) of $1,187,281, less changes in operating assets and liabilities of $943,024. In 2013, cash used in operating activities included net loss of $2,658,773, less similar non-cash adjustments of $802,314, less changes in operating assets and liabilities of $233,955. Compared to 2013, non-cash adjustments in 2014 were higher primarily due to an increase in stock base compensation and amortization of loan discount and patent amortization.

Net cash used in investing activities in the six months ended June 30, 2014 and 2013 totaled $188,423 and $329,498, respectively. Compared to 2013, investing activities in 2014 were lower mainly due to a decrease in costs of patents.

Net cash provided by financing activities in the six months ended June 30, 2014 and 2013 totaled $1,295,533 and $1,925,977, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes and common shares. Compared to 2013, financing activities in 2014 were lower primarily due to a decrease in convertible notes and line of credit activities.

As of June 30, 2014, we had cash and cash equivalents of $168,262, compared to $10,630 as of June 30, 2013.

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

Our entry into the Cooperation Agreement described above constitutes the creation of a direct financial obligation as described above. As of June 30, 2014, we have not incurred obligations to fund the joint venture nor has there been any activity to date.

Item 4. Controls and Procedures

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 5 - Commitments and Contingencies under the "Litigation Matters" section of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 10-Q, filed with the SEC on May 15, 2014, involving sales of our securities that were not registered under the Securities Act. Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) all the securities listed below were issued with restrictive legends:

On various dates between May 16, 2014 and July 30, 2014, we entered into seven different Stock Sales Agreements with seven different unrelated third-parties to sell 9,732,852 shares of our common stock for a total of $257,840.

On May 20, 2014 we granted one employee options to purchase 500,000 shares of our common stock at an exercise price of $0.06 per share as an incentive. The options vest on the one year anniversary and expire five years after the date of issuance.

On May 29, 2014, we granted an unrelated third party a warrant to purchase 500,000 shares of our common stock. This warrant vests immediately and has an exercise price of $0.024 per share, and an expiration date of May 29, 2015.

On May 29, 2014, we granted an unrelated third party a warrant to purchase 500,000 shares of our common stock. This warrant vests in one year and has an exercise price of $0.06 per share, and an expiration date of May 29, 2015.

On June 18, 2014, we granted an unrelated third-party 354,415 shares of common stock at $0.04 per share in consideration for services of $14,177.

On June 27, 2014, we granted an unrelated third-party 1,000,000 shares of common stock at $0.05 per share in consideration for services of $50,000.

On June 29, 2014, we granted an unrelated third-party 2,000,000 shares of our common stock valued at $59,000 in conjunction with a financing transaction.

On July 10, 2014, we granted the RHL Group a warrant to purchase 2,871,561 shares of our common stock in connection with the renewal of the line of credit through the Ninth Amended Note. This warrant has an exercise price of $0.035 per share, with an expiration date of June 4, 2019, and vests at commencement.

We generally used the proceeds of the foregoing sales of securities for repayment of indebtedness, working capital and other general corporate purposes.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	* Ninth Amended and Restated Secured Promissory Note dated April 29, 2014 by and between MMR and The RHL Group, Inc.

10.2	*+ Salutopia Licensing Agreement dated June 30, 2014

10.3	*+ Claydata Licensing Agreement dated June 30, 2014

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
+	The Company has requested confidential treatment with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Ingrid G. Safranek
 Ingrid G. Safranek
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	* Ninth Amended and Restated Secured Promissory Note dated April 29, 2014 by and between MMR and The RHL Group, Inc.

10.2	*+ Salutopia Licensing Agreement dated June 30, 2014

10.3	*+ Claydata Licensing Agreement dated June 30, 2014

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.
+	The Company has requested confidential treatment with respect to portions of this exhibit.