Form 10-Q
period 2014-09-30
MMRGlobal, Inc.
filed 2014-11-13
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 15, 2014, the issuer had 762,334,464 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements - Unaudited

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	September 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$1,491,510	$10,359
Accounts receivable, less allowances of $345,692 in 2014 and 2013.	109,672	146,298
Inventory	78,881	65,238
Prepaid expenses and other current assets	153,714	154,637
Total current assets	1,833,777	376,532

Long-term investments
Investment in equity securities, cost method	87,500	87,500
Total long-term investments	87,500	87,500

Property and equipment, net	28,142	38,393
Intangible assets, net	1,753,291	1,670,033
Total assets	$3,702,710	$2,172,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$941,093	$979,545
Related party payables	1,008,440	1,147,697
Compensation payable	479,940	402,079
Severance liability	620,613	620,613
Accounts payable and accrued expenses	4,958,776	5,264,527
Deferred revenue	59,741	61,211
Convertible notes payable	1,043,356	981,215
Notes payable, current portion	420,219	375,343
Notes payable, related party	196,921	196,921
Capital leases payable, current portion	13,221	13,336
Total current liabilities	9,742,320	10,042,487

Capital leases payable, less current portion	-	3,522
Total liabilities	9,742,320	10,046,009

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 762,001,130 and 684,367,465 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	761,795	684,536
Additional paid-in capital	56,131,833	53,215,960
Accumulated deficit	(62,933,238)	(61,774,047)
Total stockholders' deficit	(6,039,610)	(7,873,551)
Total liabilities and stockholders' deficit	$3,702,710	$2,172,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues
Subscriber	$50,863	$32,542	$109,581	$149,412
MMRPro	17,408	25,716	29,476	263,313
License fees	1,828,000	54,311	2,290,538	61,011
Other income	-	-	7,500	61,410
Total revenues	1,896,271	112,569	2,437,095	535,146
Cost of revenues	88,960	93,825	230,402	198,079
Gross profit	1,807,311	18,744	2,206,693	337,067
General and administrative expenses	1,186,972	1,500,914	3,530,193	3,394,570
Sales and marketing expenses	261,553	459,353	1,087,943	1,368,096
Technology development	7,254	25,214	57,890	58,456
Income (loss) from operations	351,532	(1,966,737)	(2,469,333)	(4,484,055)
Othe income	1,672,820	6,650	1,672,820	16,884
Interest and other finance charges, net	(104,031)	(283,229)	(362,678)	(434,918)
Net income (loss)	$1,920,321	$(2,243,316)	$(1,159,191)	$(4,902,089)

Net loss available to common shareholders per share:
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic	754,463,150	622,461,551	731,355,958	589,935,992
Diluted	756,876,594	622,461,551	731,355,958	589,935,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Nine Months Ended September 30,
		2014	2013

Operating activities:
Net loss		$(1,159,191)	$(4,902,089)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization		227,488	176,044
Accounts payable write-off		(1,672,820)	-
Deferred rent		54,151	-
Warrants issued for services		144,232	366,777
Stock-based compensation		582,485	415,431
Common stock issued for services		293,422	740,280
Accrued related party payables		-	-
Amortization of loan discount		176,262	265,664
Subtotal - Non-cash adjustments		(194,780)	1,964,196
Effect of changes in:
Accounts receivable		36,626	(457,512)
Inventory		(13,643)	2,865
Prepaid expenses and other current assets		923	(61,053)
Deposits		-	3,370
Accounts payable and accrued expenses		1,200,171	1,164,427
Related party payables		279,885	(99,955)
Compensation payable		77,861	177,891
Deferred revenue	`	(1,470)	33,461
Subtotal - net change in operating assets & liabilities		1,580,353	763,494
Net cash provided by (used in) operating activities		226,382	(2,174,399)

Investing activities:
Filing of patents		(246,868)	(370,346)
Costs of continuing MMRPro and website development		(53,627)	(60,250)
Net cash used in investing activities		(300,495)	(430,596)

Financing activities:
Net proceeds from convertible notes		200,000	1,879,300
Proceeds from shares issued for financing activities		1,419,561	828,952
Net proceeds from warrant exercises		42,000	70,000
Proceeds from note payable		88,134	54,000
Payments of note payable		(50,000)	(90,000)
Payments of line of credit		(140,794)	(156,425)
Payments of capital lease		(3,637)	(10,909)
Net cash provided by financing activities		1,555,264	2,574,918
Net increase (decrease) in cash		1,481,151	(30,077)
Cash, beginning of period		10,359	36,655
Cash, end of period		$1,491,510	$6,578

Supplemental disclosures of cash flow information:
Cash paid for interest		$140,794	$38,860
Cash paid for income taxes		$1,600	$3,882
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock		$190,000	$1,582,919
Receipt of investment in equity securities		$-	$350,000
Cancellation of investment in equity securities		$-	$56,000
Acquisition of assets through capital lease		$-	$33,829
Shares issued for reduction of payables		$196,812	$576,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

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

Through our wholly-owned operating subsidiary MMR Inc., the Company's primary business is to license and provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, serving consumers, healthcare professionals, retailers, employers, insurance companies, financial institutions, and professional organizations and affinity groups. Our PHR, marketed either directly via our website at www.mymedicalrecords.com, through national retailers selling the MyMedicalRecords PHR kit, or through private-label services, enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using an Internet-connected device.

The MyMedicalRecords PHR products and services are built on proprietary, globally patented and patent-pending technologies to allow data, documents, images and voicemail messages including telemedicine and wellness data, to be transmitted and stored in the system using a variety of methods, including fax, phone, file upload, and discrete data transfers in HL7, XML or other formats using APIs and without relying on any specific electronic medical record platform to populate a user's account.

We also offer the MyEsafeDepositBox service which provides secure online storage for vital financial, legal and insurance documents in addition to medical records using the same patented technologies that drive the MyMedicalRecords PHR service. The functionality of the MyEsafeDepositBox service is also included in each MyMedicalRecords PHR account.

Our professional offering, MMRPro, is an end-to-end electronic document management and imaging system designed to give physicians' offices, community hospitals and surgery centers, and other organizations an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in a timely manner through an integrated patient portal, MMRPatientView. The MMR Stimulus Program is offered with the MMRPro product offerings to help healthcare professionals recoup some or all of the cost of digital conversion of patient charts when they upgrade patients from the free MMRPatientView portal to a full-featured MyMedicalRecords PHR. In January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti-CD20 antibodies as well as data and samples from the FavId™/Specifid™ vaccine clinical trials for the treatment of B-cell Non-Hodgkin's lymphoma. Notwithstanding the Company's focus on its primary business of licensing and selling its online Personal Health Record products services and professional document imaging and management systems, the Company has also successfully developed a licensing program of its legacy biotech assets while continuing successful prosecution of the Company's Health Information Technology, biotech patents and other IP.

Since 2005, MMR Inc. began filing for patent protection for its Health IT products and services. Our Health IT patent portfolio, through the recent quarter includes 13 U.S. patents (with over 300 issued claims), 17 pending U.S. patent applications (with over 300 claims), seven international patents including two in Australia with others in New Zealand, Singapore, Japan, Canada and Mexico, and 26 other pending patent applications in foreign countries. These patents give us a unique marketplace position in Personal Health Records, being well-positioned to benefit from the growth in Health IT globally. The full term of our Health IT patents will not expire until September 12, 2025 or after. We also own a portfolio of biotech patents which MMR acquired from the Merger with Favrille which include, but are not limited to, data from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies. As a result of the issuance of these patents, our business is continuing to evolve to include both an operating entity and a licensor of intellectual property.

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

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended September 30, 2014 are not indicative of the results that may be expected for the fiscal year ending December 31, 2014. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Going Concern and Management's Plan

As of September 30, 2014, our current liabilities exceeded our current assets by $7.89 million. Furthermore, during the nine months ended September 30, 2014, we incurred losses of $1.15 million, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report on Form 10-Q.

At September 30, 2014 and December 31, 2013, we had $1,491,510 and $10,359, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold convertible debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Ninth Amended and Restated Note effective April 29, 2014 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1.45 million at September 30, 2014 and a total Unpaid Balance (as defined in the Line of Credit) of $2.77 million, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Ninth Amended and Restated Note and the First Amended Security Agreement dated June 26, 2012 (the "Security Agreement"). As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2014 are as follows: $0.94 million, which is included in the line of credit, related party; and $0.51 million related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding our going concern is to continue utilizing the Line of Credit. At September 30, 2014, there was approximately $1.73 million available under the Line of Credit. Furthermore, we plan to utilize portions of our standby equity facility with Granite State Capital LLC ("Granite") as needed. Finally, we plan to sell additional convertible debt and equity securities, settle our existing liabilities through the issuance of equity securities, explore other debt financing arrangements, increase our existing subscriber and affiliate customer base, sell our products and services, and collect licensing fees from parties utilizing our intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products of increase licensing fees from the use of our intellectual property, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $1,491,510 and $10,359 as of September 30, 2014 and December 31, 2013, respectively.

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

(f) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2014 and December 31, 2013, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the nine months ended September 30, 2014 and 2013.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the nine months ended September 30, 2014 and 2013 using the following assumptions.

	September 30, 2014	September 30, 2013
Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	144.64% - 171.22%	120.51% - 122.72%
Risk free interest rate	0.10 - 1.64%	0.04% - 1.38%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential anti-dilutive common shares from the computation of diluted net loss per common share for the three and nine months ended September 30, 2014 and 2013 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 114,917,439 shares for the three and nine months ended September 30, 2014 and 201,195,775 shares for the three and nine months ended September 30, 2013, respectively.

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

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

On July 10, 2014, we and The RHL Group entered into a Ninth Amended and Restated Promissory Note (the "Amended Note"), effective as of April 29, 2014. The Amended Note amends and restates that certain Eighth Amended Note entered into between the foregoing parties, effective April, 29, 2014 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) extending the maturity date to April 29, 2015. In connection with the Ninth Amended Note, we issued The RHL Group warrants to purchase 2,781,561 shares of our common stock at $0.035 per share on July 10, 2014. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

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

The Ninth Amended Note had a balance of $1.45 million at September 30, 2014. The components of the Ninth Amended Note and the related balance sheet presentation as of September 30, 2014 are as follows: $0.94 million, which is included in the line of credit, related party; and $0.51 million for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the three months ended September 30, 2014 and 2013 amounted to $36,952 and $32,613, respectively. Total interest expense on the Line of Credit for the nine months ended September 30, 2014 and 2013 amounted to $98,985 and $101,613, respectively. The unpaid interest balances as of September 30, 2014 and December 31, 2013 were $0 and $24,049, respectively.

In conjunction with the Ninth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after September 30, 2014. As of September 30, 2014, the Company was in compliance with these covenants.

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

Pursuant to ASC 740, Income Taxes, we performed an analysis of previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of September 30, 2014.

MMR Inc., in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMRGlobal has based this on an expectation that the combined entity will generate net operating losses in 2014, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three and nine months ended September 30, 2014.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $12,375. Rent expense is recorded under the straight-line method over the life of the lease. In the current quarter, we received a credit of $30,250 from the landlord as a discount on the current year's rent. Total rent expense for the three months ended September 30, 2014 and 2013 were $13,795 and $24,840, respectively. Total rent expense for the nine months ended September 30, 2014 and 2013 was $129,276 and $76,615, respectively.

Future minimum lease payments as of September 30, 2014, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2014 (Remainder of)	$41,250	$9,699
2015	170,500	3,522
2016	187,550	-
2017	206,305	-
2018 and there after	146,410	-
	752,015	13,221
Less current portion	(166,375)	(13,221)
Total minimum lease payments	$585,640	$-

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

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California. That complaint alleged that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR subsequently withdrew the complaint per an agreement allowing MMR to the right to re-file without prejudice unless an agreement is reached within a specific period of time. On August 27, 2013, MMR terminated the agreement with WebMD. On October 2, 2013, MMR filed a new complaint against WebMD in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 8,301,466 and 8,498,883. The Court issued a claim construction order on September 4, 2014, and granted MMR's motion to amend its infringement contentions with respect to the `466 Patent against all defendants on November 7. This matter is currently in the discovery phase. While we maintain that MMR's patents are valid and infringed, we do not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome nor do we have any facts upon which to base any information regarding collectability.

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc. ("Quest") in the United States District Court for the Central District of California, alleging that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. On October 11, 2013, MMR filed an unopposed motion to add a claim of infringement of U.S. Patent 8,498,883 to its complaint against Quest, which was granted on October 29, 2013. The Court issued a claim construction order on September 4, 2014, and granted MMR's motion to amend its infringement contentions with respect to the `466 Patent against all defendants on November 7. This matter is currently in the discovery phase. While we maintain that MMR's patents are valid and infringed, we do not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

On May 17, 2013, MMR filed a complaint for patent infringement against Jardogs, LLC (the "Jardogs Complaint") in the United States District Court for the Central District of California, alleging that Jardogs, LLC infringes U.S. Patent No. 8,301,466. On September 23, 2013, MMR filed a separate complaint for patent infringement against Allscripts Healthcare Solutions Inc. ("Allscripts") titled MyMedicalRecords, Inc. v. Allscripts Healthcare Solutions Inc., United States District Court, Central District of California (the "Separate Allscripts Complaint"). The Separate Allscripts Complaint alleged that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. On October 4, 2013, MMR filed a motion to amend the Jardogs Complaint to add Allscripts as a party defendant and to allege that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. The Court granted that motion on November 1, 2013. Thereafter, MMR dismissed the Separate Allscripts Complaint. The Court issued a claim construction order on September 4, 2014, and granted MMR's motion to amend its infringement contentions with respect to the `466 Patent against all defendants on November 7. This matter is currently in the discovery phase. While we maintain that MMR's patents are valid and infringed, we do not have enough facts at this time to predict the changes of either a favorable or unfavorable outcome, nor do we have any facts upon which to base any information regarding collectability.

MMR had received a letter from Sunil Singhal, a former employee. Mr. Sunil Singhal was employed as Executive Vice President of Technology and Product Development at MMR. He was placed on a 30-day administrative leave on February 13, 2012 and was given a 30-day notice of termination as approved by the Board of Directors of MMRGlobal on February 29, 2012. On March 30, 2012, Mr. Singhal was officially terminated. He filed a charge with the U.S. Equal Employment Opportunity Commission, but that body has declined to take action. In turn, he filed a claim with the California Department of Fair Employment and Housing ("DFEH").  The DFEH had declined to bring a citation, but it has issued a "right to sue" notice.  Mr. Singhal filed suit in the Los Angeles County Superior Court in 2013. MMR answered the complaint denying liability and damages. On June 19, 2014, the matter was mediated before a private mediator and a confidential settlement was reached in September 2014 and finalized in October 2014.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. As of September 30, 2014, and December 31, 2013, there were no shares of preferred stock issued and outstanding.

Common Stock

As of September 30, 2014, we are authorized to issue 1,250,000,000 shares of common stock.

On May 24, 2012, we filed a registration statement on Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares offered sale under the registration statement, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents related to the registration statement. Subject to the terms and conditions of the agreement with Granite, we have the right to put up to $15 million in shares of our common stock to Granite. As of September 30, 2014, the amount available under the equity line facility was $13.1 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of September 30, 2014, the total shares of our common stock issued and outstanding amounted to 762,001,130.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

Our 2001 Equity Incentive Plan (the "2001 Plan") expired on June 5, 2011 and no options were issued under the 2001 Plan since that date. As of September 30, 2014, 16,484,557 shares remain issued under the 2001 Plan.

On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the 2001 Plan under the same general terms as the 2001 Plan. On June 20, 2012, our stockholders voted and approved the 2011 Equity Incentive Plan (the " 2011 Plan") at our 2012 Annual Stockholder Meeting. As of September 30, 2014, 22.66 million shares remain issued under the 2011 Plan, and 39.34 million shares of our common stock are reserved for future issuance under our 2011 Plan, which includes an automatic 5 million share annual increase pursuant to the terms of the 2011 Plan and a 20 million share increase authorized during our 2013 Annual Stockholder's Meeting.

A summary of option activity for the nine months ended September 30, 2014 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2013	39,891,722	$0.10	5.08	$-
Granted	500,000	$0.06	-	$-
Exercised	(450,000)	$0.08	-	$-
Cancelled	(800,000)	$0.08	-	$-
Outstanding at September 30, 2014 (Unaudited)	39,141,722	$0.10	4.72	$-

Vested and expected to vest
at September 30, 2014 (Unaudited)	39,141,722	$0.10	4.72	$-

Exercisable at September 30, 2014 (Unaudited)	37,941,722	$0.10	4.65	$-

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

Total stock option expenses recorded during the three months ended September 30, 2014 and 2013 were $9,189 and $69,728, respectively.

Total stock option expenses recorded during the nine months ended September 30, 2014 and 2013 were $151,634 and $177,931, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.05 - 0.09	13,500,000	6.91	$0.07	12,300,000	6.89	$0.07
	$0.10 - 0.15	23,011,461	3.69	$0.11	23,011,461	3.69	$0.11
$	> 0.15	2,630,261	4.70	$0.19	2,630,261	4.70	$0.19
		39,141,722			37,941,722

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

On July 10, 2014, we granted the RHL Group a warrant to purchase 2,781,561 shares of our common stock in connection with the renewal of the line of credit through the Ninth Amended Note. This warrant has an exercise price of $0.035 per share, with an expiration date of June 4, 2019, and vests at commencement.

A summary of the activity of our warrants for the nine months ended September 30, 2014 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2013	88,571,841	$0.07
Granted	5,781,561	$0.05
Exercised	(2,250,000)	$0.04
Cancelled	(18,574,992)	$0.11
Outstanding at September 30, 2014 (Unaudited)	73,528,410	$0.06

Exercisable at September 30, 2014 (Unaudited)	67,707,577	$0.06

Total warrant expenses recorded during the three months ended September 30, 2014 and 2013 were $81,197 and $215,222, respectively.

Total warrant expenses recorded during the nine months ended September 30, 2014 and 2013 were $144,232 and $346,777, respectively.

The following summarizes the total warrants outstanding and exercisable as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.02 - $0.025	73,528,410	2.12	$0.06	67,707,577	2.13	$0.06

	73,528,410			67,707,577

The inputs used for the Black-Scholes option and warrant valuation model were as follows:

	September 30, 2014	September 30, 2013
Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	144.64% - 171.22%	120.51% - 122.72%
Risk free interest rate	0.10 - 1.64%	0.04% - 1.38%
Expected dividends	None	None
Forfeiture rate	0%	0%

Shares Issued for Services or Reduction to Liabilities

During the nine months ended September 30, 2014, we issued 14,690,354 shares of common stock with a value of $490,234 to various third parties and charged the proceeds to the appropriate accounts for the following reasons:

	Nine Months Ended September 30, 2014
Purpose	Shares	Value

Reduction of payables	5,744,804	$196,812
Services provided	8,945,550	$293,422
Totals	14,690,354	$490,234

The 14,690,354 issued shares were not contractually restricted. However, as these shares have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were calculated at the trading closing price on the date of issuance.

Stock Bonus Agreements

From time to time, we issue shares of our common stock as a bonus for services rendered. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement.

On each grant date, we valued the stock bonus based on the share price and the expenses were amortized using the straight line method. Total stock bonus expenses recorded during the three months ended September 30, 2014 and 2013 were $63,000 and $178,125, respectively. Total stock bonus expenses recorded during the nine months ended September 30, 2014 and 2013 were $245,375 and $237,500, respectively, and are reflected in operating expenses in the accompanying consolidated statements of operations.

As of September 30, 2014, 7,000,000 shares of restricted stock previously issued remained unvested, and unrecognized compensation cost with respect to these instruments amounted to $63,000, which will be recognized in earnings during 2014.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	September 30,	December 31,
	2014	2013

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short term loan due to a third-party with no stated interest	94,876	50,000

	420,219	375,343
Less: current portion	(420,219)	(375,343)
Notes payable, less current portion	$-	$-

Short term loan due to a related-party, payable in full on January 2, 2014 with 12% interest	$196,921	$196,921

Notes payable related party, current portion	196,921	196,921
Less: current portion	(196,921)	(196,921)
Notes payable related party, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of September 30, 2014, a total of $1,128,858 in convertible notes remained outstanding. As of September 30, 2014, $763,858 of these Notes have matured, however, the Company and the Holders have agreed to keep the balance as a Note Payable and the note holders have elected not to convert their note balances into shares of our common stock as of September 30, 2014.

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

During the second quarter of 2014, we entered into one Convertible Promissory Note with one unrelated third-party for a principal amount of $200,000. This note has the option to be converted into a total of 6,779,661shares of our common stock. As of September 30, 3014, this note has not been converted.

During the third quarter of 2014, we did not enter into any Convertible Promissory Notes.

For the three and nine months ended September 30, 2014, we recognized the intrinsic value of the embedded beneficial conversion feature of $0 and $124,120, respectively, as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible notes.

The related discount for the beneficial conversion outstanding was $35,155 and $46,782 for the three and nine months ended September 30, 2014.

Shares issuable upon conversion for convertible notes payable was 84,395,206 and 82,902,337 as of September 30, 2014 and 2013, respectively.

The total interest expense attributed to the Beneficial Conversion Feature of the Notes and related warrants for the three months ended September 30, 2014 and 2013 was $35,155 and $198,380, respectively.

The total interest expense attributed to the Beneficial Conversion Feature of the Notes and related warrants for the nine months ended September, 2014 and 2013 was $121,261 and $265,664, respectively.

NOTE 10 - RESTRUCTURING ACTIVITIES

From May 29, 2008 to November 7, 2008, Favrille, Inc. had provided notices under the Federal Worker Adjustment and Retraining Notification Act to 142 employees, including six members of senior management, that it planned to conduct a workforce reduction at its facility in San Diego, California and that their employment was expected to end on various dates between June 6, 2008 to November 7, 2008. Immediately prior to the date of the Merger on January 27, 2009, the total severance liability relating to former Favrille employees amounted to $1,682,416. On January 27, 2009, immediately prior to the Merger, as part of the 9,999,992 warrants issued to creditors, we issued warrants as settlement of $985,020 of these amounts. These warrants expired unexercised as of March 31, 2014. In addition, we signed promissory notes with certain former executives totaling $76,783.

As of September 30, 2014, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non- executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax.

During the period from January 27, 2009 through June 30, 2009, we entered into a series of settlement agreements with certain vendors of Favrille pursuant to the Creditor Plan, pursuant to which we settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355.

NOTE 11 - RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 12.8% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Ninth Amended Note and all predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $12,500 during the three months ended September 30, 2014 and 2013 and $37,500 during the nine months ended September 30, 2014 and 2013, toward marketing consulting services from Bernard Stolar, a director. We included $164,509 and $109,756 in related party payables as of September 30, 2014 and December 31, 2013, respectively, in connection with these services and board fees.

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

For the three months ended September 30, 2014 and 2013, the total expenses relating to this stockholder amounted to $30,000 and $30,000, respectively. For the nine months ended September 30, 2014 and 2013, the total expenses relating to this stockholder amounted to $90,000 and $90,000, respectively. As of September 30, 2014 and December 31, 2013, the total amounts due to the stockholder and included in related party payables amounted to $110,000 and $396,800, respectively.

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

We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for the three months ended September 30, 2014 and 2013 was $12,500. Amortization expense for the nine months ended September 30, 2014 and 2013 was $37,500. Effective September 1, 2011, we signed and Amendment to the Agreement dated September 15, 2009 to provide licensor a non-exclusive right to target, market and sell into the Employee Benefits market.

We incurred a total of $0 and $0 during the three months ended September 30, 2014 and 2013 and $0 and $15,020 during the nine months ended September 30, 2014 and 2013, respectively, toward convertible notes interest to Mr. Loftus.

We included convertible notes interest to Mr. Loftus in related party payables at September 30, 2014 and December 31, 2013 of $64,615 and $64,615, respectively.

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

Source of Revenues

MMR remains focused on its primary Health IT business of selling the MyMedicalRecords PHR and MMRPro document and imaging systems for healthcare professionals. We derive revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents through subscribers on a direct subscription basis or an "access" basis through various types of organizations including direct sales, affinity and membership groups, healthcare organizations and retailers, and in both cases, we record these revenues under "Subscriber" in our income statement. We also sell direct to consumers through paid advertising or other per enquiry marketing relationships. When sold to corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a minimum monthly fee plus user fees to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually activate there authorized account. During the three and nine months ended September 30, 2014, we received $50,863, and $109,581 from subscriber revenues, respectively, which represents 2.7% and 4.5% of our revenues for such periods, respectively.

In addition, MMR has numerous patents issued, pending or applied for pertaining to provisioning of online medical and Personal Health Records in 12 countries of commercial interest including the U.S. Accordingly, as of this point in time, the Company has filed five significant patent infringement complaints against the following defendants: Walgreens Co., Quest Diagnostics Incorporated, Jardogs LLC, WebMD Health Corp./WebMD Health Services Group, Inc., and Allscripts Healthcare Solutions, Inc. in an effort to enforce its global intellectual property rights and protect and expand its brand. The complaint against Walgreens was settled, and while the Company remains optimistic about additional settlements and licensing agreements, it cannot predict the outcome of litigation or any licensing negotiations, and it plans on continuing to enforce its intellectual property rights where appropriate. The Company is also in negotiations with several providers of HIT products and services regarding strategic relationships that also involve licensing its IP without the need for litigation. The Company has already demonstrated its ability to enter into such Patent Agreements with several licensees and strategic relationships domestically and internationally including 4Medica, VisiInc PLC, AccessMyRecords, drugstore.com, Walgreens, Whole Foods Market, XN Financial, Interbit Data, Coverdell, Fairway Physicians Insurance Company, Vida Senior Resources, Cerner Corporation, Salutopia, and Claydata.

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

MMRPro Plus, is one of the most cost-effective ways for healthcare professionals to scan and digitize medical records while providing patients timely online access to their personal health information through MyMedicalRecords. MMRPro Plus is also an integrated, end-to-end document scanning and imaging solution that works with virtually any Windows-based or Mac OS scanning system at one-third the cost of the original MMRPro network scanning solution. With more health care professionals adopting Electronic Medical Record systems demand is increasing for cost-effective scanning and document management solution. Specialty practices including ambulatory surgery centers, home health care professionals, chronic care disease managers and in particular concierge medical professionals are a few of the many areas requiring the ability to store paper based records in EMR systems. MMRPro with our integrated patient portal, MMRPatientView, meets that need. Additionally, as the use of Teleconsulting and Telemedicine becomes more prevalent and there is the move to reimburse telecare services, MMRPro's patient portal and MyMedicalRecords PHR are solutions that provide a proprietary platform to facilitate collaboration between doctors and other healthcare providers with patients, such as those programs in development with Alcatel-Lucent and ng Connect. We allocate the revenue derived from MMRPro and MMRPro Plus allocated to all the deliverables based on the relative selling price of each deliverable. With the exception of MMR's proprietary MMRPro application software, we used third party evidence to set the selling prices used for this allocation. During the three and nine months ended September 30, 2014, we recognized $17,408, and $29,476 from MMRPro revenues, respectively, which represents 0.9% and 1.2% of our revenues for such periods, respectively.

We also generate revenues from the licensing of our Health IT and biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognize those fees as revenue as payments are received. In addition, the Company is also continuing to work on licensing and otherwise exploiting a portfolio of biotech assets, including its anti-CD20 monoclonal antibodies, data from vaccine trials, tumor samples, and other intellectual property including numerous worldwide patents in various stages. We intend to continue generating revenues from the licensing of our biotech and health IT patents. We will record those fees as revenue when payments are received. During the three and nine months ended September 30, 2014, we received $1,828,000 and $462,538 from license fees revenues, respectively, which represents 96.4% and 94.0% of our revenues for such periods, respectively.

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

Factors Affecting Future Results

Intellectual Property

Since inception, our health IT business has evolved from a development stage company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. Throughout 2014, we remained focused on maximizing the value of our intellectual property portfolio, particularly our 13 U.S. health IT patents that have been granted to date.. Our health IT patent portfolio, which we have been building since 2005, currently includes our U.S. patents (with over 300 issued claims), 17additional pending U.S. patent applications (with over 300 claims), seven foreign patents including two in Australia, one in Mexico (with an additional application allowed and waiting issuance), New Zealand, Singapore, Japan, and Canada, and 26 other pending patent applications in foreign countries. These patents have the potential effect of enabling us to control a dominant marketplace position in personal healthcare, being well-positioned to benefit from the explosion in Health IT globally. The full term of our Health IT patents will not expire until September 12, 2025 or after.

Our health IT patent portfolio includes issued patents on our Health IT products and services including our MyMedicalRecords, MyEsafeDepositBox and MMRPro and MMRPro Plus product and services, which is in addition to our portfolio of biotech patents. MMR acquired significant intellectual property assets from the Merger with Favrille and continues to seek ways to exploit and monetize those assets, which include, but are not limited to, data from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies.

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

Health IT Patents

Through our wholly owned subsidiary, MyMedicalRecords, Inc., we currently have 13 issued U.S. patents. During the third quarter, we received our twelfth patent on July 1st, U.S. Patent No. 8,768,725 entitled "Method and System for Providing Online Records," which has 15 claims including claims directed to the sharing of records with a second healthcare provider to better manage and facilitate second opinions. Our thirteenth patent, U.S. Patent No. 8,775,212, "Electronic Health Records in Clinical Trials," was issued on July 8th and includes 18 claims directed to methods and systems which provide for self-reporting in clinical trials. This is a whole new patent, not a continuation patent, and the Company believes it opens the door to completely new revenue generating opportunities through sales and licensing of MMR's Personal Health Record products and services and other patented intellectual property to Contract Research Organizations and pharmaceutical companies conducting clinical trials. Because clinical trials are extremely time-consuming and expensive, we believe the `212 patent and additional continuation patents coming from this patent will be of significant value to the Company.

Our most recent two patents in the third quarter were preceded earlier this year by the issuance on May 13, 2014 of our eleventh U.S. patent, 8,725,537, entitled "Method and System for Providing Online Records," which expands MMR's Health IT patents with claims directed toward storing, managing and sharing legal records. This patent has the effect of broadening MMR's intellectual property beyond PHRs and other forms of Electronic Medical Records into the legal field, which is particularly relevant to the management of wills and powers of attorney and advanced directives which can be included as part of an individual's Personal Health Record account. Our tenth U.S. patent, 8,645,161, entitled "Method and System for Providing Online Records," was issued on February 4, 2014. The `161 patent covers 30 claims directed toward methods for accessing and collecting health records by providing a user interface that further includes a number of additional features which collect and display prescriptions, help submit prescriptions to pharmacies, collect and display health insurance information, send outgoing faxes, allow users to annotate health records, and set up appointment reminders for visits with providers as wells as recurring medication reminders through a calendaring function.

Also in 2014, a ninth patent entitled "Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records." was issued on January 7, 2014, U.S. Patent No. 8,626,532. The patent includes 27 claims, a portion of which are directed toward enabling users to access and collect their medical records in a secure and private manner using wireless devices such as smartphones, tablets or telemedicine platforms, amongst other systems, and represented a significant addition to MMR's U.S. patent portfolio. In 2013, we were issued U.S. Patent Nos. 8,352,287 and 8,352,288 on January 8, 2013, and U.S. Patent No. 8,498,883 on July 30, 2013.

Internationally, we have Health IT patents issued, pending and applied for in 11 other countries or regional authorities of commercial interest. Seven of the issued patents, each entitled "Method and System for Providing Online Medical Records," are in Australia, New Zealand, Singapore, Mexico, Japan and Canada. With the Canadian patent issued in September 2013, our Health IT intellectual property includes all of North America. On September 24, 2014, we received a Notice of Allowance from the Mexican Institute of Industrial Property (IMPI) for Mexican Patent Application No. MX/a/2012/001633. The allowed patent application is directed toward computer systems for managing Personal Health Records and communicating with healthcare providers. Of particular significance is an emergency access feature that allows emergency responders or healthcare providers to have access to important health information in a user's Personal Health Record account in the event of an emergency. MMR has additional patent applications pending relating to the emergency access feature in the U.S. and elsewhere throughout the world. MMR also has 26 other pending patent applications in foreign countries or regional authorities further including, Hong Kong, Israel, South Korea, Japan, Mexico, Europe, and China. There is also a pending Patent Cooperation Treaty ("PCT") application.

Additionally, MMR has hundreds of patent claims in pending U.S. applications including 17 U.S. utility patent applications related to health information technology. These include applications directed toward a Mobile Platform for Personal Health Records, a Method and System for Managing Personal Health Records with Telemedicine and Personal Health Monitoring Device Features, Prepaid Card Services related to Personal Health Records, a Universal Patient Record Conversion Tool, Data Exchange with Personal Health Record Service, Delivery of Electronic Medical Records or Electronic Health Records into a Personal Health Records Management System, a Health Record with Inbound and Outbound Fax Functionality, a Method and System for Providing Online Medical Records with Emergency Password, Identifying Individual Associated with a Personal Health Record with Health Record Destination Address, Method for Providing a User with a Service for Accessing and Collecting Records, Identifying a Personal Health Record Using a Phone Number, and Personal Health Record with Genomics, We believe that many of the pending claims will ultimately be allowed including both health IT and non-health IT/medical applications which are pending in our entire patent portfolio.

With MMR's patent issuances, we believe we hold significant foundational patents under a "Method and System for Providing Online Medical Records," and "Method and System for Providing Online Records" and that the patents are relevant to any provider who transmits Electronic Health Records in that they limit their ability to communicate without infringement. As a result, the process of enforcement and licensing of our patent portfolio through the law firms of Liner LLP (aka Liner Grode Stein Yankelevitz Sunshine Regenstreif& Taylor LLP) and The Fuisz-Kundu Group LLP, with the support of other law firms on a case by case basis, continues to build in 2014.

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

The anti-CD20 monoclonal antibody assets continue to result in issued patents in the U.S. and foreign countries. Notices of Allowance and thereafter patents for our anti-CD20 monoclonal antibody assets have been issued for patents titled "Antibodies and Methods for Making and Using Them." Most recently, the U.S. Patent and Trademark Office issued an additional Notice of Allowance on October 5, 2014 which will result in the second U.S. patent (upon issuance in early 2015) for the anti-CD20 monoclonal antibody assets. The Mexican patent office was the first to grant a patent for this technology as Patent No. 302058. Thereafter, as announced on April 15, 2013, we received a Notice of Allowance from the United States Patent and Trademark Office, resulting in U.S. Patent No. 8,465,741 (issued in June 2013), for our first U.S. patent for the anti-CD20 monoclonal antibody IP. Shortly thereafter, on April 22, 2013, we announced that the Australian Patent Office had issued a Notice of Allowance for our anti-CD20 monoclonal antibody assets, Application No. 2007338607 (issued in July 2013), followed by the issuance of the patent in Korea (10-2009-7015196), both under the same title. These various U.S. and foreign patents reinforce the value of the antibody assets, and continue to be used to seek expedited allowance in other countries operating under international patent treaties (referred to as the Patent Prosecution Highway). Use of the Patent Prosecution Highway allows both expedited examination and often allowance by demonstrating willingness to amend patent claims to the same scope of allowed patent claims granted in another jurisdiction (such as the issued U.S. patent claims in U.S. Patent No. 8,465,741). In countries that do not participate in such treaties (or do not allow the same type of claims as those issued in the U.S.), additional antibody patent applications are being filed or the examining offices are being notified with a request for expedited examination to further enhance the review and issuance of patents. These patents for our anti-CD20 monoclonal antibodies have particular utility in fighting cancers and are considered important assets based on benefits and commercial value demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.5 billion in 2013, which is due to go off patent in 2015.

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

Marketing and Sales

Marketing Update

Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the need for health information technology products and services worldwide. The growth of health IT in the U.S. is being driven by billions of dollars in Health IT spending and consumer awareness campaigns highlighting the importance of managing personal health information on line through a secure Personal Health Record. Additionally, the Affordable Care Act's insurance mandate requires population health tools such as Personal Health Records to coordinate care among the newly insured, expected to reach 32 million Americans.

MMR is bringing health information technology products to consumers online and through major retailers. Through the introduction of its Personal Health Record Kit, MMR offers and sells its MyMedicalRecords PHR through retailers that have more than 40 million purchasers of online products and services visiting their sites per month.

We are also seeing a drive to reduce healthcare spending through government initiatives, financial incentives and changing demographics. More consumers than ever before recognize the importance of managing their personal health based on the media attention given to the Affordable Care Act (aka Obamacare) and Healthcare.gov as well as the aging population of baby boomers, rising incidences of chronic illnesses and employer worksite wellness initiatives.

The key government driver for PHR adoption is the Health Information Technology for Economic and Clinical Health Act (HITECH), which was part of the 2009 American Recovery and Reinvestment Act, and its mandates calling for the Meaningful Use of Electronic Health Records. Starting in August 2012 when the Centers for Medicare and Medicaid Services (CMS) released its final rule for Meaningful Use Stage 2 under HITECH, Personal Health Records came to occupy a dominant position in the healthcare IT landscape. Moreover, January 1, 2014 was the target year when eligible healthcare providers had to begin offering at least 50% of their patients timely online access to their personal health information such as through a Personal Health Record or patient portal to continue receiving full incentives under CMS's EHR Incentive Program. Beyond HITECH and its specific patient engagement requirements, we believe that the Affordable Care Act is a factor in driving PHR adoption. Though ACA does not directly crossover into the federal incentive programs for EMR/EHR adoption, it supports Health IT by incorporating the electronic transmission and exchange of health information, which is needed to coordinate care in Accountable Care Organizations. Moreover, with a total anticipated influx of some 32 million Americans becoming insured, it is expected that the newly insured need Health IT solutions such as those provided by MMR to better manage their health and out-of-pocket costs. This also intersects with employers, worksite wellness programs and retail health clinics that are supported by initiatives to incentivize employees to take greater control of their health and healthcare expenditures.

The growth in demand for PHRs is reflected in our strategic relationships with licensees and other partners such as 4medica, Claydata, VisiInc PLC, AccessMyRecords, Walgreens, Whole Foods Market, XN Financial, Interbit Data, Coverdale, Fairway Physicians Insurance Company, Salutopia, Vida Senior Resources, as well as Cerner Corporation. In the third quarter, tours.com and sightseeing.com announced they were offering MyMedicalRecords to travel agents through a travel agent affiliate partner program. In the case of Interbit Data the Company also offers our MMRPatientView portal to users of the MEDITECH EMR system. We continue to work with 4medica in integrating our PHR with laboratory reporting services which are used by more than100 institutional customers including more than 30,000 doctors nationwide. We also are working with 4medica to create a "fax portal" for their more than 30,000 doctors to facilitate better handling of the still large number of lab results that are paper-based in their network. That portal, which creates a new revenue stream for us, was made available by 4medica to its client doctors late in 2012. We also have completed our initial implementation with the 4medica Electronic Medical Records system. Now, when consumers enroll in a MyMedicalRecords Personal Health Record account, their data can be sent into 4medica in HL7 format so that a Medical Record Number (MRN) can be established in 4medica.In February 2014, the federal regulatory environment became more favorable to these efforts with the passage of a final rule that amended the Clinical Laboratory Improvement Amendments of 1988. This has opened the door to meaningful licensing and settlement communication with laboratory providers and others. The rule removed the legal barriers which had prevented patients from receiving laboratory results direct from the labs without prior authorization from their doctor in all 50 states plus the District of Columbia. So with 4medica, laboratory information can now be made available directly into MMR accounts, without limitation of which state subscribers reside in, whereas prior to the rule having gone into effect on April 7, only seven states required direct access for the patient.

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

Additionally, we plan on continuing to expand our consumer market through strategic partnerships with major national and local pharmacies, nurse advocates and home healthcare specialists, all of whom have significant one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, starting in 2012, we created a retail consumer model through the use of Prepaid Personal Health Record cards which has evolved into a Personal Health Record Kit. Offered in packages of both 6 Months and 12 Months (the latter including Concierge Service), the Personal Health Record Kit is being sold through retailer and etailer outlets including pharmacies. We are also expanding our presence into the wellness and prevention market.

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

During the second week of October, we announced the launch of a nationally syndicated television advertising campaign through Associated Television International for our MyMedicalRecords Personal Health Record Kit with retailer tags to national retailers including Walgreens and drugstore.com. The campaign focuses on the features and benefits of having a Personal Health Record both for a family's healthcare and as part of their disaster preparedness plan. Additionally, we are continuing to use online advertising to take advantage of awareness in online health management following the hundreds of millions of dollars in advertising spent on Healthcare.gov. We continue to deploy key word advertising, per enquiry affiliated advertising and marketing programs, smartphone advertising and other online interactive media campaigns where our products and services are offered through marketing partners which include online publishers and other health-related websites whereby we can bring Personal Health Records to customers on a "Per Acquisition" basis. This means MMR only pays them if we receive a paid subscription. This program gives MMR the ability to put its marketing message in front of millions of new viewers, in a targeted manner, without having to pay costs of advertising upfront. The Company is also utilizing social media (YouTube, Facebook, Twitter, Instagram) to build greater awareness for our products and services, to enhance brand loyalty for our MyMedicalRecords PHR, and to connect with a greater number of potential users. .

Results of Operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013

Revenues

Revenues for the three months ended September 30, 2014 and 2013 were $1,896,271 and $112,569, respectively, an increase of $1,783,702 or 1,584,5%. The increase for the quarter was primarily due to increased biotech licensing fees. Revenues for the nine months ended September 30, 2014 and 2013 were $2,437,095 and $535,146, respectively, an increase of $1,901,949 or 355.4%. The increase for the nine months ended September 30, 2014 was primarily due to increased biotech licensing fees.

Cost of revenue

Cost of revenue for the three months ended September 30, 2014 and 2013 was $88,960 and $93,825, respectively, a decrease of $4,865 or 5.2%. Cost of revenues for the nine months ended September 30, 2014 and 2013 were $230,402 and $198,079, respectively, an increase of $32,323 or16.3%. The increase for the nine months ended September 30, 2014 was primarily due to higher website development maintenance and support fees.

Gross profit for the three months ended September 30, 2014 and 2013 was $1,807,311 and $18,744, respectively, an increase of $1,788,567 or 9,542.1%. The increase for the quarter was primarily due to increased biotech licensing fees which did not occur in the same period in 2013. Gross profit for the nine months ended September 30, 2014 and 2013 was $2,206,693 and $337,067, respectively, an increase of $1,869,626 or 554.7%. The increase for the nine months ended September 30, 2014 was primarily due to increased biotech licensing fees.

Operating expenses

Total operating expenses for the three months ended September 30, 2014 and 2013 were $1,455,779 and $1,985,481, respectively, a decrease of $529,702 or26.7%. The decrease for the quarter was primarily due to a reduction in investor relations expenses, salaries, and marketing consulting fees as the Company works towards streamlining expenses. Total operating expenses for the nine months ended September 30, 2014 and 2013 were $4,676,026 and $4,821,122, respectively, a decrease of $145,096 or 3.0%. The decrease for the nine months ended September 30, 2014 was primarily due to a reduction in investor relations expenses, salaries, marketing consulting fees as the Company works towards streamlining expenses.

General and administrative expenses for the three months ended September 30, 2014 and 2013 were $1,186,972 and $1,500,914, respectively, a decrease of $313,942 or 20.9%. The decrease was primarily due to a reduction in investor relations expenses, salaries, and consulting fees. General and administrative expenses for the nine months ended September 30, 2014 and 2013 were $3,530,193 and $3,394,570, respectively, an increase of $148,123 or 4.4%. The increase for the nine months ended September 30, 2014 was primarily due to higher non-cash stock base compensation expenses, director fees, insurance, and amortization of patents.

Sales and marketing expenses for the three months ended September 30, 2014 and 2013 were $261,553 and $459,353, respectively, a decrease of $197,800 or 43.1%. The decrease for the three months ended September 30, 2014 was primarily due to lower business development fees and marketing consulting fees. Sales and marketing expenses for the nine months ended September 30, 2014 and 2013 were $1,087,943 and $1,368,096, respectively, a decrease of $280,153 or 20.5%. The decrease for the nine months ended September 30, 2014 was primarily due to lower business development fees and marketing consulting fees.

Technology development expenses for the three months ended September 30, 2014 and 2013 were $7,254 and $25,214, respectively, an increase of $17,960 or 71.2%. Technology development expenses for the nine months ended September 30, 2014 and 2013 were $57,890 and $58,456, respectively which remained relatively flat.

Other Income

Other income for the three months ended September 30, 2014 and 2013 was $1,672,820 and $6,650, respectively. Other income for the nine months ended September 30, 2014 and 2013 was $1,672,820 and $16,884, respectively. The Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable that are more than four years old with no current activity. The increase to other income is mainly due to the application of such policy and the Company's ability to leverage its cash position to settle outstanding payable balances with discounted amounts which are favorable to the Company. The.

Interest and Other Finance Charges, Net

Interest and other finance charges for the three months ended September 30, 2014 and 2013 were $104,031 and $283,229, respectively, an increase of $179,198 or 63.3%. The decrease for the quarter was primarily due to increased interest expense related to convertible notes. Interest and other finance charges for the nine months ended September 30, 2014 and 2013 were $362,678 and $434,918, respectively, a decrease of $72,240 or 16.6%. The decrease for the nine months ended September 30, 2014 and 2013 was primarily due to increased interest expense related to convertible notes.

Net loss

As a result of the foregoing, net income for the three months ended September 30, 2014 was $1,920,321 and net loss for the three months ended September 30, 2013 was $2,243,316, an increase of $4,163,637 or 185.6%. Net loss for the nine months ended September 30, 2014 and 2013 was $1,159,191 and $4,902,089, respectively, a decrease of $3,742,898 or 76.4%.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10- Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2013 financial statements for the year ended December 31, 2013 related to the uncertainty of our ability to continue as a going concern. As of September 30, 2014, our current liabilities of $9.8 million exceeded our current assets of $1.9 million by $7.9 million.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of September 30, 2014, our current liabilities exceeded our current assets by $7.9 million. We have incurred net income of $1,920,321 and net loss of $2,243,316 for the three months ended September 30, 2014 and 2013, respectively, and net losses of $1,159,191 and $4,902,089 for the nine months ended September 30, 2014 and 2013, respectively. At the current level of borrowing, we require cash of $275,000 per year to service our debt. Furthermore, not including debt service, in order to continue operating our business, we use an average of $278,000 in cash per month, or $3.3 million per year. At this rate of cash burn, our existing current assets combined with future anticipated financing activities and proceeds from sales will sustain our business for less than one year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Ninth Amended Note (which had a balance of $1.45 million at September 30, 2014), amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2014 are as follows: $0.94 million, which is included in the line of credit, related party; and $0.51 million for other obligations due to The RHL Group, which is included in related party payables.

Traditionally, we have relied on the sale of stock and convertible debt as well as draws from the RHL Group line of credit to finance our activities. As of September 30, 2014, we had a line of credit with The RHL Group in the amount of $4.5 million. As of September 30, 2014, availability under this line of credit was $1.73 million. Furthermore, we may utilize portions of our standby equity facility with Granite as needed. Additionally, we raised $200,000 and $1,879,300 in convertible debt during 2014 and 2013, respectively and $1,068,420 and $65,500 in direct sales of common stock during 2014 and 2013, respectively. We expect to continue offering a limited amount of convertible debt and common stock in 2014. We also expect sales from MMRPro, our prepaid Personal Health Record kits, and fees from patent licensing and settlement agreements to generate revenue and reduce annual cash burn from operations.

Cash Flows for the nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Net cash provided by operating activities for the nine months ended September 30, 2014 was $226,382, compared to net cash used of $2,174,399 in the similar period in 2013. In 2014, we had a net loss of $1,159,191, plus non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, accounts payable write-off, and stock compensation expense) of $194,780, less changes in operating assets and liabilities of $1,580,353. In 2013, net cash used in operating activities of $2,174,399 was comprised of a net loss of $4,902,089, less similar non-cash adjustments of $1,964,196, less changes in operating assets and liabilities of $763,494. Compared to 2013, the operating cash flow activities in 2014 were higher primarily due to a the Company's application of its accounts Payable write-off policy and the Company's ability to leverage its cash position to settle outstanding payable balances with discounted amounts which are favorable to the Company .

Net cash used in investing activities in the nine months ended September 30, 2014 and 2013 totaled $300,495 and $430,596, respectively. Compared to 2013, investing activities in 2014 were lower mainly due to a decrease in costs of patents.

Net cash provided by financing activities in the nine months ended September 30, 2014 and 2013 totaled $1,555,264 and $2,574,918, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes and common shares. Compared to 2013, financing activities in 2014 were lower primarily due to a decrease in convertible notes and line of credit activities.

As of September 30, 2014, we had cash and cash equivalents of $1,491,510, compared to $6,578 as of September 30, 2013.

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

Our entry into the Cooperation Agreement described above constitutes the creation of a direct financial obligation as described above. As of September 30, 2014, we have not incurred obligations to fund the joint venture nor has there been any activity to date.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 5 - Commitments and Contingencies under the "Litigation Matters" section of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 10-Q, filed with the SEC on August 14, 2014, involving sales of our securities that were not registered under the Securities Act. Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) all the securities listed below were issued with restrictive legends:

On various dates between July 31, 2014 and September 18, 2014, we entered into five different Stock Sales Agreements with five different unrelated third-parties to sell 6,000,000 shares of our common stock for a total of $126,500.

On August 8, 2014, we granted an unrelated third-party 250,000 shares of common stock at $0.06 per share in consideration for services of $15,000.

On August 11, 2014, we granted an unrelated third-party 350,000 shares of common stock at $0.0429 per share in consideration for services of $15,000.

On September 4, 2014, we granted an unrelated third-party 1,500,000 shares of common stock at $0.05 per share in consideration for services of $75,000.

On September 10, 2014, we granted an unrelated third-party 100,000 shares of common stock at $0.05 per share in consideration for services of $5,000.

On September 11, 2014, we granted an unrelated third-party 333,334 shares of common stock at $0.03 per share in consideration for services of $10,000.

On September 12, 2014, we granted an unrelated third-party 100,000 shares of common stock at $0.05 per share in consideration for services of $5,000.

On October 15, 2014, we granted an unrelated third-party 333,334 shares of common stock at $0.03 per share in consideration for services of $10,000.

On October 28, 2014, we granted an unrelated third-party 500,000 shares of common stock at $0.04 per share in consideration for services of $20,000.

On October 29, 2014, we granted an unrelated third-party 750,000 shares of common stock at $0.03 per share in consideration for services of $22,500.

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

Date: November 13, 2014

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