Form 10-K
period 2014-12-31
MMRGlobal, Inc.
filed 2015-03-31
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period __________ to ______________,

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

      As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock was $21,552,658 based on 743,195,098 shares issued and outstanding on such date and a closing sales price for the registrant's common stock of $0.029, as reported on the OTC BB on such date.

      As of March 10, 2015, the registrant had 778,972,739 shares of common stock outstanding.

MMRGLOBAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2014
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

On March 28, 2012 we formed a subsidiary, which we named Expression Systems, LLC, exclusively to hold a certain group of insect samples from the Merger which we believe are an intricate part of the manufacturing process of the FavId™/Specifid™ idiotype vaccine. In the fourth quarter of 2014, the Company started plans to dissolve Expression Systems, LLC in favor of keeping any such samples it may own in MMR.

Our Business Subsequent to the Merger

Following the Merger, we adopted MMR Inc.'s business of empowering consumers to manage their Personal Health Records ("PHR") and other important documents, whether paper-based or digital, and by doing so, to better control and organize their lives overall. Starting in 2005, MMR Inc. began filing patents for PHRs that could be used by any person or any healthcare professional anywhere in the world regardless of the technology on the other end. Today, we provide secure online storage and patented document management solutions for Personal Health Records and other important documents such as insurance policies, deeds, driver's license, IDs, passports, estate planning documents, advance directives, photos, as well as legal and travel documents among others.

We expanded our operations and added document imaging, storage and management solutions as a product line directed to healthcare professionals. The product is called MMRPro and it is designed to eliminate paper and allow healthcare professionals to run their medical offices without dramatically changing the way they operate allowing them to store and share health records with their patients on a real-time basis.

We currently have numerous Health Information Technology ("HIT") and Biotech patents issued, pending, and applied for in the United States and numerous other countries around the world. We are also continuing to file new patent applications and continuation applications. As a result, we have evolved from an operating business selling products and services to consumers and healthcare professionals to a company whose value proposition is based on a combination of factors including:

  A Personal Health Records company specializing in storing and sharing medical records and other important documents for consumers and healthcare professionals
  A document imaging and management company for healthcare professionals
  A licensor of Biotech Intellectual Property based on a portfolio of biotech assets developed at a cost of more than 100 million dollars; and
  A licensor of Health Information Technology patents and other Intellectual Property in numerous countries around the world

Business Overview

The following description of our business relates to our current business and operations.

We currently offer a suite of secure, online products that empower consumers and professionals alike to manage medical records and other important documents in their life and business, whether paper-based or digital. These online products include: (i) MyMedicalRecords.com, an online PHR secure system for the entire family including pets; (ii) MyEsafeDepositBox, an online secure document storage system; (iii) MMRPro, an integrated scanning and web-based document management solution for healthcare professionals; and (iv) private-label PHR and MyEsafeDepositBox storage solutions.

Since inception, MMR's health IT business has evolved from a development company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. During 2014, developments in the industry proved positive for us as a licensor of both HIT solutions and biotech assets. The Company's patented Personal Health Records products and services benefited from the need for eligible healthcare professionals to provide over 50% of patients online access to their health information such as through a PHR or patient portal starting in 2014. This was part of the patient engagement requirements under Meaningful Use Stage 2 which were finalized in August 2012 in order for eligible healthcare professionals to fully qualify for payments under the EHR Incentive Program mandated through the 2009 Health Information Technology for Economic and Clinical Health Act ("HITECH Act"), and usage is expected to expand and be more dynamic with Stage 3 Meaningful Use requirements. We anticipate that we will continue to benefit from patient engagement measures as a result of government mandates and also because of factors driven by the private sector, such as consumers having to take on a greater share of their healthcare costs, employer worksite wellness programs, the web-based personal medical home and Telemedicine platforms, and the interest in web-based social networking and the Health 2.0 movement.

We also believe that the Company's PHR products and services will continue to grow based on the fact that they are uniquely interoperable and are designed to address issues of consumer theft of protected health information based on the fact the Company's products and services rely in part on using encrypted images which are otherwise not attractive to hackers of protected health information. This means that each medical record (document) is encrypted at all times when residing in our storage systems and can only be accessed in a viewable form when the authorized user, family member or healthcare professional has proper authentication AND credentials to view that medical record (document).  This is especially important at this time when theft of medical records is prevalent and widely reported in the media because even if an unforeseen massive data breach occurred at a hosting facility, any encrypted documents would not be viewable by an unauthorized entity.

Industry developments coupled with patented protection of our proprietary technology, which are discussed further below, are expected to increase demand for our products and services over time. MMR's vision from the start was to provide patients and families with an easy-to-use online system for accessing their medical records and other important documents and securely sharing them with all their healthcare providers using MMR's proprietary technology platform. Since our company began, we have made it our mission to ensure the patient shares in the electronic exchange of his or her health data along with their providers so they can make the informed decisions necessary to better manage their care and participate in cost savings that can accrue from timely access to information. We believed it was especially important for individuals and families to have access to their critical health information in the event of an emergency, from an individual emergency to a widespread natural disaster like Hurricanes Katrina and Sandy. So we conceived of multiple ways this communication could connect and be interoperable with various entities and we filed hundreds of patents and claims to this effect. We also maintain agreements in place with Alcatel-Lucent ng Connect and Microsoft® HealthVault® to integrate our services with their platforms as demand for access through their member platforms increase in the marketplace.

We currently own thirteen U.S patents, five of which were issued in 2014, that involve inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record Systems. These include U.S. Patent Nos. 8,117,045; 8,117,646; 8,121,855; 8,301,466; 8,321,240; 8,352,287; 8,352,288; 8,498,883, 8,626,532; 8,645,161; 8,725,537; 8,768,725 and 8,775,212. The MyMedicalRecords, Inc. patent portfolio, with over 300 issued claims, also includes 19 pending U.S. applications with more than 300 claims. Our most recent health IT patent issued by the United States Patent and Trademark Office ("USPTO"), No. 8,775,212 entitled " Electronic Health Records in Clinical Trials," is directed to methods and systems which provide for self-reporting in clinical trials and represents a whole new patent and not a continuation patent. Internationally, MMR holds 11 foreign patents, including two in Australia, three in Mexico, two in South Korea, with others in New Zealand, Singapore, Japan and Canada, and 23 other pending patent applications in foreign countries or regional authorities which additionally include China, Hong Kong, Israel and Europe.

We also continue efforts to maximize the current and future value of the biotech assets acquired from the Favrille, Inc. Merger completed in January 2009. These assets include, but are not limited to, the exploitation and licensing of patents, data and samples from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ idiotype vaccine, and the anti-CD20 antibodies. Anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin's Lymphoma (NHL) and additional B-Cell mediated conditions such as rheumatoid arthritis. We understand the anti-CD20 antibody assets are potential candidates for the next generation of a Rituximab-type therapy. Rituximab is marketed under the trade name Rituxan® in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera® by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan® is one of the world's most successful monoclonal antibodies with reported annual sales of over USD $7.5 billion in 2013. We are also focused on dividing and selling patient samples including tumor samples and data accumulated at a cost of more than $100 million during the Company's FavId™ vaccine trials.

2014 Business Developments

Overview:

In 2014, based on government regulations, industry growth and increased awareness, the licensing of our health IT patents became a key focus of our business. Of the thirteen U.S patents, involving inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record Systems, five U.S. patents were issued in 2014. Also in 2014, MMR had new patents approved in Mexico, South Korea and New Zealand.

We utilize the services of McKee, Voorhees & Sease, our patent prosecution counsel since the filing of MMR's first patent applications in 2005, to file new applications with the United States Patent and Trademark Office ("USPTO"). In addition, we currently use Liner LLP ("Liner") in contacting prospective infringers of our IP and in several cases file actions on companies we believe infringe. Our patent licensing efforts are ongoing and we continue entering into agreements regarding our health IT patents in an effort to create strategic business relationships and/or license our patented technology. One such Agreement signed in the fourth quarter was with CVS Pharmacy, Inc. on behalf of itself and its affiliates (collectively, "CVS").

Adding to our biotech intellectual property portfolio, in January 2014, we received our fourth U.S. patent from the U.S. Patent and Trademark Office for a "Method and Composition for Altering a B Cell Mediated Pathology" (Patent No. 8,637,638). Additional continuation patent filing has also been pursued in the U.S. to obtain still further protection for the compositions and methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer. Foreign patents have also been granted for this technology in Europe, Hong Kong, Singapore, Japan and Mexico. In late 2013, we finalized the validation in countries of commercial interest for the European Union patent (European Patent No. 01979228.2) directed at "Method and Composition for Altering a B Cell Mediated Pathology," protecting the manufacturing of our B-cell vaccines (which was under appeal in Europe for some time). This issued patent is currently validated in numerous countries of commercial interest including the United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium. Our biotech patent portfolio of U.S. and foreign patents relating to the manufacture of the B-cell vaccines has expiration dates of August 2021 or later.

The biotech intellectual property portfolio also includes patents and applications directed to "Antibodies and Methods for Making and Using Them." After the first U.S. patent protecting anti-CD20 monoclonal antibodies was issued in 2013 (Patent No. 8,465,741), followed by the first Australian patent (2007338607) and thereafter South Korean patent (10-2009-7015196), our second U.S. patent was approved by the USPTO in 2014 (Patent No. 8,945,550), giving the Company five issued patents for our antibody assets. The Company's antibody patents, with expiration dates of September 2027 or later, provide market protection of our specific antibodies that have particular utility in fighting cancers. Patents for our antibodies are also pending in a number of additional countries including the United States, Australia, Brazil, Canada, China, Hong Kong, India, Europe, Japan and Korea. All together, these patents and pending applications represent a valuable addition to our biotechnology portfolio acquired as a result of MMR's reverse merger with Favrille, Inc. in 2009. Favrille invested more than $100 million in research and development on its FavId™/Specifid™ vaccine trials and use of customized tumor cells to treat lymphoma patients and other technologies. MMR has continued to make progress in protecting our IP, including our anti-CD20 antibodies, and seeks licensing agreements that include milestone payments such as what we have with Celgene.

Although we continue to seek ways to maximize the value of our biotech assets through licensing and strategic business opportunities with universities and other biotech companies, we remain focused on our primary business, which is the development and distribution of the MyMedicalRecords Personal Health Record, sales of the MyMedicalRecords Personal Health Record Kit, MMRPro, renewal of existing contractual customer relations, and the development and creation of other related product solutions in health IT, as well as the protection and enforcement of our intellectual property to the extent reasonably practical. The growth in Telemedicine is expected to fuel the value of our IP because Telemedicine portals require connectivity to the patient, giving MMR the opportunity to increase revenue by offering a combined Alcatel-Lucent platform with MMR's patented PHR through organizations and employers with direct connection to the doctor and wellness management tools. We also plan to expand our presence in mHealth with our mobile apps platforms launched in the first quarter of 2015.

We expanded the visibility of our PHR product with the launch in April 2014 of the MyMedicalRecords Personal Health Record Kit. MMR offers and sells the MyMedicalRecords PHR Kit through retailers that have more than 30 million purchasers of online products and services visiting their sites per month. The package and materials inside the kit provide information on the PHR service to encourage both initial purchase and then active use. Because the kit contains emergency materials to attach to personal identification as well as emergency wallet cards, emergency personnel will be able to access a user's account in the event of a medical emergency, thus reinforcing the special Emergency Login feature of the MMR product.

The growth in demand for PHRs is reflected in our strategic relationships with licensees and other partners such as 4medica, Claydata, drugstore.com, Walgreens.com, Whole Foods Market, XN Financial, Interbit Data, Coverdale, Fairway Physicians Insurance Company, Vida Senior Resources and Cerner Corporation. In 2014, tours.com and sightseeing.com announced they were offering MyMedicalRecords to travel agents through a travel agent affiliate partner program. We continue to work with 4medica in integrating our PHR with laboratory reporting services which are used by more than 30,000 doctors nationwide. We also are working with 4medica to create a "fax portal" for their more than 30,000 doctors to facilitate better handling of the still large number of lab results that are paper-based in their network. We also have completed our initial implementation with the 4medica Electronic Medical Records system. Now, when consumers enroll in a MyMedicalRecords Personal Health Record account, their data can be sent into 4medica in HL7 format so that a Medical Record Number (MRN) can be established in 4medica.

In February 2014, the federal regulatory environment became more favorable to these efforts with the passage of a final rule that amended the Clinical Laboratory Improvement Amendments of 1988. This has opened the door to meaningful licensing and settlement communication with laboratory providers and others. The rule removed the legal barriers which had prevented patients from receiving laboratory results direct from the labs without prior authorization from their doctor in all 50 states plus the District of Columbia. So with 4medica, laboratory information can now be made available directly into MMR accounts, without many of the limitations of which state subscribers reside in, whereas prior to the rule having gone into effect on April 7, only seven states required direct access for the patient.

Having entered into another term of our Agreement with Whole Foods Market, Medical and Wellness Centers Inc. ("WFM"), MMR is continuing to provide a customized version of the MyMedicalRecords Personal Health Record that connects directly to the EMR system(s) utilized by WFM. Users can fill out patient registration and authorization forms from within the PHR and selected data in the forms are sent as HL7 into a 4medica EMR so that patient demographics are fully populated in the EMR. Because we are sending data in standard HL7 and PDF formats, this can also work with any EMR system.

Additionally, we plan on continuing to expand our consumer market through strategic partnerships with major national and local pharmacies, nurse advocates and home healthcare specialists, all of whom have significant one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, starting in 2012, we created a retail consumer model through the use of Prepaid Personal Health Record cards which has evolved into the Personal Health Record Kit. Offered in packages of both 6 Months and 12 Months (the latter including Concierge Service), the Personal Health Record Kit is being sold through retailer and etailer outlets including pharmacies such as drugstore.com and Walgreens.com. We are also expanding our presence into the wellness preventative health and life extension market.

In 2014, we also announced the launch of a nationally syndicated television advertising campaign through Associated Television International for our MyMedicalRecords Personal Health Record Kit with retailer tags to national retailers including Walgreens and drugstore.com. The campaign focuses on the features and benefits of having a Personal Health Record both for a family's healthcare and as part of their disaster preparedness plan. Additionally, we are continuing to use online advertising to take advantage of awareness in online health management following the hundreds of millions of dollars in advertising spent on Healthcare.gov. We continue to look for opportunities to deploy key word advertising, per enquiry affiliated advertising and marketing programs, smartphone advertising and other online interactive media campaigns where our products and services are offered through marketing partners which include online publishers and other health-related websites whereby we can bring Personal Health Records to customers on a "Per Acquisition" basis. This means MMR only pays if we receive a paid subscription. This program gives MMR the ability to put its marketing message in front of millions of new viewers, in a targeted manner, without having to pay costs of advertising upfront. The Company is also utilizing social media (YouTube, Facebook, Twitter, Instagram) to build greater awareness for our products and services, to enhance brand loyalty for our MyMedicalRecords PHR, and to connect with a greater number of potential users.

Our Products

Our suite of secure, web-based products all are built on proprietary, patented and patent-pending technologies that allow users to easily store, organize, retrieve and share their protected health information and other data in a timely and secure manner from anywhere in the world.

MyMedicalRecords - An Online Personal Health Record

Our consumer product, "MyMedicalRecords," is an easy-to-use, secure web-based PHR system, which allows documents, images and voice mail messages to be transmitted in and out of our system using a variety of methods, including fax, voice, and file upload. Most importantly, our system doesn't require or rely on any specific Electronic Medical Records ("EMR") platform to work; a consumer's MyMedicalRecords PHR can store and maintain medical records that are sent from any of the consumer's healthcare providers. A MyMedicalRecords PHR can receive and store medical records in a variety of secure formats, including image, voice, and discrete data in HL7, XML or other formats, that are exported or communicated from EHR, EMR or Telemedicine systems. The account holder receives a notification at virtually the same time new information is received in our system from their healthcare provider. This notification can be sent to up to three different user e-mail addresses (including text-enabled cell phones and smartphones). Our PHR is secured not only by a unique user ID, but also by multiple passwords. Further, the consumer can access his or her files via the Internet or a web-enabled phone and, using an intuitive, customized filing system, can categorize, annotate and file his or her records in a way that makes sense to him or her and that maximizes his or her easy access and subsequent retrieval of the records. In addition to giving each consumer greater control over his or her own PHR, each consumer can also quickly and easily print, download, e-mail or fax records from his or her PHR, sharing this information with healthcare providers and others as he or she moves through the continuum of care.

The Company is constantly in the process of evolving its products and services and adding new features that will facilitate connectivity with other systems such as Electronic Medical Records and platforms including mobile devices. We recently launched our mobile app that provides access to the MyMedicalRecords Personal Health Record service, allowing patients to easily access their PHR in a mobile optimized environment. Prior to this, we have also implemented new features that facilitate connectivity with any standalone EMR systems and other Electronic Medical Records systems, and laboratory reporting systems. Using an HL7 interface we are able to populate data, such as that required in a Continuity of Care Document, and send it as well as lab test results, medication lists and other discrete data directly to the consumer's MyMedicalRecords PHR. Further, and at the consumer's option, the system can electronically transmit PDFs from the consumer's confidentially maintained PHR directly into an EMR or EHR. We believe this robust multi-way communications capability will increase adoption of our system by consumers, vendors, and healthcare providers alike because our system can operate interoperably as a patient portal that can share electronic data across and between those with a need to access and use that data.

We are currently selling our MyMedicalRecords PHR product directly to consumers, corporations (as an employee benefit), physicians, small hospitals, surgery centers, other healthcare professionals including nursing associations, retail pharmacies, veterinarians, and to affinity organizations as a "value-added" service for their members or clients. In April 2014 we introduced a Prepaid Personal Health Record Kit which is currently on sale at Walgreens.com and drugstore.com representing more than 30 million consumers nationwide. The kit can also be sold through healthcare professionals, home healthcare agencies and facilities, and patient advocates. We also have experience selling to insurance companies, unions and employers.

Our PHR is also offered both via the MyMedicalRecords web site and as a private-labeled product. When sold to employers and/or affinity groups, we count members as individuals who have received paid access to the MMR system through their employers' benefit programs or as a member benefit from a respective affinity group. We count users as the individuals in that member group that activate and commence usage of their individual PHR account. In addition, the MyMedicalRecords PHR is an important component of the MMRPro professional document management and imaging system, which we are providing to physician offices and other healthcare professionals (See section on "MMRPro").

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

Users also have the ability to fax records out of their MyMedicalRecords PHR account using an integrated Internet fax service at no additional cost. This feature gives users the ability to easily share information with multiple providers with the privacy of web-based faxing that doesn't require them to print out documents and then place them in a physical fax machine. This feature also transforms the PHR into a proprietary integrated fax messaging service, which we believe provides a significant competitive advantage over other PHRs.

The MyMedicalRecords.com Personal Health Record allows patients to store and manage their records and share information with providers, as they move along the continuum of care.

The MyMedicalRecords PHR product is designed to enable consumers to store their important medical records and other health information in one central and secure place online where they can manage those records and control how they are accessed and shared. The market for our products is significant. While every healthcare consumer in the U.S., as well as those in other countries, is a potential user of the MyMedicalRecords PHR product, we believe that our product has the greatest appeal to the following particular market niches:

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
  The newly insured under the Affordable Care Act who need the tools to better control their out-of-pocket expenses;
  Consumers who are caring for their "senior" parents and who need their parent's current medical information readily available in case of their parent's unexpected illness or emergency situation;
  Consumers with newborns who will be able to build a complete medical file for the newborn, one that can be maintained and updated throughout the newborn's entire life;
  Employees who need to change physicians and other healthcare providers when their employer changes health insurance plans and who therefore need to manage transferring their health information to new providers;
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
  Corporations seeking to offer their employees a valuable benefit, e.g. companies implementing workforce wellness programs and those with expatriate employees;
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

We also offer a value-added service to our MyMedicalRecords PHR which we call Personal Touch. When a user enrolls in Personal Touch, their records are collected on their behalf and organized and placed into their PHR. Personal Touch is included in certain of the Company's subscription services and is also sold separately as an additional service from the basic MyMedicalRecords Personal Health Record service.

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

  Integration with Electronic Medical Record Systems and Laboratory Reporting Services.

We are integrating our PHR with laboratory reporting services, Electronic Medical Record and Electronic Health Record systems, beginning with 4medica, an integrated iEHR, which is used by physicians nationwide. We created a messaging interface which was launched in 2013. In this workflow, the MyMedicalRecords Personal Health Record is able to exchange discrete data, such as patient demographic information and lab test results, with the clinical system. In addition, standard reports from the EMR system, such as the Continuity of Care Document (CCD) can be transmitted into the PHR either in PDF or discrete data format.

  Forms Management and Electronic Signature

The MyMedicalRecords Personal Health Record also now supports the completion and secure electronic signing of doctor office forms. So a participating provider who offers the product to his or her patients can have them complete and sign Patient Intake, Registration, Consent and other forms before they get to the office. MyMedicalRecords can transmit the forms directly into a doctor's clinical system. This creates a major efficiency benefit for the doctor's office.

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

  Emergency Login For Physicians and Other Emergency Response Personnel

Users can create a special password, one for each family member, which doctors and other emergency response personnel can use to gain access to the particular family member's medical records in the event of a medical emergency. This password grants access to an account but does not allow any additions, changes or deletions to be made to the account. In addition, users can decide which records a doctor will be able to see in an emergency situation. Users can write this password on an emergency sticker they receive when they enroll in our MyMedicalRecords PHR service, which can be affixed to a driver's license or personal ID. Ten durable emergency wallet cards are also included in the MyMedicalRecords Personal Health Record Kit for family members. Users can also include a photograph in their emergency profile.

  Health Information Library

Users of selected benefit programs have the option to access wellness programs and interactive audio and visual health encyclopedias, licensed from third-parties, in both English and Spanish.

  Telemedicine.

We have integrated our PHR with the Alcatel Lucent ng Connect Telemedicine suite. This takes data directly from wireless Bluetooth monitoring devices, such as blood pressure monitors, and deposit readings directly into the MyMedicalRecords PHR. We believe that these enhancements will increase usability and make it easier for consumers to view their important medical records.

Mobile application are also available for the MyMedicalRecords PHR and are currently available for Android tablets and smartphones. We expect our mobile version for iOS (iPhones and iPads) to be available to consumers in April 2015.

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

We also have a MyBlueButton.com initiative where the Company plans to allow veterans and Department of Defense personnel and others to upload their health information from the Blue Button Initiative and/or MyHealtheVet account to a MyMedicalRecords PHR, where they can manage all their medical data and other important information in one secure location. In addition to safely storing their Blue Button data file, each MyMedicalRecords account comes with a password-protected voice mailbox, inbound and outbound fax, a drug interaction tool and many other features to manage and track their health. MyMedicalRecords also allows them to store medical records for their family members, including pets, in one account.

MyEsafeDepositBox - An Online Secure Document Storage System

Our "MyEsafeDepositBox" service is geared towards small businesses, the financial, insurance and legal services industries. MyEsafeDepositBox is based on the same technology and architecture as the MyMedicalRecords PHR product. However, rather than focusing on storing medical records, MyEsafeDepositBox is designed to provide secure online storage for medical records and any other vital, financial, legal and insurance documents such as wills and advance directives. MyEsafeDepositBox.com may be used as a virtual online "safe" and could serve as an essential part of any household's or business's disaster preparedness plan by securely storing important legal, insurance and financial documents that they cannot afford to lose. Such documents may include copies of insurance policies, deeds of trust, passport, birth certificate, photos of property and other vital documents in addition to medical records that are critical to retrieve in the event of a natural disaster such as an earthquake, hurricane, flood or fire.

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

A typical EMR implementation costs well in excess of $100,000 and can take several weeks or months to integrate into a doctor's practice. Even worse, during this implementation, a doctor's office is asked to significantly reduce their patient load by as much as 50% which means that the practice loses one-half of its revenue during the implementation period and possibly longer. In a healthcare economy where patient load is critical to a doctor's financial success, this can be very problematic. MMRPro is sold on a three-year license, which includes all hardware, software and system management.

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

  Integrated Fax Messaging

MMRPro supports both inbound and outbound Internet fax. While fax continues to be a major way doctors send and receive information such as lab reports, doctors are increasingly concerned about the privacy issues associated with a fax machine in an open area. MMRPro solves the problem by allowing faxes to be initiated from or delivered directly to admin or doctor computer desktops through its integrated fax messaging. Faxes, which are viewable as PDFs, can be assigned to different doctors in the practice and then filed as part of the patient record. Each practice receives one main fax number for the office, and then individual numbers can be assigned to each doctor in the practice.

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

The Market for Our Products

Demand for both our consumer and professional medical records products is driven primarily by the U.S. healthcare market and the need for health information technology products and services worldwide to control costs and improve care. The growth of health IT in the U.S. is spurred by billions of dollars in health IT spending and consumer awareness campaigns highlighting the importance of managing personal health information online through a secure Personal Health Record. With the complexity of the healthcare system, the ability for both patients and their providers to efficiently share information across a multitude of settings and systems is critical to achieving better outcomes and reducing healthcare spending.

MMR is marketing health information technology products to consumers online, in association with other health IT vendors, in connection with our new mobile platform, through employers' worksite wellness programs and through major retailers.

On the professional side, demand is increasing in the field of ambulatory surgical centers as well as other clinics looking for a cost-effective scanning and document management solution with high usability. Specialty practice areas such as pediatrics, chronic care illnesses and geriatrics are also key areas for expanding the MMRPro solution with our integrated patient portal, MMRPatientView, with upsell to a full-featured MyMedicalRecords PHR. Additionally, as the use of Telemedicine and Teleconsulting become more prevalent, MMRPro's patient portal and the MyMedicalRecords PHR are patented solutions that include user-friendly proprietary platforms to facilitate collaboration between doctors and other healthcare providers with patients.

In developing and marketing our products and services, we plan to continue to participate in the burgeoning consumer health information market and health IT market for patients and healthcare professionals who are impacted by federal legislation, including the HITECH Act that mandates and rewards widespread implementation of Electronic Health Records. Additionally, we believe that the healthcare reform legislation, the Patient Protection and Affordable Care Act ("ACA" / aka "Obamacare"), will ultimately stimulate a significant behavioral shift in how consumers manage and control their own health. The healthcare industry is implementing new processes to complement ACA's programs, e.g., the individual insurance mandate requiring most Americans to obtain insurance coverage, Accountable Care Organizations ("ACOs") with outcomes-based payment models that necessitate digital records to achieve coordinated care, and hospital readmission penalties, where Telemedicine solutions have a central role to play.

While the U.S. holds the largest share of the global healthcare information technology market, health IT is also a growth industry internationally, expected to continue increasing so that by 2017 the global market will expand at a compound annual growth rate of 7.0 percent. Countries sharing a common goal to control healthcare costs are looking to EMR and PHR solutions to achieve this. The global demand is evidenced by agreements and or other relationships in China, Australia, Canada, Japan, Kuwait and other countries in development to offer Personal Health Records and electronic document management and imaging services. Moreover, in a global economy, companies are increasingly sending employees overseas, a practice which is expected to increase demand for our MyMedicalRecords PHR among ex-pats, particularly in Europe and the Middle East. Also, with medical tourism on the rise with estimates of a $100 billion market, the need for medical records that are truly universal and can be accessed anytime from anywhere is being further fueled. It should be noted here that the growth of health IT at home and abroad is further impetus for ensuring the protection and enforcement of our patent portfolio worldwide. In light of the continued occurrence of emergencies and natural disasters, demand for both our MyMedicalRecords and MyEsafeDepositBox products are driven by relief and educational organizations, as well as by consumers and small businesses, with international focus based on tools that help in disaster preparedness and personal protection.

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

One of the most critical aspects of HITECH is its requirement to notify individuals if their PHI has been, or will likely be, disclosed without their individual authorization (i.e., there is a breach). We both recognize and fully support this requirement and are working to ensure our contracts with covered entities address and delineate all responsibilities associated with the breach notification process.

Healthcare and Health IT Industry Environment

Health information technology ("HIT") is at the forefront of efforts to reform the U.S. healthcare system, viewed as essential to controlling costs, improving care and saving lives. Starting in August 2012 when the Centers for Medicare and Medicaid Services ("CMS") released its final rule for Meaningful Use Stage 2, Personal Health Records moved to occupy a dominant position in the healthcare IT landscape because it was now a requirement that eligible professionals provide their patients timely online access to their health information. The commitment to achieve widespread adoption of Electronic Medical Records was legislated by the HITECH Act, which contained provisions allocating more than $27 billion to eligible professionals and hospitals that digitize their medical records systems through "Meaningful Use" of health IT.

In addition to demand created by HITECH, health IT is expected to continue opening up widespread market opportunities in the healthcare industry because the need to control healthcare costs is expected to remain at the top of the domestic agenda for some time. Healthcare spending reached an estimated $3.1 trillion in 2014, now accounting for about 17.6 percent of GDP, and is expected to reach $4.7 trillion by 2020.

We believe the need to control healthcare costs through 21st century solutions such as EHRs and PHRs supported by regulatory requirements will continue to drive health IT adoption. For instance, adding to the HITECH Act, the Affordable Care Act represents a significant opportunity. This law includes broadening health insurance to cover millions of Americans and as of February 2015 nearly 11.7 million consumers were enrolled in Health Insurance Marketplace coverage under the ACA. The expansion of newly insured individuals necessitates implementing new healthcare payment and delivery models, and funding programs that promote healthy behaviors to both prevent and manage chronic diseases, which account for more than 75 percent of healthcare treatment costs. We believe that the Affordable Care Act, widely known to many as Obamacare, and all the publicity that has accrued from it has helped to expand awareness of the responsibility consumers share in their healthcare costs and the need for such tools as Personal Health Records to help control their out-of- pocket spending.

Even though the ACA did not directly legislate for a federal incentive program for EMR/EHR adoption in the way that HITECH did, the components of the bill build on computerized medical records and the electronic sharing of information to achieve better results in line with the new outcomes-based reimbursement model of healthcare. So, for example, the challenges created by the influx of newly insured to better manage the cost of their care, or the efficiencies mandated by ACA in the form of Accountable Care Organizations that reward providers for quality of care rather than quantity, is expected to result in greater demand for health IT solutions. This is because they are critical for the coordination of care required to achieve improved outcomes, with Personal Health Records specifically having a positive impact in the way technology tools can lower the cost of care among defined populations.

Additional drivers of health IT that are becoming increasingly prevalent, and therefore create a favorable environment for the Company, are healthcare expansions into mobile platforms, consumers' ability to directly access their lab test results electronically from the lab facility, and emerging Telehealth/Telemedicine payment models that can advance the technology already available in service of connecting providers with their patients.. We are well-positioned to benefit from multiple technology integrations and the launch of our MyMedicalRecords mobile app. We anticipate more strategic partnerships with wireless providers as a result of our integrated communications platform which delivers a PHR that allows medical records to be shared among all healthcare professionals involved in a patient's care using Telehealth platforms.

With healthcare's continuing prominence on the national agenda and mandates to share medical information electronically across the whole spectrum of care, we anticipate that market conditions will remain healthy for the growth of our patented Personal Health Record products and services. Contributing factors that enable our products to benefit from the HIT value propositions in the marketplace include: the role of health IT in cost containment and improved patient outcomes through patient engagement and coordination of care, the impetus of HITECH stimulus, widespread implementation and incentivization of worksite wellness programs, America's aging demographics underscored by the wave of baby boomers entering Medicare, the rise of chronic illnesses and their cost, and an increasingly global and mobile world. Even with the challenges and uncertainties healthcare providers face in their day-to-day practice, they are continuing to move away from outdated paper-based systems and focus on spending strategic dollars on health IT as ROI given economic stimulus, the transition of healthcare to more of an outcomes-based reimbursement model, and the fact that increasing numbers of patients are becoming informed healthcare consumers who demand it.

Drivers for MyMedicalRecords PHR Market

Timely access to personal health information such as made possible by patient portals and PHRs, which were a convenience under Meaningful Use Stage 1, took center stage as a core requirement under Meaningful Use Stage 2 and signifies where health IT is headed now and into the future. Beginning in January 2014, over 50% of an eligible professional's patients need to start having the ability to access their health information online within four business days of the information being available, and these electronic access objectives are expected to be even more focused on patient usability with rule making for Stage 3 Meaningful Use requirements. Eligible hospitals need to make the information available to patients within 36 hours of discharge. The new requirements have resulted in understandable pressure for hospitals and physicians in the EHR Incentive Program managed by CMS, and the prospects of decreasing incentives and increasing penalties are also strong drivers for adoption.

The ACA's insurance mandate is also a driver for our PHR products and services. With ultimately over 30 million Americans expected to enter the insurance pool, it will become increasingly important for providers to have the kind of tools such as a PHR to communicate and engage with the patient population, and for patients themselves to control a greater part of their health destiny. . Additionally, ACOs need to rely on health IT solutions to make possible greater coordination of care that is such a critical part of the outcomes-based healthcare model being implemented. The ACA also imposes measures to reduce high hospital readmission rates. On October 1, 2012, penalties went into effect in the form of fines imposed by Medicare against hospitals that readmit patients within 30 days of discharge for the same complaint or procedure. The penalties are part of a multifaceted effort by Medicare to reward facilities based on how they meet certain care quality and patient satisfaction metrics. It is believed that many of these can be achieved by providing patients and/or caretakers with effective tools that enable them to readily have the information on how to comply with appropriate follow-up care. This also coalesces around the personal medical home model where remote patient monitoring enables data collection into a PHR to provide continuous and coordinated care. According to a report produced by the Deloitte Center for Health Solutions, "Connected Care: Technology-enabled Care at Home," the effective application of in-home technologies can produce a net result of potential annual savings of 20 percent or more if chronic conditions and post- hospitalization care is managed by involved consumers in their homes.

Social media and video contests are also being increasingly used to build PHR communities. MMR has joined with hundreds of other companies to "Take the Pledge" and we are utilizing our presence across the Internet using social media to engage consumers on the value of having a Personal Health Record for themselves and their family.

Organizations and enterprises not directly affected by Meaningful Use incentives are further promoting patient engagement, which is critical because they will perpetuate the demand for Personal Health Records far into the future. For example, employers are offering workplace wellness programs that reward employees for healthy behaviors to increase productivity and control insurance costs which are also supported by program policies in the ACA; health plans offer PHRs to patients to maintain data that monitors health progress in addition to claims data; pharmacies are growing their retail clinics and can offer PHRs for better care coordination and to offer health management tools such as prescription refill reminders; caregivers are placing PHRs at the top of their list of technology that can best support their practice issues; retailers can use PHRs as a tool to create stickiness and build loyalty programs at the point-of- sale; and wireless carriers are developing platforms for remote patient monitoring devices transmitted by smartphones into a patient's PHR for sharing by the entire medical team.

Internationally, while the U.S. holds the largest share of the global healthcare IT market, slated to grow domestically at a CAGR of nearly 20% during 2014-2018, health IT is also a growth industry internationally, expected to continue increasing so that by 2017 the global market will expand at a compound annual growth rate of 7.0 percent. Countries sharing a common goal to control healthcare costs are looking to EMR and PHR solutions to achieve this. Moreover, in a global economy, companies are increasingly sending employees overseas, a practice which is expected to increase demand for our MyMedicalRecords PHR among expats, particularly in Europe and the Middle East. Also, medical tourism is on the rise with estimates of a $100 billion market, and this fuels the need for medical records that are truly universal and can be accessed anytime from anywhere. It should be noted here that the growth of health IT at home and abroad is further impetus for ensuring the protection and enforcement of our patent portfolio worldwide. In light of the continued occurrence of emergencies and natural disasters, demand for both our MyMedicalRecords and MyEsafeDepositBox products are driven by relief and educational organizations, as well as by consumers and small businesses, with international focus based on tools that help in disaster preparedness and personal protection.

Finally, an ultimate driver for our products and services are consumers themselves. Through federal and state government initiatives, employer policies, and a stretched healthcare system, individuals and families are being challenged to take more responsibility for their health and healthcare costs and in response they are pushing for transparency. Studies show that patients who use a PHR are almost twice as like to be up to date with preventive services, and those who have access to their health information are able to make better decisions about their care which can translate into improved health and cost savings. So with increasing use of EHRs requiring patients be provided their personal health information in the form of a patient portal or Personal Health Record, Telemedicine and the development of mobile health apps, the use of social media to engage consumers in their healthcare, and pharmacies growing their retail clinics, we believe PHRs have a strong future as part of an overall health IT strategy. Moreover, our patented MyMedicalRecords PHR - Internet-based for 24/7 access, easy-to-use, private and secure, and multi-platformed for timely sharing of health data - fulfills what surveys reveal consumers are most looking for in a PHR, which is access to information online, privacy and security, the ability to track immunizations and monitor lab reports, communicate with doctors, and correct mistakes in their records.

Drivers for MMRPro Market

Doctors continue to be under increasing pressure to make their offices "digital" as mandated by the Federal Government in order to qualify for incentive payments of $44,000 per physician through Medicare and $63,750 per physician through Medicaid under the HITECH Act. Stimulus funds from HITECH are paid out in three stages of "Meaningful Use"; for example, a doctor under Medicare who qualified for funds in 2010 began receiving payments in 2011 and will continue to through the length of the program as they attest to the requirements. . Doctors who have waited until 2013 or 2014 to have EHRs in place will be eligible for smaller bonuses. Because of the short time horizons and high costs involved, many eligible professionals, despite the stimulus funds, continue to struggle with implementation of full-blown Electronic Medical Record systems. Studies cited in a Congressional Budget Office Report show that a three-doctor practice could spend as much as $162,000 in the first year to install and maintain a system. This doesn't include the "hidden" costs of lost revenue from having to reduce patient load and also delays in billing while a new system is being implemented. For hospitals, EHR implementation can run into many millions of dollars.

Regardless of the challenges healthcare providers face in converting to computerized medical records, Electronic Health Record adoption is well past the tipping point. Yet increasing numbers of users are expressing dissatisfaction with their system and many are struggling with attesting to Stage 2 of the Meaningful Use program. A 2013 Software Advice survey cited by CIO.com found that more than 30 percent of providers intended to replace their EHR system. We believe the costs and complexities of Electronic Health Records implementation under Meaningful Use, which have so far failed to achieve the interoperability originally envisioned, helps create dynamic market conditions to position the MMRPro system. MMRPro serves providers as a cost-effective bridge or adjunct to a full blown Electronic Health Records system while at the same time providing an integrated patient portal and access to a Personal Health Record.. Moreover, because the fax is still being used by a majority of healthcare providers, especially with their patients, MMRPro's electronic fax capability enables them to run their practice like they always have while digitizing their office or changing or upgrading their current system. Additionally, with the MMR Stimulus Program, incentives are offered either in place of, or in addition to, Meaningful Use payments, where it has been acknowledged that for smaller practices the perks offered by the government may not be enough by themselves. And when Meaningful Use incentives are removed from the equation altogether, as is the case with non-eligible professionals such as long-term acute care and rehabilitation facilities, our end-to-end, user-friendly solutions enable clinical data to be digitized and available across all sites of care.

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

Both companies and individuals are continuing to seek solutions that will allow them to safely backup - and quickly restore - any lost documents and data. We believe that our MyEsafeDepositBox product meets the need of a sub-set of this vast backup storage market, and we target individuals and businesses that want to find a secure, web-based solution for storing their most critical personal, financial, legal and insurance records, rather than those looking to back up the entire contents of their computer hard drive or corporate network. Moreover, as natural and man-made disasters continue to grow - from hurricanes, earthquakes, and floods to computer viruses and even terrorist attacks - a common denominator for recovery is access to information and documentation, and we believe our MyEsafeDepositBox product meets this need by offering users a safe and easy way to store, access and recover all of their important documents and vital records online.

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

We also offer private label versions of our MyMedicalRecords PHR product. In addition, we offer employee benefit programs to clients who want to provide MyMedicalRecords to their employees as an employee benefit, similar to affinity and membership group clients. We receive compensation under these agreements primarily on a membership basis in which we are usually paid based on the number of persons who are eligible to sign up for our service. In the affinity and membership group area, we continue to look for opportunities as organizations, unions and affinity groups want to give their members access to the MyMedicalRecords PHR or MyEsafeDepositBox. We expect that these groups will continue to create new programs that bundle the MyMedicalRecords PHR and MyEsafeDepositBox virtual storage vault with their services.

On December 22, 2010, we entered into a Non-Exclusive License Agreement with Celgene Corporation ("Celgene"). Pursuant to the terms of the Agreement, the Company licensed to Celgene, on a non-exclusive basis, the use of our clinical and scientific data related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information in the United States and Europe. In consideration for the rights granted under the Agreement, Celgene has paid the Company a total of $2,730,000 at this time. No further milestones are expected although the Company continues to work with Celgene on other opportunities with its clinical and scientific data biotech assets and other IP.

On December 9, 2011, we entered into a thirty million dollar Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management, LLC whereby we agreed to release SCM from prior patent infringement claims and granted SCM, on a non- exclusive basis, a license covering the use of MMR's Licensed Patents, which amongst other things, covers certain Licensed Products and/or Licensed Services to develop, make, have made, use, sell, lease, license, demonstrate, market and distribute the Licensed Products and/or Licensed Services under SCM's brand or private label for channel or distribution partners who purchase the SCM branded or Licensed Products and/or Licensed Services for resale to end customers. The Agreement contains customary provisions, as to the term of the Agreement, representations, warranties, and indemnities by each of the Company and SCM and was filed with the Securities and Exchange Commission as Exhibit 10-1 on Form 8-K on January 17, 2012.

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

Sales & Marketing Strategies

MyMedicalRecords PHR

Our marketing strategy for our MyMedicalRecords PHR product calls for continued focus on several main sales channels:

  Licensing

Since the issuances of our patents in the U.S. and numerous countries we are focused on licensing the use of our proprietary technologies for the provisioning of Personal Health Records and other HIT services. This includes licensing to other health IT providers.

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

  Affinity Groups and Membership Organizations.

Our MyMedicalRecords PHR product can be bundled with other health or insurance-related services. For example, a travel accident insurance company can include our MyMedicalRecords PHR product in its suite of emergency medical and repatriation services for travelers going abroad. Additionally, an affinity group, such as an alumni association or charitable organization, may offer our MyMedicalRecords PHR product as a recruitment or renewal tool. We plan on continuing to utilize outside sales representatives who specialize in selling services to these market segments.

  Travel Companies and the Travel Industry

We believe that travelers, specifically Expats, can represent a strong market for our products because these products are designed to enable travelers to access to their medical records, or other important documents (copies of passports, credit cards, etc.), in the event of an emergency when they are away from home. We plan to market our products to airlines, hotels, automobile clubs and other travel-related companies and organizations as well as to advertise on travel-related websites to reach this market.

  Private Label Branding

Our MyMedicalRecords PHR product is designed to allow site pages to be customized with a corporate, affinity group or membership organization logo and content that is specific to that entity. The technology built into our MyMedicalRecords PHR product also is designed to allow companies, groups or organizations to instantly communicate with hundreds or even thousands of employees in the event of an announcement or emergency situation at no additional cost to MMR or in many cases, the client.

  Direct to Consumer Marketing

We intend to continue to focus on marketing our MyMedicalRecords PHR product directly to consumers via both online and off-line advertising vehicles. We have produced a series of television ads that are shown on syndicated television shows. The ads can be seen at www.mmrontv.com. We continue to test pay-per-click advertising using booth Google Adwords and the other targeted platforms such as Facebook. In addition, we plan on continuing to exploit our relationship with E-Mail Frequency LLC continuing to test different e- mail creative, both text and HTML, as well as campaigns to target direct to consumer sales. Our MyMedicalRecords PHR product is currently available to individuals on a monthly or annual subscription basis as well as to those patients who upgrade from a free MMRPatientView account provided by their doctors.

  Healthcare Professionals.

We plan on continuing to offer our MyMedicalRecords PHR to patients at physician offices, hospitals, surgery centers, x-ray facilities and other facilities. In addition, we are planning to increase our marketing efforts in connection with sales to home health caregivers and visiting nurses. We believe our ability to accept and transmit information in HL7 messaging formats will allow us to now more seamlessly integrate with existing EMR systems and populate the Personal Health Record with discrete data in addition to the PDF format already accepted by the Company's products.

  Retail.

We are selling our MyMedicalRecords.com PHR to retailers in the form of a Personal Health Record Kit that consumers will be able to purchase at point of sale. To do this, we have created an independent sales representative network that already has relationships with retail chains. In addition to direct sale to consumer at retail, we see an opportunity to make the Personal Health Record Kit a part of store and pharmacy loyalty programs as well as to offer it as a premium when consumers purchase healthcare-related products, switch their prescriptions to that store or refill existing prescriptions. The package and materials inside the kit provide information on the PHR service to encourage both initial purchase and then active use. Because the kit contains emergency materials to attach to personal identification as well as emergency wallet cards, emergency personnel will be able to access a user's account in the event of a medical emergency, thus reinforcing the special Emergency Login feature of the MMR product.

  Other Markets.

We believe we can better target health-conscious consumers who may have a greater interest in our products by developing strategic partnerships with consumer products companies, including wireless phone service providers, especially with the introduction of our mobile app at the beginning of 2015. We also plan to focus a portion of our marketing efforts in selling to nursing and convalescent homes as well as other vertical markets that have the need to share, store and manage documents and health records in a secure manner such as the legal, accounting, mortgage banking, chronic illness foundations, and charitable organization markets. Additionally, we believe that federal, state and local governments can deploy our products as they provide a powerful, yet easy to use addition to any family's disaster preparedness plan and we continue to approach agencies at all levels to explore the possibility of setting up pilot programs.

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

MMRPro

We have been working on enhancing the MMRPro platform as well as broadening its distribution and sales channels. We believe that with patient engagement mandates at the center of healthcare reform giving patients' online access to their health information, MMRPro will gain accelerated acceptance with clinicians. This is because the product automatically creates a patient facing copy of scanned records through its MMRPatientView portal and offers the opportunity to upgrade to a fully featured MyMedicalRecords PHR. MMR plans on utilizing distribution networks of companies who already sell other products into doctor offices. These distribution partners can also help increase our integration and support network.

We also utilize lead generation and telemarketing/appointment setting tools as a way to build a pipeline of customer opportunities that can be sold direct by MMR or through its distribution partners.

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

Clinical Research Sales Strategy

With the approval in 2014 of our health IT patent entitled "Electronic Health Records in Clinical Trials," MMR is planning on working with consultants and biotech companies in this area to evaluate customized personal and electronic health record products designed to follow patients through clinical trials. The Company believes that such a product offering can reduce the cost of managing clinical trial results and generate long term users of its health IT product. The Company is targeting biotech companies and pharmaceutical manufacturers to purchase its PHR to obtain better monitoring of patient results and patient involvement.

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

Under the JV, UNIS and MMR agreed to form a joint venture in China for the purpose of deploying our PHR services and document imaging and management solutions as part of a total EMR solution in China. Under the agreement, we were to own 40 % of the joint venture and UNIS, 60%. UNIS has requested MMR change the ownership structure which MMR does not believe it can be part of. UNIS has also asked for other changes which MMR does not feel is in the Company's best interests.

As a result of lead times to develop customized EMR solutions in response to government specifications, this effort has taken more than five years. In the meantime, we have begun to leverage our resources in China with other U.S. partners including Alcatel-Lucent to help manage relationships in China locally Nonetheless, in an effort to move things forward in China, in November 2014 UNIS and MMR began an initiative to replace the partnership agreement with a license agreement in an effort to simplify the challenges of having a partnership in China and allow MMR to receive commission income from referrals to UNIS of business opportunities with other companies in China.

In 2012, we entered into an agreement with Australian company VisiInc PLC to sell our patented consumer and professional health IT products and services on the Visi platform utilizing the Vistime product in the health technology market in Australia. The agreement with VisiInc PLC calls for minimum performance guarantees to be paid to MMR annually. MMR terminated this agreement non-performance and written off any equity in VisiInc. Notwithstanding, VisiInc is still selling MMR products and services on a Non-Exclusive basis.

As part of ongoing efforts to maintain presence a in Australia, in July of 2014 the Company entered into a Non-Exclusive License Agreement with Claydata, headed by CEO Joseph Gracé, M.D. Claydata is an Australian health information technology provider based in Sydney providing its certified eHealth products and services to a number of healthcare organizations from over 800 referring doctors, many of which utilize Personal Health Record services from Claydata that will fall under the license agreement. Dr. Gracé is also currently the Medical Director of the North Shore Medical Group, North Shore Heart Clinic®, North Shore Vein Clinic® and North Shore Homecare Services. The Claydata agreement calls for MMR to receive license fees based on a percentage of the gross sales of Claydata's products and services revenue. In exchange, Claydata benefits by being the first end user to license to MMR's portfolio of Personal Health Record and eHealth patents in Australia and New Zealand. This allows Claydata to offer its services to customers with complete assurance that end users would not be infringing on MMR's patents and other intellectual property. The agreement also gives Claydata the right to offer selected MMR proprietary features and benefits from the MyMedicalRecords Personal Health Record on a revenue sharing basis in addition to the payment of license fees.

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

  Titus Day
  Managing Director, 6 Degrees Management

  Hon. Richard A. Gephardt
  22nd Majority Leader of U.S. House of Representatives

  Joseph Gonzalez
  Chief Executive Officer, ClinXdata, LLC

  C. Rowland Hanson
  Former Executive with Microsoft, Neutrogena and Nautilus

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
  Orthopedic Surgeon

  William Goodman, M.D.
  Pulmonary and Critical Care Physician
  Academic Appointment at Dartmouth Medical School

  Dr. Joseph Gracé, MBBS (HONS) FRACGP FACNEM FACP
  Medical Director, North Shore Medical Group (Sydney, Australia)

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

We work with our Board of Advisors to identify new business opportunities. In Addition, we work with our Medical Board of Advisors to find more effective and efficient uses of our products for healthcare professionals as well as finding new ways to exploit our biotech assets.

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

Furthermore in these days of Cyber theft & hacking the Company has designed its platform in a manner that protects the integrity of personally controlled health information by storing the data in encrypted image files even when at rest. This means that each medical record (document) is encrypted at all times when residing in our storage systems and can only be accessed in a viewable forms when the authorized user, family member or health care professional has proper authentication AND credentials to view that medical record (document).  This is especially important at this time when theft of medical records is prevalent and widely reported in the media because even if an unforeseen massive data breach occurred at a hosting facility, any encrypted documents would not be viewable by an unauthorized entity.

The Company alto maintains a Cyber Liability Insurance Program designed to provide a customized form of cyber liability insurance to help protect its customers, including hospitals, healthcare professionals and affiliates, from actual loss or damage of up to one million dollars. The program responds to litigating civil monetary penalties expanded under the HITECH Act, in connection with the offering of the Company's Personal Health Record products and services. Certain coverages for these programs are provided to MMR under a special cyber liability policy written by an insurance company that is A-rated by A.M. Best. The Company has been providing this program since 2009.

Competition

MyMedicalRecords PHR

Although we believe that no other product in the marketplace compares to what we provide in our comprehensive PHR and other offerings, there are other PHR providers in the consumer health information management marketplace today that compete for our services. These include NoMoreClipboard.com, Dossia, WebMD Health Manager, Zweena Health, MiVIA™, and numerous others including Internet and patient portals offered by EMR vendors, health exchanges, and insurance companies, hospitals and HMOs for their policyholders and patients.

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

While hospital patient, HMO patient and insurance policyholder Internet-portals allow users to see certain information regarding test results, prescriptions or claims data, and may even give patients the ability to set appointments and communicate with doctors, these portals typically only allow users to view data from that specific provider, and if a user changes his or her healthcare provider, insurance carrier or employer, the information may not be available in the future. Our MyMedicalRecords PHR product is designed to offer our customers a single secure online repository for all of their health information and records, from every provider, so that this information is available any time a MyMedicalRecords PHR user needs to access and share it, and our service is completely portable, meaning it stays with the member though changes in health plans, healthcare providers and employers. Moreover, the MyMedicalRecords account covers an entire family of up to 10 members, including pets, whereas other services typically only cover an individual or charge for additional family members.

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

We believe that MyEsafeDepositBox is a superior product when compared with products such as My Vault® Storage or Allianz Protect in that in addition to file upload, it permits multiple service providers, such as insurance agents or lenders, to fax documents directly into a user's account. In addition, much like the MyMedicalRecords PHR, the MyEsafeDepositBox service also offers outbound fax and emergency login features which further differentiate us in the marketplace. We also have the ability to provide private label branding that affords banks, insurance companies, escrow services and other financial and legal businesses to provide not only a useful product but creates brand awareness and loyalty.

MMRPro

MMRPro competes with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files, as well as EMR systems. Scanning services typically do not provide the doctor with an integrated end-to-end system that not only scans the record, but automatically sorts it by patient and by patient chart tab. Most scanners merely digitize patient records and store them either on a local drive or a Local Area Network drive, which could require the doctors to have an IT consultant manage their online records. Since MMRPro is a "Software As Service" model, the scanner records are sent to a web-hosted application with redundant data storage facilities and MMR handles the physical storage and management of patient data in compliance with HIPAA's Privacy Rule and Security Standards. This not only relieves doctors of having to worry about their in-house records management, it also allows them to access patient records from any Internet-connected computer as well as to deploy a copy of a record for the patient.

Many doctors, particularly solo and small group practitioners, are still struggling with EMR adoption given the high cost of conversion and the difficulty and expense associated with maintaining an EMR system. MMRPro provides an efficient alternative and or transition to a full-blown EMR by converting a paper office into a digital office. MMRPro also includes a patient portal, MMRPatientView, and is both integrated with our end-to-end system or can be incorporated as a separate module within any EMR system.

Intellectual Property

Since inception, our health IT business has evolved from a development stage company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. Continuing through 2014, we remained focused on maximizing the value of our intellectual property portfolio, particularly our 13 U.S. health IT patents that have been granted to date. Our health IT patent portfolio, which we have been building since 2005, currently includes our U.S. patents (with over 300 issued claims), 19 pending U.S. patent applications (with over 300 claims), 11 foreign patents, including two in Australia, three in Mexico, two in South Korea, with others in New Zealand, Singapore, Japan and Canada, and 23 other pending patent applications in foreign countries. The full term of our health IT patents will not expire until September 12, 2025 or after. The U.S. District Court order issued on December 23, 2014 involving certain claims of two of MMR's U.S. patents did not affect the Company's foreign patents nor other health information technology patents and all of MMR's other domestic and foreign patents remain in full force.  As such, MMR continues to pursue opportunities to license its intellectual property where appropriate in the global health information technology marketplace and sell its proprietary products and services to healthcare professionals and pharmacy chain retailers.

Our health IT patent portfolio that includes issued patents on our health IT products and services such as the Company's MyMedicalRecords, MyEsafeDepositBox and MMRPro product and services, is in addition to our portfolio of biotech patents.

MMR acquired significant intellectual property assets from the Merger with Favrille and continues to seek ways to exploit and monetize those assets, which include, but are not limited to, data and patient samples from our pre-Merger clinical vaccine trials, the FavId™/Specifid™ vaccine, and the anti-CD20 antibodies.

Health IT Patents

Through our wholly owned subsidiary, MyMedicalRecords, Inc., we currently have 13 U.S. patents. These patents cover inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record systems and include U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,301,466 ("Method and System for Providing Online Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,498,883 ("Method for Providing a User with a Service for Accessing and Collecting Prescriptions"); 8,626,532 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); and 8,775,212 ("Electronic Health Records in Clinical Trials") - as well as additional applications and continuation applications.

In 2014 we were issued five U.S. patents with claims totaling 116. Our ninth patent, U.S. Patent No. 8,626,532, was issued on January 7, 2014 after being allowed on August 8, 2013. Entitled "Method for Providing a User with a Web-based Service for Accessing and Collecting Health Records," this patent includes 27 claims, a portion of which are directed toward enabling users to access and collect their medical records in a secure and private manner using wireless devices such as smartphones, tablets or telemedicine platforms, amongst other systems, and represented a significant addition to MMR's U.S. patent portfolio. MMR's tenth U.S. patent, entitled "Method and System for Providing Online Records," was allowed on December 4, 2013 and subsequently issued on February 4, 2014 as U.S. Patent No. 8,645,161. With 30 claims, the patent is directed toward methods for accessing and collecting health records by providing a user interface that further includes a number of additional features which collect and display prescriptions, help submit prescriptions to pharmacies, collect and display health insurance information, send outgoing faxes, allow users to annotate health records and set up appointment reminders for visits with providers as well as recurring medication reminders through a calendaring function.

In the second quarter, on May 13, 2014, MMR was issued U.S. Patent No. 8,725,537, "Method and System for Providing Online Records," with 28 claims directed toward storing, managing and sharing legal records. This patent expands MMR's intellectual property beyond PHRs and other forms of Electronic Medical Records into the legal field. The '537 patent is particularly relevant to the management of wills and powers of attorney, among other similar types of important documents, which can be included as part of an individual's Personal Health Record account. We were also issued Notices of Allowance in May for our twelfth and thirteenth patents which were subsequently issued in the third quarter. On July 1st, U.S. Patent No. 8,768,725 entitled "Method and System for Providing Online Records," was issued and has 15 claims including claims directed to the sharing of records with a second healthcare provider to better manage and facilitate second opinions. Our thirteenth patent, U.S. Patent No. 8,775,212, "Electronic Health Records in Clinical Trials," was issued on July 8th and includes 16 claims directed to methods and systems which provide for self-reporting in clinical trials. This is a whole new patent, not a continuation patent, and the Company believes it opens the door to completely new revenue generating opportunities through sales and licensing of MMR's Personal Health Record products and services and other patented intellectual property to Contract Research Organizations and pharmaceutical companies conducting clinical trials. Because clinical trials are extremely time-consuming and expensive, we believe the `212 patent and additional continuation patents coming from this patent will be of significant value to the Company.

Additionally, MMR has hundreds of patent claims in pending U.S. applications including 19 U.S. utility patent applications related to health information technology. These include applications directed toward a Mobile Platform for Personal Health Records, a Method and System for Managing Personal Health Records with Telemedicine and Personal Health Monitoring Device Features, Prepaid Card Services related to Personal Health Records, a Universal Patient Record Conversion Tool, Data Exchange with Personal Health Record Service, Delivery of Electronic Medical Records or Electronic Health Records into a Personal Health Records Management System, a Health Record with Inbound and Outbound Fax Functionality, a Method and System for Providing Online Medical Records with Emergency Password, Identifying Individual Associated with a Personal Health Record with Health Record Destination Address, Method for Providing a User with a Service for Accessing and Collecting Records, Identifying a Personal Health Record Using a Phone Number, and Personal Health Record with Genomics, We believe that many of the pending claims will ultimately be allowed including both health IT and non-health IT/medical applications which are pending in our entire patent portfolio.

Internationally, we have patents issued, pending and applied for in 11 other countries or regional authorities of commercial interest. Eleven of the issued patents to date are in Australia, New Zealand, Singapore, Mexico, Japan, Canada and South Korea. Two recent patents, each entitled "Method and System for Providing Online Medical Records," were registered by the Korean intellectual property Office (KIPO) on November 11, 2014 and comprise MMR's first and second issued patents in South Korea. Korea Patents No. 10-1466063 and 10-1466060 include 42 and 46 claims, respectively, for a total of 88 claims. The claims are directed toward accessing and collecting health records through a secure Web site which include amongst other things fax and voice communications. Claims also include features to manage prescriptions, calendaring prescription refills, sending prescription refill reminders as well as managing appointments with healthcare providers, and additional features associated with Personal Health Records. Additionally, in December we announced that the New Zealand intellectual property Office agreed that the patent application entitled "Method and System for Managing Personal Health Records with Telemedicine and Health Monitoring Device Features," IP Number 627858, was approved for acceptance. This application includes 21 claims directed toward generating Personal Health Records from patient monitoring devices and sharing these records with healthcare providers. MMR also received a Notice of Allowance from the Mexican Industrial Property Institute (IMPI) in the fourth quarter for an additional patent in Mexico which was subsequently issued on January 6, 2015 as Mexican Patent No. 326616. Entitled "Universal Patient Record Conversion Tool," the patent includes 15 claims directed to a system that allows patient data from practice management systems to be seamlessly uploaded into a healthcare provider portal system. MMR offers this tool as the Practice Management System Integration Application (PMSIA), which allows administrators in physician offices, hospitals and alternative care sites to facilitate the efficient population of patient information from a healthcare provider's practice management system to other Electronic Medical Record systems including the Company's MMRPro Web-based application. Prior to this, on November 21, 2014, we were issued Mexican Patent No. 325515 entitled "Method and System for Providing Online Medical Records," with 20 claims directed toward computer systems for managing Personal Health Records and communicating with healthcare providers. Of particular significance is an emergency access feature that allows emergency responders or healthcare providers to have access to important health information in a user's Personal Health Record account in the event of an emergency. MMR has additional patent applications pending relating to the emergency access feature in the U.S. and elsewhere throughout the world.

Previously, in 2013, we had important patents issued in Japan, Japanese Patent (#5191895) with 40 claims issued on February 8, 2013, and the Canadian Patent (#2,615,128) was issued on September 10, 2013 and has 40 claims including claims corresponding to those in U.S. Patent No. 8,301,466. With the Canadian patent added to our three Mexican patents, MMR's health IT intellectual property includes all of North America. MMR also has 23 other pending patent applications in foreign countries further including, Hong Kong, Israel, South Korea, Japan, Mexico, Europe, and China.

With MMR's patent issuances, we believe we hold significant foundational patents under a "Method and System for Providing Online Medical Records," and "Method and System for Providing Online Records" and other patents and that the patents could be relevant to any organization who provides Personal Health Records and other Health Information Technology products and services in that they could limit their ability to provide services without infringement.

Notwithstanding the above, on December 22 and 23, 2014, The United States District Court for the Central District of California in three patent infringement complaints entered orders finding that eight claims asserted (of the 42 total claims present) under only two asserted MMR patents were invalid. MMR is appealing those orders to the U.S. Court of Appeals for the Federal Circuit. Additional details are further described in our Litigation Matters section.

MMR's portfolio of other patents were not affected by these rulings, including U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,626,532 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); 8,775,212 ("Electronic Health Records in Clinical Trials"); as well as 11 foreign patents including two in Australia, three in Mexico, two in South Korea, with others in New Zealand, Singapore, Japan and Canada.

Exploiting MMRGlobal Biotech Assets and Patents

Although our primary business is the web-based storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the 2009 Merger with Favrille, Inc. which currently include six U.S. patents, three U.S. pending patent applications, 23 patents in foreign countries and 17 pending patent applications in foreign countries. Following the acquisition of the initial biotech assets, we have perfected the patent condition of numerous assets, including the revival of Favrille's original U.S. Patent directed to treating B-cell pathologies, along with ongoing additional filings to enhance the international value associated therewith. As a result, we now have biotech patents and patent applications pending in 23 foreign countries of commercial interest that provide competitive advantages for this biotechnology. The foreign countries include major European, Asian, North American, and South American markets, including for example, in the United States, Mexico, Australia, Brazil, Canada, China, Hong Kong, Singapore, Europe (including United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium), India, Japan, and South Korea. The biotech assets include technologies relating to anti-CD20 monoclonal antibodies and B-Cell vaccine patents.

The anti-CD20 monoclonal antibody assets continue to result in issued patents in the U.S. and foreign countries. Notices of Allowance and thereafter patents for our anti-CD20 monoclonal antibody assets have been issued for patents titled "Antibodies and Methods for Making and Using Them." As of this writing, the Company holds five issued patents for its antibody assets. Most recently, the U.S. Patent and Trademark Office issued U.S. Patent No. 8,945,550 which is the second U.S. patent for our anti-CD20 monoclonal antibody assets on February 3, 2015 after being allowed on October 5, 2014.In the first quarter, we were issued our first patent for "Antibodies and Methods for Making and Using Them," in South Korea, #10-1378302 (10-2009-7015196). The Company also has an additional divisional South Korean patent application No. 10-2013-7022383, which case remains pending. The Mexican patent office was the first to grant a patent for this technology as Patent No. 302058. Thereafter, as announced on April 15, 2013, we received a Notice of Allowance from the U.S. Patent and Trademark Office, resulting in U.S. Patent No. 8,465,741 (issued in June 2013), for our first U.S. patent for the anti-CD20 monoclonal antibody IP. Shortly thereafter, on April 22, 2013, we announced that the Australian Patent Office had issued a Notice of Allowance for our anti-CD20 monoclonal antibody assets, Application No. 2007338607 (issued in July 2013). These various U.S. and foreign patents reinforce the value of the antibody assets, and continue to be used to seek expedited allowance in other countries operating under international patent treaties (referred to as the Patent Prosecution Highway). Use of the Patent Prosecution Highway allows both expedited examination and often allowance by demonstrating willingness to amend patent claims to the same scope of allowed patent claims granted in another jurisdiction (such as the issued U.S. patent claims in U.S. Patent Nos. 8,465,741 and 8,945,550). In countries that do not participate in such treaties (or do not allow the same type of claims as those issued in the U.S.), additional antibody patent applications are being filed or the examining offices are being notified with a request for expedited examination to further enhance the review and issuance of patents. These patents for our anti-CD20 monoclonal antibodies have particular utility in fighting cancers and are considered important assets based on benefits and commercial value demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.5 billion in 2013.

MMRGlobal's biotech assets also include the B-Cell vaccine patents and patent applications entitled "Method and Composition for Altering a B Cell Mediated Pathology" and "Altering a B Cell Pathology Using Self-Derived Antigens in Conjunction with Specific-Binding Cytoreductive Agent" which relate to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer, including U.S. Patent Nos. 8,637,638; 8,114,404; 8,133,486 and 6,911,204. On January 28, 2014, the fourth U.S. patent for B-Cell vaccine technology was issued. Foreign patents have also been granted for this technology in Europe, Hong Kong, Singapore, Japan and Mexico. Additional manufacturing patent applications are filed as such countries award new patents to further enhance the protection of the manufacturing patents already issued. For example, in 2013 additional patents were filed in the U.S., Mexico and Japan to introduce additional patent claims protecting additional methods and compositions for altering B-cell pathologies using self-derived antigens in conjunction with specific-binding cytoreductive agents. The validation of the European Union Patent No. 01979228.2 in late 2013 for methods of manufacturing the B-cell vaccines provided enforceable patents in countries of commercial interest including: the United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium, providing extensive protection through the European Patent.

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

On December 22, 2010, we entered into a non-exclusive agreement with Celgene to license the use of our clinical and scientific data (originated by Favrille) related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information. In consideration for the rights granted under the Agreement, Celgene agreed to pay us certain upfront fees and development milestones. The Company has received a total of $2,730,000We continue to work with scientists and experts to assist us in generating revenue through licensing agreements as would be usual and customary in that industry. Moreover, we continue pursuing license agreements with companies like Celgene that have expertise in the area of biotechnology and specifically in treating lymphomas and other cancers, and which can benefit from the use of our clinical and scientific data.

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

As we continue to develop our products, we continue to register our trade names and logos as trademarks and service marks and will seek to protect the copyrights in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR, MyEsafeDepostBox and MMRPro products. We also own the source code for a handheld software program, developed to operate on the Palm operating system, which allows Palm users to create a personal medical history on a personal data assistant, or PDA, so that they can have access to this information while traveling and in the event an Internet connection is not available. We are in the process of developing applications to use MyMedicalRecords and MMRPro products on other handheld devices.

Employees

As of December 31, 2014, we employed a total of five full-time employees and regularly use the full-time services of an additional three consultants. We also rely on a team of more than nine developers and programmers located in India and Omaha, Nebraska.

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

We expect that the cash used in our operations will increase for the next several years. As of December 31, 2014, our current liabilities exceeded our current assets by $8,564,976. Furthermore, during the year ended December 31, 2014, we incurred losses of $2,180,212. At the current level of borrowing, we require cash of $275,000 per year to service our debt and, in order to continue operating its business, we use an average of $278,000 cash per month, or $3.3 million per year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan, and our obligations under the secured indebtedness to The RHL Group (which note payable had a balance of $1,281,852 at December 31, 2014), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to the RHL Group. At December 31, 2014, we had a line of credit with the RHL Group in the amount of $4.5 million. Availability under this line of credit was $2.97 million as of December 31, 2014.

Notwithstanding the above, at this rate of cash burn, over the next twelve months, our existing current assets, our equity raises and projected revenues under current agreements will sustain our business for less than one year.

Although we generate some cash from our operations which include licensing agreements for our Health IT and Biotech assets, we will need additional financing in order to fund operations until we can become cash flow positive, which may not occur in 2015.

Our future funding requirements will depend on many factors, including:

  The pace of market adoption of current and future products, which is being influenced by government requirements starting in 2014;
  The length of sales cycles and implementation efforts for major corporate accounts, which experience shows takes at least twelve months;
  The length of time required to litigate patent infringement cases, which experience shows takes at least two years;
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

We have a secured credit facility with The RHL Group, with all outstanding amounts due thereunder being guaranteed by us. As of December 31, 2014, the aggregate principal amount owed under The RHL Group credit facility was $1,281,852.

As of December 31, 2014, we owed an aggregate of $1,255,747 in principal amount to certain of our pre-merger former employees and creditors, as evidenced by promissory notes issued to the same in connection with the Merger. Although we were obligated to make 18 monthly payments to such employees and creditors beginning August 2, 2009, we have not yet made any of the payments and thus they could attempt to exercise any rights as may be available to them under applicable law.

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

We continue to have significant debt service obligations. As of December 31, 2014, the aggregate principal amount owed under all of our outstanding debt was approximately $2.3 million, the majority of which is owed to The RHL Group, a company controlled by our CEO. Our indebtedness could have important consequences. For example, it could:

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

In connection with patent enforcement actions conducted by us, a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

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

Our executive officers and directors may have interests that are different from, or are in addition to, those of our stockholders generally. These interests include having debt with a balance of $1,281,852 at December 31, 2014 secured by a security interest in substantially all of our assets, the provision and continuation of indemnification and insurance arrangements for our directors, as well as certain other interests described elsewhere in this report. Notably, our current President, Chairman and Chief Executive Officer, Robert H. Lorsch, may be deemed to beneficially control a total of 13% of our voting capital stock, as of December 31, 2014, including shares issuable upon exercise of options and warrants held by Mr. Lorsch and The RHL Group. Because of his high percentage of beneficial ownership, Mr. Lorsch may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

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

Our certificate of incorporation authorizes the issuance of up to 1,250,000,000 shares of common stock with a $0.001 par value and 5,000,000 preferred shares with a par value of $0.001. As of December 31, 2014, 774,417,739 common shares were issued and outstanding and no shares of preferred stock were issued and outstanding. If we issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of December 31, 2014, we had warrants, options and convertible notes to purchase an aggregate of 191,965,338 shares of our common stock. In addition, the issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock.

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under that Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MyMedicalRecords, Inc. an initial payment of $5 million payable on December 23, 2011, and additional payments of $5 million per year for five consecutive years. After unsuccessful attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and it intends to seek $30 million in damages. On February 13, 2014, SCM filed an answer to the complaint and a cross-complaint alleging claims for breach of that contract, among other things. On July 10, 2014, the court granted SCM's motion for summary adjudication on the claim for breach of contract in the complaint and its counterclaim for declaratory relief. On July 30, 2014, SCM filed its second amended cross-complaint, alleging substantially the same claims against the same parties. On December 5, 2014, the Court of Appeal issued an Alternative Writ of Mandate, finding the trial court "erred in granting [SCM's] motion for summary adjudication." Pursuant to the Court of Appeal's Alternative Writ, on January 7, 2015, the trial court vacated its order granting SCM's motion for summary adjudication, and it has scheduled another hearing on that motion on April 10, 2015.  MyMedicalRecords, Inc. will continue to pursue its claim and defenses, but the Company cannot predict the chances of either a favorable or unfavorable outcome, nor does the Company have sufficient information regarding its ability to collect any judgment MyMedicalRecords, Inc. may obtain.

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc. ("Quest") in the United States District Court for the Central District of California, alleging that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. On October 11, 2013, MMR filed an unopposed motion to add a claim of infringement of U.S. Patent 8,498,883 to its complaint against Quest, which was granted on October 29, 2013. The Court issued a claim construction order on September 4, 2014, and granted MMR's motion to amend its infringement contentions with respect to the `466 Patent against all defendants on November 7. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. MMR is appealing those orders to the U.S. Court of Appeals for the Federal Circuit. Quest has agreed to stay the filing of fees and costs until resolution of the appeal.

MMR's portfolio of other patents are not affected by this litigation, including U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,626,532 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); 8,775,212 ("Electronic Health Records in Clinical Trials"); as well as 11 foreign patents including two in Australia, three in Mexico, two in South Korea, with others in New Zealand, Singapore, Japan and Canada.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California. That complaint alleged that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR subsequently withdrew the complaint per an agreement allowing MMR to the right to re-file without prejudice unless an agreement is reached within a specific period of time. On August 27, 2013, MMR terminated the agreement with WebMD. On October 2, 2013, MMR filed a new complaint against WebMD in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 8,301,466 and 8,498,883. The Court issued a claim construction order on September 4, 2014, and granted MMR's motion to amend its infringement contentions with respect to the `466 Patent against all defendants on November 7. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. MMR is appealing those orders to the U.S. Court of Appeals for the Federal Circuit. WebMD has filed a motion to recover fees and costs, which MMR opposes, and requests be stayed until resolution of the appeal.

MMR's portfolio of other patents are not affected by this litigation, including U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,626,532 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); 8,775,212 ("Electronic Health Records in Clinical Trials"); as well as 11 foreign patents including two in Australia, three in Mexico, two in South Korea, with others in New Zealand, Singapore, Japan and Canada.

On May 17, 2013, MMR filed a complaint for patent infringement against Jardogs, LLC (the "Jardogs Complaint") in the United States District Court for the Central District of California, alleging that Jardogs, LLC infringes U.S. Patent No. 8,301,466. On September 23, 2013, MMR filed a separate complaint for patent infringement against Allscripts Healthcare Solutions Inc. ("Allscripts") titled MyMedicalRecords, Inc. v. Allscripts Healthcare Solutions Inc., United States District Court, Central District of California (the "Separate Allscripts Complaint"). The Separate Allscripts Complaint alleged that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. On October 4, 2013, MMR filed a motion to amend the Jardogs Complaint to add Allscripts as a party defendant and to allege that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. The Court granted that motion on November 1, 2013. Thereafter, MMR dismissed the Separate Allscripts Complaint. The Court issued a claim construction order on September 4, 2014, and granted MMR's motion to amend its infringement contentions with respect to the `466 Patent against all defendants on November 7. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. MMR is appealing those orders to the U.S. Court of Appeals for the Federal Circuit. Allscripts has filed a motion to recover fees and costs, which MMR opposes, and requests be stayed until resolution of the appeal. Allscripts Healthcare Solutions Inc. also filed a Covered Business Method ("CBM") petition on November 3, 2014, before the Patent Trial and Appeal Board alleging that claims 8-12 of U.S.Patent No. 8,301,466 are invalid. MMR filed a preliminary response on February 20, 2015 and the Patent Office has not yet decided whether or not to institute a CBM proceeding.

MMR's portfolio of other patents are not affected by this litigation, including U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,626,532 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); 8,775,212 ("Electronic Health Records in Clinical Trials"); as well as 11 foreign patents including two in Australia, three in Mexico, two in South Korea, with others in New Zealand, Singapore, Japan and Canada.

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

The following table presents the high and low closing prices for our common stock for the periods indicated.

	High	Low
2014
January 1, 2014 - March 31, 2014	0.05	0.03
April 1, 2014 - June 30, 2014	0.04	0.03
July 1, 2014 - September 30, 2014	0.03	0.02
October 1, 2014 - December 31, 2014	0.03	0.01

2013
January 1, 2013 - March 31, 2013	0.03	0.02
April 1, 2013 - June 30, 2013	0.10	0.03
July 1, 2013 - September 30, 2013	0.06	0.03
October 1, 2013 - December 31, 2013	0.04	0.03

Holders

As of December 31, 2014, we had approximately 4,000 stockholders, including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,784,557	$0.09	39,215,443	(1)

Equity compensation plans not approved by security holders	84,785,575	$0.07	-

Total	107,570,132	$0.08	39,215,443

(1) Includes a total of 62 million shares of our common stock reserved for issuance under our 2011 Equity Incentive Plan.

Recent Sales of Unregistered Securities

The following is a summary of transactions since our previous disclosure on our Form 10-Q filed with the Securities and Exchange Commission on November 13, 2014 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends.

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

On November 17, 2014, we granted an unrelated third-party 333,334 shares of common stock at $0.03 per share in consideration for services of $10,000.

On November 17, 2014 we granted a third party 602,174 shares of common stock in consideration for interest due of $21,750.

On December 5, 2014, we granted an unrelated third-party 333,333 shares of common stock at $0.03 per share in consideration for services of $10,000.

On January 30, 2015, we granted an unrelated third-party 1,000,000 shares of common stock at $0.03 per share in consideration for services of $30,000.

On February 17, 2015, Robert Lorsch, the Company's CEO, elected to purchase 1,000,000 shares of common stock at market price in consideration for a reduction in amounts due to him of $9,500.

On February 18, 2015, The RHL Group, Inc., elected to purchase 1,000,000 shares of common stock at market price in consideration for a reduction in amounts due of $9,000.

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

Going Concern

As more fully described in Note 1 to the financial statements appearing elsewhere herein, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included with this annual report on Form 10-K for the year ended December 31, 2014 related to the uncertainty of our ability to continue as a going concern. As of December 31, 2014, current liabilities of $9,097,808 exceeded cash and cash equivalents of $309,393. As a result of the above, there is uncertainty about our ability to continue as a going concern.

Historically, we have issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman, Chief Executive Officer and President) to operate our business. Although we received additional funding from The RHL Group pursuant to the Ninth Amended and Restated Note dated April 29, 2014, we may be required to obtain additional financing in order to meet payment. As a result of the above, we express uncertainty about our ability to continue as a going concern.

On May 8, 2012, we filed a Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock, by the selling stockholder, Granite State Capital, LLC ("Granite"). Granite has agreed to purchase all 100,000,000 shares pursuant to the Investment Agreement dated April 16, 2012 (the "Investment Agreement"), between Granite and us. Subject to the terms and conditions of the Investment Agreement, we have the right to put up to $15 million in shares of our common stock to Granite. As of December 31, 2014 the amount available under the equity line facility was $13 million, however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

Our management intends to continue to utilize our available line of credit with The RHL Group (see Note 3). At December 31, 2014, we had approximately $2,968,000 remaining as available under The RHL Group line of credit. Furthermore, we plan to continue to utilize portions of our standby equity line facility with Granite as needed. Additionally, we plan to continue selling additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base, sell MMRPro products, and continue licensing our intellectual property to obtain additional cash flow over the next twelve months. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. For further details regarding our indebtedness with The RHL Group, Inc., see "-Liquidity and Capital Resources-Description of Indebtedness-The RHL Group, Inc.," below.

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

The RHL Group Note payable had a balance of $1,281,852 at December 31, 2014. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2014 are as follows: $753,704, which is included in the line of credit, related party; and $528,148 related to other obligations due to The RHL Group which are included in related party payables.

Total interest expense on this note for the years ended December 31, 2014 and 2013 amounted to $134,523 and $132,804 respectively. The unpaid interest balances as of December 31, 2014 and 2013 were approximately $30,160 and $24,049, respectively.

Promissory Notes

During the first quarter of 2014, we did not enter into any Convertible Promissory Notes and two notes with a principal balance of $190,000 were converted.

During the second quarter of 2014, we entered into one Convertible Promissory Note with one unrelated third-party for a principal amount of $200,000. This note has the option to be converted into a total of 6,779,661shares of our common stock. As of December 31, 3014, this note has not been converted.

During the third quarter of 2014, we did not enter into any Convertible Promissory Notes.

During the fourth quarter of 2014, we did not enter into any Convertible Promissory Notes. During that period, one note with a principal balance of $150,000 was converted.

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

Results of Operations

Starting in 2013, the Company changed the focus of its business from the direct sales of its products and services to licensing and strategic partnership relationships whereby through those licensing and partnership relationships the Company projects receiving substantially increased revenue in the form of up front licensing fees plus sales of the Company's products and services.

The following table sets forth items in our statements of operations for the periods indicated.

	Year Ended
	December 31,
	2014	2013

Revenues
Subscriber	$134,984	$177,687
MMRPro	44,547	288,197
License Fees-Biotech	2,392,538	64,011
Other income	7,500	57,410
Total revenues	2,579,569	587,305
Cost of revenues	378,342	262,653
Gross profit (loss)	2,201,227	324,652
General and administrative expenses	4,238,320	5,344,713
Sales and marketing expenses	1,305,901	1,966,694
Technology development	76,247	77,715
Loss from operations	(3,419,241)	(7,064,470)
Other income	1,672,820	16,884
Interest and other finance charges, net	(433,791)	(591,183)
Net loss	$(2,180,212)	$(7,638,769)

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Revenues. Revenues increased by $1,992,264, or 339.2%, to $2,579,569 for the year ended December 31, 2014 from $587,305 for the year ended December 31, 2013 primarily due to an increase in biotech and health IT licensing fees.

Cost of revenue. Cost of revenue increased by $115,689, or 44%, to $378,342 for the year ended December 31, 2014 from $262,653 for the year ended December 31, 2013 primarily due to costs related to increased revenues.

Operating expenses. The following table sets forth the individual components of our operating expenses for the year ended December 31, 2014 and 2013:

	Year Ended
	December 31,
	2014	2013

General and administrative expenses	$4,238,320	$5,344,713
Sales and marketing expenses	1,305,901	1,966,694
Technology development	76,247	77,715
Total	$5,620,468	$7,389,122

Operating expenses decreased by $1,768,654 or 23.9% to $5,620,468 for the year ended December 31, 2014, from $7,389,122 for the year ended December 31, 2013. This was primarily due to costs in connection with our strategy of focusing on licensing of the Company's patents and other intellectual property. As a result our general and administrative expenses decreased as described below.

General and administrative expenses decreased by $1,106,393, or 20.7% to $4,238,320 for the year ended December 31, 2014, from $5,344,713 for the year ended December 31, 2013. The decrease was primarily due to a reduction in investor relations expenses, salaries, and consulting fees.

Sales and marketing expenses decreased by $660,793 or 33.6% to 1,305,901 for the year ended December 31, 2014, from $1,966,694 for the year ended December 31, 2013. The decrease was primarily due to lower business development fees, trade show expenses, lower advertising costs and marketing consulting fees.

Technology development expenses remained relatively flat at $76,247 and $77,715 for the year ended December 31, 2014 and 2013 respectively.

Other Income. We had Other Income of $1,672,820 for the year ended December 31, 2014, compared to $16,884 for the year ended December 31, 2013. The increase relates primarily to the write-off of disputed trade payables during 2014 and the Company's ability to leverage its cash position to settle outstanding payable balances with discounted amounts which are favorable to the Company.

Interest and Other Finance Charges, Net. We had interest and other financing charges, of $433,791 for the year ended December 31, 2014, a decrease of $157,392 from $591,183 for the year ended December 31, 2013. The decrease was primarily due to lower non-cash interest expense attributed to the conversion feature and warrant issued in conjunction with financing activities.

Net loss. As a result of the foregoing, we had a net loss of $2,180,212 for the year ended December 31, 2014, compared to a net loss of $7,638,769 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, our current liabilities exceeded our current assets by $8,564,976. Furthermore, during the year ended December 31, 2014, we incurred losses of $2,180,212. At the current level of borrowing, we require cash of $275,000 per year to service our debt and, in order to continue operating its business, we use an average of $278,000 cash per month, or $3.3 million per year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan, and our obligations under the secured indebtedness to The RHL Group (which note payable had a balance of $1,281,852 at December 31, 2014), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance its activities, we have relied on the issuance of stock and debt to the RHL Group. At December 31, 2014, we had a line of credit with the RHL Group in the amount of $4.5 million. Availability under this line of credit was $2.97 million as of December 31, 2014.

In addition, we may continue to utilize portions of our standby equity line facility with Granite as needed. During 2014, we also raised $1.07 million in sales of restricted common stock to accredited investors. We expect to continue offering limited amounts of convertible debt in 2015. The Company believes it can continue to generate revenue from its biotech and health information technology assets. We also expect to continue receiving (i) royalties from license fees related to our health information technology patents and other intellectual property; and (ii) revenue from sales of PHRs, MMRPro services, and other products and services including our new mHealth applications that will help reduce annual cash burn from operations. The Company is also planning on selling data and samples from its FavId™ vaccine trials to pharmaceutical manufacturers, universities and others for use in helping to speed the process of clinical trials for new drugs and disease management programs.

As part of our sales and marketing activities, we intend to sell our Personal Health Record Kit through retailers such as drugstore.com, Walgreens.com and CVS to the extent reasonably possible.

Cash Flows for the Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Net cash used in operating activities for the year ended December 31, 2014 was $664,501, compared to $2,924,515 used in the similar period in 2013. In 2014, we had a net loss of $2,180,212, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets and liabilities) of $144,140, plus changes in operating assets and liabilities of $1,371,571. In 2013, cash used in operating activities included net loss of $7,638,769, less similar non-cash adjustments of $3,531,920, less changes in operating assets and liabilities of $1,182,334. Compared to 2013, non-cash adjustments in 2014 decreased primarily due to the decrease in warrants and common stock issued for services. Net cash used in investing activities decreased to $415,933 in 2014, compared to $543,899 in 2013 due primarily to the lower patent filing expenses. Net cash provided by financing activities totaled $1,379,468 during 2014, compared to $3,442,118 in 2013. Financing activities primarily included proceeds generated from the issuance of common shares, sales of convertible notes, proceeds from short term notes, and net proceeds from draw downs on our line of credit from the RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our chairman, Chief Executive Officer and President. As of December 31, 2014, we had cash and cash equivalents of $309,393, compared to $10,359 at December 31, 2013. As of December 31, 2014, we had availability under The RHL Group credit line of $2.97 million compared to $1.88 million at December 31, 2013.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 9 to our financial statements appearing elsewhere herein.

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $8,250. Total rent expense for the years ended December 31, 2014 and 2013 were $150,720 and $120,472 respectively. Future minimum lease payments as of December 31, 2014, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2015	$170,500	$13,222
2016	187,550	-
2017	206,305	-
2018 and there after	146,410	-
	710,765	13,222
Less current portion		(13,222)

Total minimum lease payments	$710,765	$-

Guarantee provided by The RHL Group

On May 6, 2011, The RHL Group agreed to guarantee up to $250,000 in payments to a vendor for future services to be rendered. In consideration of this guarantee, The RHL Group received (i) a warrant to purchase 625,000 shares of our common stock, at an exercise price of $0.046 per share, which was the closing price of our common stock on the date of the transaction, and (ii) 125,000 shares of our common stock priced as of the same date. In the event that The RHL Group has to perform on this guarantee, interest on any outstanding balance paid to the vendor by The RHL Group will be added to the balance of the Ninth Amended Note or any subsequent renewals. Additionally, any balances due to this vendor at any given time will reduce the amount available under the Ninth Amended Note or any subsequent renewals. The warrants and shares were issued on November 11, 2011 to The RHL Group.

On April 29, 2014, the Company and The RHL Group entered into a Ninth Amended and Restated Promissory Note, effective as of April 29, 2014. The Amended Note amends and restates that certain Eight Amended Note entered into between the foregoing parties, effective April 29, 2013 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) extending the maturity date to April 29, 2015. In connection with the Ninth Amended Note, we issued The RHL Group warrants to purchase 2,781,561 shares of our common stock at $0.035 per share. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

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

In November of 2014 the parties began to renegotiate the Joint Venture to becoming a licensing and strategic partnership relationship in that the parties agreed that proceeding with the joint venture in its current form at this time would not be in the best interest of either party.

Our entry into the Cooperation Agreement described above constituted the creation of a direct financial obligation as described above. As of December 31, 2014, we have not incurred obligations to fund the joint venture nor has there been any activity to date.

Related Party Transactions

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 13% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Ninth Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $50,000 each year during the years ended December 31, 2014 and 2013, toward marketing consulting services from Bernard Stolar, a director. We included $174,273 and $109,756 in related party payables as of December 31, 2014, and 2013, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2014 and 2013, the total expenses relating to this stockholder amounted to $120,000 and $120,000, respectively. In addition, we capitalized $107,050 of software development costs for the year ended December 31, 2014. As of December 31, 2014 and 2013, the total amounts due to the stockholder and included in related party payables amounted to $10,000 and $396,800, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for the years ended December 31, 2014 and 2013 was $50,000 per year. In addition, we incurred a total of $0 and $15,020 during the years ended December 31, 2014 and 2013, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at December 31, 2014 and December 31, 2013 of $64,615 and $64,615, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $0 and $18,421 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2014 and 2013, respectively. On July 19, 2012, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed an Amendment to the Agreement dated September 15, 2009 to provide licensor a non- exclusive right to target, market and exploit the Employee Benefits market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Independent Registered Public Accounting Firm" (Rose, Snyder & Jacobs LLP), the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" appearing on pages F-2 to F-26 of this annual report on Form 10-K are incorporated herein by reference.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the sections entitled "Proposal No.  1, Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company's year end of December 31, 2014, for its annual stockholders' meeting for 2014 (the "Proxy Statement").

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof and incorporating by reference pages F-1 through F-26 hereto.

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

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registrant's current report on Form 8-K filed on October 9, 2007)
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as amended, dated as of June 22, 2012.
3.8	*Certificate of Amendment of Certificate of Incorporation of MyMedicalRecords, Inc., dated as of February 19, 2015.
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to registrant's registration statement on Form S-1 (File No. 333-114299) filed on May 11, 2004)
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

10.52

+ Settlement Agreement and Mutual Releases, dated February 28, 2014, by and between MyMedicalRecords, Inc. and Walgreen Co. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 10-Q filed on May 15, 2014).

10.53

Ninth Amended and Restated Secured Promissory Note dated April 29, 2014 by and between MMR and The RHL Group, Inc (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 10-Q filed on August 14, 2014).

10.54

+ Patent License Agreement, dated June 30, 2014, by and between the Company and Salutopia, Inc. (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 10-Q filed on August 14, 2014).

10.55

+ Patent License Agreement, dated June 30, 2014, by and between the Company and Claydata Australia Pty Ltd (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 10-Q filed on August 14, 2014).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 31st day of March, 2015.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Lorsch Robert H. Lorsch	Chairman, President and Chief Executive Officer	March 31, 2015

/s/ Ingrid G. Safranek Ingrid G. Safranek	Chief Financial Officer (principal financial and accounting officer)	March 31, 2015

/s/ Mike Finley.	Director	March 31, 2015
Mike Finley

/s/ Bernard Stolar	Director	March 31, 2015
Bernard Stolar

/s/ Jack Zwissig	Director	March 31, 2015
Jack Zwissig

/s/ Ivor Royston	Director	March 31, 2015
Ivor Royston

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MMRGlobal, Inc.

We have audited the accompanying consolidated balance sheets of MMRGlobal, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMRGlobal, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended December 31, 2014 and 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

March 30, 2015

MMRGLOBAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$309,393	$10,359
Accounts receivable, less allowances of $173,591 and $345,692 in 2014 and 2013, respectively.	47,718	146,298
Inventory	13,537	65,238
Prepaid expenses and other current assets	162,184	154,637
Total current assets	532,832	376,532

Long-term investments
Investment in equity securities, cost method	-	87,500
Total long-term investments	-	87,500

Property and equipment, net	32,118	38,393
Intangible assets, net	1,790,622	1,670,033
Total assets	$2,355,572	$2,172,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$753,704	$979,545
Related party payables	952,835	1,147,697
Compensation payable	491,109	402,079
Severance liability	620,613	620,613
Accounts payable and accrued expenses	4,668,960	5,264,527
Deferred revenue	51,312	61,211
Convertible notes payable	932,047	981,215
Notes payable, current portion	360,343	375,343
Notes payable, related party	253,664	196,921
Capital leases payable, current portion	13,221	13,336
Total current liabilities	9,097,808	10,042,487

Capital leases payable, less current portion	-	3,522
Total liabilities	9,097,808	10,046,009

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 774,417,739 and 684,367,465 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	774,211	684,536
Additional paid-in capital	56,437,812	53,215,960
Accumulated deficit	(63,954,259)	(61,774,047)
Total stockholders' deficit	(6,742,236)	(7,873,551)
Total liabilities and stockholders' deficit	$2,355,572	$2,172,458

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2014	2013

Revenues
Subscriber	$134,984	$177,687
MMRPro	44,547	288,197
License fees	2,392,538	64,011
Other income	7,500	57,410
Total revenues	2,579,569	587,305
Cost of revenues	378,342	262,653
Gross profit	2,201,227	324,652
General and administrative expenses	4,238,320	5,344,713
Sales and marketing expenses	1,305,901	1,966,694
Technology development	76,247	77,715
Loss from operations	(3,419,241)	(7,064,470)
Other income	1,672,820	16,884
Interest and other finance charges, net	(433,791)	(591,183)
Net loss	$(2,180,212)	$(7,638,769)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	740,604,530	606,477,128

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock			Additional	Accumulated
	Shares	Amount	Shares	Amount		Paid-In Capital	Deficit	Total

Balance as of December 31, 2012	-	$-	522,152,225	$522,144		$46,998,534	$(54,135,278)	$(6,614,600)

Shares issued for services or reduction to liabilities	-	-	31,918,265	32,094		1,412,278	-	1,444,372
Convertible debt conversions	-	-	51,610,840	51,612		1,581,307	-	1,632,919
Shares issued for financing activities	-	-	58,986,135	58,986		1,457,050	-	1,516,036
Stock-based compensation	-	-	14,350,000	14,350		636,920	-	651,270
Warrant exercises (cash)	-	-	6,150,000	6,150		134,075	-	140,225
Warrants issued for services	-	-	-	-		692,073	-	692,073
Creation of note discount	-	-	-	-		358,923	-	358,923
Cancellation of investment	-	-	(800,000)	(800)		(55,200)	-	(56,000)
Net loss	-	-	-	-		-	(7,638,769)	(7,638,769)

Balance as of December 31, 2013	-	-	684,367,465	684,536		53,215,960	(61,774,047)	(7,873,551)

Shares issued for services or reduction to liabilities	-	-	18,542,529	18,542		585,853	-	604,395
Convertible debt conversions and warrants exercises	-	-	15,369,478	15,369		324,631	-	340,000
Shares issued for financing activities	-	-	53,138,267	53,138		1,367,108	-	1,420,246
Stock based compensation	-	-	(500,000)	(500)		621,632	-	621,132
Warrant exercises (cash)	-	-	1,500,000	1,500		40,500	-	42,000
Warrants issued for services	-	-	-	-		159,169	-	159,169
Creation of note discount	-	-	2,000,000	1,626		122,959	-	124,585
Net loss	-	-	-	-		-	(2,180,212)	(2,180,212)

Balance as of December 31, 2014	-	$-	774,417,739	$774,211	$	$56,437,812	$(63,954,259)	$(6,742,236)

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Operating activities:
Net loss	$(2,180,212)	$(7,638,769)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	302,762	237,463
Non-cash write down of assets	152,738	262,500
Allowance for doubtful accounts	69,784	289,947
Warrants issued for services	159,169	692,073
Stock-based compensation	621,132	651,270
Common stock issued for services	296,422	1,064,752
Amortization of loan discount	214,953	333,915
Gain on write-off of liabilities	(1,672,820)	-
Subtotal - Non-cash adjustments	144,140	3,531,920
Effect of changes in:
Accounts receivable	28,796	(431,802)
Inventory	(13,537)	(12,792)
Prepaid expenses and other current assets	(7,547)	(46,276)
Deposits	-	3,370
Accounts payable and accrued expenses	1,162,790	1,382,490
Related party payables	121,938	55,132
Compensation payable	89,030	195,531
Deferred revenue	(9,899)	36,681
Subtotal - net change in operating assets & liabilities	1,371,571	1,182,334
Net cash used in operating activities	(664,501)	(2,924,515)

Investing activities:
Purchase of property and equipment	(7,401)	-
Filing of patents	(356,047)	(483,649)
Costs of continuing MMRPro and website development	(52,485)	(60,250)
Net cash used in investing activities	(415,933)	(543,899)

Financing activities:
Net proceeds from convertible notes and sales of restricted stock	200,000	1,879,300
Net proceeds from warrant exercises	42,000	140,225
Proceeds from shares issued for financing activities	1,422,246	1,516,036
Proceeds from note payable	85,000	20,000
Payments of note payable	(50,000)	(70,000)
Proceeds from note payable, related party	-	84,000
Payment from note payable, related party	-	(20,000)
Proceeds from line of credit	-	113,000
Payments of line of credit	(316,141)	(203,472)
Payments of capital lease	(3,637)	(16,971)
Net cash provided by financing activities	1,379,468	3,442,118
Net increase (decrease) in cash	299,034	(26,296)
Cash, beginning of period	10,359	36,655
Cash, end of period	$309,393	$10,359

Supplemental disclosures of cash flow information:
Cash paid for interest	$200,929	$149,903
Cash paid for income taxes	$1,457	$4,201
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock	$340,000	$1,632,919
Receipt of Investment in equity securities	$-	$350,000
Cancellation of investment in equity securities	$-	$56,000
Acquisition of assets through capital lease	$-	$35,829
Payment of accounts payable and related party payables through issuance of common stock	$296,422	$48,697

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

Through our wholly-owned operating subsidiary MyMedicalRecords, Inc. ("MMR Inc."), we provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, retailers, and professional organizations and affinity groups. Our PHR, marketed both directly via our website at www.mymedicalrecords.com, at online retailers and as a private-label service, enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using an Internet-connected device. The MyMedicalRecords PHR is built on proprietary, patented and patent-pending technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account.

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

Since 2005, MMR Inc. began filing for patent protection for its products and services. Through the most recent quarter, the Company had received thirteen health IT patents pertaining to Personal Health Records, patient portals and Electronic Health Records. The Company believes these patents represent a foundational patent portfolio which could have significant ramifications to healthcare professionals and vendors of health IT products and services. As a result of the issuance of these patents, and certain requirements affecting the use of health IT products and services, the Company's business is evolving to include both an operating entity and a licensor of intellectual property.

On March 8, 2011, we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including the Company's anti-CD20 antibodies and related FavId™ vaccine technologies acquired by MyMedicalRecords, Inc. through the merger with Favrille. As of this date the assets have not been transferred to the subsidiary.

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

GOING CONCERN

As of December 31, 2014, the Company's current liabilities exceeded its current assets by $8.56 million. Furthermore, during the years ended December 31, 2014, and 2013, the Company incurred losses of $2.14 million and $7.44 million, respectively.

At December 31, 2014 and December 31, 2013, we had $309,393 and $10,359, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Ninth Amended and Restated Note effective April 29, 2014 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1,281,852 at December 31, 2014 and a total Unpaid Balance (as defined in the Line of Credit) of $2,968,148, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Ninth Amended and Restated Note and the Security Agreement. As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2014 are as follows: $753,704, which is included in the line of credit, related party; and $528,148 related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding this matter is to, amongst other things, continue to utilize our available line of credit with The RHL Group (see Note 3). At December 31, 2014, we had approximately $2.968 million remaining as available under The RHL Group line of credit. Furthermore, we plan to continue to utilize portions of our standby equity line facility with Granite as needed. Additionally, we plan to continue selling additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base, sell MMRPro products, and continue licensing our intellectual property to obtain additional cash flow over the next twelve months. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our available line of credit with The RHL Group, the Granite equity line of credit, or obtain suitable alternative debt or equity financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $309,393 and $10,359 as of December 31, 2014, and 2013, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2014, and 2013, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

Website and Software Development Costs: 5 Years

Domain Name: 5 Years

Patents: 20 Years

(g) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the years ended December 31, 2014 and 2013.

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

(j) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the years ended December 31, 2014 and 2013 was $23,884 and $78,230, respectively.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of warrants during the years ended December 31, 2014 and 2013 using the following assumptions.

	December 31, 2014	December 31, 2013

Expected life in years	2 - 5 Years	0 - 5 Years
Stock price volatility	120.51% - 122.72%	144.34% - 148.34%
Risk free interest rate	0.04% - 1.38%	0.035% - 0.035%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the years ended December 31, 2014 and 2013 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 191,965,338 and 203,329,108 shares as of December 31, 2014 and 2013, respectively.

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

(n) COST METHOD INVESTMENT

We hold a minority equity investment in a private company, which is recorded as Investment in equity securities. This investment is accounted for under the cost method of accounting as we own less than 20% of the voting equity and only have the ability to exercise nominal, not significant, influence over the investee. We monitor this investment for impairment and make appropriate reductions in carrying value if necessary. During the years ended December 31, 2014 and 2013, the Company recognized $87,500 and $262,500, respectively, of impairment related to this asset. At December 31, 2014 and 2013, the carrying amount of the investment was $0 and $87,500, respectively.

(o) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015- 02"). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. After review of this standard, the Company does not believe this will have a material effect on its consolidated financial statements or disclosures.

3. RELATED PARTY NOTE PAYABLE

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

On April 29, 2014, the Company and The RHL Group entered into a Ninth Amended and Restated Promissory Note, effective as of April 29, 2014. The Amended Note amends and restates that certain Eight Amended Note entered into between the foregoing parties, effective April 29, 2013 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) extending the maturity date to April 29, 2015. In connection with the Ninth Amended Note, we issued The RHL Group warrants to purchase 2,781,561 shares of our common stock at $0.035 per share. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

The Ninth Amended Note had a balance of $1,281,852 and $1,355,761 at December 31, 2014 and 2013, respectively. The components of the Ninth Amended Note and the related balance sheet presentation as of December 31, 2014 are as follows: $753,704, which is included in the line of credit, related party; and $528,148 for other obligations due to The RHL Group, which are included in related party payables.

Total interest expense on the Line of Credit for the years ended December 31, 2014 and 2013 amounted to $134,523 and $132,804, respectively. The unpaid interest balances as of December 31, 2014 and December 31, 2013 were $30,160 and $24,049, respectively.

In conjunction with the Ninth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after December 31, 2014. All covenants were met as of December 31, 2014.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	December 31,	December 31,
	2014	2013
Prepaid consulting fees from issuance of common stock	$125,625	$141,315
Prepaid insurance	5,984	8,947
Prepaid trade shows	30,575	4,375

Total prepaid expenses and other current assets	$162,184	$154,637

5. PROPERTY AND EQUIPMENT

Property and equipment, at year end consisted of the following:

	December 31,	December 31,
	2014	2013
Furnitures and fixtures	$4,041	$3,170
Computers and related equipment	137,465	153,335

	141,506	156,505

Less: Accumulated depreciation and amortization	(109,389)	(118,112)

	$32,118	$38,393

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $13,677 and $15,737, respectively, which is recorded in general and administrative expenses in the Consolidated Statement of Operations.

6. INTANGIBLE ASSETS

Intangible assets as of December 31, 2014 and 2013 consisted of the following:

	December 31,	December 31,
	2014	2013

Website development	$332,795	$326,394
MMR Pro website development	910,087	863,561
Patents	1,602,786	1,246,739
Domain name	86,375	86,375

	2,932,043	2,523,069

Less: Accumulated amortization	(1,141,421)	(853,036)

	$1,790,622	$1,670,033

Amortization expense for the years ended December 31, 2014 and 2013 amounted to $289,085 and $221,726, respectively. Estimated amortization expense for each of the next five succeeding years is expected to be as follows:

Year Ending December 31,
2015	$254,659
2016	109,528
2017	28,566
2018	26,703
2019	24,786
Thereafter	1,346,380
Total	$1,790,622

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
	December 31,	December 31,
	2014	2013
Legal and accounting fees	$3,524,788	$3,501,978
Accounts payable and accruals from Favrille Merger	309,791	309,791
Trade payables	314,491	976,820
Consulting services	417,743	401,994
Accrued vacation	102,147	73,944

Total accounts payable and accrued expenses	$4,668,960	$5,264,527

8. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended December 31,
	2014	2013
Federal statutory rate	-34.00%	-34.00%
State tax, net of federal benefit	-5.65%	-5.82%
Non-deductible items	0.84%	0.08%
Valuation allowance	38.81%	39.74%
Effective income tax rate	0.00%	0.00%

Significant components of deferred tax assets and (liabilities) are as follows:

	December 31,
	2014	2013
Net operating loss carryforwards	$19,345,922	$18,674,820
Depreciation and amortization	(55,855)	(145,605)
Share-based compensation	2,494,629	2,061,862
R&D tax credit	2,455,964	2,455,964
State tax and other	(1,509,212)	(1,446,425)
Deferred tax assets, net	22,731,448	21,600,616
Less: valuation allowance	(22,731,448)	(21,600,616)
	$-	$-

At December 31, 2014, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of $45,371,308 and $44,302,242, respectively. These carry forwards will begin to expire in the years ending December 31, 2026 and December 31, 2016, respectively. These net operating losses may be subject to various limitations on utilization based on ownership changes under Internal Revenue Code Section 382 as a result of the Merger, and the Company is in the process of evaluating the impact of this before any losses are used to offset future taxable income. The Company's net operating loss carry forwards are subject to examination until such time as the NOLs are used and the tax year is closed.

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

At December 31, 2014, based on available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. The Company has recorded a $22,731,448 valuation allowance, or 100% of its cumulative deferred tax assets.

The Company performed an analysis of its tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2014 and 2013.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. The Company incurred $0 of interest and penalties during the years ended December 31, 2014 and 2013.

The Company files income tax returns in the United States ("Federal") and California ("State") jurisdictions. The Company is subject to Federal and State income tax examinations by the tax authorities.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction Open Tax Years

Federal 2011 - 2014

California State 2010 - 2014

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

9. COMMITMENTS AND CONTIGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $8,250. Total rent expense for the years ended December 31, 2014 and 2013 were $150,720 and $120,472 respectively. Future minimum lease payments as of December 31, 2014, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2015	$170,500	$13,222
2016	187,550	-
2017	206,305	-
2018 and there after	146,410	-
	710,765	13,222
Less current portion		(13,222)

Total minimum lease payments	$710,765	$-

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

Employment Agreements

The Company has employment agreements with its Chairman, President and Chief Executive Officer, Robert H. Lorsch, its Vice President of Finance and Chief Financial Officer, Ingrid Safranek. Under each employment agreement, the executive officers receive a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under that Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MyMedicalRecords, Inc. an initial payment of $5 million payable on December 23, 2011, and additional payments of $5 million per year for five consecutive years. After unsuccessful attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and it intends to seek $30 million in damages. On February 13, 2014, SCM filed an answer to the complaint and a cross-complaint alleging claims for breach of that contract, among other things. On July 10, 2014, the court granted SCM's motion for summary adjudication on the claim for breach of contract in the complaint and its counterclaim for declaratory relief. On July 30, 2014, SCM filed its second amended cross-complaint, alleging substantially the same claims against the same parties. On December 5, 2014, the Court of Appeal issued an Alternative Writ of Mandate, finding the trial court "erred in granting [SCM's] motion for summary adjudication." Pursuant to the Court of Appeal's Alternative Writ, on January 7, 2015, the trial court vacated its order granting SCM's motion for summary adjudication, and it has scheduled another hearing on that motion on April 10, 2015.  MyMedicalRecords, Inc. will continue to pursue its claim and defenses, but the Company cannot predict the chances of either a favorable or unfavorable outcome, nor does the Company have sufficient information regarding its ability to collect any judgment MyMedicalRecords, Inc. may obtain.

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc. ("Quest") in the United States District Court for the Central District of California, alleging that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. On October 11, 2013, MMR filed an unopposed motion to add a claim of infringement of U.S. Patent 8,498,883 to its complaint against Quest, which was granted on October 29, 2013. The Court issued a claim construction order on September 4, 2014, and granted MMR's motion to amend its infringement contentions with respect to the `466 Patent against all defendants on November 7. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. MMR is appealing those orders to the U.S. Court of Appeals for the Federal Circuit. Quest has agreed to stay the filing of fees and costs until resolution of the appeal.

MMR's portfolio of other patents are not affected by this litigation, including U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,626,532 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); 8,775,212 ("Electronic Health Records in Clinical Trials"); as well as 11 foreign patents including two in Australia, three in Mexico, two in South Korea, with others in New Zealand, Singapore, Japan and Canada.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California. That complaint alleged that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR subsequently withdrew the complaint per an agreement allowing MMR to the right to re-file without prejudice unless an agreement is reached within a specific period of time. On August 27, 2013, MMR terminated the agreement with WebMD. On October 2, 2013, MMR filed a new complaint against WebMD in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 8,301,466 and 8,498,883. The Court issued a claim construction order on September 4, 2014, and granted MMR's motion to amend its infringement contentions with respect to the `466 Patent against all defendants on November 7. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. MMR is appealing those orders to the U.S. Court of Appeals for the Federal Circuit. WebMD has filed a motion to recover fees and costs, which MMR opposes, and requests be stayed until resolution of the appeal.

MMR's portfolio of other patents are not affected by this litigation, including U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,626,532 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); 8,775,212 ("Electronic Health Records in Clinical Trials"); as well as 11 foreign patents including two in Australia, three in Mexico, two in South Korea, with others in New Zealand, Singapore, Japan and Canada.

On May 17, 2013, MMR filed a complaint for patent infringement against Jardogs, LLC (the "Jardogs Complaint") in the United States District Court for the Central District of California, alleging that Jardogs, LLC infringes U.S. Patent No. 8,301,466. On September 23, 2013, MMR filed a separate complaint for patent infringement against Allscripts Healthcare Solutions Inc. ("Allscripts") titled MyMedicalRecords, Inc. v. Allscripts Healthcare Solutions Inc., United States District Court, Central District of California (the "Separate Allscripts Complaint"). The Separate Allscripts Complaint alleged that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. On October 4, 2013, MMR filed a motion to amend the Jardogs Complaint to add Allscripts as a party defendant and to allege that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. The Court granted that motion on November 1, 2013. Thereafter, MMR dismissed the Separate Allscripts Complaint. The Court issued a claim construction order on September 4, 2014, and granted MMR's motion to amend its infringement contentions with respect to the `466 Patent against all defendants on November 7. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. MMR is appealing those orders to the U.S. Court of Appeals for the Federal Circuit. Allscripts has filed a motion to recover fees and costs, which MMR opposes, and requests be stayed until resolution of the appeal. Allscripts Healthcare Solutions Inc. also filed a Covered Business Method ("CBM") petition on November 3, 2014, before the Patent Trial and Appeal Board alleging that claims 8-12 of U.S.Patent No. 8,301,466 are invalid. MMR filed a preliminary response on February 20, 2015 and the Patent Office has not yet decided whether or not to institute a CBM proceeding.

MMR's portfolio of other patents are not affected by this litigation, including U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,626,532 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); 8,775,212 ("Electronic Health Records in Clinical Trials"); as well as 11 foreign patents including two in Australia, three in Mexico, two in South Korea, with others in New Zealand, Singapore, Japan and Canada.

10. STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of December 31, 2014, and 2013, there were no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2014, we are authorized to issue 1,250,000,000 shares of common stock.

On May 24, 2012, the Company filed a Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares pursuant to the Investment Agreement, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents for its investment in the Company. Subject to the terms and conditions of the Investment Agreement, the Company has the right to put up to $15 million in shares of our common stock to Granite. As of December 31, 2014, the amount available under the equity line facility was $13 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of December 31, 2014, the total shares of our common stock issued and outstanding amounted to 774,417,739.

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

As of December 31, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was $44,853, which is expected to be recognized over a weighted average period of 1.37 years.

A summary of option activity for the years ended December 31, 2013 and 2014 is presented below. Options granted by MMR Inc. prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2012	42,397,551	$0.11	5.93	$-
Granted	2,200,000	0.06
Exercised	(717,461)	0.10
Cancelled	(3,988,368)	0.11
Outstanding at December 31, 2013	39,891,722	0.11	5.08	-
Granted	500,000	0.06
Exercised	(450,000)	0.08
Cancelled	(2,400,000)	0.13
Outstanding at December 31, 2014	37,541,722	$0.10	4.29	$-

Vested and expected to vest
at December 31, 2014	37,541,722	$0.10	4.29	$-

Exercisable at December 31, 2014	36,841,722	$0.10	4.27	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date. Total stock option expenses recorded during the years ended December 31, 2014 and 2013 were $157,283 and $241,428, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2014, the Company modified the terms of certain stock options and warrants held by the Company's CEO and its board of directors to extend the expiration date between 3 and 12 months. The Company recognized $185,476 of incremental cost associated with this modification, which is recorded as a part of stock-based compensation.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.05 - 0.08	12,900,000	6.81	$0.07	12,200,000	6.72	$0.06
	$0.08 - 0.15	23,011,461	3.44	$0.11	23,011,461	3.44	$0.11
$	> 0.15	1,630,261	3.89	$0.18	1,630,261	3.89	$0.18
		37,541,722			36,841,722

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

A summary of the activity of the Company's warrants for the years ended December 31, 2014 is presented below.

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2013	88,571,841	$0.07
Granted	5,781,561	0.05
Exercised	(3,250,000)	0.04
Cancelled	(21,074,992)	0.10
Outstanding at December 31, 2014	70,028,410	$0.06

Exercisable at December 31, 2014	65,900,633	$0.06

The following summarizes the total warrants outstanding and exercisable as of December 31, 2014.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.02 - $0.06	48,899,348	2.24	$0.04	48,271,571	2.21	$0.04
$0.06 - $0.10	7,525,000	0.78	$0.10	5,025,000	0.68	$0.10
Greater than $0.10	13,604,062	1.56	$0.14	12,604,062	1.6	$0.15
	70,028,410			65,900,633

Shares Issued for Services or Reduction to Liabilities

During the year ended December 31, 2014, we issued 18,542,529 shares of common stock with a value of $604,396 to non-employees and charged to the appropriate accounts for the following reasons:

	Year Ended December 31, 2014

Purpose	Shares	Value

Reduction of payables	9,278,883	$296,422
Services provided	9,263,646	$307,973
Totals	18,542,529	$604,395

The 18,542,529 shares were not contractually restricted, however as they have not been registered under the Act, they are restricted from sale until they are registered under the Securities Act of 1933, as amended (the "Act"), or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

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

During the year ended December 31, 2014 and 2013, the Company issued 18,542,529 and 31,918,265, respectively, shares of common stock in consideration for goods and services from both employees and non-employees valued at $604,396 and $1,444,372, respectively.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. Total stock bonus expenses recorded during the year ended December 31, 2014 was approximately $308,375, and is reflected in operating expenses in the accompanying consolidated statements of operations.

On December 31, 2013, we issued a total of 7,000,000 shares of our common stock at $0.05 per share as an incentive to our board members and members of our management team under the Stock Bonus Program. All shares vest on January 1, 2015 and are forfeitable before such time.

As of December 31, 2014, 7,000,000 shares of restricted stock were not vested, and unrecognized compensation cost with respect to these instruments amounted to $0. These shares vest in full on January 1, 2015.

12. NOTES PAYABLE

The Notes payable consisted of the following:

	December 31,	December 31,
	2014	2013

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short-term loan due to a third-party with 6% interest	35,000	50,000
	360,343	375,343
Less: current portion	(360,343)	(375,343)
Notes payable, less current portion	$-	$-

Short term loan due to a related-party, payable in full on January 2, 2014 with 12% interest	$203,664	$196,921

Short term loan due to a related-party, payable in full on May 31, 2015 with 12% interest	50,000	-

Notes payable related party, current portion	253,664	196,921

Less: current portion	(253,664)	(196,921)
Notes payable related party, less current portion	$-	$-

13. CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of December 31, 2014, a total of $978,858 in convertible notes remained outstanding. As of December 31, 2014, $778,858 of these Notes have matured, however, the Company and the Holders have agreed to keep the balance as a Note Payable and the note holders have elected not to convert their note balances into shares of our common stock as of December 31, 2014.

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

During the second quarter of 2014, we entered into one Convertible Promissory Note with one unrelated third-party for a principal amount of $200,000. This note has the option to be converted into a total of 6,779,661shares of our common stock. As of December 31, 2014, this note has not been converted. In addition, during the second quarter of 2014 we entered into an agreement to modify the terms of an existing convertible note by extending the maturity date and reducing the conversion price. As a result, the Company recognized an aggregate of $88,000 of expenses associated with this modification.

During the third quarter of 2014, we did not enter into any Convertible Promissory Notes.

During the fourth quarter of 2014, we did not enter into any new Convertible Promissory Notes. During this period a Note with principal balance of $150,000 was converted.

We recognized the intrinsic value of the embedded beneficial conversion feature as additional paid in capital and an equivalent discount that reduced the carrying value of the convertible notes in the amount of $124,120 and $358,923, for the years ended December 31, 2014 and 2013, respectively.

The related discount for the beneficial conversion outstanding was $45,560 and $81,393 as of December 31, 2014 and 2013 respectively.

Shares issuable upon conversion for convertible notes payable was 84,395,206 and 81,015,545 as of December 31, 2014 and 2013, respectively.

The total interest expense attributed to the Beneficial Conversion Feature of the Notes and related warrants for the year ended December 31, 2014 and 2013 was $214,953 and $333,915, respectively.

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

As of December 31, 2014, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. No payments were made during the years ended December 31, 2014 or 2013 on these severance liabilities.

During the period from January 27, 2009 through June 30, 2009, the Company entered into a series of settlement agreements with certain vendors of Favrille pursuant to the Creditor Plan, in which the Company settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355.

15. RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 13% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Ninth Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $50,000 each year during the years ended December 31, 2014 and 2013, toward marketing consulting services from Bernard Stolar, a director. We included $174,273 and $109,756 in related party payables as of December 31, 2014, and 2013, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2014 and 2013, the total expenses relating to this stockholder amounted to $120,000 and $120,000, respectively. In addition, we capitalized $107,050 of software development costs for the year ended December 31, 2014. As of December 31, 2014 and 2013, the total amounts due to the stockholder and included in related party payables amounted to $10,000 and $396,800, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We will license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for the years ended December 31, 2014 and 2013 was $50,000 per year. In addition, we incurred a total of $0 and $15,020 during the years ended December 31, 2014 and 2013, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at December 31, 2014 and December 31, 2013 of $64,615 and $64,615, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $0 and $18,421 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2014 and 2013, respectively. On July 19, 2012, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed an Amendment to the Agreement dated September 15, 2009 to provide licensor a non- exclusive right to target, market and exploit the Employee Benefits market.

16. SUBSEQUENT EVENTS

We have evaluated subsequent events of our condensed consolidated financial statements. There were no material subsequent events requiring additional disclosure in these financial statements.