Form 10-K/A
period 2014-12-31
MMRGlobal, Inc.
filed 2015-04-30
CIK 1285701

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

      As of April 27, 2015, the registrant had 778,972,739 shares of common stock outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") amends the Annual Report on Form 10-K of MMRGlobal, Inc. (the "Company") for the fiscal year ended December 31, 2014 as originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2015 (the "Original Filing"). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2014 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Forward-Looking Statements

Certain statements in this Form 10-K/A are "forward-looking statements". These statements relate to future, not past, events and often address our expected future business and financial performance. Any such statement is based on our current expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. Forward looking statements by their nature are subject to various risks and uncertainties that could cause our actual results to be materially different than those expressed in the forward looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the section on forward-looking statements and in the risk factors in Item 1A of our Original Filing and in our periodic reports on Form 10-Q and Form 8-K.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information sets forth for each member of our Board of Directors (the "Board") such person's age as of April 30, 2015, such person's principal occupation, employment and business experience, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director of the Company. There are no family relationships among our executive officers and directors.

Our board of directors is divided into three classes, with each class serving a staggered three-year term. Our current directors and corresponding terms are as follows:

Director	Class	Expiration of Term	Director Term	Committee Membership
Mike Finley	Class III	2015 Annual Meeting	2011 to Present	Audit & Compensation Committee
Bernard Stolar	Class III	2015 Annual Meeting	2009 to Present	Audit, Compensation and Executive Committee
Jack Zwissig	Class I	2016 Annual Meeting	2009 to Present	Compensation & Nomination and Corporate Governance Committee
Robert H. Lorsch	Class II	2017 Annual Meeting	2009 to Present	Executive Committee
Ivor Royston	Class II	2017 Annual Meeting	2013 to Present	Audit Committee

The following table lists the names and ages as of April 30, 2015, and positions of the individuals who serve as our directors and executive officers:

Name	Age	Principal Occupation	Officer Term
Robert H. Lorsch	65	Chief Executive Officer of MMRGlobal, Inc.	2005 to Present
Jack Zwissig	66	Chief Executive Officer of Zwissig and Associates
Mike Finley	54	Vice President, Global Carrier and Distribution Business Development of Qualcomm
Bernard Stolar	68	Consultant to the video games industry and a marketing and strategic planning advisor for our wholly-owned subsidiary, MMR
Ivor Royston	70	Founding Managing Member of Forward Ventures
Ingrid Safranek	42	Vice President of Finance and Chief Financial Officer	2009 to Present

Robert H. Lorsch, Chairman of the Board; Chief Executive Officer. Mr. Lorsch has served as the Chairman and Chief Executive Officer of the Company since 2005. He is also Chairman and Chief Executive Officer of The RHL Group, Inc., a private equity and business management consulting firm Mr. Lorsch formed in April 1998. In 1994, he co-founded SmarTalk TeleServices, Inc. ("SmarTalk"), leading the company through a successful public offering in 1996 and building it into one of the largest providers of prepaid telecommunications products and services. Mr. Lorsch served as its Chairman and Chief Executive Officer until January 1998, when he left the company to remain in Los Angeles while SmarTalk moved its headquarters to Dublin, Ohio. In 1986, Mr. Lorsch founded Lorsch Creative Network, a full-service advertising and sales promotion agency that did marketing, advertising and sales promotion programs for nationally and internationally recognized clients, including the ABC, CBS and NBC television networks, Marvel Entertainment, Procter & Gamble, Johnson & Johnson, McDonald's Corporation and Northrop Grumman, among many others. In 1998, the Lorsch Creative Network became The RHL Group, Inc. (www.rhlgroup.com).  Mr. Lorsch spent more than 30 years as a Member of the Board of Trustees for the California Science Center, where the Robert H. Lorsch Family Pavilion stands as a gateway to the world-class museum. He also served a four-year term on the Science Center and Exposition Park Board of Directors, appointed by then California Governor Gray Davis. He also served a concurrent term as a member of the Los Angeles Memorial Coliseum Commission. Mr. Lorsch was also a National Vice President of the Muscular Dystrophy Association; and he also previously served as a member of the Gaming Policy Advisory Committee of the California Gambling Control Commission.

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

We believe that Mr. Lorsch's qualifications to continue to serve on our Board of Directors include his 40 years of experience as the chief executive officer of numerous companies he founded, his knowledge of business management, his experience as a member of numerous organizational committees, and his position as our current Chief Executive Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of Section 16(a) forms reports furnished to us during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been complied with.

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

As of the date hereof, the members of the Audit Committee are Messrs. Finley, Stolar and Royston. The Audit Committee has adopted a written charter that is available to stockholders from the "Investor Relations" page on our website at www.mmrglobal.com.

Although the Company is traded on the OTC Pink Sheets, the Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis. In light of compensation received for consulting services, our Board of Directors has determined that one of the current members of our Audit Committee is not independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). Further, our Board of Directors has determined that, notwithstanding the experience and education of our Audit Committee members, we do not have an "audit committee financial expert," as defined in applicable SEC rules. Given the size of our company and the familiarity of the Audit Committee members with our company, we believe it is not necessary to have such an expert at this time.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth certain information with respect to the compensation paid to our non-employee directors for the following fiscal years:

		Fees		Option			Stock		Other
Name	Year	Earned (1)		Grant (2)			Grant (2)		Compensation (3)		Totals

Mike Finley	2014	$16,000	(4)	$-		$			$-		$16,000
	2013	$17,000	(4)	$-			$80,000	(5)	$-		$97,000

Douglas Helm (**)	2014	$21,000	(6)	$-			$-		$6,200	(7)	$27,200
	2013	$19,000	(6)	$-			$80,000	(5)	$-		$99,000

Ivor Royston (*)	2014	$16,500	(8)	$-			$-		$-		$16,500
	2013	$8,500	(8)	$84,000	(9)		$80,000	(5)	$-		$172,500

Bernard Stolar	2014	$22,500	(10)	$-			$-		$50,000	(10)	$72,500
	2013	$20,500	(10)	$-			$80,000	(5)	$50,000	(10)	$150,500

Jack Zwissig	2014	$19,000	(11)	$-			$-		$-		$19,000
	2013	$16,000	(11)	$-			$80,000	(5)	$-		$96,000

1.

Amounts represented director fees earned for the respective years 2014 and 2013. Unpaid balances are reflected as a component of related party payables in the consolidated balance sheet as of December 31, 2014.

2.

Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

3.	Other compensation represents additional fees earned by each respective director for consulting services performed.
4.	Mr. Finley earned $16,000 and $17,000 respectively for 2014 and 2013. These amounts remained unpaid as of 12/31/2014.
5.

On May 10, 2013, the Directors were each granted 500,000 shares of common stock at $0.06 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.05 per share, amounted to $25,000 each. On January 10, 2014, when the shares vested, they had a market value of $17,000 based on the closing price of $0.034 per share. On December 31, 2013, the Directors were each granted 1,000,000 shares of common stock at $0.05 per share as an incentive. The grant date fair value of these options, based on the market closing price of $0.036 per share, amounted to $36,000 each. On January 1, 2015, when the shares vested, they had a market value of $14,000 based on the closing price of $0.014 per share.

6.	Mr. Helm earned $21,000 and $19,000 respectively for 2014 and 2013. These amounts remained unpaid as of 12/31/2014.
7.	Mr. Helm earned $6,200 in consulting fees during 2014.
8.	Mr. Royston earned $16,500 and $8,500 respectively for 2014 and 2013. These amounts remained unpaid as of 12/31/2014.
9.

On May 28, 2013, Mr. Royston was granted 1,050,000 stock options to purchase shares of our common stock with an exercise price of $0.08 per share. The grant date fair value for these options, based on the market closing price of $0.065 on May 28, 2013 amounted to $68,250.

10.	Mr. Stolar earned $22,500 and $20,500 respectively for 2014 and 2013 for Director Fees and $50,000 per year for consulting fees. These amounts remained unpaid as of 12/31/2014.
11.	Mr. Zwissig earned $19,000 and $16,000 respectively for 2014 and 2013. These amounts remained unpaid as of 12/31/2014.
(*)	Mr. Royston joined the Board on May 27, 2013.
(**)	Mr. Helm resigned from the Board on March 17, 2015.

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned by each "named executive officer" of MMR for the past two fiscal years, determined on the basis of rules adopted by the SEC relating to "smaller reporting companies."

									All
						Stock		Option	Other
Name	Year	Salary		Bonus		Award (1)		Award (1)	Compensation		Totals

Robert Lorsch	2014	$248,000	(2)	$-		$-		$-	$68,461	(5)	$316,461
Chief Executive Officer	2013	$287,869	(2)	$100,000	(3)	$125,000	(4)	$-	$68,461	(5)	$581,330

Ingrid Safranek	2014	$206,667	(6)	$-		$-		$-	$-		$206,667
Chief Financial Officer	2013	$191,500	(7)	$100,000	(3)	$125,000	(4)	$-	$-		$416,500

  Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

  Mr. Lorsch earned $248,000 in salary during 2014 and $287,869 during 2013. Included in the 2013 amount were $232,046 for 2013 salary and $55,823 related to retroactive salary increases of 5% per year for 2010, 2011, and 2012 as called for by his employment agreement, and which had not been previously booked. As of December 31, 2014, $280,155 remained unpaid.

  On May 10, 2013, the Board of Directors reviewed Mr. Lorsch and Ms. Safranek's employment agreements which called for annual bonus and stock option grants as determined by the Board in its sole discretion. The Board then approved an annual bonus of $100,000 for each. As of the date of this report, those amounts remain unpaid.

  On May 10, 2013, Mr. Lorsch and Ms. Safranek were each granted 1,250,000 shares of common stock at $0.06 per share as an incentive for a book value of $75,000. The fair value of these options, based on the market closing price of $0.05 per share, amounted to $62,500 each on the grant date. On January 10, 2014, when the shares vested, they had a market value of $42,500 based on the closing price of $0.034 per share. On December 31, 2013, Mr. Lorsch and Ms. Safranek were each granted 1,000,000 shares of common stock at $0.05 per share as an incentive for a book value of $50,000. The fair value of these options, based on the market closing price of $0.036 per share, amounted to $36,000 each on the grant date. On January 1, 2015, when the shares vested, they had a market value of $14,000 based on the closing price of $0.014 per share.

  During the years ended December 31, 2014 and December 31, 2013, Other Compensation to Mr. Lorsch included $36,000 of auto allowance and $32,461 paid by the Company on behalf of Mr. Lorsch for a life insurance policy under which MMR is a 50% beneficiary. As of December 31, 2014, $36,000 of the Auto Allowance portion remained unpaid.

  During 2014, Ms. Safranek earned $206,667 in salary per her employment agreement with the Company. Of that amount, $128,167 was paid in cash during the year, and $78,500 remained unpaid as of December 31, 2014, which is included in deferred salaries.

  During 2013, Ms. Safranek earned $191,500 in salary per her employment agreement with the Company. On May 10, 2013, the Board reviewed Ms. Safranek's agreement, which called for an annual increase of 5%, and noting that such increases had not been previously booked, authorized a salary increase effective 5/16/2013 to $200,000 per year. The salary earned in 2013 includes $11,500 salary adjustment due to the aforementioned salary increase. Of that amount, $115,000 was paid in cash during the year, and $71,500 remained unpaid as of December 31, 2014, which is included in deferred salaries.

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

On January 29, 2009 we entered into an employment agreement with our Chairman, President and Chief Executive Officer, Robert H. Lorsch, with an initial term ending on December 31, 2011, subject to successive automatic extension unless we or Mr. Lorsch elect not to extend. Under the terms of his agreement, Mr. Lorsch shall serve as both our President and Chief Executive Officer and President and Chief Executive Officer of our wholly-owned subsidiary, MMR. The agreement provides for a base salary of $15,000 per month, subject to an upward increase of no less than 5% per year and with an annual bonus and stock option grants in such amounts, if any, as the Board of Directors may determine in its sole discretion. Mr. Lorsch receives a monthly auto allowance, reimbursement of certain life insurance premiums, and reimbursement for certain other insurance coverage, and is entitled to participate in benefits generally made to our senior executives.

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

On January 26, 2010, we entered into an employment agreement with Ingrid Safranek as our Vice President, Chief Financial Officer and Secretary. Under the employment agreement, Ms. Safranek receives a base salary, subject to annual increases as determined by the Board of Directors but in no event lower than 5%, certain benefits as set forth in the employment agreement, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement was effective until June 15, 2010, but was extended until June 15, 2011. On December 10, 2010, the Board approved Ms. Safranek's employment agreement to be amended to extend the term for an additional one year commencing on January 1, 2011. On December 28, 2011, the Board extended the current employment agreement for an additional two years term and approved an increase in her base salary with the understanding that, from time to time, it could be necessary to defer certain payments or benefits into future periods. On May 13, 2013, the Board approved a salary increase for Ms. Safranek to $16,667 per month, with the understanding that, as in the past, portions of the payments could be deferred into future periods. Furthermore, on December 31, 2013, the Board elected to renew Ms. Safranek's agreement for an additional two year term under the same terms as before.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by our named executive officers as of December 31, 2014.

	Option/Warrant Awards
	Number of Securities Underlying Unexercised Options/Warrant Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option/Warrant (#)	Option/Warrant Exercise Price ($)	Option/Warrant Expiration Date

Robert Lorsch	14,180,000	-	$0.0319 - $0.125	8/6/2014,
Chief Executive Officer				1/27/2020,
				4/6/2017,
				& 4/6/2022

Ingrid Safranek	3,350,000	-	$0.06 - $0.18	1/21/2020,
Chief Financial Officer				6/15/2020,
				1/3/2021
				& 4/6/2022

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 27, 2015, as to shares of our common stock beneficially owned by: (1) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock; (2) each of our named executive officers listed in the summary compensation table; (3) each of our directors; and (4) all of our named executive officers and directors as a group.

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

Shares of common stock subject to options, warrants and convertible notes exercisable or convertible within 60 days from April 27, 2015, are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the ownership percentage of any other person.

	Number of Shares of Common
Name and Address of Beneficial Owner (1)	Stock Beneficially Owned (2)	Percentage
Directors and Named Executive Officers
Robert H Lorsch (3)	110,370,667	13.1%
Bernie Stolar	17,077,894	2.2%
Ingrid Safranek	10,375,000	1.3%
Doug Helm (**)	8,875,624	1.1%
Jack Zwissig	8,220,375	1.0%
Mike Finley	4,125,000	*
Ivor Royston	3,010,558	*

All Executive Officers and Directors as a group	162,055,118	19.7%
(7 People)

5% Stockholders
RHL Group (3)	86,871,913	10.5%
Robert H Lorsch (3)	23,498,754	3.0%
David Loftus	58,247,323	7.2%
Sherry Hackett	37,252,242	4.7%

(1)	The business address of each director and executive officer listed is c/o MMRGlobal, Inc., 4401 Wilshire Blvd., Suite 200, Los Angeles, CA 90010.
(2)

This table is based upon information supplied by officers, directors, principal stockholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 778,972,739 shares of common stock outstanding as of April 30, 2015. Shares of common stock subject to options, warrants and convertible notes exercisable or convertible within 60 days after April 30, 2014, are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)

Consists of (i) 9,318,754 shares of common stock held directly by Mr. Lorsch and 37,454,892 shares of common stock held directly by The RHL Group, which is wholly owned and controlled by Mr. Lorsch, and Mr. Lorsch also has voting and/or investment power over such shares, (ii) fully vested warrants and/or options held by The RHL Group to purchase 49,417,021 shares of common stock, and (iii) fully vested option and/or warrants held by Mr. Lorsch to purchase 14,180,000 shares of common stock.

(**)	Mr. Helm resigned from the Board on March 17, 2015.

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

Director Independence

Our Board of Directors has determined that each of the following directors would be deemed "independent" under applicable NASDAQ Stock Market LLC rules: Messrs. Finley, Helm, Royston, Stolar and Zwissig. These persons represent a majority of our Board of Directors. Mr. Lorsch, the Chairman of our Board of Directors and our Chief Executive Officer would not be deemed independent. Messrs. Stolar, Zwissig and Finley are members of our Compensation Committee and Mr. Finley is the Chairman of our Compensation Committee. Messrs. Helm and Zwissig are members of our Nominating and Corporate Governance Committee and Mr. Zwissig is the Chairman. Messrs. Stolar, Royston and Finley are members of our Audit Committee, but would not be deemed to be independent under the more stringent independence requirements for Audit Committee members set forth in NASDAQ Listing Rule 5605(2). Mr. Stolar is Chairman of the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 by Rose, Snyder & Jacobs. Rose, Snyder & Jacobs performed the audit of our financial statements for the year ended December 31, 2014. All fees described below were approved by the Audit Committee pursuant to our pre-approval policy also discussed below.

	Fiscal Years Ended
	2014	2013
Audit Fees	$82,000	$102,000
Audit Related Fees	-	4,000
Total Fees	$82,000	$106,000

Audit Fees include the audit of the Company's annual financial statements presented in the Company's Annual Reports on Form 10- K, reviews of interim financial statements presented in the Company's Quarterly Reports on Form 10-Q and accounting, reporting and disclosure consultations related to those audits and fees related to consents and reports in connection with regulatory filings.

Audit Related Fees included review and consent of shelf registration statements and related updates.

The Company's Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Rose, Snyder & Jacobs, and has concluded that the provision of such services to the degree utilized is compatible with maintaining the independence of the Company's registered public accounting firm. All services provided by Rose, Snyder & Jacobs in 2014 and 2013 were pre-approved by the Audit Committee after review of each of the services proposed for approval.

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

MMRGLOBAL, INC.

By:	/s/ Robert H. Lorsch	Date:	April 30, 2015
Robert H. Lorsch
Chief Executive Officer