Form 10-Q
period 2015-03-31
MMRGlobal, Inc.
filed 2015-05-15
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2015, the issuer had 781,007,739 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements - Unaudited

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)

ASSETS

Current assets:
Cash and cash equivalents	$-	$309,393
Accounts receivable, less allowances of $173,591 in 2015 and 2014.	49,014	47,718
Inventory	13,537	13,537
Prepaid expenses and other current assets	160,734	162,184
Total current assets	223,285	532,832

Property and equipment, net	29,795	32,118
Intangible assets, net	1,797,797	1,790,622
Total assets	$2,050,877	$2,355,572

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$804,820	$753,704
Related party payables	1,012,971	952,835
Compensation payable	539,459	491,109
Severance liability	620,613	620,613
Accounts payable and accrued expenses	4,835,140	4,668,960
Deferred revenue	47,120	51,312
Convertible notes payable	987,827	932,047
Notes payable, current portion	366,410	360,343
Notes payable, related party	253,664	253,664
Capital leases payable, current portion	13,221	13,221
Total current liabilities	9,481,245	9,097,808

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 778,972,739 and 774,417,739 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	778,766	774,211
Additional paid-in capital	56,486,468	56,437,812
Accumulated deficit	(64,695,602)	(63,954,259)
Total stockholders' deficit	(7,430,368)	(6,742,236)
Total liabilities and stockholders' deficit	$2,050,877	$2,355,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Revenues
Subscriber	$34,029	$29,763
MMRPro	4,191	7,569
License fees	6,481	448,162
Total revenues	44,701	485,494
Cost of revenues	73,332	98,401
Gross (loss) profit	(28,631)	387,093
General and administrative expenses	461,992	1,429,980
Sales and marketing expenses	157,451	468,730
Technology development	-	24,783
Loss from operations	(648,074)	(1,536,401)
Interest and other finance charges, net	(93,269)	(112,952)
Net loss	$(741,343)	$(1,649,353)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	776,369,461	706,347,012
Diluted	776,369,461	706,347,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended March 31,
		2015	2014

Operating activities:
Net loss		$(741,343)	$(1,649,352)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		94,101	78,365
Warrants issued for services		5,490	38,721
Stock-based compensation		5,525	189,336
Common stock issued for services		13,000	222,847
Amortization of loan discount		55,780	69,766
Subtotal - Non-cash adjustments		173,896	599,035
Effect of changes in:
Accounts receivable		(1,296)	45,496
Prepaid expenses and other current assets		1,450	15,265
Accounts payable and accrued expenses		220,584	219,305
Related party payables		60,136	225,125
Compensation payable		48,350	94,518
Deferred revenue	`	(4,192)	(1,992)
Subtotal - net change in operating assets & liabilities		325,032	597,717
Net cash used in operating activities		(242,415)	(452,600)

Investing activities:
Purchase of property and equipment		(1,253)	-
Filing of patents		(97,700)	(75,979)
Costs of continuing MMRPro and website development		-	(32,021)
Net cash used in investing activities		(98,953)	(108,000)

Financing activities:
Proceeds from shares issued for financing activities		-	689,364
Proceeds from note payable		-	6,743
Proceeds (payments) of line of credit		11,196	(40,669)
Book overdraft		20,779	-
Payments of capital lease		-	(1,212)
Net cash provided by financing activities		31,975	654,226
Net increase (decrease) in cash		(309,393)	93,626
Cash, beginning of period		309,393	10,359
Cash, end of period		$-	$103,985

Supplemental disclosures of cash flow information:
Cash paid for interest		$93,268	$40,669
Cash paid for income taxes		$1,675	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock		$-	$190,000
Shares issued for reduction of payables		$18,000	$119,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MMRGlobal Inc. (referred to herein, unless otherwise indicated, as "MMR," the "Company," the "issuer," "we," "us," and "our") was originally incorporated as Favrille, Inc. ("Favrille") in Delaware in 2000, and since its inception and before the Merger (as defined below), operated as a biopharmaceutical company focused on the development and commercialization of targeted immunotherapies for the treatment of cancer and other diseases of the immune system. In May 2008, Favrille's ongoing Phase 3 registration trial for the FavId vaccine failed to show a statistically significant improvement in the treatment of patients with follicular B-cell Non-Hodgkin's lymphoma. On January 27, 2009, the Company, through MyMedicalRecords, Inc. ("MMR Inc."), what is now our wholly-owned operating subsidiary, conducted a reverse merger with Favrille.

Through our wholly-owned operating subsidiary MMR Inc., the Company's primary business is to license and provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, including a professional offering to physicians' offices and similar organizations known as MMRPro. In January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti-CD20 antibodies as well as data and samples from the FavId/Specifid vaccine clinical trials for the treatment of B-cell Non-Hodgkin's lymphoma.

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

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2015 are not indicative of the results that may be expected for the fiscal year ending December 31, 2015. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Going Concern and Management's Plan

As of March 31, 2015, our current liabilities exceeded our current assets by $9.26 million. Furthermore, during the three months ended March 31, 2015, we incurred losses of $741,343, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report on Form 10-Q.

At March 31, 2015 and December 31, 2014, we had $0 and $303,393, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold convertible debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Ninth Amended and Restated Note effective April 29, 2014 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1.31 million at March 31, 2015 and a total Unpaid Balance (as defined in the Line of Credit) of $1.56 million, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Ninth Amended and Restated Note and the First Amended Security Agreement dated June 26, 2012 (the "Security Agreement"). As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2015 are as follows: $0.8 million, which is included in the line of credit, related party; and $0.51 million related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding our going concern is to continue utilizing the Line of Credit. At March 31, 2015, there was approximately $2.92 million available under the Line of Credit. Furthermore, we plan to utilize portions of our standby equity facility with Granite State Capital LLC ("Granite") as needed. As of March 31, 2015, the amount available under the equity line facility was $13.1 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold. Finally, we plan to sell additional convertible debt and equity securities, settle our existing liabilities through the issuance of equity securities, explore other debt financing arrangements, increase our existing subscriber and affiliate customer base, sell our products and services, and collect licensing fees from parties utilizing our intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, our equity facility with Granite, obtain suitable alternative debt or equity financing, or increase sales of our products of increase licensing fees from the use of our intellectual property, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $0 and $303,393 as of March 31, 2015 and December 31, 2014, respectively.

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

(d) INVENTORY

Inventory is stated at the actual cost, using the first-in-first-out method. On an on-going basis, we evaluate our inventory for obsolescence. This evaluation includes analysis of sales levels, sales projections, and purchases by item. If future demand or market conditions are different than our current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2015 and December 31, 2014, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(f) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the three months ended March 31, 2015 and 2014.

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

We grant exclusive and non-exclusive licenses for the sale and marketing of our services in international territories in consideration of license fees and ongoing royalties. The royalty fee is usually a percentage of revenue earned by the licensee and there are usually certain minimum guarantees. We defer the recognition of license fee revenues received in advance from international licensees for the grant of the license and recognize them over the period covered by the agreement. We defer the recognition of minimum guaranteed royalty payments received in advance and recognize them over the period to which the royalty relates. We include all such revenues under "License Fees." In those cases where a license agreement contains multiple deliverables, we account for the agreement in accordance with ASC 605-25 Revenue Recognition - Multiple-Element Arrangements.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the three months ended March 31, 2015 and 2014 using the following assumptions.

	March 31, 2015	March 31, 2014
Expected life in years	2 - 5 Years	0 - 5 Years
Stock price volatility	120.51% - 122.72%	120.51% - 147.09%
Risk free interest rate	0.04% - 1.38%	0.12% - 0.13%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential anti-dilutive common shares from the computation of diluted net loss per common share for the three months ended March 31, 2015 and 2014 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 148,955,582 shares for the three months ended March 31, 2015 and 85,972,884 shares for the three months ended March 31, 2014, respectively.

(j) RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - RELATED PARTY PAYABLES, LINE OF CREDIT AND NOTE PAYABLE

On July 10, 2014, we and The RHL Group entered into a Ninth Amended and Restated Promissory Note (the "Amended Note"), effective as of April 29, 2014. The Amended Note amends and restates that certain Eighth Amended Note entered into between the foregoing parties, effective April, 29, 2014 (the " Existing Note " and together with its predecessor notes and the Amended Note, the " Credit Facility "), by: (i) extending the maturity date to April 29, 2015. In connection with the Ninth Amended Note, we issued The RHL Group warrants to purchase 2,781,561 shares of our common stock at $0.035 per share on July 10, 2014. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note. The Board of Directors has authorized the renewal of the Ninth Amended Note and we are currently in the process of such renewal.

Historically, the predecessor notes have increased over time the maximum amount of credit available under the Credit Facility from $100,000 to $1,000,000 to $3,000,000 to $4,500,000. The maximum amount of the Amended Note is $4,500,000. The Amended Note continues to bear interest at the lesser of 10% or the highest rate then permitted by law, and is secured (similar to the Existing Note) by a Security Agreement, which has been in effect since July 31, 2007, as renewed and amended to date (the "Security Agreement").

The Ninth Amended Note had a balance of $1.31 million at March 31, 2015. The components of the Ninth Amended Note and the related balance sheet presentation as of March 31, 2015 are as follows: $0.8 million, which is included in the line of credit, related party; and $0.51 million for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the three months ended March 31, 2015 and 2014 amounted to $30,676 and $35,112, respectively. The unpaid interest balances as of March 31, 2015 and December 31, 2014 were $60,257 and $30,160, respectively.

In conjunction with the Ninth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after March 31, 2015. Since we did not meet these covenants as of March 31, 2015, we received a waiver from The RHL Group until May 22, 2015.

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

Pursuant to ASC 740, Income Taxes, we performed an analysis of previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits As of March 31, 2015.

MMR Inc., in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMRGlobal has based this on an expectation that the combined entity will generate net operating losses in 2015, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three months ended March 31, 2015.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $8,250. Total rent expense for the three months ended March 31, 2015 and 2014 were $30,670 and $33,000 respectively. Future minimum lease payments as of March 31, 2015, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2015 (Remainder of)	$170,500	$13,221
2016	187,550	-
2017	206,305	-
2018	146,410	-
	710,765	13,221
Less current portion	-	(13,221)
Total minimum lease payments	$710,765	$-

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under that Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MyMedicalRecords, Inc. an initial payment of $5 million payable on December 23, 2011, and additional payments of $5 million per year for five consecutive years. After unsuccessful attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract and it intends to seek $30 million in damages. On February 13, 2014, SCM filed an answer to the complaint and a cross-complaint alleging claims for breach of that contract, among other things. On July 10, 2014, the court granted SCM's motion for summary adjudication on the claim for breach of contract in the complaint and its counterclaim for declaratory relief. On July 30, 2014, SCM filed its second amended cross-complaint, alleging substantially the same claims against the same parties. On December 5, 2014, the Court of Appeal issued an Alternative Writ of Mandate, finding the trial court erred in granting [SCM's] motion for summary adjudication. Pursuant to the Court of Appeal's Alternative Writ, on January 7, 2015, the trial court vacated its order granting SCM's motion for summary adjudication. On April 24, 2015, the trial court held a new hearing on that motion, and it entered an order denying SCM's motion in its entirety. MyMedicalRecords, Inc. will continue to pursue its claim and defenses, but the Company cannot predict the chances of either a favorable or unfavorable outcome, nor does the Company have sufficient information regarding its ability to collect any judgment MyMedicalRecords, Inc. may obtain.

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc. ("Quest") in the United States District Court for the Central District of California, alleging that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. On October 11, 2013, MMR filed an unopposed motion to add a claim of infringement of U.S. Patent 8,498,883 to its complaint against Quest, which was granted on October 29, 2013. MMR is seeking damages from Quest. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. MMR is appealing those orders to the U.S. Court of Appeals for the Federal Circuit. Quest has agreed to stay the filing of fees and costs until resolution of the appeal.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California. That complaint alleged that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. MMR is seeking damages against WebMD. On October 2, 2013, MMR filed a new complaint against WebMD in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 8,301,466 and 8,498,883. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. MMR is appealing those orders to the U.S. Court of Appeals for the Federal Circuit. WebMD has filed a motion to recover fees and costs, which MMR opposes.

On May 17, 2013, MMR filed a complaint for patent infringement against Jardogs, LLC (the "Jardogs Complaint") in the United States District Court for the Central District of California, alleging that Jardogs, LLC infringes U.S. Patent No. 8,301,466. On September 23, 2013, MMR filed a separate complaint for patent infringement against Allscripts Healthcare Solutions Inc. ("Allscripts") titled MyMedicalRecords, Inc. v. Allscripts Healthcare Solutions Inc., United States District Court, Central District of California (the "Separate Allscripts Complaint"). The Separate Allscripts Complaint alleged that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. On October 4, 2013, MMR filed a motion to amend the Jardogs Complaint to add Allscripts as a party defendant and to allege that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. The Court granted that motion on November 1, 2013. Thereafter, MMR dismissed the Separate Allscripts Complaint. MMR is seeking damages for patent infringement from both Jardogs and Allscripts. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. MMR is appealing those orders to the U.S. Court of Appeals for the Federal Circuit. Allscripts has filed a motion to recover fees and costs, which MMR opposes. Allscripts also filed a Covered Business Method ("CBM") petition on November 3, 2014, before the Patent Trial and Appeal Board ("PTAB') alleging that claims 8-12 of U.S. Patent No. 8,301,466 are invalid. MMR filed a preliminary response on February 20, 2015. On May 5th the PTAB decided to implement the CBM.

On April 2, 2015, the Company and Stradling Yocca Carlson & Rauth, P.C. ("SYCR"), received a letter from a mediator in regards to disputes over amounts of monies due SYCR regarding prior services rendered. SYCR and the Company have agreed to a mediation of the matter, however at this time a mediation date has not been set. As of the date hereof, the Company cannot predict the chances of either a favorable or unfavorable outcome.

On August 14, 2013, Gemini Master Fund, Ltd. purchased a convertible note from the Company. On or about February 23, 2015, Gemini filed an action against the Company for breach of contract seeking damages allegedly owed pursuant to the convertible note in the amount of $210,000 in the United States District Court for the Southern District of New York. MMR disputes it owes this amount. The litigation recently commenced and the Company cannot predict the chances of either a favorable or an unfavorable outcome.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. As of March 31, 2015, and December 31, 2014, there were no shares of preferred stock issued and outstanding.

Common Stock

As of March 31, 2015, we are authorized to issue 1,250,000,000 shares of common stock.

On May 24, 2012, we filed a registration statement on Form S-1 related to the offer and resale of up to 100,000,000 shares of our common stock by Granite. Granite has agreed to purchase all 100,000,000 shares offered sale under the registration statement, and an additional 1,000,000 shares were issued to Granite as partial consideration for the preparation of the documents related to the registration statement. Subject to the terms and conditions of the agreement with Granite, we have the right to put up to $15 million in shares of our common stock to Granite. As of March 31, 2015, the amount available under the equity line facility was $13.1 million; however, that amount could be reduced based on the market price of our stock at the time any shares are sold.

As of March 31, 2015, the total shares of our common stock issued and outstanding amounted to 778,972,739.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

Our 2001 Equity Incentive Plan (the "2001 Plan") expired on June 5, 2011 and no options were issued under the 2001 Plan since that date. As of March 31, 2015, 14,184,557 shares remain issued under the 2001 Plan.

On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the 2001 Plan under the same general terms as the 2001 Plan. On June 20, 2012, our stockholders voted and approved the 2011 Equity Incentive Plan (the " 2011 Plan") at our 2012 Annual Stockholder Meeting. As of March 31, 2015, 23.36 million shares remain issued under the 2011 Plan, and 36.45 million shares of our common stock are reserved for future issuance under our 2011 Plan, which includes an automatic 5 million share annual increase pursuant to the terms of the 2011 Plan and a 20 million share increase authorized during our 2013 Annual Stockholder's Meeting.

A summary of option activity for the three months ended March 31, 2015 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2014	37,541,722	$0.10	4.29	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at March 31, 2015 (Unaudited)	37,541,722	$0.10	4.37	$-

Vested and expected to vest
at March 31, 2015 (Unaudited)	37,541,722	$0.10	4.37	$-

Exercisable at March 31, 2015 (Unaudited)	36,841,722	$0.10	4.36	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

There were no options issued during the three months ended March 31, 2015.

Total stock option expenses recorded during the three months ended March 31, 2015 and 2014 were $5,525 and $69,961, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.05 - 0.08	12,900,000	6.56	$0.07	12,200,000	6.47	$0.06
	$0.08 - 0.15	23,011,461	3.20	$0.11	23,011,461	3.20	$0.11
$	> 0.15	1,630,261	3.64	$0.18	1,630,261	3.64	$0.18
		37,541,722			36,841,722

Warrants

There were no warrants issued during the three months ended March 31, 2015.

A summary of the activity of our warrants for the three months ended March 31, 2015 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2014	70,028,410	$0.06
Granted	-	$-
Exercised	-	$-
Cancelled	(4,750,000)	$0.08
Outstanding at March 31, 2015 (Unaudited)	65,278,410	$0.06

Exercisable at March 31, 2015 (Unaudited)	61,754,799	$0.06

Total warrant expenses recorded during the three months ended March 31, 2015and 2014 were $5,490 and $38,721, respectively.

The following summarizes the total warrants outstanding and exercisable as of March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.02 - $0.06	47,299,348	2.07	$0.04	45,775,737	2.07	$0.04
$0.06 - $0.10	5,025,000	0.85	$0.10	4,025,000	0.55	$0.10
Greater - $0.10	12,954,062	1.38	$0.15	11,954,062	1.43	$0.15
	65,278,410			61,754,799

The inputs used for the Black-Scholes option and warrant valuation model were as follows:

	March 31, 2015	March 31, 2014
Expected life in years	2 - 5 Years	0 - 5 Years
Stock price volatility	120.51% - 122.72%	120.51% - 147.09%
Risk free interest rate	0.04% - 1.38%	0.12% - 0.13%
Expected dividends	None	None
Forfeiture rate	0%	0%

Shares Issued for Services or Reduction to Liabilities

During the three months ended March 31, 2015, we issued 3,000,000 shares of common stock with a value of $31,000 to various third parties and charged the proceeds to the appropriate accounts for the following reasons:

	Three Months Ended March 31, 2015

Purpose	Shares	Value

Reduction of payables	2,000,000	$18,000
Services provided	1,000,000	13,000
Totals	3,000,000	$31,000

The 3,000,000 issued shares were not contractually restricted. However, as these shares have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were calculated at the trading closing price on the date of issuance.

Stock Bonus Agreements

From time to time, we issue shares of our common stock as a bonus for services rendered. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement.

On each grant date, we valued the stock bonus based on the share price and the expenses were amortized using the straight line method. Total stock bonus expenses recorded during the three months ended March 31, 2015 and 2014 were $0 and $ 119,375, respectively and are reflected in operating expenses in the accompanying consolidated statements of operations.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	March 31,	December 31,
	2015	2014

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009, with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009, with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short term loan due to a third-party with 6% interest	35,000	35,000

	360,343	360,343
Less: current portion	(360,343)	(360,343)
Notes payable, less current portion	$-	$-

Short term loan due to a related-party, payable in full on January 2, 2014 with 12% interest	$203,664	$203,664

Short term loan due to a related-party, payable in full on May 31, 2014 with 12% interest	50,000	50,000

Notes payable related party, current portion	253,664	253,664
Less: current portion	(253,664)	(253,664)
Notes payable related party, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of March31, 2015, a total of $987,827 in convertible notes remained outstanding. As of March 31, 2015, $811,857 of these Notes have matured, however, the Company and the Holders have agreed to keep the balance as a Note Payable and the note holders have elected not to convert their note balances into shares of our common stock as of March 31, 2015.

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

During the first quarter of 2015, we did not enter into any Convertible Promissory Notes.

Shares issuable upon conversion for convertible notes payable was 76,679,061 as of March 31, 2015.

The total interest expense attributed to the Beneficial Conversion Feature of the Notes and related warrants for the three months ended March 31, 2015 and 2014 was $22,780 and $69,765, respectively.

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

As of March 31, 2015, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees in 18 monthly installments starting on July 27, 2009, as well as $49,251 in estimated payroll tax.

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

We incurred $12,500 during the three months ended March 31, 2015 and 2014, toward marketing consulting services from Bernard Stolar, a director. We included $192,532 and $174,273 in related party payables as of March 31, 2015 and December 31, 2014, respectively, in connection with these services and board fees.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended March 31, 2015 and 2014, the total expenses relating to this stockholder amounted to $30,000 and $30,000, respectively. In addition, we capitalized $0 of software development costs for the quarter ended March 31, 2015. As of March 31, 2015 and December 31, 2014, the total amounts due to the stockholder and included in related party payables amounted to $40,000 and $10,000, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. We licensed an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for each of the quarters ended March 31, 2015 and 2014 was $0 and $12,500. In addition, we incurred a total of $0 during the quarters ended March 31, 2015 and 2014, toward convertible notes interest to Mr. Loftus. We included in related party payables at March 31, 2015 and December 31, 2014 of $64,615 and $64,615, respectively, in respect to these services. Effective September 1, 2011, we signed an Amendment to the Agreement dated September 15, 2009 to provide licensor a non-exclusive right to target, market and exploit the Employee Benefits market.

NOTE 12 - SUBSEQUENT EVENTS

On May 11, 2015, Jack Zwissig resigned from the Board of Directors of the Company, effective immediately. Also on the same date, the Board nominated Titus Day to serve on the Board to fill Mr. Zwissig's vacancy. Mr. Day accepted his appointment, effective immediately.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the description of our business appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, as amended by Form 10-K/A for the year ended December 31, 2014, as filed with the SEC on April 30, 2015 (together, the "Form 10-K"). This discussion contains forward-looking statements, which inherently involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The words "anticipate," "expect," "believe," "plan," "intend," "will" and similar expressions are intended to identify such statements. Although the forward-looking statements in this Quarterly Report on Form 10-Q reflects the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to the risks identified in our Form 10-K and in our press releases and other filings with the SEC.

Assumptions related to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of such assumptions could be inaccurate. You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under "Risk Factors" in Item 1A of the Form 10-K. Our forward-looking statements represent estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

Background

We provide secure and easy-to-use online Personal Health Records ("PHRs") electronic safe deposit box storage solutions, and document management and imaging systems for healthcare professionals

Source of Revenues

MMR remains focused on its primary Health IT business of selling the MyMedicalRecords PHR and MMRPro document and imaging systems for healthcare professionals. We derive revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents through subscribers on a direct subscription basis or an "access" basis through various types of organizations including direct sales, affinity and membership groups, healthcare organizations and retailers, and in both cases, we record these revenues under "Subscriber" in our income statement. We also sell direct to consumers through paid advertising or other per enquiry marketing relationships. When sold to corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a minimum monthly fee plus user fees to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually activate their authorized account. During the three months ended March 31, 2015, we received $34,029 from subscriber revenues.

In addition, MMR has numerous patents issued, pending or applied for pertaining to provisioning of online medical and Personal Health Records in 12 countries of commercial interest including the U.S., and defends its global intellectual property rights through the filing of patent infringement complaints.

We also generate revenues from the licensing of our Health IT and biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognize those fees as revenue as payments are received. We will record those fees as revenue when payments are received. During the three months ended March 31, 2015, we received $6,481 from license fees revenues.

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

Competition

The following competitive factors may affect our future performance.

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

Results of Operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

Revenues

Revenues for the three months ended March 31, 2015 and 2014 were $44,701 and $485,494, respectively, a decrease of $440,793 or 91%. The decrease for the quarter was primarily due to decreased licensing fees.

Cost of revenue

Cost of revenue for the three months ended March 31, 2015 and 2014 was $73,332 and $98,401, respectively, a decrease of $25,069 or 25%. The decrease was mainly due to the renegotiation and reduction of platform costs.

Gross loss for the three months ended March 31, 2015 was $28,631 compared to a Gross profit of $387,092 for the three months ended March 31, 2014, a decrease of $415,721 or 107%. The decrease for the quarter was primarily due to decreased licensing fees which did not occur in the same period in 2015.

Operating expenses

Total operating expenses for the three months ended March 31, 2015 and 2014 were $619,443 and $1,923,493, respectively, a decrease of $1,304,050 or 68%. The decrease for the quarter was primarily due to a reduction in investor relations expenses, salaries, and marketing consulting fees as we work towards streamlining expenses.

General and administrative expenses for the three months ended March 31, 2015 and 2014 were $461,992 and $1,429,980, respectively, a decrease of $967,988 or 68%. The decrease was primarily due to a reduction in investor relations expenses, salaries, non-cash compensation expenses, and consulting fees as we streamline expenses.

Sales and marketing expenses for the three months ended March 31, 2015 and 2014 were $157,451 and $468,730, respectively, a decrease of $311,279 or 66%. The decrease was primarily due to lower business development fees and marketing consulting fees.

Technology development expenses for the three months ended March 31, 2015 and 2014 were $0 and $24,783, respectively, a decrease of $24,783 or 100% as development of our android mobile app was completed in 2014.

Interest and Other Finance Charges, Net

Interest and other finance charges for the three months ended March 31, 2015 and 2014 were $93,269 and $112,953, respectively, a decrease of $19,683 or 17%. The decrease for the quarter was primarily due to decreased interest expense related to convertible notes.

Net loss

As a result of the foregoing, net loss for the three months ended March 31, 2015 and 2014 was $741,343 and $1,649,342, respectively, a decrease of $908,010 or 55%.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10- Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2014 financial statements for the year ended December 31, 2014 related to the uncertainty of our ability to continue as a going concern. As of March 31, 2015, our current liabilities of $9.5 million exceeded our current assets of $0.22 million by $9.3 million.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of March 31, 2015, our current liabilities exceeded our current assets by $9.3 million. Furthermore, during the quarter ended March 31, 2015, we incurred losses of $741,343. At the current level of borrowing, we require cash of $275,000 per year to service our debt and, in order to continue operating its business, we use an average of $278,000 cash per month, or $3.3 million per year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Ninth Amended Note (which had a balance of $1.31 million at March 31, 2015, amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to the RHL Group. At December 31, 2014, we had a line of credit with the RHL Group in the amount of $4.5 million. Availability under this line of credit was $2.94 million as of March 31, 2015.

In addition, we may continue to utilize portions of our standby equity line facility with Granite as needed, offer restricted stock to accredited investors and issue limited amounts of convertible debt. During 2014, we raised $1.07 million in sales of restricted common stock to accredited investors. We expect to continue offering limited amounts of convertible debt in 2015. The Company believes it can continue to generate revenue from its biotech and health information technology assets. We also expect to continue receiving (i) royalties from license fees related to our health information technology patents and other intellectual property; and (ii) revenue from sales of PHRs, MMRPro services, and other products and services including our new mHealth applications that will help reduce annual cash burn from operations. The Company is also planning on selling data and samples from its FavId™ vaccine trials to pharmaceutical manufacturers, universities and others for use in helping to speed the process of clinical trials for new drugs and disease management programs.

Cash Flows for the three months ended March 31, 2015 compared to three months ended March 31, 2014

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $242,415 and $452,600, respectively. In 2015, we had a net loss of $741,343, plus non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, amortization of loan discount, and stock compensation expense) of $173,896, plus changes in operating assets and liabilities of $325,032. In 2014, net cash used in operating activities of $452,600 was comprised of a net loss of $1,649,352, plus similar non-cash adjustments of $599,035, plus changes in operating assets and liabilities of $597,717. Compared to 2014, the operating cash flow activities in 2015 were lower primarily due to a reduction in equity transactions and compensation expenses.

Net cash used in investing activities in the three months ended March 31, 2015 and 2014 totaled $98,953 and $108,000, respectively. Compared to 2014, investing activities in 2015 were lower mainly due to a decrease product development costs.

Net cash provided by financing activities in the three months ended March 31, 2015 and 2014 totaled $31,975 and $654,226, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes and common shares. Compared to 2014, financing activities in 2015 were lower primarily due to a decrease in shares issued for financing activities.

As of March 31, 2015, we had cash and cash equivalents of $0, compared to $103,985 as of March 31, 2014.

Description of Indebtedness

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 5 - Commitments and Contingencies under the "Litigation Matters" section of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no transactions to report since our previous disclosure on Form 10-Q, filed with the SEC on March 31, 2015, involving sales of our securities that were not registered under the Securities Act.

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

Date: May 15, 2015

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