Form 10-Q
period 2015-09-30
MMRGlobal, Inc.
filed 2015-11-16
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2015, the issuer had 1,059,255,881 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements - Unaudited

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)

ASSETS

Current assets:
Cash and cash equivalents	$-	$309,393
Accounts receivable, less allowances of $173,591 in 2015 and 2014	96,829	47,718
Inventory	13,537	13,537
Prepaid expenses and other current assets	47,885	162,184
Total current assets	158,251	532,832

Property and equipment, net	22,645	32,118
Intangible assets, net	1,757,109	1,790,622
Total assets	$1,938,005	$2,355,572

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$990,723	$753,704
Related party payables	1,472,150	952,835
Compensation payable	594,034	491,109
Severance liability	620,613	620,613
Accounts payable and accrued expenses	4,891,497	4,668,960
Deferred revenue	40,262	51,312
Convertible notes payable	887,027	932,047
Notes payable, current portion	369,410	360,343
Notes payable, related party	253,664	253,664
Capital leases payable, current portion	13,221	13,221
Total current liabilities	10,132,601	9,097,808

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 902,504,231 and 774,417,739 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	902,298	774,211
Additional paid-in capital	56,780,651	56,437,812
Accumulated deficit	(65,877,545)	(63,954,259)
Total stockholders' deficit	(8,194,596)	(6,742,236)
Total liabilities and stockholders' deficit	$1,938,005	$2,355,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues
Subscriber	$68,996	$50,863	$116,248	$109,581
MMRPro	2,899	17,408	7,219	29,476
License fees	5,769	1,828,000	15,249	2,290,538
Other income	-	-	-	7,500
Total revenues	77,664	1,896,271	138,716	2,437,095
Cost of revenues	45,298	88,960	179,554	230,402
Gross profit	32,366	1,807,311	(40,838)	2,206,693
General and administrative expenses	383,147	1,186,972	1,331,644	3,530,193
Sales and marketing expenses	102,504	261,553	420,199	1,087,943
Technology development	-	7,254	-	57,890
(Loss) income from operations	(453,285)	351,532	(1,792,681)	(2,469,333)
Other income	8,914	1,672,820	60,750	1,672,820
Interest and other finance charges, net	(44,629)	(104,031)	(191,355)	(362,678)
Net (loss) income	$(489,000)	$1,920,321	$(1,923,286)	$(1,159,191)

Net (loss) income available to common shareholders per share:
Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	893,373,796	754,463,150	830,417,188	731,355,958
Diluted	893,373,796	756,876,594	830,417,188	731,355,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Operating activities:
Net loss	$(1,923,286)	$(1,159,191)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	217,208	227,488
Accounts payable write-off	-	(1,672,820)
Deferred rent	-	54,151
Warrants issued for services	11,170	144,232
Stock-based compensation	16,759	582,485
Common stock issued for services	38,199	293,422
Amortization of loan discount	55,780	176,262
Subtotal - Non-cash adjustments	339,116	(194,780)
Effect of changes in:
Accounts receivable	(49,110)	36,626
Inventory	-	(13,643)
Prepaid expenses and other current assets	114,744	923
Accounts payable and accrued expenses	258,667	1,200,171
Related party payables	519,315	279,885
Compensation payable	102,925	77,861
Deferred revenue	(11,050)	(1,470)
Subtotal - net change in operating assets & liabilities	935,491	1,580,353
Net cash (used in) provided by operating activities	(648,679)	226,382

Investing activities:
Purchase of property and equpment	(1,252)	-
Filing of patents	-	(246,868)
Costs of continuing MMRPro and website development	-	(53,627)
Net cash used in investing activities	(1,252)	(300,495)

Financing activities:
Net proceeds from convertible notes	-	200,000
Proceeds from shares issued for financing activities	29,774	1,419,561
Book overdraft	56,163	-
Net proceeds from warrant exercises	-	42,000
Proceeds from note payable	30,000	88,134
Payments of note payable	(30,000)	(50,000)
Proceeds on line of credit	254,601	-
Payments of line of credit	-	(140,794)
Payments of capital lease	-	(3,637)
Net cash provided by financing activities	340,538	1,555,264
Net (decrease) increase in cash	(309,393)	1,481,151
Cash, beginning of period	309,393	10,359
Cash, end of period	$-	$1,491,510

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$140,794
Cash paid for income taxes	$-	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock	$100,800	$190,000
Shares issued for reduction of payables	$299,420	$196,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

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

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended September 30, 2015 are not indicative of the results that may be expected for the fiscal year ending December 31, 2015. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Going Concern and Management's Plan

As of September 30, 2015, our current liabilities exceeded our current assets by $9.97 million. Furthermore, during the nine months ended September 30, 2015, we incurred losses of $1,923,286, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report on Form 10-Q.

At September 30, 2015 and December 31, 2014, we had $0 and $303,393, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold convertible debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Tenth Amended and Restated Note effective May 20, 2015 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1.81 million at September 30, 2015 and a total Unpaid Balance (as defined in the Line of Credit) of $2.06 million, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Tenth Amended and Restated Note and the Second Amended Security Agreement dated May 20, 2015 (the "Security Agreement"). As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2015 are as follows: $0.99 million, which is included in the line of credit, related party; and $0.82 million related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding our going concern is to continue utilizing the Line of Credit. According to the terms of the agreement, at September 30, 2015, there was approximately $2.37 million available under the Line of Credit at the discretion of the lender. Finally, we plan to sell additional convertible debt and equity securities, settle our existing liabilities through the issuance of equity securities, explore other debt financing arrangements, increase our existing subscriber and affiliate customer base, sell our products and services, and collect licensing fees from parties utilizing our intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, obtain suitable alternative debt or equity financing, or increase sales of our products of increase licensing fees from the use of our intellectual property, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $0 and $303,393 as of September 30, 2015 and December 31, 2014, respectively.

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

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2015 and December 31, 2014, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(f) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. We had no impairment charges during the nine months ended September 30, 2015 and 2014.

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

We grant exclusive and non-exclusive licenses for the sale and marketing of our services in international territories in consideration of license fees and ongoing royalties. The royalty fee is usually a percentage of revenue earned by the licensee and there are usually certain minimum guarantees. We defer the recognition of license fee revenues received in advance from international licensees for the grant of the license and recognize them over the period covered by the agreement. We defer the recognition of minimum guaranteed royalty payments received in advance and recognize them over the period to which the royalty relates. We include all such revenues under "License Fees." In those cases where a license agreement contains multiple deliverables, we account for the agreement in accordance with ASC 605-25 Revenue Recognition - Multiple-Element Arrangements ..

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

We allocate the revenue derived from these arrangements among all the deliverables. We base such allocation on the relative selling price of each deliverable. With the exception of our proprietary MMRPro application software, we use third party evidence to set the selling prices used for this allocation. In all such cases, third parties sell the same or very similar products. For the MMRPro application software, we estimate the selling price.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of stock options and warrants during the nine months ended September 30, 2015 and 2014 using the following assumptions.

	September 30, 2015	September 30, 2014
Expected life in years	2 - 5 Years	0 - 5 Years
Stock price volatility	120.51% - 122.72%	123.47% - 124.21%
Risk free interest rate	0.04% - 1.38%	0.35% - 0.46%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential anti-dilutive common shares from the computation of diluted net loss per common share for the nine months ended September 30, 2015 and 2014 because they were anti-dilutive due to our net loss position.

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

NOTE 3 - RELATED PARTY PAYABLES, LINE OF CREDIT AND NOTE PAYABLE

On May 20, 2015, we and The RHL Group entered into a Tenth Amended and Restated Promissory Note (the "Amended Note"), effective as of May 20, 2015. The Tenth Note amends and restates that certain Ninth Amended Note entered into between the foregoing parties, effective July 10, 2014 (the " Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) extending the maturity date to April 29, 2016. In connection with the Tenth Amended Note, we issued The RHL Group warrants to purchase 1,764,642 shares of our common stock at $0.003 per share on May 20, 2015. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

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

The Tenth Amended Note had a current balance of $1.81 million at September 30, 2015. The components of the Tenth Amended Note and the related balance sheet presentation as of September 30, 2015 are as follows: $0.99 million, which is included in the line of credit, related party; and $0.82 million for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense for the three months ended September 30, 2015 and September 30, 2014 was $36,699 and $36,952, respectively. Total interest expense on the Line of Credit for the nine months ended September 30, 2015 and 2014 amounted to $102,433 and $98,985, respectively. The unpaid interest balances as of September 30, 2015 and December 31, 2014 were $36,757 and $30,160, respectively.

In conjunction with the Tenth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after September 30, 2015. Since we did not meet these covenants as of September 30, 2015, we received a waiver from The RHL Group until November 30, 2015.

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

Pursuant to ASC 740, Income Taxes, we performed an analysis of previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits As of September 30, 2015.

MMR Inc., in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMRGlobal has based this on an expectation that the combined entity will generate net operating losses in 2015, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the nine months ended September 30, 2015.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $8,250. Total rent expense for the nine months ended September 30, 2015 and 2014 were $86,854 and $129,276 respectively. Future minimum lease payments as of September 30, 2015, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2015 (Remainder of)	$26,445	$13,221
2016	187,550	-
2017	206,305	-
2018 and there after	146,410	-
	566,710	13,221
Less current portion	-	(13,221)
Total minimum lease payments	$566,710	$-

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under that Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MyMedicalRecords, Inc. an initial payment of $5 million payable on December 23, 2011, and additional payments of $5 million per year for five consecutive years. After unsuccessful attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract. At this time, MMR believes that SCM owes the Company $30 million plus interest, and on August 4, 2015, the Court granted MMR leave to amend its complaint to seek damages of $30 million (plus interest) from SCM since the end of 2011. On February 13, 2014, SCM filed an answer to MMR's original complaint along with a cross-complaint alleging claims for breach of that contract, among other things. On July 10, 2014, the court granted SCM's motion for summary adjudication on the claim for breach of contract in the complaint and its counterclaim for declaratory relief. On July 30, 2014, SCM filed its second amended cross-complaint, alleging substantially the same claims against the same parties. On December 5, 2014, the Court of Appeal issued an Alternative Writ of Mandate, finding the trial court erred in granting SCM's motion for summary adjudication. Pursuant to the Court of Appeal's Alternative Writ, on January 7, 2015, the trial court vacated its order granting SCM's motion for summary adjudication. On April 24, 2015, the trial court held a new hearing on that motion, and it entered an order denying SCM's motion in its entirety. MyMedicalRecords, Inc. will continue to pursue its claim and defenses, but the Company cannot predict the chances of either a favorable or unfavorable outcome, nor does the Company have sufficient information regarding its ability to collect any judgment MyMedicalRecords, Inc. may obtain.

On April 10, 2013, MMR filed a complaint for patent infringement against Quest Diagnostics Inc. ("Quest") in the United States District Court for the Central District of California, alleging that Quest Diagnostics Inc. is infringing U.S. Patent No. 8,301,466. On October 11, 2013, MMR filed an unopposed motion to add a claim of infringement of U.S. Patent 8,498,883 to its complaint against Quest, which was granted on October 29, 2013. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. On January 9, 2015, as previously reported by the Company, the case was closed. Defendants filed a motion with the District Court to recover a portion of their fees incurred in defense of the matter, which has been denied by the Court in favor of MMR.

On February 11, 2013, MMR filed a complaint for patent infringement against WebMD Health Corp. and its wholly owned subsidiary WebMD Health Services Group, Inc. (collectively, "WebMD"), titled MyMedicalRecords, Inc. v. WebMD Health Corp et al., United States District Court, Central District of California. That complaint alleged that WebMD is infringing MMR's Personal Health Records patent U.S. Patent No. 8,301,466. On October 2, 2013, MMR filed a new complaint against WebMD in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 8,301,466 and 8,498,883. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. On January 9, 2015, as previously reported by the Company, the case was closed. Defendants filed a motion with the District Court to recover a portion of their fees incurred in defense of the matter, which has been denied by the Court in favor of MMR.

On May 17, 2013, MMR filed a complaint for patent infringement against Jardogs, LLC (the "Jardogs Complaint") in the United States District Court for the Central District of California, alleging that Jardogs, LLC infringes U.S. Patent No. 8,301,466. On September 23, 2013, MMR filed a separate complaint for patent infringement against Allscripts Healthcare Solutions Inc. ("Allscripts") titled MyMedicalRecords, Inc. v. Allscripts Healthcare Solutions Inc., United States District Court, Central District of California (the "Separate Allscripts Complaint"). The Separate Allscripts Complaint alleged that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. On October 4, 2013, MMR filed a motion to amend the Jardogs Complaint to add Allscripts as a party defendant and to allege that Allscripts is infringing U.S. Patent Nos. 8,301,466 and 8,498,883. The Court granted that motion on November 1, 2013. Thereafter, MMR dismissed the Separate Allscripts Complaint. On December 22 and 23, 2014, the Court entered orders finding that the eight claims asserted (of the 42 total claims present) under the two asserted MMR patents were invalid. On January 9, 2015, as previously reported by the Company, the case was closed. Defendants filed a motion with the District Court to recover a portion of their fees incurred in defense of the matter, which has been denied by the Court in favor of MMR.

Allscripts also filed a Covered Business Method ("CBM") petition on November 3, 2014, before the Patent Trial and Appeal Board ("PTAB') alleging that claims 8-12 of U.S. Patent No. 8,301,466 are invalid. MMR filed a preliminary response on February 20, 2015. On May 5th the PTAB decided to implement the CBM. On January 15, 2015, MMR filed a notice of appeal in the Federal Circuit. Subsequently, MMR filed for voluntary dismissal of the appeal which was granted on July 7, 2015. On July 30, 2015, MMR informed the PTAB of the voluntary dismissal of the appeal, and on August 26, 2015, the PTAB entered a Final Written Decision consistent with the Court's prior rulings.

On April 2, 2015, the Company and Stradling Yocca Carlson & Rauth, P.C. ("SYCR"), received a letter from an arbitrator in regards to disputes over amounts of monies due SYCR regarding prior services rendered. SYCR and the Company agreed to a mediation of the matter. As of the date hereof, the Company cannot predict the chances of either a favorable or unfavorable outcome.

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

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. As of September 30, 2015, and December 31, 2014, there were no shares of preferred stock issued and outstanding.

Common Stock

As of September 30, 2015, we are authorized to issue 1,250,000,000 shares of common stock.

As of September 30, 2015, the total shares of our common stock issued and outstanding amounted to 902,504,231.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

Our 2001 Equity Incentive Plan (the "2001 Plan") expired on June 5, 2011 and no options were issued under the 2001 Plan since that date. As of September 30, 2015, 14,184,557 shares remain issued under the 2001 Plan.

On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the 2001 Plan under the same general terms as the 2001 Plan. On June 20, 2012, our stockholders voted and approved the 2011 Equity Incentive Plan (the " 2011 Plan") at our 2012 Annual Stockholder Meeting. As of September 30, 2015, 23.36 million shares remain issued under the 2011 Plan, and 36.45 million shares of our common stock are reserved for future issuance under our 2011 Plan, which includes an automatic 5 million share annual increase pursuant to the terms of the 2011 Plan and a 20 million share increase authorized during our 2013 Annual Stockholder's Meeting.

A summary of option activity for the nine months ended September 30, 2015 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2014	37,541,722	$0.10	4.29	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at September 30, 2015 (Unaudited)	37,541,722	$0.10	3.54	$-
Vested and expected to vest
at September 30, 2015 (Unaudited)	37,541,722	$0.10	3.54	$-
Exercisable at September 30, 2015 (Unaudited)	37,541,722	$0.10	3.54	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

There were no options issued during the nine months ended September 30, 2015.

Total stock option expenses recorded during the nine months ended September 30, 2015 and 2014 were $16,759 and $151,634, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015.

	Options Outstanding				Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.05 - 0.09	12,900,000	6.66	$0.07	12,900,000	6.66	$0.07
	$0.10 - 0.15	23,011,461	3.44	$0.11	23,011,461	3.44	$0.11
$	> 0.15	1,630,261	4.45	$0.19	1,630,261	4.45	$0.19
		37,541,722			37,541,722

Warrants

A summary of the activity of our warrants for the nine months ended September 30, 2015 is presented below:

		Weighted Avg.
	Shares	Exercise Price
Outstanding at December 31, 2014	70,028,410	$0.07
Granted	1,764,642	$0.003
Exercised	-	$-
Cancelled	(14,650,000)	$0.08
Outstanding at September 30, 2015 (Unaudited)	57,143,052	$0.06

Exercisable at September 30, 2015 (Unaudited)	55,719,441	$0.06

Total warrant expenses recorded during the nine months ended September 30, 2015 and 2014 were $11,170 and $144,232, respectively.

The inputs used for the Black-Scholes option and warrant valuation model were as follows:

	September 30, 2015	September 30, 2014
Expected life in years	2 - 5 Years	0 - 5 Years
Stock price volatility	120.51% - 122.72%	123.47% - 124.21%
Risk free interest rate	0.04% - 1.38%	0.35% - 0.46%
Expected dividends	None	None
Forfeiture rate	0%	0%

Shares Issued for Services or Reduction to Liabilities

During the nine months ended September 30, 2015, we issued 120,100,000 shares of common stock with a value of $413,220 to various third parties and related parties and charged the proceeds to the appropriate accounts for the following reasons:

	Nine Months Ended September 30, 2015
Purpose	Shares	Value

Reduction of payables and notes	112,100,000	$375,021
Services provided	8,000,000	38,199
Totals	120,100,000	$413,220

The 120,100,000 issued shares were not contractually restricted. However, as these shares have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were calculated at the trading closing price on the date of issuance.

Stock Bonus Agreements

From time to time, we issue shares of our common stock as a bonus for services rendered. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement.

On each grant date, we valued the stock bonus based on the share price and the expenses were amortized using the straight line method. Total stock bonus expenses recorded during the nine months ended September 30, 2015 and 2014 were $0 and $ 245,375, respectively and are reflected in operating expenses in the accompanying consolidated statements of operations.

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

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of September 30, 2015, a total of $887,027 in convertible notes remained outstanding. As of September 30, 2015, all of these Notes have matured, however, the Company and the Holders have agreed to keep the balance as a Note Payable and the note holders have elected not to convert their note balances into shares of our common stock as of September 30, 2015.

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

During the third quarter of 2015, we did not enter into any Convertible Promissory Notes.

Shares issuable upon conversion for convertible notes payable was 41,679,061 as of September 30, 2015.

The total interest expense attributed to the Beneficial Conversion Feature of the Notes and related warrants for the nine months ended September 30, 2015 and 2014 was $55,780 and $124,120, respectively.

NOTE 10 - RESTRUCTURING ACTIVITIES

In connection with the merger with Favrille, Inc. in 2009, we signed promissory notes with certain former executives totaling $76,783.

As of September 30, 2015, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees.

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

We incurred $12,500 during the nine months ended September 30, 2015 and 2014, toward marketing consulting services from Bernard Stolar, a director. We included $198,514 and $174,273 in related party payables as of September 30, 2015 and December 31, 2014, respectively, in connection with these services and board fees.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the nine months ended September 30, 2015 and 2014, the total expenses relating to this stockholder amounted to $90,000 and $90,000, respectively. In addition, we capitalized $0 of software development costs for the quarter ended September 30, 2015. As of September 30, 2015 and December 31, 2014, the total amounts due to the stockholder and included in related party payables amounted to $100,000 and $10,000, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company, which was amended during 2011 to increase the term for an additional five years and provide licensor a non- exclusive right to target, market and exploit the Employee Benefits market.

We licensed an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 2,777,778 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for each of the quarters ended September 30, 2015 and 2014 was $0 and $37,500. Included in related party payables at September 30, 2015 and December 31, 2014 of $64,615 and $64,615, respectively, in respect to these services.

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated subsequent events of our condensed consolidated financial statements.

On October 8, 2015, we received written consent from our company's board of directors to amend the Corporation's Articles of Incorporation to effect a reverse stock split, such that each five (5) shares of the issued and outstanding Common Stock of the Corporation shall be reversed split into one (1) share of Common Stock of the Corporation (the "Stock Split"). This Stock Split shall effect only issued and outstanding shares. Each record and beneficial holder who would receive a fractional share as a result of the reverse split shall receive, in lieu thereof, a whole share.

On November 4, 2015, the Corporation received the written consent of holders of more than 50% of our voting securities to effect the Stock Split.

The Stock Split will not be effective until after filing by the Corporation of its Schedule 14C Information with the Securities and Exchange Commission and amendment of the Corporation's Articles of Incorporation.

In addition, the Corporation will file a corporation action notification with FINRA to effect the Stock Split on the market, and must receive approval thereof prior to filing amended Articles of Incorporation.

The number of shares presented in this quarterly report do not reflect the reverse stock split expected to become effective in the 4th quarter of 2015.

On October 16, 2015, we granted a total of 10,000,000 shares of restricted common stock to an unrelated third party, at a price of $0.0032 per share.

On October 19, 2015, we granted a total of 7,894,000 shares of restricted stock to an unrelated third party at a price of $0.0038 in consideration of a reduction in payables.

On October 19, 2015, we granted a total of 30,000,000 shares of restricted stock to Spanky LLC owned by David Loftus, an affiliate of the Company, at a price of $0.0038 in consideration of a reduction in payables.

On October 22, 2015, we granted a total of 6,842,105 shares of restricted stock to an unrelated third party at a price of $0.0038 in consideration of a reduction in payables.

On October 22, 2015, The RHL Group, Inc., an entity affiliated with our Chairman & CEO Robert H. Lorsch elected to purchase 46,000,000 shares of common stock at market price in consideration for a reduction in amounts due of $174,800.00.

On October 29, 2015, we granted a total of 10,000,000 shares of restricted stock to Spanky LLC owned by David Loftus, an affiliate of the Company, at a price of $0.005 in consideration of a reduction in payables.

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

MMR remains focused on its primary Health IT business of selling the MyMedicalRecords PHR and MMRPro document and imaging systems for healthcare professionals. We derive revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents through subscribers on a direct subscription basis or an "access" basis through various types of organizations including direct sales, affinity and membership groups, healthcare organizations and retailers, and in both cases, we record these revenues under "Subscriber" in our income statement. We also sell direct to consumers through paid advertising or other per enquiry marketing relationships. When sold to corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a minimum monthly fee plus user fees to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually activate their authorized account. During the nine months ended September 30, 2015, we received $116,248 from subscriber revenues.

In addition, MMR has numerous patents issued, pending or applied for pertaining to provisioning of online medical and Personal Health Records in 12 countries of commercial interest including the U.S., and defends its global intellectual property rights through the filing of patent infringement complaints.

We also generate revenues from the licensing of our Health IT and biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognize those fees as revenue as payments are received. We will record those fees as revenue when payments are received. During the nine months ended September 30, 2015, we received $15,249 from license fees revenues.

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

MyMedicalRecords PHR

Although we believe that no other product in the marketplace compares to what we provide in our comprehensive PHR and other offerings, there are other PHR providers in the consumer health information management marketplace that compete for our services. These include NoMoreClipboard.com, Dossia, WebMD Health Manager, Zweena Health, MiVia, and numerous others including patient portals offered by EMR Vendors, health exchanges, and insurance companies, hospitals and HMOs for their policyholders and patients. Each of our competitors offers varying PHR products and services for online storage and access to medical records at varying price points (at the basic "free" level, with minimal recordkeeping capability that usually includes advertising).

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

Results of Operations for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014

Revenues

Revenues for the nine months ended September 30, 2015 and 2014 were $138,716 and $2,437,095, respectively, a decrease of $2,298,379 or 94.3%, and for the quarter ended September 30, 2015 and 2014 were $77,664 and $1,896,271, respectively, a decrease of $1,818,607 or 95.9%. The decrease for the periods were primarily due to a decrease in license fees resulting from milestone payments in the first nine months of 2014, with no similar transaction in 2015. Despite the changing environment in the US regarding patent laws the Company continues to explore opportunities to monetize its international patent portfolio globally in both health information technology and biotechnology.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2015 and 2014 was $179,554 and $230,402, respectively, a decrease of $50,848 or 22.1%,. Cost of revenues for the three months ended September 30, 2015 and 2014 were $45,298 and $88,960, respectively, for an decrease of $43,662 or 49.1%.The decrease for the three and nine month period was mainly due to the decrease in phone and fax line services on the production servers.

Gross loss for the nine months ended September 30, 2015 was $(40,838) compared to a Gross profit of $2,206,693 for the nine months ended September 30, 2014, a decrease of $2,229,928 or 101.1%. Gross loss for the three months ended September 30, 2015 was $49,969 compared to a Gross Profit of $1,807,311 for a decrease of $1,757,342 or 97.2%. The decrease for the three and nine months was primarily due to the decrease in license fee revenue from the milestone payments in revenue.

Operating expenses

Total operating expenses for the nine months ended September 30, 2015 and 2014 were $1,751,613 and $4,676,026, respectively, a decrease of $2,924,413 or 62.5%. Total operating expenses for the three months ended September 30, 2015 and 2014 were $485,421 and $1,455,779, respectively for a decrease of $970,358 or 66.7%. The decrease for the quarter and nine month period was primarily due to a reduction in investor relations expenses, salaries, non-cash compensation expenses and marketing consulting fees as we work towards streamlining expenses.

General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $1,331,414 and $3,530,193, respectively, a decrease of $2,247,531 or 101.9%. General and administrative expenses for the three months ended September 30, 2015 and 2014 were $383,147 and $1,186972, respectively, for a decrease of $803,825 or 67.7%. The decrease for the quarter and nine month period was primarily due to a reduction in investor relations expenses, salaries, non-cash compensation expenses, and consulting fees as we streamline operations and reduce operating costs.

Sales and marketing expenses for the nine months ended September 30, 2015 and 2014 were $420,199 and $1,087,943, respectively, a decrease of $667,744 or 61.4%. Sales and marketing expenses for the three months ended September 30, 2015 and 2014 were $102,504 and $261,553, respectively, for a decrease of $159,049 or 60.8%. The decrease for the quarter and nine month period was primarily due to lower business development fees, marketing consulting fees and stock option expense.

Technology development expenses for the nine months ended September 30, 2015 and 2014 were $0 and $57,890, respectively, a decrease of $57,890 or 100% and for the three month period ending September 30, 2015 and 2014 were $0 and $7,254, respectively, for a decrease of $7,254 or 100%. The decrease for the quarter and nine month period was development of our android mobile app was completed in 2014.

Interest and Other Finance Charges, Net

Interest and other finance charges for the nine months ended September 30, 2015 and 2014 were $191,355 and $362,678, respectively, a decrease of $171,323 or 47.2%. Interest and other finance charges for the three months ended September 30, 2015 and 2014 were $44,629 and $104,031, respectively, for a decrease of $59,402 or 57.1%. The decrease for the quarter and the nine month period was primarily due to decreased interest expense related to convertible notes.

Net loss

As a result of the foregoing, net loss for the nine months ended September 30, 2015 and 2014 was $1,923,286 and $1,159,191, respectively, a increase of $764,095 or 65.9%. Net loss for the third quarter ended September 30, 2015 was $489,000 and Net profit for the three months ending September 30, 2014 was $1,920,321, for a decrease of $2,409,321 or 125.5%

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2014 financial statements for the year ended December 31, 2014 related to the uncertainty of our ability to continue as a going concern. As of September 30, 2015, our current liabilities of $10.13 million exceeded our current assets of $0.15 million by $9.98 million.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of September 30, 2015, our current liabilities exceeded our current assets by $9.95 million. Furthermore, during the quarter ended September 30, 2015, we incurred losses of $489,000. At the current level of borrowing, we require cash of $156,000 per year to service our debt and, in order to continue operating its business, we use an average of $160,175 cash per month, or $1.9 million per year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Tenth Amended Note (which had a balance of $2.06 million at September 30, 2015, amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to The RHL Group. At September 30, 2015, we had a line of credit with The RHL Group in the amount of $4.5 million. Availability under this line of credit, at the lender's discretion, was $2.44 million as of September 30, 2015.

In addition, we may offer restricted stock to accredited investors and issue limited amounts of convertible debt. During 2014, we raised $1.07 million in sales of restricted common stock to accredited investors. We expect to continue offering limited amounts of convertible debt in 2015. The Company believes it can continue to generate revenue from its biotech and health information technology assets. We also expect to continue receiving (i) royalties from license fees related to our health information technology patents and other intellectual property; and (ii) revenue from sales of PHRs, MMRPro services, and other products and services including our new mHealth applications that will help reduce annual cash burn from operations. The Company is also planning on selling data and samples from its FavId vaccine trials to pharmaceutical manufacturers, universities and others for use in helping to speed the process of clinical trials for new drugs and disease management programs.

Cash Flows for the nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was $648,679 and $226,382, respectively. In 2015, we had a net loss of $1,923,286, plus non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, amortization of loan discount, and stock compensation expense) of $339,116, plus changes in operating assets and liabilities of $935,491. In 2014, net cash used in operating activities of $226,382 was comprised of a net loss of $1,159,191, plus similar non-cash adjustments of $194,780, plus changes in operating assets and liabilities of $1,580,353. Compared to 2014, the operating cash flow activities in 2015 were lower primarily due to a reduction in equity transactions and compensation expenses.

Net cash used in investing activities in the nine months ended September 30, 2015 and 2014 totaled $1,252 and $300,495, respectively. Compared to 2014, investing activities in 2015 were lower mainly due to a decrease product development costs.

Net cash provided by financing activities in the nine months ended September 30, 2015 and 2014 totaled $340,538 and $1,555,264, respectively. Financing activities primarily included proceeds generated from the issuance of convertible notes and common shares. Compared to 2014, financing activities in 2015 were lower primarily due to a decrease in shares issued for financing activities.

As of September 30, 2015, we had cash and cash equivalents of $0, compared to $1,491,510 as of September 30, 2014.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 5 - Commitments and Contingencies under the "Litigation Matters" section of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (I) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On October 16, 2015, we granted a total of 10,000,000 shares of restricted common stock to an unrelated third party, at a price of $0.0032 per share.

On October 19, 2015, we granted a total of 7,894,000 shares of restricted stock to an unrelated third party at a price of $0.0038 in consideration of a reduction in payables.

On October 19, 2015, we granted a total of 30,000,000 shares of restricted stock to Spanky LLC owned by David Loftus, an affiliate of the Company, at a price of $0.0038 in consideration of a reduction in payables.

On October 22, 2015, we granted a total of 6,842,105 shares of restricted stock to an unrelated third party at a price of $0.0038 in consideration of a reduction in payables.

On October 22, 2015, The RHL Group, Inc., an entity affiliated with our Chairman & CEO Robert H. Lorsch elected to purchase 46,000,000 shares of common stock at market price in consideration for a reduction in amounts due of $174,800.00.

On October 29, 2015, we granted a total of 10,000,000 shares of restricted stock to Spanky LLC owned by David Loftus, an affiliate of the Company, at a price of $0.005 in consideration of a reduction in payables.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 8, 2015, we received written consent from our company's board of directors to amend the Corporation's Articles of Incorporation to effect a reverse stock split, such that each five (5) shares of the issued and outstanding Common Stock of the Corporation shall be reversed split into one (1) share of Common Stock of the Corporation (the "Stock Split"). This Stock Split shall effect only issued and outstanding shares. Each record and beneficial holder who would receive a fractional share as a result of the reverse split shall receive, in lieu thereof, a whole share.

On November 4, 2015, the Corporation received the written consent of holders of more than 50% of our voting securities to effect the Stock Split.

The Stock Split will not be effective until after filing by the Corporation of its Schedule 14C Information with the Securities and Exchange Commission and amendment of the Corporation's Articles of Incorporation.

In addition, the Corporation will file a corporation action notification with FINRA to effect the Stock Split on the market, and must receive approval thereof prior to filing amended Articles of Incorporation.

We will announce the effectiveness of the amendment on the market by filing a Current Report on Form 8-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2015

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