Form 10-K
period 2015-12-31
MMRGlobal, Inc.
filed 2016-04-14
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period __________ to ______________,

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒

      As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock was $5,899,029 based on 173,500,847 shares issued and outstanding on such date and a closing sales price for the registrant's common stock of $0.034 as reported on the OTC BB on such date.

      As of March 30, 2016, the registrant had 221,593,227 shares of common stock outstanding.

MMRGLOBAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2015
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

PART I

ITEM 1. BUSINESS

Reverse Stock Split

On February 2, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware effecting a five for one reverse stock split of the Company's common stock (the "Reverse Stock Split"). The Reverse Stock Split became effective in the marketplace on February 8, 2016 at which time every five (5) shares of the Company's issued and outstanding common stock were automatically converted into one (1) issued and outstanding share of the Company's common stock, without any change in the par value per share. The Certificate of Amendment provides that no fractional shares will be issued. Instead, the Company will issue to the Stockholders one additional share of Common Stock for each fractional share. The new CUSIP number for the Company's common stock following the Reverse Stock Split is 55314U207. All previously reported common stock share amounts in the Form 10-K, including the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split and unless otherwise indicated in this report, all share and per share figures in this report have been adjusted to reflect the reverse stock split.

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

On March 8, 2011 we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including our anti-CD20 antibodies and related FavId/Specifid vaccine technologies identified by our Management as remaining assets from the Merger. As of this date, the assets have not been transferred to the subsidiary.

On March 28, 2012 we formed a subsidiary, which we named Expression Systems, LLC, exclusively to hold a certain group of insect samples from the Merger which we believe are an intricate part of the manufacturing process of the FavId/Specifid idiotype vaccine. In the fourth quarter of 2014, the Company started plans to dissolve Expression Systems, LLC in favor of keeping any such samples it may own in MMR. On March 9, 2015 the Certificate of Cancellation was effected.

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

Since inception, MMR's health IT business has evolved from a development company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. During 2015, the industry evolved as more patients through their providers realized the value of having online access to their protected health information. The Company's patented Personal Health Records products and services benefited from consumer awareness of the value of maintaining online access to their health information such as through a PHR or patient portal. This grew out of the patient engagement core objectives under "Meaningful Use" requiring eligible healthcare professionals to offer Personal Health Records to their patients to fully qualify for payments under the EHR Incentive Program mandated through the Health Information Technology for Economic and Clinical Health Act ("HITECH Act"). We anticipate that our products and services will benefit from patient engagement initiatives as a result of government mandates and other factors such as consumers having to take on a greater share of their healthcare costs, employer worksite wellness programs, Telemedicine platforms and interest in web-based social networking and the Health 2.0 movement.

Although 2015 has been a challenging year the company continues to be optimistic about its growth. When we started developing our products and services at the beginning of 2005 we believed that personal health records would be a part of everyday life. Despite substantial changes in software patent laws which came from the Supreme Court's Alice decision we believe our patent portfolio can generate continued revenues. However, as a result of guidelines contained under the Obama care plan and other rules and regulations we find ourselves competing in industry where health care professionals are required to offer a personal health record to patients for free.

Notwithstanding we still believe MyMedicalRecords personal health record is the most unique and versatile patient control personal health record available in the market today. As more and more individuals and families learn the importance of maintaining a personal health record we believe they will come to appreciate that our product gives them the flexibility of combining all their doctors and all their family member's patient information in one secure place. Furthermore, our health information technology products (specifically our personal health record) and our MMRPro document management systems are covered by a comprehensive worldwide patent portfolio that has already generated more millions of dollars in revenue from either licensing or the sale of services purchased by companies wanting to avoid infringing on our intellectual property rights. We continue to prosecute patents and are actively enforcing patents globally with particular emphasis at this time in Australia and Japan. We continue to work with the United States patent office prosecuting existing applications and expanding on existing intellectual properties. We also have patent license fees that we are aggressively working to collect in an amount in excess of $30,000,000 which is the subject of a trial on November 1 this year.

The company also holds a comprehensive group of biotechnology assets that we continue to believe has significant value. These include the domestic and international patents as described later in this document. This also includes a collection of patient samples and other biotech assets that we believe have significant value in the commercial marketplace. These assets have already generated many millions of dollars in pure licensing revenue and we continually are contacted by biotech companies, universities and others that have requested access to our samples and our data for the purpose of research and product development.

We are working hard to leverage all our intellectual property and biotech the samples for the benefit of the shareholders. Despite a very difficult year, unanticipated challenges as a result of changes in healthcare laws and the Supreme Court's Alice decision MMR is still now poised to enter into strategic relationships where the products and services we have built, and the intellectual property that we have created represent benefits to strategic partners and/or future acquisition targets. We believe that there are opportunities for third parties to possibly benefit from company's tax loss carryovers and other intangible relationships including the ability to leverage intellectual property rights with potential acquisition targets or strategic partners who might wish to be aligned and ultimately part of an organization like MMRGlobal.

We also believe that the Company's PHR products and services will grow based on the fact that they are uniquely interoperable and address security and privacy issues by using encrypted images which are otherwise not attractive to hackers of protected health information. This means that each medical record (document) is encrypted at all times when residing in our storage systems and can only be accessed in a viewable form when the authorized user, family member or healthcare professional has proper authentication and credentials to view that medical record (document).  This is especially important at this time when theft of medical records is prevalent and widely reported in the media because even if an unforeseen massive data breach occurred at a hosting facility, encrypted documents would not be viewable by an unauthorized entity.

MMR's vision from the start was to provide patients and families with an easy-to-use online system for accessing their medical records and other important documents and securely sharing them with all their healthcare providers using MMR's proprietary technology platform. Since our company began, we have made it our mission to ensure the patient shares in the electronic exchange of his or her health data along with their providers so they can make the informed decisions necessary to better manage their care and participate in cost savings that can accrue from timely access to information. We believed it was especially important for individuals and families to have access to their critical health information in the event of an emergency, from an individual emergency to a widespread natural disaster. Therefore our products can connect and be interoperable with most healthcare systems being used by doctors and hospitals. We also maintain agreements with Alcatel-Lucent ng Connect to integrate our services with for access through their member platforms as they increase in the marketplace.

We currently own thirteen U.S patents, five of which were issued in 2014, that involve inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record Systems. These include U.S. Patent Nos. 8,117,045; 8,117,646; 8,121,855; 8,301,466; 8,321,240; 8,352,287; 8,352,288; 8,498,883, 8,626,532; 8,645,161; 8,725,537; 8,768,725 and 8,775,212. The MyMedicalRecords, Inc. patent portfolio, with over 300 issued claims, also includes 19 pending U.S. applications with more than 300 claims. Our most recent health IT patent issued by the United States Patent and Trademark Office ("USPTO"), No. 8,775,212 entitled " Electronic Health Records in Clinical Trials," is directed to methods and systems which provide for self-reporting in clinical trials and represents a whole new patent and not a continuation patent. Internationally, MMR holds 13 foreign patents, including three in Australia, three in Mexico, three in South Korea, with others in New Zealand, Singapore, Japan and Canada, and 23 other pending patent applications in foreign countries or regional authorities which additionally include China, Hong Kong, Israel and Europe.

We also continue efforts to maximize the current and future value of the biotech assets acquired from the Favrille, Inc. Merger completed in January 2009. These assets include, but are not limited to, the exploitation and licensing of patents, data and samples from our pre-Merger clinical vaccine trials, the FavId/Specifid idiotype vaccine, and the anti-CD20 antibodies. We are focused on dividing and selling these patient samples including tumor samples and data accumulated at a cost of more than $100 million during the FavId vaccine trials. Additionally, anti-CD20 antibodies are useful in treating B-Cell malignancies, including Non-Hodgkin's Lymphoma (NHL) and additional B-Cell mediated conditions such as rheumatoid arthritis. We understand the anti-CD20 antibody assets are potential candidates for the next generation of a Rituximab-type therapy. Rituximab is marketed under the trade name Rituxan® in the United States by Biogen Idec and Genentech (wholly owned member of the Roche Group) and under the name MabThera® by Roche in the rest of the world except Japan, where it is co-marketed by Chugai and Zenyaku Kogyo Co. Ltd. Rituxan® is one of the world's most successful biologics with USD $7.5 billion in annual sales forecast for 2016. The patent on Rituxan® expired at the end of 2013 in Europe (with the U.S. patent set to expire in 2018) and this represents in part the expansion in the number of clinical trials and biosimilar development that is taking place and which is expected to keep apace over the next several years. Having already licensed our IP to one global pharmaceutical company, on a non-exclusive basis, we believe additional opportunities are opening up in this space as more companies get involved in next stage Rituxan® biologics and biosimilar development.

2015 Business Developments

Overview:

Since 2005 the Company began filing numerous health information technology patents. Starting in 2014, based on government regulations, industry growth and increased awareness, licensing of our health IT patents became a key focus of our business which we continue to expand. Our patent licensing efforts are ongoing and we plan on continuing to enter into agreements regarding our health IT patents in an effort to create strategic business relationships.

We utilize the services of Goodhue, Coleman & Owens, P.C., Liner LLP, White & Case LLP, Dentons, and Shelston IP, amongst others, as patent prosecution counsel globally.

We currently have thirteen U.S patents involving inventions pertaining to Personal Health Records, Patient Portals and other Electronic Health Record Systems and twelve issued patents in foreign countries of commercial interest. On January 6, 2015, MMR was issued Mexican Patent No. 326616 entitled "Universal Patient Record Conversion Tool" from the Mexican Industrial Property Institute (IMPI). This was the first issued patent in this category and is pending in other countries including Australia, Canada, China and Singapore in addition to the U.S. We were also issued our third patent in South Korea on August 17, 2015. Korea Patent No. 10-1546294, entitled "Method and System for Providing Online Medical Records," has 15 claims and joins our two previous Korean patents under the same title, Korea Patents No. 10-1466063 and 10-1466060. An additional divisional application under "Mobile Platform for Personal Health Records," Australia Patent Application 2015101556, was filed on October 21, 2015 and granted on November 12, 2015 as an innovation patent.

In biotech, our anti-CD20 monoclonal antibody assets continue to result in issued patents in the U.S. and foreign countries. The Company currently holds seven issued patents for its IP under the title, "Antibodies and Methods for Making and Using Them," with an eighth patent expected to issue in Australia in May 2016. In the first quarter, on February 3, 2015, the U.S. Patent and Trademark Office issued U.S. Patent No. 8,945,550, which is the second U.S. patent for our anti-CD20 monoclonal antibody assets. In the second quarter of 2015, on August 17, 2015, we were issued our second patent in South Korea for "Antibodies and Methods for Making and Using Them, Patent No. #10-1546441, which is a divisional patent. On January 12, 2016, the Canadian Intellectual Property Office issued our first Canadian patent directed at "Antibodies and Methods for Making and Using Them," Patent No. 2673725. MMRGlobal's biotech assets also include the B-Cell vaccine patents and patent applications entitled "Method and Composition for Altering a B Cell Mediated Pathology" and "Altering a B Cell Pathology Using Self-Derived Antigens in Conjunction with Specific-Binding Cytoreductive Agent" which relate to methods of manufacturing compositions for B-Cell vaccines used in the fight against lymphoma and potentially other forms of cancer, including U.S. Patent Nos. 8,637,638; 8,114,404; 8,133,486 and 6,911,204. Foreign patents have also been granted for this technology in Europe, Hong Kong, Singapore, Japan and Mexico. MMR has continued to make progress in protecting our IP, including our anti-CD20 antibodies, and seeks licensing agreements that include milestone payments such as what we have with Celgene. (See Intellectual Property Section)

Although we continue to seek ways to maximize the value of our biotech assets through licensing and strategic business opportunities with universities and other biotech companies, we remain focused on our primary business, which is the development and distribution of the MyMedicalRecords Personal Health Record, sales of the MyMedicalRecords Personal Health Record Kit, MMRPro, renewal of existing contractual customer relations, and the development and creation of other related product solutions in health IT, as well as the protection and enforcement of our intellectual property to the extent reasonably practical. The growth in Telemedicine is expected to fuel the value of our IP because Telemedicine portals require connectivity to the patient, giving MMR the opportunity to increase revenue by offering a combined Alcatel-Lucent platform with MMR's patented PHR through organizations and employers with direct connection to the doctor and wellness management tools. We also plan to expand our presence in mHealth with our mobile apps platforms launched in the first quarter of 2015.

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

The growth in demand for PHRs is reflected through years of strategic relationships with licensees and numerous different types of relationships with companies such as 4medica, drugstore.com and Walgreens.com, Whole Foods Market, XN Financial, Interbit Data, Coverdale, Fairway Physicians Insurance Company, Vida Senior Resources and Cerner Corporation. We continued to work with 4medica in integrating our PHR systems with laboratory reporting services which are used by more than 30,000 doctors nationwide. We also are continuing to provide 4medica with a "fax portal" for their more than 30,000 doctors to facilitate better handling of the still large number of lab results that are paper-based in their network. We also have completed an initial implementation connecting with the 4medica Electronic Medical Records system. In 2015 we completed another term of our Agreement with Whole Foods Market, Medical and Wellness Centers Inc. ("WFM"). Users have the ability to fill out patient registration and authorization forms from within the PHR and select data in forms as HL7 records into a 4medica EMR so that patient demographics are fully populated in the EMR. Because we are sending data in standard HL7 and PDF formats, this feature set included in our PHR enables us to integrate with virtually any EMR system.

In February 2014, the federal regulatory environment became more favorable to these efforts with the passage of a final rule that amended the Clinical Laboratory Improvement Amendments of 1988. This has opened the door to meaningful licensing and settlement communication with laboratory providers and others. The rule removed the legal barriers which had prevented patients from receiving laboratory results direct from the labs without prior authorization from their doctor in all 50 states plus the District of Columbia. So with 4medica, laboratory information could be made available directly into MMR accounts, without many of the limitations of which state subscribers reside in, whereas prior to the rule having gone into effect, only seven states required direct access for the patient.

Additionally, we continue to expand our consumer market through identifying strategic partnerships with major national and local pharmacies, nurse advocates and home healthcare specialists, all of whom have significant one-on-one relationships with patients who can benefit immediately from the use of our PHR. Likewise, starting in 2012, we created a retail consumer model through the use of Prepaid Personal Health Record cards which evolved into the Personal Health Record Kit. Offered in packages of both 6 Months and 12 Months (the latter including Concierge Service), the Personal Health Record Kit sold through retailer and etailer outlets such as pharmacies drugstore.com and Walgreens.com. We also look to expanding our presence into the wellness preventative health and life extension market.

In 2015, we continued our nationally syndicated television advertising campaign through Associated Television International for our MyMedicalRecords Personal Health Record Kit with retailer tags to national retailers including Walgreens and drugstore.com. The campaign focuses on the features and benefits of having a Personal Health Record both for a family's healthcare and as part of their disaster preparedness plan. Additionally, we are continuing to use online advertising to take advantage of awareness in online health management following the hundreds of millions of dollars in advertising spent on Healthcare.gov. We continue to look for opportunities to deploy key word advertising, per enquiry affiliated advertising and marketing programs, smartphone advertising and other online interactive media campaigns where our products and services are offered through marketing partners which include online publishers and other health-related websites whereby we can bring Personal Health Records to customers on a "Per Acquisition" basis. This means MMR only pays if we receive a paid subscription. This program gives MMR the ability to put its marketing message in front of millions of new viewers, in a targeted manner, without having to pay costs of advertising upfront. The Company also utilized social media (YouTube, Facebook, Twitter, Instagram) to build greater awareness for our products and services, to enhance brand loyalty for our MyMedicalRecords PHR, and to connect with a greater number of potential users.

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

The Company is in the process of evolving its products and services and adding new features that will facilitate connectivity with other systems such as Electronic Medical Records and platforms including mobile devices. In 2015, we launched our mobile app which provides access to the MyMedicalRecords Personal Health Record service, allowing patients to easily access their PHR in a mobile optimized environment. Prior to this, we have also implemented new features that facilitate connectivity with any standalone EMR systems and other Electronic Medical Records systems, and laboratory reporting systems. Using an HL7 interface we are able to populate data, such as that required in a Continuity of Care Document, and send it as well as lab test results, medication lists and other discrete data directly to the consumer's MyMedicalRecords PHR. Further, and at the consumer's option, the system can electronically transmit PDFs from the consumer's confidentially maintained PHR directly into an EMR or EHR. We believe this robust multi-way communications capability will increase adoption of our system by consumers, vendors, and healthcare providers alike because our system can operate interoperably as a patient portal that can share electronic data across and between those with a need to access and use that data.

We are currently selling our MyMedicalRecords PHR product directly to consumers, corporations (as an employee benefit), physicians, small hospitals, surgery centers, other healthcare professionals including nursing associations, retail pharmacies, veterinarians, and to affinity organizations as a "value-added" service for their members or clients. In April 2014 we introduced a Prepaid Personal Health Record Kit which is marketed through pharmacy retailers, healthcare professionals, home healthcare agencies and facilities, and patient advocates. We also have experience selling to insurance companies, unions and employers.

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

Users also have the ability to fax records out of their MyMedicalRecords PHR account using an integrated Internet fax service at no additional cost. This feature gives users the ability to easily share information with multiple providers with the privacy of web-based faxing that doesn't require them to print out documents and then place them in a physical fax machine. This feature also transforms the PHR into a proprietary integrated fax messaging service, which we believe continues to provide a significant competitive advantage over other PHRs.

The MyMedicalRecords.com Personal Health Record allows patients to store and manage their records and share information with providers, as they move along the continuum of care.

The MyMedicalRecords PHR product is designed to enable consumers to store their important medical records and other health information in one central and secure place online where they can manage those records and control how they are accessed and shared. The market for our products is significant. While every healthcare consumer in the U.S., as well as those in other countries, is a potential user of the MyMedicalRecords PHR product, we believe that our product still has one of the greatest appeal sets to the following particular market niches:

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

Additional Product Features

Our MyMedicalRecords PHR product offers users multiple ways to enter and maintain their personal medical information, including by fax, voice, digital file upload and online annotations as well as through customized web service links. We believe our patented integrated capability makes our MyMedicalRecords PHR product easier to use and more accessible to potential customers and healthcare professionals. This gives us a unique competitive advantage in the marketplace and creates a barrier to competitive entry. In addition to the core document conversion, storage and retrieval capabilities, our MyMedicalRecords PHR product provides a layer of useful, value-added interactive tools to help users better manage their personal and/or their families' medical records. These tools include the ability to integrate with Electronic Medical Record systems and Laboratory Reporting services.

  Integration with Electronic Medical Record Systems and Laboratory Reporting Services

We are also able to integrate our PHR with laboratory reporting services, Electronic Medical Record and Electronic Health Record systems. We created a messaging interface which was launched in 2013. In this workflow, the MyMedicalRecords Personal Health Record is able to exchange discrete data, such as patient demographic information and lab test results, with the clinical systems. In addition, standard reports from the EMR system, such as the Continuity of Care Document (CCD) can be transmitted into the PHR either in PDF or discrete data format using Forms Management and Electronic Signatures.

  Forms Management and Electronic Signature

The MyMedicalRecords Personal Health Record also supports the completion and secure electronic signing of doctor office forms. So a participating provider who offers the product to his or her patients can have them complete and sign Patient Intake, Registration, Consent and other forms before they get to the office. MyMedicalRecords can transmit the forms directly into a doctor's clinical system. This creates a major efficiency benefit for the doctor's office.

  Ability to Attach Received Faxes to E-mail Notifications

Users can elect to have records attached to the notification e-mail they receive when a new medical record is received into their account. This capability is intended to save users the extra step of logging into their account to view new records, which we believe creates a higher level of convenience and usability in managing a patient health history.

  Health History

Users can manage their personal health history, including information about doctors (such as a doctor's name, address and specialty), vaccinations and immunizations, hospitalizations/surgeries, allergies and other medical conditions that may affect ongoing healthcare.

  Appointment Calendar Feature

Users are able to take advantage of an Appointment & Calendaring feature to schedule and generate reminders about upcoming doctor and other health-related appointments. These reminders appear when a user logs into his or her MyMedicalRecords PHR account and also can be sent to the user's e-mail address (or e-mail enabled smartphone) and imported into any calendar program including Microsoft ® Outlook ®.

  Prescription History and Refill Reminder Feature

Users are able to enter their prescriptions, pharmacies and refill dates into their MyMedicalRecords PHR accounts. The system generates reminders about refills, which are visible to users when they log into their accounts and are sent to their e-mail addresses (or e-mail enabled cell phone).

  Drug Information and Interaction Database

Users can check for potential interactions across multiple prescriptions and over the counter drugs with this comprehensive database, licensed from Cerner Multum. When each user adds a new drug to their MMR PHR prescription history, they can quickly determine if that medication has any kind of negative interaction with other prescriptions they take. This tool is especially vital because preventable adverse drug interactions kill as many as 100,000 and injure more than 1.5 million Americans each year. Consumers who see multiple providers are especially at risk.

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

  Telemedicine

We have integrated our PHR with the Alcatel-Lucent ng Connect Telemedicine suite. This takes data directly from wireless Bluetooth monitoring devices, such as blood pressure monitors, and deposit readings directly into the MyMedicalRecords PHR. We believe that these enhancements will increase usability and make it easier for consumers to view their important medical records.

Mobile applications are also available for the MyMedicalRecords PHR and are currently available for Android tablets and smartphones and on the iOS platform (iPhones and iPads).

Other Applications for Our MyMedicalRecords PHR Product Technologies

We believe our MyMedicalRecords PHR product technology presents potential market opportunities beyond its core "Personal Health Records" storage and management purpose. In the wake of continuing hurricanes, tsunamis, earthquakes, fires and other disasters, a great deal of emphasis has been placed on families having a secure place to store their records and vital documents where they cannot be lost or damaged. Our MyMedicalRecords PHR product addresses this need because it allows for the fax transmission, upload and storage of insurance, financial and other personal documents, as well as a place to store digital files such as photographs. We believe this recent emphasis provides us with an opportunity to expand our core market and use our MyMedicalRecords PHR product technology to create the essential "safe deposit" box for all important documents and records of a family or small business. The MyEsafeDepositBox virtual storage product extends the MyMedicalRecords technology into these additional markets.

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

MMRPro is Developed For:

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

MMRPro Features:

  Integration with EMR systems

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

  Integrated e-Prescribe Module

MMRPro also includes the ability to integrate e-Prescribe modules that gives doctors the ability to do automated prescription ordering and refills. The e-Prescribe software gives doctors a choice of all formulations for a given medication, as well as available generic alternatives and shows what patient benefit coverage will be for the prescription. Any special instructions for the patient can also be entered into the module so they are automatically printed on the prescription label. A prescription order can be faxed or automatically transmitted to the pharmacy. In addition, the e-Prescribe module also makes it possible for doctors to keep a drug history on all their patients, as well as check for any interactions and allergies in real-time.

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

  Voice Messaging

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

  Dynamic Communication with Doctor's Practice Management System

Through a user designated hot-key, MMRPro seamlessly integrates, on a real-time basis, the patient data contained in the physician's practice management system saving the need of having to reenter data.

  Patient View

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

The MMRPro "Stimulus Program"

In addition to its product functionality, MMRPro includes a "Stimulus Program" that creates cost-savings and revenue opportunity for its users. In fact, we believe our Stimulus Program can generate at least as much money for a doctor practice over a three-year term as the $44,000 that was possible through the HITECH Act over a five-year period.

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

In developing and marketing our products and services, we plan to continue to participate in the burgeoning consumer health information market and health IT market for patients and healthcare professionals who are impacted by federal legislation, including the Health Information Technology for Economic and Clinical Health (HITECH) Act. As part of the American Recovery and Reinvestment Act of 2009 (aka "stimulus bill"), the HITECH Act mandates and rewards through a program of monetary incentives the widespread implementation of Electronic Health Records. Additionally, we believe that the Patient Protection and Affordable Care Act ("ACA" / aka "Obamacare"), is stimulating a significant behavioral shift in how consumers manage and control their own health. The healthcare industry is implementing new processes to complement ACA's programs, e.g., the individual insurance mandate requiring most Americans to obtain insurance coverage, Accountable Care Organizations ("ACOs") with outcomes-based payment models that necessitate digital records to achieve coordinated care, and hospital readmission penalties, where Telemedicine solutions have a central role to play.

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

The Health Information Technology for Economic and Clinical Health Act, commonly referred to as HITECH, enacted on February 17, 2009 as part of the American Recovery and Reinvestment Act, expanded HIPAA's reach beyond that of just covered entities. Now, business associates, defined as entities that perform a function, activity, or service on behalf of a covered entity and that require use of or access to the PHI of the covered entity, as well as vendors of Personal Health Records (PHRs) that use or access protected health information, must also comply with the HIPAA's Security Standards and many of HIPAA's Privacy Standards.

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

Healthcare and Health IT Industry Environment

Health information technology ("HIT") continues to be at the forefront of efforts to reform the U.S. healthcare system, viewed as essential to controlling costs, improving care and saving lives. Starting in August 2012 when the Centers for Medicare and Medicaid Services ("CMS") released its final rule for Meaningful Use Stage 2, Personal Health Records moved to occupy a dominant position in the healthcare IT landscape because it was now a requirement that eligible professionals provide their patients timely online access to their health information. The commitment to achieve widespread adoption of Electronic Medical Records was legislated by the HITECH Act, which contained provisions allocating more than $27 billion to eligible professionals and hospitals that digitize their medical records systems through "Meaningful Use" of health IT.

In addition to demand created by HITECH, health IT is expected to continue opening up widespread market opportunities in the healthcare industry because the need to control healthcare costs is expected to remain at the top of the domestic agenda for some time. Healthcare spending reached an estimated $3.2 trillion in 2015 and growth is projected to average 5.8 percent for 2014-2024. Accounting for about 18 percent of GDP in 2015, it is expected to rise to 19.6 percent in 2024.

We believe the need to control healthcare costs through 21st century solutions such as EHRs and PHRs supported by regulatory requirements is continuing to drive health IT adoption. For instance, adding to the HITECH Act, the Affordable Care Act required the majority of Americans to have health insurance starting in 2014. To date, about 20 million Americans have acquired health insurance or enrolled under the health care reform law. The expansion of newly insured individuals necessitates implementing new healthcare payment and delivery models, and funding programs that promote healthy behaviors to both prevent and manage chronic diseases, which account for more than 75 percent of healthcare treatment costs. We believe that the Affordable Care Act, widely known to many as Obamacare, and all the publicity that has accrued from it has helped to expand awareness of the responsibility consumers share in their healthcare costs and the need for such tools as Personal Health Records to help control their out-of- pocket spending.

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

Additional drivers of health IT that are becoming increasingly prevalent, and therefore create a favorable environment for the Company, are healthcare expansions into mobile platforms, consumers' ability to directly access their lab test results electronically from the lab facility, and emerging Telehealth/Telemedicine payment models that can advance the technology already available in service of connecting providers with their patients.. We are well-positioned to benefit from multiple technology integrations and the launch of our MyMedicalRecords mobile app. We anticipate strategic partnerships with wireless providers as a result of our integrated communications platform which delivers a PHR that allows medical records to be shared among all healthcare professionals involved in a patient's care using Telehealth platforms.

With healthcare's continuing prominence on the national agenda and mandates to share medical information electronically across the whole spectrum of care, we anticipate that market conditions will remain healthy while at the same time posing increasing competitive challenges. Contributing factors that enable our products to benefit from the HIT value propositions in the marketplace include the role of health IT in cost containment and improved patient outcomes through patient engagement and coordination of care, the impetus of HITECH stimulus, widespread implementation and incentivization of worksite wellness programs, America's aging demographics underscored by the wave of baby boomers entering Medicare, the rise of chronic illnesses and their cost, and an increasingly global and mobile world. Even with the challenges and uncertainties healthcare providers face in their day-to-day practice, they are continuing to move away from outdated paper-based systems and focus on spending strategic dollars on health IT, though they need a system that is interoperable and better supports workflow practices to truly benefit the patient.

Drivers for MyMedicalRecords PHR Market

Timely access to personal health information such as made possible by patient portals and PHRs, which were a convenience under Meaningful Use Stage 1, took center stage as a core requirement under Meaningful Use Stage 2 and signifies where health IT is headed now and into the future. Beginning in January 2014, over 50% of an eligible professional's patients were required to start having the ability to access their health information online within four business days of the information being available. (Eligible hospitals need to make the information available to patients within 36 hours of discharge.) Electronic access objectives are expected to be even more focused on patient usability when Stage 3 Meaningful Use requirements are made final and begin implementation in 2017. For example, CMS will allow providers to use APIs to help meet patient access criteria, enabling a wider range of technologies. However, the new requirements as they are finalized continue to result in understandable pressure for hospitals and physicians in the EHR Incentive Program managed by CMS, and the prospects of decreasing incentives and increasing penalties are also strong drivers for adoption.

The ACA's insurance mandate is also a driver for our PHR products and services. With ultimately over 30 million Americans expected to enter the insurance pool, it is increasingly important for providers to have the kind of tools such as a PHR to communicate and engage with the patient population, and for patients themselves to control a greater part of their health destiny. Additionally, ACOs need to rely on health IT solutions to make possible greater coordination of care that is such a critical part of the outcomes-based healthcare model being implemented. The ACA also imposes measures to reduce high hospital readmission rates. On October 1, 2012, penalties went into effect in the form of fines imposed by Medicare against hospitals that readmit patients within 30 days of discharge for the same complaint or procedure. The penalties are part of a multifaceted effort by Medicare to reward facilities based on how they meet certain care quality and patient satisfaction metrics. It is believed that many of these can be achieved by providing patients and/or caretakers with effective tools that enable them to readily have the information on how to comply with appropriate follow-up care. This also coalesces around the personal medical home model where remote patient monitoring enables data collection into a PHR to provide continuous and coordinated care. According to a report produced by the Deloitte Center for Health Solutions, "Connected Care: Technology-enabled Care at Home," the effective application of in-home technologies can produce a net result of potential annual savings of 20 percent or more if chronic conditions and post- hospitalization care is managed by involved consumers in their homes.

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

Internationally, while the U.S. holds the largest share of the global healthcare IT market, health IT is also a growth industry internationally, expected to continue increasing so that by 2017 the global market will expand at a compound annual growth rate of 7.0 percent. Countries sharing a common goal to control healthcare costs are looking to EMR and PHR solutions to achieve this. Moreover, in a global economy, companies are increasingly sending employees overseas, a practice which is expected to increase demand for our MyMedicalRecords PHR among expats, particularly in Europe and the Middle East. Also, medical tourism is on the rise with estimates of a $100 billion market, and this fuels the need for medical records that are truly universal and can be accessed anytime from anywhere. It should be noted here that the growth of health IT at home and abroad is further impetus for ensuring the protection and enforcement of our patent portfolio worldwide. In light of the continued occurrence of emergencies and natural disasters, demand for both our MyMedicalRecords and MyEsafeDepositBox products are driven by relief and educational organizations, as well as by consumers and small businesses, with international focus based on tools that help in disaster preparedness and personal protection.

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

Drivers for MMRPro Market

Doctors continue to be under increasing pressure to make their offices "digital" as mandated by the Federal Government. Physicians have received as much as $44,000 in incentive payments per physician through Medicare and $63,750 per physician through Medicaid under the HITECH Act. Stimulus funds from HITECH are being paid out over three stages of "Meaningful Use"; for example, a doctor under Medicare who qualified for funds in 2010 began receiving payments in 2011 and will continues to through the length of a program as they attest to the requirements. Doctors who have waited until 2013 or 2014 to have EHRs in place will be eligible for smaller bonuses. Because of the short time horizons and high costs involved, many eligible professionals, despite the stimulus funds, continue to struggle with implementation of full-blown Electronic Medical Record systems. Studies cited in a Congressional Budget Office Report show that a three-doctor practice could spend as much as $162,000 in the first year to install and maintain a system. This doesn't include the "hidden" costs of lost revenue from having to reduce patient load and also delays in billing while a new system is being implemented. For hospitals, EHR implementation can run into many millions of dollars.

Regardless of the challenges healthcare providers face in converting to computerized medical records, Electronic Health Record adoption is well past the tipping point. Yet increasing numbers of users are expressing dissatisfaction with their system and many are struggling with attesting to Stage 2 of the Meaningful Use program. We believe the costs and complexities of Electronic Health Records implementation under Meaningful Use, which have so far failed to achieve the interoperability originally envisioned, helps create dynamic market conditions to position the MMRPro system. MMRPro serves providers as a cost-effective bridge or adjunct to a full blown Electronic Health Records system while at the same time providing an integrated patient portal and access to a Personal Health Record. Moreover, because the fax is still being used by healthcare providers, especially with their patients, MMRPro's electronic fax capability enables them to run their practice like they always have while digitizing their office or changing or upgrading their current system. Additionally, with the MMR Stimulus Program, incentives are offered either in place of, or in addition to, Meaningful Use payments, where it has been acknowledged that for smaller practices the perks offered by the government may not be enough by themselves. And when Meaningful Use incentives are removed from the equation altogether, as is the case with non-eligible professionals such as long-term acute care and rehabilitation facilities, our end-to-end, user-friendly solutions enable clinical data to be digitized and available across all sites of care.

As a result, we see a significant niche opportunity to provide an efficient, cost-effective system that helps healthcare professionals take the required first steps to any form of digital office - scanning and digitizing patient records. We believe that the simplicity of MMRPro makes it attractive to the many thousands of medical offices, community hospitals, surgical centers and other healthcare providers who are still paper-bound and searching for a way to start their digital conversion or are dissatisfied with their current system and can use MMRPro for easier digital recordkeeping and to improve patient engagement.

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

Customers

To date, we have signed agreements for our MyMedicalRecords PHR product, our MyEsafeDepositBox product, our MMRPro product, as well as licensing agreements to license our Biotech and health IT Patents and other intellectual property. Our core products are sold directly to retail consumers, healthcare professionals, hospitals, surgery centers, dental offices, vendors, retailers, employees, affinity groups, membership organizations and licensees amongst others. Our Biotech and health IT patents are being licensed to pharmaceutical companies, and other health IT companies as well as retailers. We also have offered programs for hospitals to give patients access to use our MyMedicalRecords Personal Health Record free of charge when they are discharged from inpatient facilities with the option to upgrade to a fully paid account.

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

We are currently seeking payment on the initial $5 million as well as the subsequent $5 million payments which were due in November 2012 and November 2013 as per the agreement. As of December 31, 2013, three of the four revenue recognition criteria of Staff Accounting Bulletin No. 104 had been met (persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable). We will not recognize any of this revenue until such time as collection is reasonably assured. We are currently in litigation against SCM and believe SCM has cash, accounts receivable, and/or other assets sufficient to pay the amounts due upon a successful outcome. A trial on this matter is scheduled starting November 1, 2016.

Sales & Marketing Strategies

MyMedicalRecords PHR

Our marketing strategy for our MyMedicalRecords PHR product calls for continued focus on several main sales channels:

  Licensing

Since the issuances of our patents in the U.S. and numerous countries we continue to focus on licensing the use of our proprietary technologies for the provisioning of Personal Health Records and other HIT services. This includes licensing to other health IT providers.

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

  Affinity Groups and Membership Organizations

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

  Travel Companies and the Travel Industry

We believe that travelers, specifically Expats, can represent a strong market for our products because these products are designed to enable travelers to access to their medical records, or other important documents (copies of passports, credit cards, etc.), in the event of an emergency when they are away from home. We have marketed our products to airlines, hotels, automobile clubs and other travel-related companies and organizations as well as to advertise on travel-related websites to reach this market.

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

  Healthcare Professionals

We plan on continuing to offer our MyMedicalRecords PHR to patients at physician offices, hospitals, surgery centers, x-ray facilities and other facilities. In addition, our marketing efforts include selling to home health caregivers and visiting nurses. We believe our ability to accept and transmit information in HL7 messaging formats will allow us to now more seamlessly integrate with existing EMR systems and populate the Personal Health Record with discrete data in addition to the PDF format already accepted by the Company's products.

  Retail

We continue selling our MyMedicalRecords.com PHR to retailers in the form of a Personal Health Record Kit for purchase at point of sale. In addition to direct sale to consumers at retail, we see an opportunity to make the Personal Health Record Kit a part of store and pharmacy loyalty programs as well as to offer it as a premium when consumers purchase healthcare-related products, switch their prescriptions to that store or refill existing prescriptions. The package and materials inside the kit provide information on the PHR service to encourage both initial purchase and then active use. Because the kit contains emergency materials to attach to personal identification as well as emergency wallet cards, emergency personnel will be able to access a user's account in the event of a medical emergency, thus reinforcing the special Emergency Login feature of the MMR product.

  Other Markets

We believe we can better target health-conscious consumers who may have a greater interest in our products by developing strategic partnerships with consumer products companies, including wireless phone service providers, especially with the introduction of our mobile app at the beginning of 2015. We also plan to focus a portion of our marketing efforts in selling to nursing and convalescent homes as well as other vertical markets that have the need to share, store and manage documents and health records in a secure manner such as the legal, accounting, mortgage banking, chronic illness foundations, and charitable organization markets . Additionally, we believe that federal, state and local governments can deploy our products as they provide a powerful, yet easy to use addition to any family's disaster preparedness plan and we continue to approach agencies at all levels to explore the possibility of setting up pilot programs.

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

Clinical Research Sales Strategy

With the approval in 2014 of our health IT patent entitled "Electronic Health Records in Clinical Trials," MMR is continuing its efforts to work with consultants and biotech companies in this area to evaluate customized personal and electronic health record products designed to follow patients through clinical trials. The Company believes that such a product offering can reduce the cost of managing clinical trial results and generate long term users of its health IT product. The Company is targeting biotech companies and pharmaceutical manufacturers to purchase its PHR to obtain better monitoring of patient results and patient involvement.

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

In 2012, we entered into an agreement with Australian company VisiInc PLC to sell our patented consumer and professional health IT products and services on the Visi platform utilizing the Vistime product in the health technology market in Australia. The agreement with VisiInc PLC called for minimum performance guarantees to be paid to MMR annually. MMR terminated this agreement non-performance and written off any equity in VisiInc.

As part of ongoing efforts to maintain presence a in Australia, in July of 2014 the Company entered into a Non-Exclusive License Agreement with Claydata, headed by CEO Joseph Gracé, M.D. Claydata is an Australian health information technology provider based in Sydney providing its certified eHealth products and services to a number of healthcare organizations from over 800 referring doctors, many of which utilize Personal Health Record services from Claydata that will fall under the license agreement. Dr. Gracé is also currently the Medical Director of the North Shore Medical Group, North Shore Heart Clinic®, North Shore Vein Clinic® and North Shore Homecare Services. The Claydata agreement called for MMR to receive license fees based on a percentage of the gross sales of Claydata's products and services revenue. In exchange, Claydata benefited by being the first end user to license to MMR's portfolio of Personal Health Record and eHealth patents in Australia and New Zealand. This allowed Claydata to offer its services to customers with complete assurance that end users would not be infringing on MMR's patents and other intellectual property. The agreement also gives Claydata the right to offer selected MMR proprietary features and benefits from the MyMedicalRecords Personal Health Record on a revenue sharing basis in addition to the payment of license fees. MMR terminated this agreement at the end of 2015 based on a conflict involving Claydata efforts to sell its products and services to the Australian government while MMR continued to enforce intellectual property rights in Australia which Claydata did not want perceived as a conflict with their efforts to make the Australian Government a Claydata customer.

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
  Health Correspondent and Nutritionist

MEDICAL ADVISORY BOARD
  Michel Babajanian, M.D., FAC
  Board-Certified Otolaryngologist and Head and Neck Surgeon

  Glenn D. Braunstein, M.D.
  Chief Medical Officer, Pathway Genomics
  Former Chairman, Department of Medicine at Cedars-Sinai Medical Center

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

Through 2015 the Company also maintained a Cyber Liability Insurance Program designed to provide a customized form of cyber liability insurance to help protect its customers, including hospitals, healthcare professionals and affiliates, from actual loss or damage of up to one million dollars. The program responds to litigating civil monetary penalties expanded under the HITECH Act, in connection with the offering of the Company's Personal Health Record products and services. Certain coverages for these programs are provided to MMR under a special cyber liability policy written by an insurance company that is A-rated by A.M. Best. The Company has been providing this program since 2009.

Competition

MyMedicalRecords PHR

Although we believe that no other product in the marketplace compares to what we provide in our comprehensive PHR and other offerings, there are other PHR providers in the consumer health information management marketplace today that compete for our services. These include NoMoreClipboard.com, Dossia, WebMD Health Manager, Zweena Health, MiVIA, and numerous others including Internet and patient portals offered by EMR vendors, health exchanges, physician practices, and insurance companies, hospitals and HMOs for their policyholders and patients.

Each of our competitors offers varying PHR products and services for online storage and access to medical records at varying price points (at the basic "free" level, with minimal recordkeeping capability and usually includes advertising). However, we believe our MyMedicalRecords PHR product offers unique features that distinguish it from those of our competitors. In particular, we believe our MyMedicalRecords PHR product offers greater ease of use and accuracy than our competitors' products because copies of the actual medical records, such as laboratory test results and radiology reports can be faxed, read, or uploaded directly into the user's MyMedicalRecords PHR account. This helps ensure accuracy when compared to redacted data from a patient portal, text formatting, multiple records from different providers or requiring users to input the data themselves, which may result in transcription errors, or go through a third party, which could result in more time, additional costs and can raise the issue of privacy.

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

While patient and insurance policyholder Internet portals allow users to see certain information regarding test results, prescriptions or claims data, and may even give patients the ability to set appointments and communicate with doctors, these portals typically only allow users to view data from that specific provider, and if a user changes his or her healthcare provider, insurance carrier or employer, the information may not be available in the future. Our MyMedicalRecords PHR product is designed to offer our customers a single secure online repository for all of their health information and records, from every provider, so that this information is available any time a MyMedicalRecords PHR user needs to access and share it, and our service is completely portable, meaning it stays with the member though changes in health plans, healthcare providers and employers. Moreover, the MyMedicalRecords account covers an entire family of up to 10 members, including pets, whereas other services typically only cover an individual or charge for additional family members.

We also believe the enhanced features offered at our price point, offer consumers unique and attractive advantages that separate our MyMedicalRecords PHR product from the competition. In addition, while competing services may raise consumer awareness about the need for access to personal health information and this increased awareness may likewise increase the marketability of our MyMedicalRecords PHR product, growth in the consumer health information management marketplace is also attracting new entrants. However, while we believe that greater ease of use and array of enhanced features distinguish our MyMedicalRecords PHR product from those of our competitors, many of our competitors may have greater resources and may attempt to modify their product offerings to make them more competitive, including attempting to replicate some features of our MyMedicalRecords PHR product. Notwithstanding we seek to protect our proprietary technology through our patents in the U.S. and overseas and other countries of commercial interest.

MyEsafeDepositBox

Our MyEsafeDepositBox product competes with a number of online backup and electronic data storage services. The increasing use of external hard drives and flash drives to backup data also has the potential to compete with online data storage services such as our MyEsafeDepositBox product.

We believe that MyEsafeDepositBox is a superior product when compared with products such as MyVault® in that in addition to file upload, it permits multiple service providers, such as insurance agents or lenders, to fax documents directly into a user's account. In addition, much like the MyMedicalRecords PHR, the MyEsafeDepositBox service also offers outbound fax and emergency login features which further differentiate us in the marketplace. We also have the ability to provide private label branding that affords banks, insurance companies, escrow services and other financial and legal businesses to provide not only a useful product but creates brand awareness and loyalty.

MMRPro

MMRPro competes with scanning services that market their services to doctors seeking to convert their historical paper records into electronic files, as well as EMR systems. Scanning services typically do not provide the doctor with an integrated end-to-end system that not only scans the record, but automatically sorts it by patient and by patient chart tab. Most scanners merely digitize patient records and store them either on a local drive or a Local Area Network drive, which could require the doctors to have an IT consultant manage their online records. Since MMRPro is a "Software As Service" model, the scanned medical records are sent to a web-hosted application with redundant data storage facilities and MMR handles the physical storage and management of patient data in compliance with HIPAA's Privacy Rule and Security Standards. This not only relieves doctors of having to worry about their in-house records management, it also allows them to access patient records from any Internet-connected computer as well as to deploy a copy of a record for the patient.

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

Intellectual Property

Since inception, our health IT business has evolved from a development stage company, to a provider and reseller of Personal Health Records and document imaging and scanning systems (MMR Services), to a Licensor of MMR's intellectual property. Continuing through 2015, we remained focused on maximizing the value of our intellectual property portfolio. Our health IT patent portfolio, which we have been building since 2005, currently includes 13 U.S. patents (with over 300 issued claims), 19 pending U.S. patent applications (with over 300 claims), 13 foreign patents, including three in Australia, three in Mexico, three in South Korea, with others in New Zealand, Singapore, Japan and Canada, and 23 other pending patent applications in foreign countries. The full term of our earliest utility health IT patents will not expire until September 12, 2525 or after. The U.S. District Court order issued on December 23, 2014 involving certain claims of two of MMR's U.S. patents did not affect the Company's foreign patents nor other health information technology patents and all of MMR's other domestic and foreign health IT patents remain in full force.  As such, MMR continues to pursue opportunities to license its intellectual property where appropriate in the global health information technology marketplace and sell its proprietary products and services to healthcare professionals and pharmacy chain retailers.

Our health IT patent portfolio that includes issued patents on our health IT products and services such as the Company's MyMedicalRecords, MyEsafeDepositBox and MMRPro product and services, is in addition to our portfolio of biotech patents.

MMR acquired significant intellectual property assets from the Merger with Favrille and continues to seek ways to exploit and monetize those assets, which include, but are not limited to, data and patient samples from our pre-Merger clinical vaccine trials, the FavId/Specifid vaccine, and the anti-CD20 antibodies.

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

Our most recent U.S. patents were issued in the previous year and have claims totaling 116. Our ninth patent, U.S. Patent No. 8,626,532, issued on January 7, 2014. Entitled "Method for Providing a User with a Web-based Service for Accessing and Collecting Health Records," this patent includes 27 claims, a portion of which are directed toward enabling users to access and collect their medical records in a secure and private manner using wireless devices such as smartphones, tablets or telemedicine platforms, amongst other systems, and represented a significant addition to MMR's U.S. patent portfolio. MMR's tenth U.S. patent, entitled "Method and System for Providing Online Records," issued on February 4, 2014 as U.S. Patent No. 8,645,161. With 30 claims, the patent is directed toward methods for accessing and collecting health records by providing a user interface that further includes a number of additional features which collect and display prescriptions, help submit prescriptions to pharmacies, collect and display health insurance information, send outgoing faxes, allow users to annotate health records and set up appointment reminders for visits with providers as well as recurring medication reminders through a calendaring function.

On May 13, 2014, MMR was issued U.S. Patent No. 8,725,537, "Method and System for Providing Online Records," with 28 claims directed toward storing, managing and sharing legal records. This patent expands MMR's intellectual property beyond PHRs and other forms of Electronic Medical Records into the legal field. The '537 patent is particularly relevant to the management of wills and powers of attorney, among other similar types of important documents, which can be included as part of an individual's Personal Health Record account. We were also issued Notices of Allowance in May for our twelfth and thirteenth patents which were subsequently issued in the third quarter. On July 1, U.S. Patent No. 8,768,725 entitled "Method and System for Providing Online Records," was issued as our twelfth U.S. patent and has 15 claims including claims directed to the sharing of records with a second healthcare provider to better manage and facilitate second opinions. Our thirteenth patent, U.S. Patent No. 8,775,212, "Electronic Health Records in Clinical Trials," was issued on July 8, 2014 and includes 16 claims directed to methods and systems which provide for self-reporting in clinical trials. This is a whole new patent, not a continuation patent, and the Company believes it opens the door to completely new revenue generating opportunities through sales and licensing of MMR's Personal Health Record products and services and other patented intellectual property to Contract Research Organizations and pharmaceutical companies conducting clinical trials. Because clinical trials are extremely time-consuming and expensive, we believe the `212 patent and additional continuation patents coming from this patent will be of significant value to the Company.

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

Internationally, we have patents issued, pending and applied for in 11 other countries or regional authorities of commercial interest. Thirteen of the issued patents to date are in Australia, New Zealand, Singapore, Mexico, Japan, Canada and South Korea. On January 6, 2015, MMR was issued Mexican Patent No. 326616 entitled "Universal Patient Record Conversion Tool" from the Mexican Industrial Property Institute (IMPI). This was the first issued patent in this category and is pending in other countries including Australia, Canada, China and Singapore in addition to the U.S. The Mexican patent includes 15 claims directed to a system that allows patient data from practice management systems to be seamlessly uploaded into a healthcare provider portal system. MMR offers this tool as the Practice Management System Integration Application (PMSIA), which allows administrators in physician offices, hospitals and alternative care sites to facilitate the efficient population of patient information from a healthcare provider's practice management system to other Electronic Medical Record systems including the Company's MMRPro Web-based application. We now have three issued patents in Mexico, with another three pending. Two months prior to our 2015 patent being issued, we were granted Mexican Patent No. 325515 entitled "Method and System for Providing Online Medical Records" on November 21, 2014. This patent has 20 claims directed toward computer systems for managing Personal Health Records and communicating with healthcare providers. Of particular significance is an emergency access feature that allows emergency responders or healthcare providers to have access to important health information in a user's Personal Health Record account in the event of an emergency. MMR has additional patent applications pending relating to the emergency access feature in the U.S. and elsewhere throughout the world.

Additionally, we were issued our third patent in South Korea on August 17, 2015. Korea Patent No. 10-1546294, entitled "Method and System for Providing Online Medical Records," has 15 claims and joins our two previous Korean patents under the same title, Korea Patents No. 10-1466063 and 10-1466060, both registered by the Korean intellectual property Office (KIPO) on November 11, 2014. Claims in the patents are directed toward accessing and collecting health records through a secure Web site which include amongst other things fax and voice communications. Claims also include features to manage prescriptions, calendaring prescription refills, sending prescription refill reminders as well as managing appointments with healthcare providers, and additional features associated with Personal Health Records. At the time we announced our first two Korean patents in December 2014, we also announced that the New Zealand intellectual property Office agreed that the patent application entitled "Method and System for Managing Personal Health Records with Telemedicine and Health Monitoring Device Features," IP Number 627858, was approved for acceptance.  It was officially accepted February 9, 2016 and published for opposition on February 26, 2016.  This application includes 21 claims directed toward generating Personal Health Records from patient monitoring devices and sharing these records with healthcare providers.

In Australia, Patent Application 2011307287, "Universal Patient Record Conversion Tool," was accepted on January 8, 2015.  An opposition was filed on April 21, 2015 by the Crown in the Right of the Commonwealth of Australia (Department of Health). A second opposition was filed on April 22, 2015 by the Medical Software Industry Association, Inc.  Evidence has been submitted by both parties and a decision is expected in 2016.  A divisional application, Australia Patent Application 2015243029, was filed on October 15, 2015.

Australia Patent Application 2013212253, Mobile Platform for Personal Health Records, was accepted on July 6, 2015.  An opposition was filed on October 13, 2015 by the Medical Software Industry Association, Inc. and a second opposition was filed on October 16, 2015, by the Crown in the Right of the Commonwealth of Australia (Department of Health).  A third opposition was filed on October 16, 2015, by the National E-Health Transition Authority Limited (NEHTA).  The first opposition was dismissed on February 19, 2016.  The second opposition and the third opposition remain pending.  A divisional application, Australia Patent Application 2015243029, was filed on October 15, 2015 and is pending.  An additional divisional application, Australia Patent Application 2015101556, was filed on October 21, 2015 and granted on November 12, 2015 as an innovation patent.

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

With MMR's patent issuances, we believe we hold significant foundational patents under a "Method and System for Providing Online Medical Records," and "Method and System for Providing Online Records" and other patents and that the patents could be relevant to any organization who provides Personal Health Records and other Health Information Technology products and services.

Notwithstanding the above, on December 22 and 23, 2014, The United States District Court for the Central District of California in three patent infringement complaints entered orders finding that eight claims asserted (of the 42 total claims present) under only two asserted MMR patents were invalid. Additional details are further described in our Litigation Matters section though of note here is that MMR's portfolio of other patents were not affected by these rulings, including U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,626,532 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); 8,775,212 ("Electronic Health Records in Clinical Trials"); as well as our foreign issued patents in Australia, Mexico, South Korea, with others in New Zealand, Singapore, Japan and Canada.

Exploiting MMRGlobal Biotech Assets and Patents

Although our primary business is the web-based storage and management of personal and professional health and vital records, we acquired intellectual property rights to certain biotech assets through the 2009 Merger with Favrille, Inc. which currently include six U.S. patents, three U.S. pending patent applications, and numerous patents issued, pending and applied for in foreign countries. Following the acquisition of the initial biotech assets, we have perfected the patent condition of numerous assets, including the revival of Favrille's original U.S. Patent directed to treating B-cell pathologies, along with ongoing additional filings to enhance the international value associated therewith. As a result, in addition to the U.S., we now have biotech patents and patent applications pending in major European, Asian, North American, and South American markets that provide competitive advantages for this biotechnology. The foreign countries of commercial interest include Mexico, Australia, Brazil, Canada, China, Hong Kong, Singapore, Europe (including United Kingdom, France, Germany and Switzerland), India, Japan, and South Korea. The biotech assets include technologies relating to anti-CD20 monoclonal antibodies and B-Cell vaccine patents.

The anti-CD20 monoclonal antibody assets continue to result in issued patents in the U.S. and foreign countries. Notices of Allowance and thereafter patents for our anti-CD20 monoclonal antibody assets have been issued for patents titled "Antibodies and Methods for Making and Using Them." As of this writing, the Company holds seven issued patents for its antibody assets, with an eighth expected to issue in Australia in May 2016. In the first quarter, on February 3, 2015, the U.S. Patent and Trademark Office issued U.S. Patent No. 8,945,550, which is the second U.S. patent for our anti-CD20 monoclonal antibody assets. Almost two years earlier in June 2013 the issuance of U.S. Patent No. 8,465,741 provided the Company with its first U.S. patent for its anti-CD20 antibodies IP and, thereafter, patents followed in Australia, South Korea and Mexico using various expedited examination techniques. So in the second quarter of 2015, on August 17, 2015, we were issued our second patent for "Antibodies and Methods for Making and Using Them," in South Korea, #10-1546441, which is a divisional patent. This follows the issuance by the Korean Intellectual Property Office of Patent No. 10-1378302 on March 20, 2014. . We received our first Canadian patent directed at "Antibodies and Methods for Making and Using Them" which was issued by the Canadian Intellectual Property Office on January 12, 2016 as Patent No. 2673725. In February of 2016, our second Australian anti-CD20 antibodies patent (divisional), Application No. 2013202392, was accepted and is expected to issue in May if no opposition is filed. The Mexican patent office was the first to grant a patent for this technology as Patent No. 302058 on August 6, 2012.

Our various U.S. and foreign patents reinforce the value of the antibody assets, and continue to be used to seek expedited allowance in other countries operating under international patent treaties (referred to as the Patent Prosecution Highway). Use of the Patent Prosecution Highway allows both expedited examination and often allowance by demonstrating willingness to amend patent claims to the same scope of allowed patent claims granted in another jurisdiction (such as the issued U.S. patent claims in U.S. Patent Nos. 8,465,741 and 8,945,550). In countries that do not participate in such treaties (or do not allow the same type of claims as those issued in the U.S.), additional antibody patent applications are being filed or the examining offices are being notified with a request for expedited examination to further enhance the review and issuance of patents. We currently have patents pending in China, Europe, Hong Kong, India and Japan along with additional applications in the U.S. and Canada. The patents for our anti-CD20 monoclonal antibodies have particular utility in fighting cancers and are considered important assets based on benefits and commercial value demonstrated by Rituxan®, an anti-CD20 monoclonal antibody with reported sales of USD $7.5 billion in 2013.

MMRGlobal's biotech assets also include the B-Cell vaccine patents and patent applications entitled "Method and Composition for Altering a B Cell Mediated Pathology" and "Altering a B Cell Pathology Using Self-Derived Antigens in Conjunction with Specific-Binding Cytoreductive Agent" which relate to methods of manufacturing compositions for B-cell vaccines used in the fight against lymphoma and potentially other forms of cancer, including U.S. Patent Nos. 8,637,638; 8,114,404; 8,133,486 and 6,911,204. On January 28, 2014, the fourth U.S. patent for B- cell vaccine technology was issued. Foreign patents have also been granted for this technology in Europe, Hong Kong, Singapore, Japan and Mexico. Additional manufacturing patent applications are filed as such countries award new patents to further enhance the protection of the manufacturing patents already issued. The validation of the European Union Patent No. 1309347 in 2013 for methods of manufacturing the B-cell vaccines provided enforceable patents in countries of commercial interest including: the United Kingdom, France, Germany, Switzerland, Spain, Italy, the Netherlands, Denmark, Sweden, Finland, Ireland and Belgium, providing extensive protection through the European Patent.

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

On December 22, 2010, we entered into a non-exclusive agreement with Celgene to license the use of our clinical and scientific data (originated by Favrille) related to targeted immunotherapies for cancer and other disease treatments to stimulate a patient's immune response and certain other confidential information. In consideration for the rights granted under the Agreement, Celgene agreed to pay us certain upfront fees and development milestones. The Company has received a total of $2,730,000 at this time. We continue to work with Celgene on other opportunities with its clinical and scientific data biotech assets and other IP as well as other scientists and experts to assist us in generating revenue through licensing agreements as would be usual and customary in that industry. Moreover, we continue pursuing license agreements with companies like Celgene that have expertise in the area of biotechnology and specifically in treating lymphomas and other cancers, and which can benefit from the use of our clinical and scientific data.

Other Intellectual Property and Trademarks

We own federal registrations for the trademarks MMRGlobal, MMRPRO, and MY MEDICAL RECORDS. In addition, we own the URL and domain name for the web address www.MyMedicalRecords.com. We also own the domain names www.MyMedicalRecordsMD.com, www.MMRPro.com and www.MMRPatientView.com for use with MMRPro and own the domain name www.MyEsafeDepositBox.com for use with our MyEsafeDepositBox product as well as numerous other domains for marketing and new product development purposes. We also own the source code for our products.

As we continue to develop our products, we continue to register our trade names and logos as trademarks and service marks and will seek to protect the copyrights in the initial and any other proprietary content that we develop to support our MyMedicalRecords PHR, MyEsafeDepostBox and MMRPro products.

Employees

As of December 31, 2015, we employed a total of four full-time employees and regularly use the full-time services of an additional three consultants. We also rely on a team of more than nine developers and programmers located in India and Omaha, Nebraska.

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

We expect that the cash used in our operations will increase for the next several years. As of December 31, 2015, our current liabilities exceeded our current assets by $8,892,228. Furthermore, during the year ended December 31, 2015, we incurred losses of $2,995,615. At the current level of borrowing, we require cash of $275,000 per year to service our debt and, in order to continue operating its business, we use an average of $172,000 cash per month, or $2.0 million per year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan, and our obligations under the secured indebtedness to The RHL Group (which note payable had a balance of $1,950,096 at December 31, 2015), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to the RHL Group. At December 31, 2015, we had a line of credit with the RHL Group in the amount of $4.5 million. Availability under this line of credit was $2.3 million as of December 31, 2015.

Notwithstanding the above, at this rate of cash burn, over the next twelve months, our existing current assets, our equity raises and projected revenues under current agreements will sustain our business for less than one year.

Although we generate some cash from our operations which include licensing agreements for our Health IT and Biotech assets, we will need additional financing in order to fund operations until we can become cash flow positive, which may not occur in 2016.

Our future funding requirements will depend on many factors, including:

  The pace of market adoption of current and future products, which is being influenced by government requirements;
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

We have a secured credit facility with The RHL Group, with all outstanding amounts due thereunder being guaranteed by us. As of December 31, 2015, the aggregate principal amount(s) owed under The RHL Group credit facility was $1,950,096.

As of December 31, 2015, we owed an aggregate of $1,255,747 in principal amount to certain of our pre-merger creditors, as evidenced by promissory notes issued to the same in connection with the Merger.

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

We continue to have significant debt service obligations. As of December 31, 2015, the aggregate principal amount owed under all of our outstanding debt was approximately $3.08 million, the majority of which is owed to The RHL Group, a company controlled by our CEO. Our indebtedness could have important consequences. For example, it could:

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

Our executive officers and directors may have interests that are different from, or are in addition to, those of our stockholders generally. These interests include having debt with a balance of $1,950,096 at December 31, 2015 secured by a security interest in substantially all of our assets, the provision and continuation of indemnification and insurance arrangements for our directors, as well as certain other interests described elsewhere in this report. Notably, our current President, Chairman and Chief Executive Officer, Robert H. Lorsch, may be deemed to beneficially control a total of 21.8% of our voting capital stock, as of December 31, 2015, including shares issuable upon exercise of options and warrants held by Mr. Lorsch and The RHL Group. Because of his high percentage of beneficial ownership, Mr. Lorsch may be able to control matters requiring the vote of stockholders, including the election of our board of directors and certain other significant corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our other stockholders and us. This control could adversely affect the voting and other rights of our stockholders and could depress the market price of our common stock.

We rely on third party vendors for various functions and the loss or disruption of such relationships could adversely affect our business.

We have outsourced various functions to third parties, including certain development functions and hosting for our services business, and may outsource additional functions to third-party providers in the future. We use third party vendors for a variety of functions including a number of which expressly involve confidential and/or personally identifiable information. We rely on all of these third parties to provide services on a timely and effective basis and to adequately address their own cybersecurity threats. Although we periodically monitor the performance of these third parties and maintain contingency plans in case the third parties are unable to perform as agreed, we do not ultimately control the performance of our outsourcing partners. The failure of either party to perform as expected or as contractually required could result in significant disruptions and costs to our operations or our customers' operations, including the potential loss of personally identifiable data of our customers, employees and business partners and could subject us to legal action by government authorities or private parties, which could materially adversely affect our business, financial condition, operating results and cash flow, and our ability to file our financial statements with the SEC timely or accurately.

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

Our certificate of incorporation authorizes the issuance of up to 1,250,000,000 shares of common stock with a $0.001 par value and 5,000,000 preferred shares with a par value of $0.001. As of December 31, 2015, 211,851,177 common shares were issued and outstanding and no shares of preferred stock were issued and outstanding. If we issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of December 31, 2015, we had warrants, options and convertible notes to purchase an aggregate of 20,272,887 shares of our common stock. In addition, the issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock.

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under that Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MyMedicalRecords, Inc. an initial payment of $5 million payable on December 23, 2011, and additional payments of $5 million per year for five consecutive years. After unsuccessful attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract. At this time, MMR believes that SCM owes the Company $30 million plus interest, and on August 4, 2015, the Court granted MMR leave to amend its complaint to seek damages of $30 million (plus interest) from SCM since the end of 2011, and SCM filed an answer to MMR's amended complaint. On February 13, 2014, SCM filed a cross-complaint alleging claims for breach of that contract, among other things. On July 10, 2014, the court granted SCM's motion for summary adjudication on the claim for breach of contract in the complaint and its counterclaim for declaratory relief. On July 30, 2014, SCM filed its second amended cross-complaint, alleging substantially the same claims against the same parties. On December 5, 2014, the Court of Appeal issued an Alternative Writ of Mandate, finding the trial court erred in granting SCM's motion for summary adjudication. Pursuant to the Court of Appeal's Alternative Writ, on January 7, 2015, the trial court vacated its order granting SCM's motion for summary adjudication. On April 24, 2015, the trial court held a new hearing on that motion, and it entered an order denying SCM's motion in its entirety. The case is scheduled for trial on November 1, 2016.  MyMedicalRecords, Inc. will continue to pursue its claim and defenses, but the Company cannot predict the chances of either a favorable or unfavorable outcome, nor does the Company have sufficient information regarding its ability to collect any judgment MyMedicalRecords, Inc. may obtain.

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

The decisions handed down in the cases of Quest Diagnostics, WebMD and Jardogs LLC and Allscripts above did not affect MMR's portfolio of other patents, including U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,626,532 ("Method for Providing a User with a Web- Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); 8,775,212 ("Electronic Health Records in Clinical Trials"); as well as 12 foreign patents including two in Australia, three in Mexico, three in South Korea, with others in New Zealand, Singapore, Japan and Canada.

On April 2, 2015, the Company and Stradling Yocca Carlson & Rauth, P.C. ("SYCR"), were notified of the determination of an arbitrator in regards to disputes over amounts of monies due SYCR regarding prior services rendered. SYCR and the Company has previously agreed to a non-binding arbitration of the matter. The Company received an award in favor of SYCR in the amount of $285,000 which the Company disputes, notwithstanding, that it represents a reduction of SYCR's original $571,000 claim or $286,000 in favor of the Company. Since the arbitration award is non-binding the Company has filed an appeal of the remaining award. The Company cannot predict the chances of either a favorable or unfavorable outcome of the appeal.

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

The following table presents the high and low closing prices for our common stock for the periods indicated.

	High	Low
2015
January 1, 2015 - March 31, 2015	$0.07	$0.02
April 1, 2015 - June 30, 2015	0.04	0.01
July 1, 2015 - September 30, 2015	0.03	0.02
October 1, 2015 - December 31, 2015	0.03	0.01

2014
January 1, 2014 - March 31, 2014	0.27	0.15
April 1, 2014 - June 30, 2014	0.18	0.14
July 1, 2014 - September 30, 2014	0.15	0.10
October 1, 2014 - December 31, 2014	$0.13	$0.04

Holders

As of December 31, 2015, we had approximately 3,000 stockholders, including beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,556,911	$0.45	7,843,089	(1)

Equity compensation plans not approved by security holders	16,957,115	$0.35	-

Total	21,514,026	$0.40	7,843,089

(1) Includes a total of 12,400,000 shares of our common stock reserved for issuance under our 2011 Equity Incentive Plan.

Recent Sales of Unregistered Securities

The following is a summary of transactions since our previous disclosure on our Form 10-Q filed with the Securities and Exchange Commission on November 16, 2015 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends.

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

On October 29, 2015, we granted 3,638,088 shares of Common Stock (on a post-split basis) to a note holder at $0.025 per share in exchange for a reduction in Notes Payable.

On February 23, 2016, we granted 700,000 shares of Common Stock at $0.02 per share to a vendor in exchange for a reduction in payables.

On March 3, 2016, we granted 9,042,050 shares of Common Stock at $0.02 per share to a vendor in exchange for a reduction in payables.

On March 28, 2016, the Board approved the issuance of the following securities, which shall be issued no later than April 19, 2016:

  5-year Stock Options totaling 14,000,000 shares of Common Stock at $0.02 per share to our Directors (10,000,000 to Robert H. Lorsch, and 1,000,000 to each of the other directors.
  An option for the RHL Group to convert up to $100,000 of principal on the Amended and Restated Note into 5,000,000 shares of Common Stock at a price of $0.02 per share in addition to any conversion rights in the existing note.
  3-year Stock Options and/or Warrants totaling 10,000,000 shares of Common Stock to certain employees, legal counsel, and consultants at a strike price of $0.02 per share on terms consistent with the Company's existing option and warrant agreements.

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

Starting in 2005, we began filing for patent protection for our PHR products and services. Over the last eight years, these patents have been in the process of issuance and we now have patents issued, pending, and applied for in numerous countries around the world.

On February 2, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware effecting a five for one reverse stock split of the Company's common stock (the "Reverse Stock Split"). The Reverse Stock Split became effective in the marketplace on February 8, 2016 at which time every five (5) shares of the Company's issued and outstanding common stock were automatically converted into one (1) issued and outstanding share of the Company's common stock, without any change in the par value per share. The Certificate of Amendment provides that no fractional shares will be issued. Instead, the Company will issue to the Stockholders one additional share of Common Stock for each fractional share. The new CUSIP number for the Company's common stock following the Reverse Stock Split is 55314U207.

Going Concern

As more fully described in Note 1 to the financial statements appearing elsewhere herein, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included with this Annual Report on Form 10-K for the year ended December 31, 2015 related to the uncertainty of our ability to continue as a going concern. As of December 31, 2015, current liabilities of $8,920,162 exceeded cash and cash equivalents of $0. As a result of the above, there is uncertainty about our ability to continue as a going concern.

Historically, we have issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman, Chief Executive Officer and President) to operate our business. Although we received additional funding from The RHL Group pursuant to the Tenth Amended and Restated Note dated May 20, 2015 we may be required to obtain additional financing in order to meet payment. As a result of the above, we express uncertainty about our ability to continue as a going concern.

At December 31, 2015 and December 31, 2014, we had $0 and $303,393, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold convertible debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Tenth Amended and Restated Note effective May 20, 2015 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1.95 million at December 31, 2015 and a total Unpaid Balance (as defined in the Line of Credit) of $2.30 million, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Tenth Amended and Restated Note and the Second Amended Security Agreement dated May 20, 2015 (the "Security Agreement"). As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2015 are as follows: $1.95 million, which is included in the line of credit, and related party transactions; and $0.07 million related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding our going concern is to continue utilizing the Line of Credit. According to the terms of the agreement, at December 31, 2015, there was approximately $2.29 million available under the Line of Credit at the discretion of the lender. Finally, we plan to sell additional convertible debt and equity securities, settle our existing liabilities through the issuance of equity securities, explore other debt financing arrangements, increase our existing subscriber and affiliate customer base, sell our products and services, and collect licensing fees from parties utilizing our intellectual property to obtain additional cash flow over the next twelve months. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage of ownership of our stockholders will be reduced, stockholders will experience additional dilution and/or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our Line of Credit, obtain suitable alternative debt or equity financing, or increase sales of our products of increase licensing fees from the use of our intellectual property, our ability to execute our business plan and continue as a going concern may be adversely affected.

These matters raise substantial doubt about our ability to continue as a going concern. These financial statements were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of that uncertainty.

Our management intends to continue to utilize our available line of credit with The RHL Group (see Note 3). At December 31, 2015, we had approximately $2,299,903 remaining as available under The RHL Group line of credit. Additionally, we plan to continue selling additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base, sell MMRPro products, and continue licensing our intellectual property to obtain additional cash flow over the next twelve months. We cannot assure that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. For further details regarding our indebtedness with The RHL Group, Inc., see "-Liquidity and Capital Resources-Description of Indebtedness-The RHL Group, Inc.," below.

If we are unable to utilize our available line of credit with The RHL Group or obtain suitable alternative debt or equity financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

Description of Indebtedness

The RHL Group, Inc.

For a complete description of our indebtedness to The RHL Group, please See Note 3 to the Financial Statements entitled - Related Party Note Payable, included elsewhere in this Annual Report on Form 10-K.

The RHL Group Note payable had a balance of $1,950,096 at December 31, 2015. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2015 are as follows: $1,879,745, which is included in the line of credit, related party; and $70,352 related to other obligations due to The RHL Group which are included in related party payables.

Total interest expense on this note for the years ended December 31, 2015 and 2014 amounted to $142,337 and $134,523 respectively. The unpaid interest balances as of December 31, 2015 and 2014 were approximately $62,492 and $30,160, respectively.

Promissory Notes

From time to time, we issue Convertible Promissory Notes. As of December 31, 2015, a total of $323,749 in convertible notes remained outstanding. As of December 31, 2015, $198,749 of these Notes have matured, however, the Company and the Holders have agreed to keep the balance as a Note Payable and the note holders have elected not to convert their note balances into shares of our common stock.

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

During the fourth quarter of 2015, we did not enter into any Convertible Promissory Notes.

Shares issuable upon conversion for convertible notes payable was 6,355,932 as of December 31, 2015.

The total interest expense attributed to the Beneficial Conversion Feature of the Notes and related warrants for the years ended December 31, 2015 and 2014 was $78,560 and $214,953, respectively.

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

Revenue from the licensing of our Health Information Technology and biotech patents and related assets may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. For agreements that provide for milestone payments, such as the Celgene Agreement, we adopted ASC 605-28-25, Revenue Recognition, Milestone Method.

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

The following table sets forth items in our statements of operations for the periods indicated.

	Year Ended
	December 31,
	2015	2014

Revenues
Subscriber	$100,719	$134,984
MMRPro	47,259	44,547
License fees	34,480	2,392,538
Other income	8,917	7,500
Total revenues	191,375	2,579,569
Cost of revenues	232,685	378,342
Gross (loss) profit	(41,310)	2,201,227
General and administrative expenses	2,931,559	4,238,320
Sales and marketing expenses	564,001	1,305,901
Technology development	-	76,247
Loss from operations	(3,536,870)	(3,419,241)
Other income	781,126	1,672,820
Interest and other finance charges, net	(239,871)	(433,791)
Net loss	$(2,995,615)	$(2,180,212)

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Revenues. Revenues decreased by $2,380,364, or 92.3%, to $199,205 for the year ended December 31, 2015 from $2,579,569 for the year ended December 31, 2014 primarily due to a decrease in biotech and health IT licensing fees.

Cost of revenue. Cost of revenue decreased by $145,657, or 38.5%, to $232,685 for the year ended December 31, 2015 from $378,342 for the year ended December 31, 2014 primarily due to costs related to decreased revenues.

Operating expenses. The following table sets forth the individual components of our operating expenses for the year ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014

General and administrative expenses	$2,931,559	$4,238,320
Sales and marketing expenses	564,001	1,305,901
Technology development	-	76,247
Total	$3,495,560	$5,620,468

Operating expenses decreased by $2,124,908 or 37.8% to $3,495,560 for the year ended December 31, 2015, from $5,620,468 for the year ended December 31, 2014. This was primarily due to costs in connection with our strategy of focusing on licensing of the Company's patents and other intellectual property. As a result our general and administrative expenses decreased as described below.

General and administrative expenses decreased by $1,306,761, or 30.8% to $2,931,559 for the year ended December 31, 2015, from $4,238,320 for the year ended December 31, 2014. The decrease was primarily due to a reduction in investor relations expenses, salaries, and consulting fees.

Sales and marketing expenses decreased by $741,900 or 56.8% to $564,001 for the year ended December 31, 2015, from $1,305,901 for the year ended December 31, 2014. The decrease was primarily due to lower business development fees, trade show expenses, lower advertising costs and marketing consulting fees.

Technology development expenses decreased by$76,247, or 100% for the year ended December 31, 2015 and 2014 respectively. The decrease was primarily due to the reduction of in house consulting.

Other Income. We had Other Income of $781,126 for the year ended December 31, 2015, compared to $1,672,820 for the year ended December 31, 2014. The decrease relates primarily to the write-off of disputed trade payables during 2014 and the Company's ability to leverage its cash position to settle outstanding payable balances with discounted amounts which are favorable to the Company.

Interest and Other Finance Charges, Net. We had interest and other financing charges, of $239,871 for the year ended December 31, 2015, a decrease of $193,920 from $433,791 for the year ended December 31, 2014. The decrease was primarily due to lower non-cash interest expense attributed to the conversion feature and warrant issued in conjunction with financing activities.

Net loss. As a result of the foregoing, we had a net loss of $2,995,615 for the year ended December 31, 2015, compared to a net loss of $2,180,212 for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, our current liabilities exceeded our current assets by $8,892,228. Furthermore, during the year ended December 31, 2015, we incurred losses of $2,995,615. At the current level of borrowing, we require cash of $275,000 per year to service our debt and, in order to continue operating its business, we use an average of $172,000 cash per month, or $2.06 million per year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan, and our obligations under the secured indebtedness to The RHL Group (which note payable had a balance of $1,942,693 at December 31, 2015), among other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance its activities, we have relied on the issuance of stock and debt to the RHL Group. At December 31, 2015, we had a line of credit with the RHL Group in the amount of $4.5 million. Availability under this line of credit was $2.3 million as of December 31, 2015.

During 2015, we also raised $62,000 in sales of restricted common stock to accredited investors. We expect to continue offering limited amounts of convertible debt in 2016. The Company believes it can generate revenue from its biotech and health information technology assets. We also plan to continue receiving (i) royalties from license fees related to our health information technology patents and other intellectual property; and (ii) revenue from sales of PHRs, MMRPro services, and other products and services including our new mHealth applications that will help reduce annual cash burn from operations. The Company is also planning on selling data and samples from its FavId vaccine trials to pharmaceutical manufacturers, universities and others for use in helping to speed the process of clinical trials for new drugs and disease management programs.

As part of our sales and marketing activities, we intend to sell our Personal Health Record Kit through retailers such as drugstore.com, Walgreens.com and CVS to the extent reasonably possible.

Cash Flows for the Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Net cash used in operating activities for the year ended December 31, 2015 was $823,442, compared to $664,501 used in the similar period in 2014. In 2015, we had a net loss of $2,995,615, less non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, gain or loss of disposition of assets, stock compensation expense and the non-cash write-down of assets and liabilities) of $807,987, plus changes in operating assets and liabilities of $1,364,186. In 2014, cash used in operating activities included net loss of $2,180,212, less similar non-cash adjustments of $144,140, less changes in operating assets and liabilities of $1,371,571. Compared to 2014, non-cash adjustments in 2015 increased primarily due to the decrease in the gain on write-off of liabilities offset by a decrease in stock based compensation and warrants and common stock issued for services as well as amortization of loan discount. Net cash used in investing activities decreased to $1,252 in 2015, compared to $415,933 in 2014 due primarily to the lower patent filing expenses. Net cash provided by financing activities totaled $515,301 during 2015, compared to $1,379,468 in 2014. Financing activities primarily included proceeds generated from the issuance of common shares, sales of convertible notes, proceeds from short term notes, and net proceeds from draw downs on our line of credit from the RHL Group, Inc., a significant stockholder wholly-owned by Robert H. Lorsch, our chairman, Chief Executive Officer and President. As of December 31, 2015, we had cash and cash equivalents of $0, compared to $309,393 at December 31, 2014. As of December 31, 2015, we had availability under The RHL Group credit line of $2.3 million.

Commitments and Contingencies

For information relating to our commitments and contingent liabilities, please see Note 9 to our financial statements appearing elsewhere herein.

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $8,250. Total rent expense for the years ended December 31, 2015 and 2014 were $113,835 and $150,720 respectively. Future minimum lease payments as of December 31, 2015, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2016	$187,550	$13,221
2017	206,305	-
2018	146,410	-
Total minimum lease payments	$540,265	$(13,221)

Guarantee provided by The RHL Group

On May 6, 2011, The RHL Group agreed to guarantee up to $250,000 in payments to a vendor for future services to be rendered. In consideration of this guarantee, The RHL Group received (i) a warrant to purchase 125,000 shares of our common stock, at an exercise price of $0.023 per share, which was the closing price of our common stock on the date of the transaction, and (ii) 25,000 shares of our common stock priced as of the same date. In the event that The RHL Group has to perform on this guarantee, interest on any outstanding balance paid to the vendor by The RHL Group will be added to the balance of the Tenth Amended Note or any subsequent renewals. Additionally, any balances due to this vendor at any given time will reduce the amount available under the Tenth Amended Note or any subsequent renewals. The warrants and shares were issued on November 11, 2011 to The RHL Group.

On May 20, 2015, the Company and The RHL Group entered into a Tenth Amended and Restated Promissory Note, effective as of May 20, 2015. The Amended Note amends and restates that certain Ninth Amended Note entered into between the foregoing parties, effective July 10, 2014 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) extending the maturity date to April 29, 2016. In connection with the Tenth Amended Note, we issued The RHL Group warrants to purchase 352,928 shares of our common stock at $0.015 per share on May 20, 2015. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

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

Our entry into the Cooperation Agreement described above constituted the creation of a direct financial obligation as described above. As of December 31, 2015, we have not incurred obligations to fund the joint venture nor has there been any activity to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Report of Independent Registered Public Accounting Firm" (Rose, Snyder & Jacobs LLP), the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" appearing on pages F-2 to F-20 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. The matters involving internal control over financial reporting that our management considered deficient, under the standards of the Public Company Accounting Oversight Board, were segregation of duties due to the size of our Company, and the recording of transactions and the custody of assets due to our limited day-to-day resources in the accounting and financial reporting functions. Management believes that the disclosures set forth above did not have an effect on our financial results, however, if not addressed could result in a material misstatement in our financial statements in future periods.

In light of that possibility, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Due to our size and nature, segregation of all conflicting duties may not always be possible. However, to the extent reasonably possible, the initiation of transactions, the custody of assets and the recording of transactions are ultimately reviewed by multiple individuals so that to the best of management's knowledge, they are correct.

Because of inherent limitations, internal control over financial reporting may not detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, notwithstanding the number of employees in the Company, we take all reasonable efforts to insure we have designed and continue to design into the process safeguards to reduce, though not necessarily eliminate, this risk.

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure(s). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls as described below. However, our Chief Executive Officer and Chief Financial Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management's Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2015. The matters involving internal control over financial reporting that our management considered deficient, under the standards of the Public Company Accounting Oversight Board were segregation of duties due to the size of our Company, and the recording of transactions and the custody of assets due to our limited day-to-day resources in the accounting and financial reporting functions.

Management believes that the disclosures set forth above did not have an effect on our financial results, however if not addressed could result in a material misstatement in our financial statements in future periods.

Due to the Company's limited resources and limited number of employees, management concluded that our internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Management's Remediation Initiatives

In an effort to remediate any future material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures: a) we will increase our technical accounting expertise within the accounting function; b) we intend on taking additional measures to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions, and (iii) the custody of assets; and c) we will focus on improving our financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting future misstatements of accounting information.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information sets forth for each member of our Board of Directors (the "Board") such person's age as of April 14, 2016, such person's principal occupation, employment and business experience, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director of the Company. There are no family relationships among our executive officers and directors.

Our Board of Directors is divided into three classes, with each class serving a staggered three-year term. Our current directors and corresponding terms are as follows:

Director	Class	Expiration of Term	Director Term	Committee Membership
Robert H. Lorsch	Class II	2017 Annual Meeting	2005 to Present	Audit and Executive Committee
Titus Day	Class I	2016 Annual Meeting	2015 to Present	Audit and Nomination and Corporate Governance Committee
Ivor Royston	Class II	2017 Annual Meeting	2013 to Present	Executive Committee
Mike Finley	Class III	2018 Annual Meeting	2011 to Present	Audit, Compensation and Nomination and Corporate Governance Committee
Bernard Stolar	Class III	2018 Annual Meeting	2005 to Present	Audit, Compensation and Executive Committee

In 2015, Douglas H. Helm resigned from the Board on March 17, 2015, and Jack Zwissig resigned from the Board on May 11, 2015. Titus Day joined the Company's Board of Directors on May 11, 2015.

The following table lists the names and ages as of April 14, 2016, and positions of the individuals who serve as our directors and executive officers:

Name	Age	Principal Occupation
Robert H. Lorsch	66	Chief Executive Officer of MMRGlobal, Inc.
Titus Day	43	Managing Director - 6 Degrees Group
Mike Finley	55	Vice President, Global Carrier and Distribution Business Development of Qualcomm
Bernard Stolar	69	Acting Chief Financial Officer of MMRGlobal, Inc. Consultant to the video games industry and a marketing and strategic planning advisor for our wholly-owned subsidiary, MMR.
Ivor Royston	71	Founding Managing Member of Forward Ventures

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

Mr. Lorsch's current philanthropic activities include serving as a member of the Board of Governors for Cedars-Sinai Medical Center, and, since 1998, as a member of the Board of Directors and Executive Committee of D.A.R.E. America. In 2011 and 2014, he with his wife Kira served as Co-Chairs of The Thalians annual fundraising galas benefiting the mental health and wellness programs for America's wounded military and their families served by UCLA Health System's Operation Mend. Mr. Lorsch has received numerous honors and awards, including D.A.R.E. America's "Future of America Award," the Muscular Dystrophy Association's "Humanitarian of the Year Award," and the Starlight Children's Foundation's "Golden Wish Award." Mr. Lorsch was also awarded the Private Sector Initiatives Citation, or C-Flag, from the White House during the Reagan Administration for his commitment to raising millions of dollars for financing state and local earthquake preparedness education. Mr. Lorsch continues to serve as Chairman of the Board of MMR and acts as its Chief Executive Officer.

We believe that Mr. Lorsch's qualifications to continue to serve on our Board of Directors include his 40 years of experience as the chief executive officer of numerous companies he founded, his knowledge of business management, his experience as a member of numerous organizational committees, and his position as our current Chief Executive Officer.

Titus Day, Director. Mr. Day is Managing Director of 6 Degrees Group (http://www.6degreesmanagement.com.au/), a company based in Sydney, Australia which he founded in 2009 to offer exclusive services and expertise to its clients in the fields of television, radio, print, media, music, sports, licensing, publishing and crisis management. Mr. Day also acts as an agent for MMR by assisting the Company in its licensing efforts in Australia. For over 20 years, he has worked as a talent manager, agent and commercial lawyer both in Australia and the United States. His experience includes working with some of Australia's best known names and personalities as a Client Management Executive at 22 Management. He also worked as in-house Legal Counsel at IMG, a global leader in sports and media operating in over 25 countries, and at Atlantic Talent Management in Los Angeles. In addition to being a director of 6 Degrees Management Pty. Ltd., Mr. Day serves as a director of Nexdius Pty. Ltd., and is a director of The Sebastian Foundation, a charitable organization based in Sydney. Titus Day received his Bachelor of Laws from the University of Sydney Australia (LPAB) and was admitted as a Legal Practitioner by the Supreme Court of New South Wales on December 14, 2001. He has worked as a solicitor in commercial practice as well as a booking agent at TPA.

We believe that Mr. Day's qualifications to continue to serve on our Board of Directors include his knowledge of marketing and management, and his international business background.

Mike Finley, Director. Mr. Finley is a respected leader in the telecommunications industry long-recognized for creating and growing businesses. He currently serves as President, North America for Qualcomm, having previously served as Vice President, Global Carrier and Distribution Business Development for Qualcomm. Previously, he was President of the West Region for Sprint Nextel from 2006 to 2008 and a Senior Vice President of Sprint Corporation. He joined Nextel in 2002 as Area Vice President of Southern California and was promoted following the Sprint Nextel merger to Senior Vice President of General Business for the U.S. Prior to joining Nextel, Mr. Finley was a Senior Vice President of Wingcast, a joint venture between Ford Motor Company and Qualcomm which developed telematic products for Ford vehicles. From 1993 to 2001, Mr. Finley served as President of Verizon Wireless in Southern California, Vice President and General Manager in Sacramento and was Vice President of Sales in Ohio for Airtouch Cellular.  Prior to joining Airtouch, he held positions with Cellular One and McCaw Cellular. He began his career in communications in 1985 as a co-founder of Celluland, a national franchise which created an alternative distribution approach in advance of consumer marketing of wireless products. Mr. Finley is a graduate of Creighton University with a BSBA in Marketing and the General Manager Program in Executive Education at Harvard Business School. He currently serves as a Board Member of the Los Angeles Sports and Entertainment Commission, Member of the Region 1 Homeland Security Advisory Council, and Member of the Creighton University Hall of Fame.  Mr. Finley also served as a Member of the Board of Advisors of the Company, which he vacated upon joining the Company's Board of Directors.

We believe that Mr. Finley's qualifications to continue to serve on our Board of Directors include his vast expertise in the telecommunications industry with specific marketing expertise in the mobile technology sector and his experience in senior management positions at large corporations.

Bernard Stolar, Director. Mr. Stolar currently serves on the Board of Directors of Worlds.com, a Public Company, as a consultant to the video games industry, and as Chief Operating Officer of Smart Toy and Technology Developer Elemental Path. He also serves as Acting Chief Financial Officer of MMRGlobal, Inc. and is a marketing and strategic planning advisor for the company's wholly-owned subsidiary, MyMedicalRecords, Inc. From February 2007 to September 2008, Mr. Stolar served as Games Industry Evangelist for Google, Inc., where his responsibilities included building in-game advertising. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, from January 2002 to November 2002, Mr. Stolar was President and Chief Operating Officer of BAM! Entertainment, where he helped transform the company from a content provider for hand-held electronics into a developer and marketer of interactive entertainment for next generation video game consoles. From January 2000 until the division was sold in April 2001, Mr. Stolar served as President of Mattel Interactive, where he was responsible for all of Mattel's software, on-line and computer-enhanced toys. Mr. Stolar also served as President and Chief Operating Officer of Sega of America, Inc. from June 1996 to October 1999 and as an Executive Vice President with Sony Computer Entertainment of America from 1994 to June 1996.

We believe that Mr. Stolar's qualifications to continue to serve on our Board of Directors include his marketing and strategic planning experience, his experience as chairman of the board of Adscape Media, and his experience as president and chief operating officer of various companies.

Ivor Royston, M.D., Director. Dr. Royston is a Founding Managing Member of Forward Ventures. From 1990-2000, he served as the founding President and CEO of the non-profit Sidney Kimmel Cancer Center. From 1978 to 1990, he was on the faculty of the medical school and cancer center at the University of California, San Diego. In 1978, Dr. Royston was a co- founder of Hybritech, Inc., San Diego's first biotechnology company; and in 1986, he co-founded IDEC Corporation, which merged with Biogen to form Biogen Idec. Dr. Royston currently serves on the boards of directors of HemaQuest Pharmaceuticals, Inc., Biocept, Inc., and Syndax Pharmaceuticals, Inc. He formerly served on the board of directors of LigoCyte Pharmaceuticals, Inc. before its acquisition last year by Takeda Pharmaceutical Company Limited. Dr. Royston has been instrumental in the formation, financing, and development of numerous biotechnology companies, including: Applied Molecular Evolution (acquired by Eli Lilly); Corixa (acquired by GlaxoSmithKline); Dynavax; Morphotek (acquired by Eisai); Sequana Therapeutics (acquired by Celera); TargeGen (acquired by Sanofi); and Triangle Pharmaceuticals (acquired by Gilead). Dr. Royston received his B.A. (1967) and M.D. (1970) degrees from Johns Hopkins University and completed post-doctoral training in internal medicine and medical oncology at Stanford University. In 1997, President Clinton appointed Dr. Royston to a six-year term on the National Cancer Advisory Board.  In 2006, Dr. Royston was inducted into the San Diego Entrepreneur Hall of Fame.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of Section 16(a) forms reports furnished to us during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been complied with.

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

As of the date hereof, the members of the Audit Committee are Messrs. Finley, Lorsch, Day and Stolar.. The Audit Committee has adopted a written charter that is available to stockholders from the "Investor Relations" page on our website at www.mmrglobal.com.

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

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth certain information with respect to the compensation paid to our non-employee directors for the following fiscal years:

		Fees		Option	Stock	Other
Name	Year	Earned (1)		Grant (2)	Grant (2)	Compensation (3)		Totals

Titus Day (*)	2015	$5,500	(4)	$-	$-	$-		$5,500
	2014	$-	(4)	$-	$-	$-		$-

Mike Finley	2015	$16,500	(5)	$-	$-	$-		$16,500
	2014	$16,000	(5)	$-	$-	$-		$16,000

Douglas Helm (**)	2015	$3,833	(6)	$-	$-	$-		$3,833
	2014	$21,000	(6)	$-	$-	$6,200	(7)	$27,200

Ivor Royston	2015	$16,500	(8)	$-	$-	$-		$16,500
	2014	$16,500	(8)	$-	$-	$-		$16,500

Bernard Stolar	2015	$22,100	(9)	$-	$-	$50,000	(9)	$72,100
	2014	$22,500	(9)	$-	$-	$50,000	(9)	$72,500

Jack Zwissig (**)	2015	$5,500	(10)	$-	$-	$-		$5,500
	2014	$19,000	(10)	$-	$-	$-		$19,000

1.

Amounts represented director fees earned for the respective years 2015 and 2014. Unpaid balances are reflected as a component of related party payables in the consolidated balance sheet as of December 31, 2015.

2.

Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

3.	Other compensation represents additional fees earned by each respective director for consulting services performed.
4.	Mr. Day earned $5,500 and $ 0 respectively for 2015 and 2014. These amounts remained unpaid as of 12/31/2015.
5.	Mr. Finley earned $16,500 and $16,000 respectively for 2015 and 2014. These amounts remained unpaid as of 12/31/2015.
6.	Mr. Helm earned $3,833 and $21,000 respectively for 2015 and 2014. These amounts remained unpaid as of 12/31/2015.
7.	Mr. Helm earned $6,200 in consulting fees during 2014. This amount remained unpaid as of 12/31/2015.
8.	Mr. Royston earned $16,500 and $16,500 respectively for 2015 and 2014. $12,000 of these amounts remained unpaid as of 12/31/2015.
9.	Mr. Stolar earned $22,100 and $22,500 respectively for 2015 and 2014 and $50,000 per year in consulting fees. These amounts remained unpaid as of 12/31/2015.
10.	Mr. Zwissig earned $5,500 and $19,000 respectively for 2015 and 2014. Of These amounts, $5,500 and $17,000 remained unpaid as of 12/31/2015.
(*)	Titus Day joined the Company's Board of Directors on May 11, 2015.
(**)	Mr. Douglas Helm resigned from the Board on March 17, 2015, and Mr. Jack Zwissig resigned from the Board on May 11, 2015.

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned by each "named executive officer" of MMR for the past two fiscal years, determined on the basis of rules adopted by the SEC relating to "smaller reporting companies."

Name	Year	Salary		Bonus	Stock Award (1)	Stock Award (1)	All Other Compensation		Totals

Robert Lorsch	2015	$260,400	(2)	$-	$-	$-	$36,000	(3)	$296,400
Chief Executive Officer	2014	$248,000	(2)	$-	$-	$-	$68,461	(3)	$316,461
Ingrid Safranek	2015	$217,000	(4)	$-	$-	$-	$-		$217,000
Chief Financial Officer (*)	2014	$206,667	(5)	$-	$-	$-	$-		$206,667

1.

Option and stock awards above are disclosed at their aggregate grant date fair values as calculated under FASB ASC 718 (formerly SFAS 123(R)). Assumptions made for the purpose of computing these amounts are discussed in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

2.	Mr. Lorsch earned $260,400 in salary during 2015 and $248,000 during 2014. As of December 31, 2015, $251,400 and $182,744 respectively remained unpaid.
3.

During the year ended December 31, 2015, Other Compensation to Mr. Lorsch included $36,000 of auto allowance. During the year ended December 31, 2014, Other Compensation to Mr. Lorsch included $36,000 of auto allowance and $32,461 paid by the Company on behalf of Mr. Lorsch for a life insurance policy under which MMR was a 50% beneficiary. As of December 31, 2015, $36,000 and $27,154 of the Auto Allowance portion remained unpaid.

4.

During 2015, Ms. Safranek earned $217,000 in salary per her employment agreement with the Company. Of that amount, $23,820 was paid in cash during the year, and $193,180 remained unpaid as of December 31, 2015, which is included in deferred salaries.

5.

During 2014, Ms. Safranek earned $206,667 in salary per her employment agreement with the Company. Of that amount, $115,833 was paid in cash during the year, and $90,834 remained unpaid as of December 31, 2015, which is included in deferred salaries.

*

On July 27, 2015, Ms. Safranek submitted her resignation to the Board of Directors. The resignation became effective immediately. In recognition of her six years of service to our company, the Board of Directors determined by unanimous written consent on July 27, 2015 that, notwithstanding Ms. Safranek's voluntary resignation, the Company agreed to accrue the remaining balance due through December 31, 2015 pursuant to the terms of her existing employment agreement which is on file with the SEC.

Employment Agreements

Through the end of 2015 the Company had employment agreements with its Chairman, President and Chief Executive Officer, Robert H. Lorsch, and its Vice President of Finance and Chief Financial Officer, Ingrid Safranek. Ms. Safranek's employment agreement expired at the end of 2015. Under each employment agreement, the executive officer(s) receives a base salary, subject to annual increases as determined by the Board of Directors and certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors.

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

On December 28, 2011, the Board of Directors agreed to renew Mr. Lorsch's employment agreement effective January 1, 2012 for an additional three year term ending on December 31, 2014. The term of the Renewal expired on December 31, 2014, but may be extended automatically for successive additional one-year periods at the expiration of the then-current term unless written notice of non-extension is provided to Mr. Lorsch with at least 90 days prior notice to the expiration of such term. A notice of non-extension was not provided to Mr. Lorsch pursuant to the terms of his employment agreement and as such the agreement automatically renewed through the end of 2016. On May 13, 2013, the Board of Directors approved a salary increase for Mr. Lorsch to $20,000 per month effective May 16, 2013. In addition, on December 31, 2013, the Board of Directors agreed to extend Mr. Lorsch's employment term to December 31, 2015 under the same terms. Mr. Lorsch's current annual base salary will remain unchanged, and authorized a one-time catch up accrual for the minimum 5% annual increase as called under the agreement which had not been previously booked, with the understanding that, as in the past, portions of the payments could be deferred into future periods. Mr. Lorsch may terminate the agreement upon 30 days written notice without reason or for good reason (as defined in the agreements) if we fail to cure acts or omissions constituting good reason within 30 days. If Mr. Lorsch's employment is terminated by us for cause or voluntarily by Mr. Lorsch without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lorsch's employment is terminated by us without cause or voluntarily by Mr. Lorsch for good reason, Mr. Lorsch will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lorsch. In the event of his disability, Mr. Lorsch would be entitled to receive compensation equal to 60% of his base salary as then in effect. Mr. Lorsch's employment agreement includes provisions that prohibit Mr. Lorsch from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

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

The current term of Ms. Safranek's employment agreement was effective until December 31, 2015 and automatically renewed for successive 12 month periods unless terminated at least 30 days prior to the end of the term. On July 27, 2015, Ms. Safranek submitted her resignation to the Board of Directors. The resignation became effective immediately. In recognition of her six years of service to our company, the Board of Directors determined by unanimous written consent on July 27, 2015 that, notwithstanding Ms. Safranek's voluntary resignation, the Company agreed to accrue the remaining balance due through December 31, 2015 pursuant to the terms of her existing employment agreement which is on file with the SEC. Ms. Safranek's employment agreement includes provisions that prohibit her from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all outstanding equity awards held by our named executive officers as of December 31, 2015.

	Option/Warrant Awards
	Number of Securities Underlying Unexercised Options/Warrant Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option/Warrant (#)	Option/Warrant Exercise Price ($)	Option/Warrant Expiration Date

Robert Lorsch	2,836,000	-	$0.1595 - $0.625	8/6/2019,
Chief Executive Officer				1/27/2020,
				4/6/2017,
				& 4/6/2022
Ingrid Safranek	2,836,000	-	$0.30 - $0.90	1/21/2020,
Chief Financial Officer(*)				6/15/2020,
				1/3/2021,
				& 4/6/2022

(*)

On July 27, 2015, Ms. Safranek submitted her resignation to the Board of Directors. The resignation became effective immediately. In recognition of her six years of service to our company, the Board of Directors determined by unanimous written consent on July 27, 2015 that, notwithstanding Ms. Safranek's voluntary resignation, the Company agreed to accrue the remaining balance due through December 31, 2015 pursuant to the terms of her existing employment agreement which is on file with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2016, as to shares of our common stock beneficially owned by: (1) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock; (2) each of our named executive officers listed in the summary compensation table; (3) each of our directors; and (4) all of our named executive officers and directors as a group.

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

Shares of common stock subject to options, warrants and convertible notes exercisable or convertible within 60 days from March 31, 2016 are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the ownership percentage of any other person.

	Number of Shares of Common
Name and Address of Beneficial Owner (1)	Stock Beneficially Owned (2)	Percentage
Directors and Named Executive Officers
Robert H Lorsch (3)(4)(5)	54,274,135	21.8%
Titus Day	5,085,995	2.3%
Mike Finley	3,895,000	1.7%
Ivor Royston	3,672,114	1.6%
Bernie Stolar	6,415,581	2.9%
Ingrid Safranek (*)	2,575,000	1.2%

All Executive Officers and Directors as a group	75,917,825	31.5%
(6 People)

5% Stockholders
RHL Group (3)(5)	39,574,383	16.7%
Robert H Lorsch (3)(4)	14,699,752	6.3%
David Loftus	11,649,466	5.2%
Sherry Hackett	17,657,677	7.9%

(1)	The business address of each director and executive officer listed is c/o MMRGlobal, Inc., 4401 Wilshire Blvd., Suite 200, Los Angeles, CA 90010.
(2)

This table is based upon information supplied by officers, directors, principal stockholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 221,593,227 shares of common stock outstanding as of March 31, 2016. Shares of common stock subject to options, warrants and convertible notes exercisable or convertible within 60 days after March 31, 2016, are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)

Consists of (i) 1,863,752 shares of common stock held directly by Mr. Lorsch, (ii) 24,690,979 shares of common stock held directly by The RHL Group, which is wholly owned and controlled by Mr. Lorsch, and Mr. Lorsch also has voting and/or investment power over such shares, (iii) fully vested warrants and/or options held by The RHL Group to purchase 14,883,404 shares of common stock, and (iv) fully vested warrants and/or options held by Mr. Lorsch to purchase 12,836,000 shares of common stock.

(*)

On July 27, 2015, Ms. Safranek submitted her resignation to the Board of Directors. The resignation became effective immediately. In recognition of her six years of service to our company, the Board of Directors determined by unanimous written consent on July 27, 2015 that, notwithstanding Ms. Safranek's voluntary resignation, the Company agreed to accrue the remaining balance due through December 31, 2015 pursuant to the terms of her existing employment agreement which is on file with the SEC.

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

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 21.8% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Tenth Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

On March 28, 2016, the Board approved the issuance of the following securities, which shall be issued no later than April 19, 2016:

  5-year Stock Options totaling 14,000,000 shares of Common Stock at $0.02 per share to our Directors (10,000,000 to Robert H. Lorsch, and 1,000,000 to each of the other directors.
  An option for the RHL Group to convert up to $100,000 of principal on the Amended and Restated Note into 5,000,000 shares of Common Stock at a price of $0.02 per share in addition to any conversion rights in the existing note.

We incurred $50,000 each year during the years ended December 31, 2015 and 2014, toward marketing consulting services from Bernard Stolar, a director. We included $206,272 and $174,273 in related party payables as of December 31, 2015, and 2014, respectively, in connection with these services.We contract with two significant vendors for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MMRPro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. These vendors are also stockholders. For the year ended December 31, 2015 and 2014, the total expenses relating to these stockholders amounted to $224,876 and 195,964, respectively. In addition, we capitalized $107,050 of software development costs for the year ended December 31, 2015. As of December 31, 2015 and 2014, the total amounts due to the stockholder and included in related party payables amounted to $130,000 and $10,000, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. Under the Agreement the Company acquired the rights to license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 555,556 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for the years ended December 31, 2014 and 2013 was $50,000 per year. In addition, we incurred a total of $0 and $15,020 during the years ended December 31, 2014 and 2013, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at December 31, 2014 and December 31, 2013 of $64,615 and $64,615, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $0 and $ 0 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2015 and 2014, respectively. On July 19, 2012, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed an Amendment to the Agreement dated September 15, 2009 to provide licensor a non- exclusive right to target, market and exploit the Employee Benefits market.

On October 19, 2015 Mr. Loftus Converted the Promissory Notes into 5,588,651 shares of the Company's Common Stock.

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

Director Independence

Our Board of Directors has determined that each of the following directors would be deemed "independent" under applicable NASDAQ Stock Market LLC rules: Messrs. Day, Finley, and Royston. These persons represent a majority of our Board of Directors. Mr. Lorsch, the Chairman of our Board of Directors and our Chief Executive Officer, and Bernard Stolar in his capacity as Acting Chief Financial Officer, would not be deemed independent. Messrs. Stolar and Finley are members of our Compensation Committee and Mr. Finley is the Chairman of our Compensation Committee. Messrs. Day and Finley are members of our Nominating and Corporate Governance Committee. Messrs. Stolar, Day, Finley and Lorsch are members of our Audit Committee, but would not be deemed to be independent under the more stringent independence requirements for Audit Committee members set forth in NASDAQ Listing Rule 5605(2). Mr. Stolar is Chairman of the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed for the fiscal years ended December 31, 2015 and 2014 by Rose, Snyder & Jacobs. Rose, Snyder & Jacobs performed the audit of our financial statements for the year ended December 31, 2015. All fees described below were approved by the Audit Committee pursuant to our pre-approval policy also discussed below.

	Fiscal Years Ended
	2015	2014
Audit Fees	$60,000	$82,000
Audit Related Fees	-	-
Total Fees	$60,000	$82,000

Audit Fees include the audit of the Company's annual financial statements presented in the Company's Annual Reports on Form 10-K, reviews of interim financial statements presented in the Company's Quarterly Reports on Form 10-Q and accounting, reporting and disclosure consultations related to those audits and fees related to consents and reports in connection with regulatory filings.

Audit Related Fees included review and consent of shelf registration statements and related updates.

The Company's Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Rose, Snyder & Jacobs, and has concluded that the provision of such services to the degree utilized is compatible with maintaining the independence of the Company's registered public accounting firm. All services provided by Rose, Snyder & Jacobs in 2015 and 2014 were pre-approved by the Audit Committee after review of each of the services proposed for approval.

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof and incorporating by reference pages F-1 through F-20 hereto.

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
3.7

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as amended, dated as of June 22, 2012. (incorporated by reference to Exhibit 3.7 of the registrant's annual report on Form 10-K for the year ended December 31, 2012)

3.8

Certificate of Amendment of Certificate of Incorporation of MyMedicalRecords, Inc., dated as of February 19, 2015. (incorporated by reference to Exhibit 3.8 of the registrant's annual report on Form 10-K for the year ended December 31, 2014)

3.9

Certificate of Amendment of Amended and Restated Certificate of Incorporation of MMRGlobal, Inc., dated as of January 29, 2016 (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed on February 8, 2016).

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

10.56

Tenth Amended and Restated Secured Promissory Note dated May 20, 2015 by and between MMR and the RHL Group, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 10-Q filed on August 14, 2015).

16.1	Letter re: Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 of the registrant's current report on Form 8-K/A filed on January 5, 2010)
21.1	* Schedule of Subsidiaries
23.1	* Consent of Rose, Snyder & Jacobs LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature pages hereof)

31.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS		* XBRL Instance Document
101.SCH		* XBRL Taxonomy Extension Schema Document
101.CAL		* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		* XBRL Taxonomy Extension Label Linkbase Document
101.PRE		* XBRL Taxonomy Extension Presentation Linkbase Document

	+	The Company has requested confidential treatment with respect to portions of this exhibit.
	*	Filed herewith.
	**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 14th day of April, 2016.

MMRGLOBAL, INC.

By: /s/ Robert H. Lorsch
Name: Robert H. Lorsch
Title: Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Lorsch and Bernard Stolar, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert H. Lorsch Robert H. Lorsch	Chairman, President and Chief Executive Officer	April 14, 2016

/s/ Bernard Stolar Bernard Stolar	Director, Acting Chief Financial Officer (principal financial and accounting officer)	April 14, 2016

/s/ Mike Finley.	Director	April 14, 2016
Mike Finley

/s/ Bernard Stolar	Director	April 14, 2016
Bernard Stolar

/s/ Titus Day	Director	April 14, 2016
Titus Day

/s/ Ivor Royston	Director	April 14, 2016
Ivor Royston

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MMRGlobal, Inc.

We have audited the accompanying consolidated balance sheets of MMRGlobal, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MMRGlobal, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended December 31, 2015 and 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

April 14, 2016

MMRGLOBAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$-	$309,393
Accounts receivable, less allowances of $215,483 and $173,591 in 2015 and 2014, Respectively	27,934	47,718
Inventory	-	13,537
Prepaid expenses and other current assets	-	162,184
Total current assets	27,934	532,832

Property and equipment, net	19,071	32,118
Intangible assets, net of accumulated amortization of $38,567 and $1,141,121 respectively	669,603	1,790,622
Total assets	$716,608	$2,355,572

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$1,002,428	$753,704
Related party payables	1,351,083	952,835
Compensation payable	727,509	491,109
Severance liability	620,613	620,613
Accounts payable and accrued expenses	4,420,585	4,668,960
Deferred revenue	-	51,312
Convertible notes payable	323,749	932,047
Notes payable, current portion	369,413	360,343
Notes payable, related party	91,561	253,664
Capital leases payable, current portion	13,221	13,221
Total current liabilities	8,920,162	9,097,808

Total liabilities	8,920,162	9,097,808

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 211,851,177 and 154,883,548 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,059,050	774,211
Additional paid-in capital	57,687,270	56,437,812
Accumulated deficit	(66,949,874)	(63,954,259)
Total stockholders' deficit	(8,203,554)	(6,742,236)
Total liabilities and stockholders' deficit	$716,608	$2,355,572

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2015	2014

Revenues
Subscriber	$100,719	$134,984
MMRPro	47,259	44,547
License fees	34,480	2,392,538
Other income	8,917	7,500
Total revenues	191,375	2,579,569
Cost of revenues	232,685	378,342
Gross (loss) profit	(41,310)	2,201,227
General and administrative expenses	2,931,559	4,238,320
Sales and marketing expenses	564,001	1,305,901
Technology development	-	76,247
Loss from operations	(3,536,870)	(3,419,241)
Other income	781,126	1,672,820
Interest and other finance charges, net	(239,871)	(433,791)
Net loss	$(2,995,615)	$(2,180,212)
Net loss available to common shareholders per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	175,846,916	148,120,906

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2013	-	$-	136,873,492	$684,536	$53,215,960	$(61,774,047)	$(7,873,551)

Shares issued for services or reduction to liabilities	-	-	3,708,506	18,542	585,853	-	604,395
Convertible debt conversions and warrants exercises	-	-	3,073,896	15,369	324,631	-	340,000
Shares issued for financing activities	-	-	10,627,654	53,138	1,367,108	-	1,420,246
Stock based compensation	-	-	(100,000)	(500)	621,632	-	621,132
Warrant exercises (cash)	-	-	300,000	1,500	40,500	-	42,000
Warrants issued for services	-	-	-	-	159,169	-	159,169
Creation of note discount	-	-	400,000	1,626	122,959	-	124,585
Net loss	-	-	-	-	-	(2,180,212)	(2,180,212)

Balance as of December 31, 2014	-	-	154,883,548	774,211	56,437,812	(63,954,259)	(6,742,236)

Shares issued for services or reduction to liabilities	-	-	25,557,562	127,788	272,156	-	399,944
Convertible debt conversions	-	-	27,812,768	139,064	884,543	-	1,023,607
Shares issued for financing activities	-	-	3,597,299	17,987	43,790	-	61,777
Stock-based compensation	-	-	-	-	22,426	-	22,426
Warrants issued for services	-	-	-	-	26,543	-	26,543
Net loss	-	-	-	-	-	(2,995,615)	(2,995,615)

Balance as of December 31, 2015	-	$-	211,851,177	$1,059,050	$57,687,270	$(66,949,874)	$(8,203,554)

The accompanying notes are an integral part of these consolidated financial statements

MMRGLOBAL, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS

	Twelve Months Ended December 31,
	2015	2014

Operating activities:
Net loss	$(2,995,615)	$(2,180,212)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	267,378	302,762
Gain on write-off of liabilities	(721,461)	(1,672,820)
Non-cash writedown of assets	1,054,449	152,738
Allowance for doubtful accounts	-	69,784
Bad debt expense	41,892	-
Warrants issued for services	26,543	159,169
Stock-based compensation	22,426	621,132
Common stock issued for services	38,200	296,422
Amortization of loan discount	78,560	214,953
Subtotal - Non-cash adjustments	807,987	144,140
Effect of changes in:
Accounts receivable	(22,108)	28,796
Inventory	-	(13,537)
Prepaid expenses and other current assets	162,184	(7,547)
Accounts payable and accrued expenses	640,774	1,162,790
Related party payables	398,248	121,938
Compensation payable	236,400	89,030
Deferred revenue	(51,312)	(9,899)
Subtotal - net change in operating assets & liabilities	1,364,186	1,371,571
Net cash used in operating activities	(823,442)	(664,501)

Investing activities:
Purchase of property and equpment	(1,252)	(7,401)
Payments for filing of patents	-	(356,047)
Costs of continuing MMRPro and website development	-	(52,485)
Net cash used in investing activities	(1,252)	(415,933)

Financing activities:
Net proceeds from convertible notes	-	200,000
Proceeds from shares issued for financing activities	61,777	1,422,246
Net proceeds from warrant exercises	-	42,000
Proceeds from note payable	30,000	85,000
Payments of note payable	-	(50,000)
Proceeds on line of credit	423,524	-
Payments of line of credit	-	(316,141)
Payments of capital lease	-	(3,637)
Net cash provided by financing activities	515,301	1,379,468
Net increase (decrease) in cash	(309,393)	299,034
Cash, beginning of period	309,393	10,359
Cash, end of period	$-	$309,393

Supplemental disclosures of cash flow information:
Cash paid for interest	$137,254	$200,929
Cash paid for income taxes	$1,600	$1,457
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock	$1,023,607	$340,000
Cancellation of investment in equity securities	$-	$87,500
Shares issued for reduction of payables	$361,744	$296,422

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

Through our wholly-owned operating subsidiary MyMedicalRecords, Inc. ("MMR Inc."), we provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, serving consumers, healthcare professionals, employers, insurance companies, financial institutions, retailers, and professional organizations and affinity groups. Our PHR, marketed both directly via our website at www.mymedicalrecords.com at online retailers and as a private-label service, enables individuals and families to access their medical records and other important documents, such as birth certificates, passports, insurance policies and wills, anytime from anywhere using an Internet-connected device. The MyMedicalRecords PHR is built on proprietary, patented and patent-pending technologies to allow documents, images and voicemail messages to be transmitted and stored in the system using a variety of methods, including fax, phone, or file upload without relying on any specific electronic medical record platform to populate a user's account.

The Company's professional offering, MMRPro, is an end-to-end electronic document management and imaging system designed to give physicians' offices, community hospitals and surgery centers an easy and cost-effective solution to digitizing paper-based medical records and sharing them with patients in a timely manner through an integrated patient portal, MMRPatientView. The MMR Stimulus Program is offered with the MMRPro product offerings to help healthcare professionals recoup some or all of the cost of digital conversion of patient charts when they upgrade patients from the free MMRPatientView portal to a full-featured MyMedicalRecords PHR. In addition, in January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti-CD20 antibodies and data and samples from its FavId/Specifid vaccine clinical trials for the treatment of B-cell Non-Hodgkin's lymphoma.

Since 2005, MMR Inc. began filing for patent protection for its products and services. Through the most recent year, the Company had received thirteen U.S. health IT patents pertaining to Personal Health Records, patient portals and Electronic Health Records and numerous other patents issued, pending and applied for in other countries and territories of commercial interest. The Company believes these patents represent a foundational patent portfolio which could have significant ramifications to healthcare professionals and vendors of health IT products and services. As a result of the issuance of these patents, and certain requirements affecting the use of health IT products and services, the Company's business is evolving to include both an operating entity and a licensor of intellectual property.

On March 8, 2011, we formed a subsidiary, which we named MMR Life Sciences Group, Inc., exclusively to maximize the value of our biotech assets including the Company's anti-CD20 antibodies and related FavId vaccine technologies acquired by MyMedicalRecords, Inc. through the merger with Favrille. As of this date the assets have not been transferred to the subsidiary.

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

GOING CONCERN

As of December 31, 2015, the Company's current liabilities exceeded its current assets by $8.89 million. Furthermore, during the years ended December 31, 2015, and 2014, the Company incurred losses of $3.0 million and $2.18 million, respectively.

At December 31, 2015 and December 31, 2014, we had $0 and $309,393, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Tenth Amended and Restated Note effective May 20, 2015 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $1,942,693 at December 31, 2015 and a total Unpaid Balance (as defined in the Line of Credit) of $2,192,693, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due the RHL Group pursuant to the terms of the Tenth Amended and Restated Note and the Security Agreement. As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of December 31, 2015 are as follows: $1,002,428, which is included in the line of credit, related party; and $70,352 related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding this matter is to, amongst other things, continue to utilize our available line of credit with The RHL Group (see Note 3). At December 31, 2015, we had approximately $2.3 million remaining as available under The RHL Group line of credit. Additionally, we plan to continue selling additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base, sell MMRPro products, and continue licensing our intellectual property to obtain additional cash flow over the next twelve months. We cannot assure that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our available line of credit with The RHL Group or obtain suitable alternative debt or equity financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $0 and $309,393 as of December 31, 2015 and 2014, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015, and 2014, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(e) PROPERTY AND EQUIPMENT

We record property and equipment at cost. We record equipment under capital leases at the present value of the minimum lease payments. We calculate depreciation using the straight- line method, based upon the following estimated useful lives:

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

We account for domain names and patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. We capitalize patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. We amortize the patents when they are brought to the market or otherwise commercialized. We amortize identifiable intangible assets over their estimated useful lives as follows:

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

Our subscriber revenues consist of annual and monthly recurring retail subscriptions and usage-based fees, which are primarily paid in advance by credit card, and corporate accounts that are based on either an access-fee or actual number of users, and in each case billed in advance at the beginning of each month of service. We defer the portions of annual recurring subscription fees collected in advance and recognize them on a straight line basis over the subscription period. Deferred revenue was insignificant in 2015.

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

(j) ADVERTISING

We expense advertising costs as we incur them. Advertising expense for the years ended December 31, 2015 and 2014 was $1,454 and $23,884, respectively.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. We valued grants of warrants during the years ended December 31, 2015 and 2014 using the following assumptions.

	December 31, 2015	December 31, 2014

Expected life in years	0 - 5 Years	0 - 5 Years
Stock price volatility	431.32% - 435.13%	144.64% - 171.22%
Risk free interest rate	0.14% - 1.10%	0.10% - 1.64%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

We excluded all potential common shares from the computation of diluted net loss per common share for the years ended December 31, 2015 and 2014 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 20,272,887 and 38,393,068 shares as of December 31, 2015 and 2014, respectively.

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

(n) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 changes to the disclosure of uncertainties about an entity's ability to continue as a going concern. These changes require an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, (iii) management's plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management's plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity's ability to continue as a going concern. These changes become effective for the Company for the 2017 annual period. Management is evaluating the impact of the adoption of these changes will have on the consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of 2016. We do not expect this guidance to have a material impact to our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include - the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the first quarter of fiscal 2018. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. RELATED PARTY NOTE PAYABLE

On May 20, 2015, we and The RHL Group entered into a Tenth Amended and Restated Promissory Note (the "Amended Note"), effective as of May 20, 2015. The Tenth Note amends and restates that certain Ninth Amended Note entered into between the foregoing parties, effective July 10, 2014 (the "Existing Note" and together with its predecessor notes and the Amended Note, the "Credit Facility"), by: (i) extending the maturity date to April 29, 2016. In connection with the Tenth Amended Note, we issued The RHL Group warrants to purchase 352,928 shares of our common stock at $0.015 per share on May 20, 2015. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

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

The Tenth Amended Note had a current balance of $1.95 million at December 31, 2015. The components of the Tenth Amended Note and the related balance sheet presentation as of December 31, 2015 are as follows: $1.87 million, which is included in the line of credit, related party; and $0.07 million for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the twelve months ended December 31, 2015 and 2014 amounted to $142,337 and $134,523, respectively. The unpaid interest balances as of December 31, 2015 and December 31, 2014 were $62,492 and $30,160, respectively.

In conjunction with the Tenth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after June 30, 2015. Since we did not meet these covenants as of December 31, 2015, we received a waiver from The RHL Group until April 25, 2016.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include the following:

	December 31,	December 31,
	2015	2014
Prepaid consulting fees from issuance of common stock	$-	$125,625
Prepaid insurance	-	5,984
Prepaid trade shows	-	30,575

Total prepaid expenses and other current assets	$-	$162,184

5. PROPERTY AND EQUIPMENT

Property and equipment, at year end consisted of the following:

	December 31,	December 31,
	2015	2014
Furniture and fixtures	$5,295	$4,041
Computers and related equipment	137,465	137,465
	142,760	141,506

Less: Accumulated depreciation and amortization	(123,689)	(109,389)

	$19,071	$32,118

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $14,299 and $13,677, respectively, which is recorded in general and administrative expenses in the Consolidated Statement of Operations.

6. INTANGIBLE ASSETS

Intangible assets as of December 31, 2015 and 2014 consisted primarily of pattents, which are amortizable assets.

Amortization expense for the years ended December 31, 2015 and 2014 amounted to $253,078 and $289,085, respectively. Estimated amortization expense for each of the next five succeeding years is expected to be as follows:

Year Ending December 31,
2016	$109,528
2017	28,566
2018	26,703
2019	24,786
2020	24,787
Total	$214,370

During the year ended December 31, 2015, we performed an analysis of our intangible assets under FASB ASC 350-30 using discounted cash flows and we recorded a write down of our patents totaling $1,040,912. The charge is recorded as part of general & administrative expenses in the attached statement of operations.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
	December 31,	December 31,
	2015	2014
Legal and accounting fees	$2,721,983	$3,524,788
Accounts payable and accruals from Favrille Merger	309,791	309,791
Trade payables and consulting services	1,552,741	732,234
Accrued vacation	145,861	102,147

Total accounts payable and accrued expenses	$4,420,585	$4,668,960

8. INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended December 31,
	2015	2014
Federal statutory rate	-34.00%	-34.00%
State tax, net of federal benefit	-5.65%	-5.65%
Non-deductible items	0.84%	0.84%
Valuation allowance	38.81%	38.81%
Effective income tax rate	0.00%	0.00%

Significant components of deferred tax assets and (liabilities) are as follows:

	December 31,
	2015	2014
Net operating loss carryforwards	$20,124,072	$19,345,922
Depreciation and amortization	435,026	(55,855)
Share-based compensation	2,494,629	2,494,629
R&D tax credit	2,455,964	2,455,964
State tax and other	(1,597,575)	(1,509,212)
Deferred tax assets, net	23,912,116	22,731,448
Less: valuation allowance	(23,912,116)	(22,731,448)
	$-	$-

At December 31, 2015 and 2014, the Company had Federal and State net operating loss carry forwards available to offset future taxable income of $47,187,635 and $46,156,969. These carry forwards will begin to expire in the years ending December 31, 2027 and December 31, 2016, respectively. These net operating losses may be subject to various limitations on utilization based on ownership changes under Internal Revenue Code Section 382 as a result of the Merger, and the Company is in the process of evaluating the impact of this before any losses are used to offset future taxable income. The Company's net operating loss carry forwards are subject to examination until such time as the NOLs are used and the tax year is closed.

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

At December 31, 2015, based on available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. The Company has recorded a 100% valuation allowance.

The Company performed an analysis of its tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2015 and 2014.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations. The Company incurred $0 of interest and penalties during the years ended December 31, 2015 and 2014.

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

9. COMMITMENTS AND CONTINGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $8,250. Total rent expense for the years ended December 31, 2015 and 2014 were $113,299 and $150,720 respectively. Future minimum lease payments as of December 31, 2015, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2016	$187,550	$13,221
2017	206,305	-
2018	146,410	-
Total minimum lease payments	$540,265	$13,221

Guarantee provided by The RHL Group

On May 6, 2011, the RHL Group agreed to guarantee up to $250,000 in payments to a vendor for future services to be rendered. In consideration of this guarantee, the RHL Group received (i) a warrant to purchase 625,000 shares of our common stock, at an exercise price of $0.046 per share, which was the closing price of our common stock on the date of the transaction, and (ii) 125,000 shares of our common stock priced as of the same date. In the event that the RHL Group has to perform on this guarantee, interest on any outstanding balance paid to the vendor by the RHL Group will be added to the balance of the Tenth Amended Note or any subsequent renewals. Additionally, any balances due to this vendor at any given time will reduce the amount available under the Tenth Amended Note or any subsequent renewals. The warrants and shares were issued on November 11, 2011 to the RHL Group.

Employment Agreements

The Company has employment agreements with its Chairman, President and Chief Executive Officer, Robert H. Lorsch, its Vice President of Finance and Chief Financial Officer, Ingrid Safranek. Under each employment agreement, the executive officers receive a base salary, subject to annual increases as determined by the board of directors, certain benefits as set forth in the employment agreements, and an annual bonus at the discretion of the board of directors. Ms. Safranek's employment agreement expired at the end of 2015.

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

On December 28, 2011, the Board of Directors agreed to renew Mr. Lorsch's employment agreement effective January 1, 2012 for an additional three year term ending on December 31, 2014. The term of the Renewal expired on December 31, 2014, but may be extended automatically for successive additional one-year periods at the expiration of the then-current term unless written notice of non-extension is provided to Mr. Lorsch with at least 90 days prior notice to the expiration of such term. A notice of non-extension was not provided to Mr. Lorsch pursuant to the terms of his employment agreement and as such the agreement automatically renewed through the end of 2016. In addition, on December 31, 2013, the Board of Directors agreed to extend Mr. Lorsch's employment term to December 31, 2015 under the same terms. Mr. Lorsch's current annual base salary will remain unchanged, except for the minimum 5% annual increase as called under the agreement, with the understanding that, as in the past, portions of the payments could be deferred into future periods. Mr. Lorsch may terminate the agreement upon 30 days written notice without reason or for good reason (as defined in the agreements) if we fail to cure acts or omissions constituting good reason within 30 days. If Mr. Lorsch's employment is terminated by us for cause or voluntarily by Mr. Lorsch without good reason, he will not be entitled to receive any severance payments or benefits under the employment agreement. If Mr. Lorsch's employment is terminated by us without cause or voluntarily by Mr. Lorsch for good reason, Mr. Lorsch will be entitled to one year of salary at his then current rate of pay, including all monthly benefits, and the pro rata portion of the annual bonus otherwise due Mr. Lorsch. In the event of his disability, Mr. Lorsch would be entitled to receive compensation equal to 60% of his base salary as then in effect. Mr. Lorsch's employment agreement includes provisions that prohibit Mr. Lorsch from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

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

The current term of Ms. Safranek's employment agreement was effective until December 31, 2015 and automatically renewed for successive 12 month periods unless terminated at least 30 days prior to the end of the term. On July 27, 2015, Ms. Safranek submitted her resignation to the Board of Directors. The resignation became effective immediately. In recognition of her six years of service to our company, the Board of Directors determined by unanimous written consent on July 27, 2015 that, notwithstanding Ms. .Safranek's voluntary resignation, the Company will pay her the remaining balance due her through December 31, 2015 pursuant to the terms of her existing employment agreement which is on file with the SEC. Ms. Safranek's employment agreement includes provisions that prohibit her from disclosing our confidential information and trade secrets and competing with us during the term of his employment agreement or soliciting our employees for 12 months following termination of employment.

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under that Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MyMedicalRecords, Inc. an initial payment of $5 million payable on December 23, 2011, and additional payments of $5 million per year for five consecutive years. After unsuccessful attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract. At this time, MMR believes that SCM owes the Company $30 million plus interest, and on August 4, 2015, the Court granted MMR leave to amend its complaint to seek damages of $30 million (plus interest) from SCM since the end of 2011, and SCM filed an answer to MMR's amended complaint. On February 13, 2014, SCM filed a cross-complaint alleging claims for breach of that contract, among other things. On July 10, 2014, the court granted SCM's motion for summary adjudication on the claim for breach of contract in the complaint and its counterclaim for declaratory relief. On July 30, 2014, SCM filed its second amended cross-complaint, alleging substantially the same claims against the same parties. On December 5, 2014, the Court of Appeal issued an Alternative Writ of Mandate, finding the trial court erred in granting SCM's motion for summary adjudication. Pursuant to the Court of Appeal's Alternative Writ, on January 7, 2015, the trial court vacated its order granting SCM's motion for summary adjudication. On April 24, 2015, the trial court held a new hearing on that motion, and it entered an order denying SCM's motion in its entirety. The case is scheduled for trial on November 1, 2016.  MyMedicalRecords, Inc. will continue to pursue its claim and defenses, but the Company cannot predict the chances of either a favorable or unfavorable outcome, nor does the Company have sufficient information regarding its ability to collect any judgment MyMedicalRecords, Inc. may obtain.

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

The decisions handed down in the cases of Quest Diagnostics, WebMD and Jardogs LLC and Allscripts above did not affect MMR's portfolio of other patents, including U.S. Patent Nos.: 8,117,045 ("Method and System for Providing Online Medical Records"); 8,117,646 ("Method and System for Providing Online Records"); 8,121,855 ("Method and System for Providing Online Medical Records"); 8,321,240 ("Method and System for Providing Online Medical Records"); 8,352,287 ("Method for Proving a User with a Service for Accessing and Collecting Personal Health Records"); 8,352,288 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Records"); 8,626,532 ("Method for Providing a User with a Web-Based Service for Accessing and Collecting Health Records"); 8,645,161 ("Method and System for Providing Online Records"); 8,725,537 ("Method and System for Providing Online Records"); 8,768,725 ("Method and System for Providing Online Medical Records"); 8,775,212 ("Electronic Health Records in Clinical Trials"); as well as 12 foreign patents including two in Australia, three in Mexico, three in South Korea, with others in New Zealand, Singapore, Japan and Canada.

On April 2, 2015, the Company and Stradling Yocca Carlson & Rauth, P.C. ("SYCR"), were notified of the determination of an arbitrator in regards to disputes over amounts of monies due SYCR regarding prior services rendered. SYCR and the Company has previously agreed to a non-binding arbitration of the matter. The Company received an award in favor of SYCR in the amount of $285,000 which the Company disputes, notwithstanding, that it represents a reduction of SYCR's original $571,000 claim or $286,000 in favor of the Company. Since the arbitration award is non-binding the Company has filed an appeal of the remaining award. The Company cannot predict the chances of either a favorable or unfavorable outcome of the appeal.

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

10. STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of December 31, 2015, and 2014, there were no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2015, we are authorized to issue 1,250,000,000 shares of common stock.

On May 24, 2012, the Company filed a Form S-1 related to the offer and resale of up to 20,000,000 shares of our common stock by Granite. Granite agreed to purchase all 20,000,000 shares pursuant to the Investment Agreement, and an additional 200,000 shares were issued to Granite as partial consideration for the preparation of the documents for its investment in the Company. Subject to the terms and conditions of the Investment Agreement, the Company has the right to put up to $75 million in shares of our common stock to Granite. As of December 31, 2015, the amount available under the equity line facility was $0.

As of December 31, 2015, the total shares of our common stock issued and outstanding amounted to 211,851,177.

On February 2, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware effecting a five for one reverse stock split of the Company's common stock (the "Reverse Stock Split") which became effective in the marketplace on February 8, 2016. The number of shares and per share amounts have been retroactively restated to reflect this reverse stock split.

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

As of December 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was $9,106, which is expected to be recognized during 2016.

A summary of option activity for the years ended December 31, 2014 and 2015 is presented below. Options granted by MMR Inc. prior to the date of the Merger of January 27, 2009 have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2014	7,508,345	$0.50	5.08	$-
Granted	-	-
Exercised	-	-
Cancelled	(20,000)	$0.40
Outstanding at December 31, 2015	7,488,345	$0.50	3.62	$-

Vested and expected to vest
at December 31, 2015	7,488,345	$0.50	3.62	$-

Exercisable at December 31, 2015	7,368,345	$0.50	3.60	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date. Total stock option expenses recorded during the years ended December 31, 2015 and 2014 were $22,426 and $157,283, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2014, the Company modified the terms of certain stock options and warrants held by the Company's CEO and its board of directors to extend the expiration date between 3 and 12 months. The Company recognized $185,476 of incremental cost associated with this modification, which is recorded as a part of stock-based compensation.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.25 - 0.45	2,560,000	5.81	$0.35	2,420,000	5.81	$0.30
	$0.50 - 0.75	4,602,292	2.44	$0.55	4,602,292	2.44	$0.55
$	> 0.75	326,053	2.64	$0.90	326,053	2.64	$0.90
		7,488,345			7,348,345

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

On May 19, 2015, we granted the RHL Group, Inc. a warrant to purchase 352,928 shares of common stock in connection with the renewal of the line of credit through the Tenth Amended Note. This warrant has an exercise price of $0.015 per share, with an expiration date of May 19, 2020, and vests at commencement.

A summary of the activity of the Company's warrants for the year ended December 31, 2015 is presented below.

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2014	14,005,682	$0.30
Granted	352,928	0.02
Exercised	-	0.00
Cancelled	(2,930,000)	0.36
Outstanding at December 31, 2015	11,428,610	$0.30

Exercisable at December 31, 2015	10,470,960	$0.31

The following summarizes the total warrants outstanding and exercisable as of December 31, 2015.

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.02 - $0.30	8,182,798	1.92	$0.15	7,625,147	1.92	$0.20
$0.30 - $0.50	805,000	0.57	0.50	605,000	0.25	0.45
Greater $0.50	2,440,812	0.95	0.75	2,240,813	1.01	0.75

	11,428,610			10,470,960

Shares Issued for Services or Reduction to Liabilities

During the year ended December 31, 2015, we issued 25,557,562 shares of common stock with a value of $399,944 and charged to the appropriate accounts for the following reasons:

	Year Ended December 31, 2015

Purpose	Shares	Value

Services provided	400,000	$38,200
Reduction of payables	25,157,562	$361,744
Totals	25,557,562	$399,944

The 25,557,562 shares were not contractually restricted, however as they have not been registered under the Act, they are restricted from sale until they are registered under the Securities Act of 1933, as amended (the "Act"), or qualify for resale under the rules promulgated under the Act. All such shares were issued at the trading closing price on the date of issuance and the corresponding values were calculated therefrom.

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

During the year ended December 31, 2015 and 2014, the Company issued 25,557,562 and 3,708,506, respectively, shares of common stock in consideration for goods and services from both employees and non-employees valued at $399,944 and $604,395, respectively.

Stock Bonus Program

Under the Stock Bonus Program, shares are issued as a bonus for services rendered pursuant to the Stock Bonus Agreement. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement. Total stock bonus expenses recorded during the years ended December 31, 2015 and 2014 was approximately $0 and $308,375, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

On December 31, 2013, we issued a total of 7,000,000 shares of our common stock at $0.05 per share as an incentive to our board members and members of our management team under the Stock Bonus Program. All shares vested on January 1, 2015 were forfeitable before such time.

12. NOTES PAYABLE

The Notes payable consisted of the following:

	December 31,	December 31,
	2015	2014

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short-term loan due to a third-party with 6% interest	44,070	35,000
	369,413	360,343
Less: current portion	(369,413)	(360,343)
Notes payable, less current portion	$-	$-

Short term loan due to a related-party, payable in full on January 2, 2014 with 12% interest	$41,561	$203,664

Short term loan due to a related-party, payable in full on May 31, 2014 with 12% interest	50,000	50,000

Notes payable related party, current portion	91,561	253,664

Less: current portion	(91,561)	(253,664)
Notes payable related party, less current portion	$-	$-

13. CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of December 31, 2015, a total of $323,749 in convertible notes remained outstanding. As of December 31, 2015, $198,749 of these Notes have matured, however, the Company and the remaining Holder(s) have agreed to keep the balance as a Note Payable and the note holders have elected not to convert their note balances into shares of our common stock as of December 31, 2015.

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

During the second quarter of 2015, we did not enter into any Convertible Promissory Notes, however, the Company still has one Convertible Promissory Note with one unrelated third-party for a principal amount of $198,749. This note has the option to be converted into a total of 6,779,661 shares of our common stock. As of December 31, 2015, this note has not been converted.

During the third quarter of 2015, we did not enter into any Convertible Promissory Notes.

During the fourth quarter of 2015, we did not enter into any new Convertible Promissory Notes.

We recognized the intrinsic value of the embedded beneficial conversion feature as additional paid in capital and an equivalent discount that reduced the carrying value of the convertible notes in the amount of $33,000 and $124,120, for the years ended December 31, 2015 and 2014, respectively.

The related discount for the beneficial conversion outstanding was $0 and $45,560 as of December 31, 2015 and 2014 respectively.

Shares issuable upon conversion for convertible notes payable was 1,355,932 and 16,879,041 as of December 31, 2015 and 2014, respectively.

The total interest expense attributed to the Beneficial Conversion Feature of the Notes and related warrants for the year ended December 31, 2015 and 2014 was $78,560 and $214,953, respectively.

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

As of December 31, 2015, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. No payments were made during the years ended December 31, 2015 or 2014 on these severance liabilities.

During the period from January 27, 2009 through June 30, 2009, the Company entered into a series of settlement agreements with certain vendors of Favrille pursuant to the Creditor Plan, in which the Company settled $302,982 of its outstanding accounts payable for an aggregate settlement amount of $214,402, including promissory notes of $139,355.

15. RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 21.8% of our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Tenth Amended Note and any predecessor notes. See Note 3 - Related Party Note Payable above.

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

On March 28, 2016, the Board approved the issuance of the following securities, which shall be issued no later than April 19, 2016:

  5-year Stock Options totaling 14,000,000 shares of Common Stock at $0.02 per share to our Directors (10,000,000 to Robert H. Lorsch, and 1,000,000 to each of the other directors.
  An option for the RHL Group to convert up to $100,000 of principal on the Amended and Restated Note into 5,000,000 shares of Common Stock at a price of $0.02 per share in addition to any conversion rights in the existing note.

In consideration for the above, The RHL Group, Inc. has a consulting arrangement with MMR. A copy of the consulting agreement is filed as an Exhibit in our current report on Form 8-K filed with the SEC on May 4, 2009 and is hereby incorporated by reference.

We incurred $50,000 each year during the years ended December 31, 2015 and 2014, toward marketing consulting services from Bernard Stolar, a director. We included $206,272 and 174,273 in related party payables as of December 31, 2015, and 2014, respectively, in connection with these services.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the year ended December 31, 2015 and 2014, the total expenses relating to this stockholder amounted to $120,000 and $120,000, respectively. As of December 31, 2015 and 2014, the total amounts due to the stockholder and included in related party payables amounted to $130,000 and $10,000, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company. Under the Agreement the Company acquired the rights to license an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 555,556 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee. Amortization expense for the years ended December 31, 2014 and 2013 was $50,000 per year. In addition, we incurred a total of $0 and $15,020 during the years ended December 31, 2014 and 2013, respectively, toward convertible notes interest to Mr. Loftus. We included in related party payables at December 31, 2014 and December 31, 2013 of $64,615 and $64,615, respectively, in respect to these services. Furthermore, Mr. Loftus is a value-added-reseller of MMRPro systems. We recognized $0 and $ 0 in revenue from E-Mail Frequency for the sale of MMRPro systems, during 2015 and 2014, respectively. On July 19, 2012, we entered into a 6% Convertible Promissory Note with Mr. Loftus for a principal amount of $157,422 and warrants to purchase our common stock. Effective September 1, 2011, we signed an Amendment to the Agreement dated September 15, 2009 to provide licensor a non- exclusive right to target, market and exploit the Employee Benefits market.

On October 19, 2015 Mr. Loftus Converted the Promissory Notes into 5,588,651 shares of the Company's Common Stock.

16. SUBSEQUENT EVENTS

On February 2, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware effecting a five for one reverse stock split of the Company's common stock (the "Reverse Stock Split"). The Reverse Stock Split became effective in the marketplace on February 8, 2016 at which time every five (5) shares of the Company's issued and outstanding common stock were automatically converted into one (1) issued and outstanding share of the Company's common stock, without any change in the par value per share. The Certificate of Amendment provides that no fractional shares will be issued. Instead, the Company will issue to the Stockholders one additional share of Common Stock for each fractional share. The new CUSIP number for the Company's common stock following the Reverse Stock Split is 55314U207.

On March 28, 2016, the Board approved the issuance of the following securities, which shall be issued no later than April 19, 2016:

  5-year Stock Options totaling 14,000,000 shares of Common Stock at $0.02 per share to our Directors (10,000,000 to Robert H. Lorsch, and 1,000,000 to each of the other directors.
  An option for the RHL Group to convert up to $100,000 of principal on the Amended and Restated Note into 5,000,000 shares of Common Stock at a price of $0.02 per share in addition to any conversion rights in the existing note.
  3-year Stock Options and/or Warrants totaling 10,000,000 shares of Common Stock to certain employees, legal counsel, and consultants at a strike price of $0.02 per share on terms consistent with the Company's existing option and warrant agreements.