Form 10-K/A
period 2015-12-31
MMRGlobal, Inc.
filed 2016-04-21
CIK 1285701

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

Explanatory Note

We are filing this Amendment No. 1 (the "Amendment") on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "Original Filing") that was filed with the Securities and Exchange Commission on April 14, 2016, solely for the purpose of providing our Exhibit 101 - Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was omitted in the Original Filing. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto. Except as described above, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to April 14, 2016.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements under Item 8 of Part II hereof and incorporating by reference pages F-1 through F-20 of the annual report on Form 10-K filed April 14, 2016.

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

16.1	Letter re: Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 of the registrant's current report on Form 8-K/A filed on January 5, 2010)
21.1	(1) Schedule of Subsidiaries
23.1	(1) Consent of Rose, Snyder & Jacobs LLP, Independent Registered Public Accounting Firm
24.1	(1) Power of Attorney (included in the signature pages hereof)

31.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1		* Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.1		* Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS		* XBRL Instance Document
101.SCH		* XBRL Taxonomy Extension Schema Document
101.CAL		* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		* XBRL Taxonomy Extension Label Linkbase Document
101.PRE		* XBRL Taxonomy Extension Presentation Linkbase Document

	(1)	Previously filed on April 14, 2016 with the annual report on Form 10-K.
	+	The Company has requested confidential treatment with respect to portions of this exhibit.
	*	Filed herewith.
	**	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized this 21st day of April, 2016.

MMRGLOBAL, INC.

By: /s/ Robert H. Lorsch
Name: Robert H. Lorsch
Title: Chairman, President and Chief Executive Officer