Form 10-Q
period 2016-03-31
MMRGlobal, Inc.
filed 2016-05-23
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2016, the issuer had 233,073,991 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements - Unaudited

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, less allowances of $215,483 and $215,483 in 2016 and 2015, respectively	11,744	27,934
Prepaid expenses and other current assets	131,250	-
Total current assets	142,994	27,934

Property and equipment, net	15,495	19,071
Intangible assets, net	669,603	669,603
Total assets	$828,092	$716,608

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$1,360,682	$1,002,428
Related party payables	1,575,881	1,385,901
Compensation payable	732,210	727,509
Severance liability	620,613	620,613
Accounts payable and accrued expenses	4,311,270	4,420,585
Convertible notes payable	323,749	323,749
Notes payable, current portion	369,413	369,413
Notes payable, related party	56,743	56,743
Capital leases payable, current portion	13,221	13,221
Total current liabilities	9,363,782	8,920,162

Total liabilities	9,363,782	8,920,162

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 221,593,227 and 211,851,177 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,068,792	1,059,050
Additional paid-in capital	57,829,245	57,687,270
Accumulated deficit	(67,433,727)	(66,949,874)
Total stockholders' deficit	(8,535,690)	(8,203,554)
Total liabilities and stockholders' deficit	$828,092	$716,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$16,488	$44,701
Cost of revenues	19,937	73,332
Gross profit	(3,449)	(28,631)
General and administrative expenses	376,199	461,992
Sales and marketing expenses	52,335	157,451
Loss from operations	(431,983)	(648,074)
Interest and other finance charges, net	(51,870)	(93,269)
Net loss	$(483,853)	$(741,343)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	214,871,808	155,273,892
Diluted	214,871,808	155,273,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Operating activities:
Net loss	$(483,853)	$(741,343)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,576	94,101
Warrants issued for services	-	5,490
Stock-based compensation	5,586	5,525
Common stock issued for services	-	13,000
Amortization of loan discount	-	55,780
Subtotal - Non-cash adjustments	9,162	173,896
Effect of changes in:
Accounts receivable	16,190	(1,296)
Prepaid expenses and other current assets	-	1,450
Accounts payable and accrued expenses	(94,434)	220,584
Related party payables	189,980	60,136
Compensation payable	4,701	48,350
Deferred revenue	-	(4,192)
Subtotal - net change in operating assets & liabilities	116,437	325,032
Net cash used in operating activities	(358,254)	(242,415)

Investing activities:
Purchase of property and equpment	-	(1,253)
Filing of patents	-	(97,700)
Net cash used in investing activities	-	(98,953)

Financing activities:
Book overdraft	-	20,779
Proceeds on line of credit	358,254	11,196
Net cash provided by financing activities	358,254	31,975
Net decrease in cash	-	(309,393)
Cash, beginning of period	-	309,393
Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$93,268
Income taxes paid in cash	$-	$1,675
Supplemental disclosure of non-cash investing and financing activities:
Shares issued for reduction of payables	$146,131	$18,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

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

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2016 are not indicative of the results that may be expected for the fiscal year ending December 31, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Going Concern and Management's Plan

As of March 31, 2016, our current liabilities exceeded our current assets by $9.2 million. Furthermore, during the three months ended March 31, 2016, we incurred losses of $483,853, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report on Form 10-Q.

At March 31, 2016 and December 31, 2015, we had $0 and $0, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Tenth Amended and Restated Note effective May 20, 2015 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $2,362,633 at March 31, 2016 and a total Unpaid Balance (as defined in the Line of Credit) of $2,612,633, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due The RHL Group pursuant to the terms of the Tenth Amended and Restated Note and the Security Agreement. As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of March 31, 2016 are as follows: $1,360,682, which is included in the line of credit, related party; and $1,001,950 related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding this matter is to, amongst other things, continue to utilize our available line of credit with The RHL Group (see Note 3). As of March 31, 2016, we had approximately $1,887,367 remaining as available under The RHL Group line of credit. Additionally, we plan to continue selling additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base, sell MMRPro products, and continue licensing our intellectual property to obtain additional cash flow over the next twelve months. We cannot assure that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our available line of credit with The RHL Group or obtain suitable alternative debt or equity financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $0 and $0 as of March 31, 2016 and December 31, 2015, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2016 and December 31, 2015, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(e) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the three months ended March 31, 2016 and 2015.

(f) REVENUE RECOGNITION

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

We grant exclusive and non-exclusive licenses for the sale and marketing of our services in international territories in consideration of license fees and ongoing royalties. The royalty fee is usually a percentage of revenue earned by the licensee and there are usually certain minimum guarantees. We defer the recognition of license fee revenues received in advance from international licensees for the grant of the license and recognize them over the period covered by the agreement. We defer the recognition of minimum guaranteed royalty payments received in advance and recognize them over the period to which the royalty relates. We include all such revenues under "License Fees." In those cases where a license agreement contains multiple deliverables, we account for the agreement in accordance with ASC 605-25 - Revenue Recognition - Multiple-Element Arrangements.

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

(g) SHARE-BASED COMPENSATION

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. No stock options were granted during the three months ended March 31, 2016. We valued grants of stock options and warrants during the three months ended March 31, 2015 using the following assumptions.

Expected life in years	2 - 5 Years
Stock price volatility	120.51% - 122.72%
Risk free interest rate	0.04 - 1.38%
Expected dividends	None
Forfeiture rate	0%

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

(h) NET INCOME/LOSS PER SHARE

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

We excluded all potential anti-dilutive common shares from the computation of diluted net loss per common share for the three months ended March 31, 2016 and 2015 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 20,272,887 shares for the three months ended March 31, 2016 and 29,791,116 shares for the three months ended March 31, 2015, respectively.

(i) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for annual and interim periods beginning after December 15, 2017, with no early adoption permitted. The standard permits the use of either the retrospective or cumulative effect transition method. At this time we have not selected a transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. These changes become effective for the Company for the 2016 annual period. The adoption of these changes did not have an impact on the consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which required us to adopt these provisions in the first quarter of 2016. This guidance did not have a material impact to our financial position or results of operations.

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

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board's new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(j) RECLASSIFICATIONS

Certain numbers in the prior year have been reclassified to conform to the current year's presentation.

NOTE 3 - RELATED PARTY PAYABLES, LINE OF CREDIT AND NOTE PAYABLE

On May 20, 2015, we and The RHL Group entered into a Tenth Amended and Restated Promissory Note (the "Amended Note"), effective as of May 20, 2015. The Tenth Note amends and restates that certain Ninth Amended Note entered into between the foregoing parties, effective July 10, 2014 (the "Existing Note " and together with its predecessor notes and the Amended Note, the " Credit Facility"), by: (i) extending the maturity date to April 29, 2016. In connection with the Tenth Amended Note, we issued The RHL Group warrants to purchase 352,928 shares of our common stock at $0.015 per share on May 20, 2015. Except as set forth above, the Amended Note does not materially alter the terms of the Existing Note.

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

The Tenth Amended Note had a current balance of $2,362,633 at March 31, 2016. The components of the Tenth Amended Note and the related balance sheet presentation as of March 31, 2016 are as follows: $1,360,682, which is included in the line of credit, related party; and $1,001,951 for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the three months ended March 31, 2016 and 2015 amounted to $68,973 and $30,676, respectively. The unpaid interest balances as of March 31, 2016 and December 31, 2015 were $189,739 and $60,257, respectively.

In conjunction with the Tenth Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes on and after March 31, 2016. Since we did not meet these covenants as of March 31, 2016, we received a second waiver from The RHL Group until June 1, 2016.

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

Pursuant to ASC 740, Income Taxes, we performed an analysis of previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of March 31, 2016.

MMR Inc., in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMRGlobal has based this on an expectation that the combined entity will generate net operating losses in 2016, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the three months ended March 31, 2016.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $8,250. Total rent expense for the three months ended March 31, 2016 and 2015 were $26,445 and $30,670 respectively. Future minimum lease payments as of March 31, 2016, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2016 (Remainder of)	$142,175	$13,222
2017	206,305	-
2018	146,410	-
Total minimum lease payments	$494,890	$13,222

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

Two separate MyMedicalRecords health IT patents were accepted by the Australia Patent Office in 2015 and are currently under Opposition. On January 8, 2015, Australia Patent Application No. 2011307287, "Universal Patient Record Conversion Tool," was accepted by the Australia Patent Office. An opposition was filed on April 21, 2015 by the Crown in the Right of the Commonwealth of Australia (Department of Health). A second opposition was filed on April 22, 2015 by the Medical Software Industry Association, Inc. which aligned itself with the Crown. Evidence has been submitted by the parties and a hearing is being scheduled in 2016. In the interim, a divisional application, Australia Patent Application No.2015201900, was filed on October 15, 2015.  Elsewhere, Patent No. 326616 with the same title and subject matter was issued in Mexico on January 6, 2015, and on May 5, 2016, we received notice that the "Universal Patient Record Conversion Tool," Patent Application No. 2013023072, was accepted and is being granted in Singapore.

On July 6, 2015, Australia Patent Application No. 2013212253, "Mobile Platform for Personal Health Records," was accepted by the Australia Patent Office. An opposition was filed on October 13, 2015 by the Medical Software Industry Association, Inc. and a second opposition was filed on October 16, 2015, by the Crown in the Right of the Commonwealth of Australia (Department of Health). A third opposition was filed on October 16, 2015, by the National E-Health Transition Authority Limited (NEHTA). The first opposition was dismissed on February 19, 2016. The second opposition and the third opposition remain pending.  MMR's Evidence in Answer is due to be filed by July 19, 2016 in Australia. In the interim, a divisional application, Australia Patent Application No. 2015243029, was filed on October 15, 2015 and is pending.  An additional divisional application under "Mobile Platform for Personal Health Records," Australia Patent Application No. 2015101556, was filed on October 21, 2015 and granted on November 12, 2015 as an Innovation Patent. In addition to Australia Patent No. 2015101556, MMR was previously issued two Australia health IT patents under the title "Method and System for Providing Online Medical Records": Patent No. 2006202057 issued on May 29, 2008 and Patent No. 2008202401 issued on December 24, 2009.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. As of March 31, 2016, and December 31, 2015, there were no shares of preferred stock issued and outstanding.

Common Stock

As of March 31, 2016, we are authorized to issue 1,250,000,000 shares of common stock.

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

As of March 31, 2016, the total shares of our common stock issued and outstanding amounted to 221,593,227.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

Our 2001 Equity Incentive Plan (the "2001 Plan") expired on June 5, 2011 and no options were issued under the 2001 Plan since that date. As of March 31, 2016, 2,836,911 shares remain issued under the 2001 Plan.

On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the 2001 Plan under the same general terms as the 2001 Plan. On June 20, 2012, our stockholders voted and approved the 2011 Equity Incentive Plan (the " 2011 Plan") at our 2012 Annual Stockholder Meeting. As of March 31, 2016, 4.67 million shares remain issued under the 2011 Plan, and 7.29 million shares of our common stock are reserved for future issuance under our 2011 Plan, which includes an automatic 1 million share annual increase pursuant to the terms of the 2011 Plan and a 5 million share increase authorized during our 2013 Annual Stockholder's Meeting.

A summary of option activity for the three months ended March 31, 2016 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2015	7,488,345	$0.50	3.62	$-
Granted	-	-
Exercised	-	-
Cancelled	-	$-
Outstanding at March 31, 2016 (Unaudited)	7,488,345	$0.50	3.38	$-

Vested and expected to vest
at March 31, 2016 (Unaudited)	7,488,345	$0.50	3.38	$-

Exercisable at March 31, 2016 (Unaudited)	7,348,345	$0.50	3.34	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

There were no options issued during the three months ended March 31, 2016.

Total stock option expenses recorded during the three months ended March 31, 2016 and 2015 were $5,586 and $5,525, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.25 - 0.45	2,560,000	5.56	$0.35	2,420,000	5.57	$0.30
	$0.50 - 0.75	4,602,292	2.19	$0.55	4,602,292	2.19	$0.55
$	> 0.75	326,053	2.39	$0.90	326,053	2.39	$0.90
		7,488,345			7,348,345

Warrants

During the three months ended March 31, 2016, there were no warrants issued

A summary of the activity of our warrants for the three months ended March 31, 2016 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2015	11,428,610	$0.30
Granted	-	-
Exercised	-	-
Cancelled	(850,000)	0.56
Outstanding at March 31, 2016 (Unaudited)	10,578,610	$0.28

Exercisable at March 31, 2016 (Unaudited)	10,511,944	$0.28

Total warrant expenses recorded during the three months ended March 31, 2016 and 2015 were $2,352 and $5,490, respectively.

The following summarizes the total warrants outstanding and exercisable as of March 31, 2016:

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.02 - $0.30	8,182,798	1.42	$0.20	8,116,131	1.41	$0.20
$0.30 - $0.50	255,000	1.03	0.50	255,000	1.03	0.50
Greater $0.50	2,140,812	0.55	0.75	2,140,812	0.55	0.75

	10,578,610			10,511,944

The inputs used for the Black-Scholes option and warrant valuation model were as follows:

Expected life in years	2 - 5 Years
Stock price volatility	120.51% - 122.72%
Risk free interest rate	0.04 - 1.38%
Expected dividends	None
Forfeiture rate	0%

Shares Issued for Services or Reduction to Liabilities

During the three months ended March 31, 2016, we issued 9,742,050 shares of common stock with a value of $146,131 to various third parties and charged the proceeds to the appropriate accounts for the following reasons:

	Three Months Ended March 31, 2016

Purpose	Shares	Value

Services provided	-	$-
Reduction of payables	9,742,050	146,131
Totals	9,742,050	$146,131

The 9,742,050 issued shares were not contractually restricted. However, as these shares have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were calculated at the trading closing price on the date of issuance.

Stock Bonus Agreements

From time to time, we issue shares of our common stock as a bonus for services rendered. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement.

On each grant date, we valued the stock bonus based on the share price and the expenses were amortized using the straight line method. Total stock bonus expenses recorded during the three months ended March 31, 2016 and 2015 were $0 and $0, respectively and are reflected in operating expenses in the accompanying consolidated statements of operations.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	March 31,	December 31,
	2016	2015

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short-term loan due to a third-party with 6% interest	44,070	44,070
	369,413	369,413
Less: current portion	(369,413)	(369,413)
Notes payable, less current portion	$-	$-

Short term loan due to a related-party, payable in full on January 2, 2014 with 12% interest	$6,743	$6,743

Short term loan due to a related-party, payable in full on May 31, 2014 with 12% interest	50,000	50,000

Notes payable related party, current portion	56,743	56,743

Less: current portion	(56,743)	(56,743)
Notes payable related party, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of March 31, 2016, a total of $323,749 in convertible notes remained outstanding. As of March 31, 2016, $198,749 of these Notes have matured, however, the Company and the Holders have agreed to keep the balance as a Note Payable and the note holders have elected not to convert their note balances into shares of our common stock as of March 31, 2016.

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

During the first quarter of 2016, we did not enter into any Convertible Promissory Notes.

Shares issuable upon conversion for convertible notes payable was 1,355,932 as of March 31, 2016.

The total interest expense attributed to the Beneficial Conversion Feature of the Notes and related warrants for the three months ended March 31, 2016 and 2015 was $0 and $22,780, respectively.

NOTE 10 - RESTRUCTURING ACTIVITIES

In connection with the merger with Favrille, Inc. in 2009, we signed promissory notes with certain former executives totaling $76,783.

As of March 31, 2016, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees.

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

We incurred $12,501 during the three months ended March 31, 2016 and 2015, toward marketing consulting services from Bernard Stolar, a director. We included $224,023 and $206,272 in related party payables as of March 31, 2016 and December 31, 2015, respectively, in connection with these services and board fees.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the three months ended March 31, 2016 and 2015, the total expenses relating to this stockholder amounted to $30,000 and $30,000, respectively. In addition, we capitalized $0 of software development costs for the quarter ended March 31, 2016. As of March 31, 2016 and December 31, 2015, the total amounts due to the stockholder and included in related party payables amounted to $135,000 and $130,000, respectively.

On September 15, 2009, we entered into a five year agreement with E-Mail Frequency, LLC and David Loftus, Managing Partner of E-Mail Frequency, LLC, a significant stockholder of the Company, which was amended during 2011 to increase the term for an additional five years and provide licensor a non-exclusive right to target, market and exploit the Employee Benefits market We licensed an existing 80 million person direct marketing database (the "Database") of street addresses, cellular phone numbers, e-mail addresses and other comprehensive data with E-Mail Frequency. The agreement allows us to market, through the use of the Database, our MyMedicalRecords PHR, MyEsafeDepositBox virtual vault, and MMRPro document management system to physicians and their patients. Under the terms of the Agreement, we paid $250,000 to David Loftus as a one-time consulting fee in the form of 555,556 shares of our common stock. We recorded the $250,000 one-time licensee fee as a prepaid consulting fee, which was amortized over the service period. Included in related party payables at March 31, 2016 and December 31, 2015 is 129,230 in debt due to Mr. Loftus or to an affiliate of Mr. Loftus.

NOTE 12 - SUBSEQUENT EVENTS

On May 12, 2016, the Board of Directors of MMRGlobal, Inc. elected Scott C. Kline to the Company's Board of Directors, increasing the current number of directors to six. Mr. Kline will also serve as a member of the Board of Directors of MyMedicalRecords, Inc. a wholly owned subsidiary of the Company. He is also acting as Secretary of the Corporation and will serve as General Counsel. Mr. Kline has served as outside Counsel to the Company since June of 2015. Mr. Kline was appointed to the Compensation Committee and Nominating and Corporate Governance Committee of the Board.

The following is a summary of transactions by us since our previous disclosure on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016 as amended by Form 10-K/A for the year ended December 31, 2015, as filed with the SEC on April 21, 2016 (together, the "Form 10-K") involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On May 5, 2016, we granted an unrelated third party a warrant to acquire 7,500,000 shares of common stock in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 11, 2016, we granted a total of 3,100,000 shares of restricted stock to David Loftus, an affiliate of the Company, at a price of $0.02 per share in consideration of a reduction in debt.

On May 11, 2016, we granted a total of 3,380,764 shares of restricted stock to Spanky LLC owned by David Loftus, an affiliate of the Company, at a price of $0.02 per in consideration of a reduction in debt.

On May 12, 2016, The RHL Group, Inc., an entity affiliated with our Chairman & CEO Robert H. Lorsch, elected to purchase 5,000,000 shares of common stock at a price of $0.02 per share in consideration of partial waiver of principal amount under the Tenth Amended Note.

On May 12, 2016, we granted Robert H. Lorsch, our Chairman & CEO, a warrant to acquire 10,000,000 shares of common stock in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Bernard Stolar, a Director and Acting Chief Financial Officer of the Company, a warrant to acquire 1,000,000 shares of common stock in consideration for services as a Director. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Bernard Stolar, a member of our Board of Directors and Acting Chief Financial Officer of the Company, a warrant to acquire 500,000 shares of common stock in consideration for services as Acting CFO. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Titus Day, a member of our Board of Directors, a warrant to acquire 1,000,000 shares of common stock in consideration for services in joining the Board on May 11, 2015. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Titus Day, a member of our Board of Directors, a warrant to acquire 1,000,000 shares of common stock in consideration for services as a Director of the Company. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Mike Finley, a member of our Board of Directors, a warrant to acquire 1,000,000 shares of common stock in consideration for services as a Director of the Company. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Scott Kline a warrant to acquire 500,000 shares of common stock in partial consideration of legal services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Scott Kline, appointed to the Company's Board of Directors on May 12, 2016, a warrant to acquire 1,000,000 shares of common stock in consideration for services in joining the Board. The warrant has an exercise price of $0.02 per share and vests after December 31, 2016, with an expiration date of January 2, 2020.

On May 12, 2016, we granted Dr. Ivor Royston, a member of our Board of Directors, a warrant to acquire 1,000,000 shares of common stock in consideration for services as a Director of the Company. The warrant has an exercise price of $0.02 per share, and vests after December 31, 2016, with an expiration date of January 2, 2020.

On May 12, 2016, we granted four warrants to acquire a combined total of 2,250,000 shares of common stock to individual employees of the Company in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted a warrant to acquire 300,000 shares of common stock to an unrelated third party in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted a warrant to acquire 200,000 shares of common stock to an unrelated third party in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted a warrant to acquire 200,000 shares of common stock to an unrelated third party in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted a warrant to acquire 10,000,000 shares of common stock to an unrelated third party in consideration of legal services. The warrant has an exercise price of $0.04 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the description of our business appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 14, 2016, as amended by Form 10-K/A for the year ended December 31, 2015, as filed with the SEC on April 21, 2016 (together, the "Form 10-K"). This discussion contains forward-looking statements, which inherently involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" in Item 1A of the Form 10-K.

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

We were incorporated in Delaware in 2000 and are headquartered in Los Angeles, CA. Effective February 9, 2009, after the Merger, we changed our corporate name to MMR Information Systems, Inc., or MMRIS. Subsequently, on June 16, 2010, we changed our name to MMRGlobal, Inc., which we believe more accurately reflects the nature of our operations as a provider of secure and easy-to-use online Personal Health Records, electronic safe deposit box storage solutions, and document management and imaging systems for healthcare professionals.

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

Additionally, the Company acquired a portfolio of biotech assets developed at a cost of more than $100 million from the Favrille, Inc. Merger completed in January 2009. These assets include, but are not limited to, the exploitation and licensing of patents globally, data and samples from our pre-Merger clinical vaccine trials, the FavId/Specifid idiotype vaccine, and anti-CD20 antibodies.

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

Source of Revenues

MMR remains focused on its primary Health IT business of selling the MyMedicalRecords PHR and MMRPro document and imaging systems for healthcare professionals. We derive revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents through subscribers on a direct subscription basis or an "access" basis through various types of organizations including direct sales, affinity and membership groups, healthcare organizations and retailers, and in both cases, we record these revenues under "Subscriber" in our income statement. We also sell direct to consumers through paid advertising or other per enquiry marketing relationships. When sold to corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a minimum monthly fee plus user fees to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually activate their authorized account. During the three months ended March 31, 2016, we received $16,909 from subscriber revenues.

In addition, MMR has numerous patents issued, pending or applied for pertaining to provisioning of online medical and Personal Health Records in 12 countries of commercial interest including the U.S., and defends its global intellectual property rights through the filing of patent infringement complaints.

We also generate revenues from the licensing of our Health IT and biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees" in our income statement. We are sometimes paid an upfront license fee and milestone payments and we recognize those fees as revenue as payments are received. We will record those fees as revenue when payments are received. During the three months ended March 31, 2016, we received $0 from license fees revenues.

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

MyMedicalRecords PHR

Although we believe that no other product in the marketplace compares to what we provide in our comprehensive PHR and other offerings, there are other PHR providers in the consumer health information management marketplace today that compete for our services. These include NoMoreClipboard.com, Dossia, WebMD Health Manager, ZweenaHealth, MiVia, and numerous others including patient portals offered by EMR Vendors, health exchanges, and insurance companies, hospitals and HMOs for their policyholders and patients. Each of our competitors offers varying PHR products and services for online storage and access to medical records at varying price points (at the basic "free" level, with minimal recordkeeping capability that usually includes advertising).

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

Results of Operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

Revenues

Revenues for the three months ended March 31, 2016 and 2015 were $16,488 and $44,701, respectively, a decrease of $28,213 or 63%. The decrease for the quarter was primarily due to a decline in licensing fees and the expiration of certain recurring revenue contracts. Despite the changing environment in the U.S. regarding patent laws, the Company continues to explore opportunities to monetize its domestic and international patent portfolio globally in both health information technology and biotechnology.

Cost of revenue

Cost of revenue for the three months ended March 31, 2016 and 2015 was $19,937 and $73,332, respectively, a decrease of $53,395, or 73%. The decrease was due to the Company's ability to renegotiate with our telecommunications providers resulting in lower costs of goods.

As a result, gross losses for the three months ended March 31, 2016 were $3,449 compared to $28,631 for the three months ended March 31, 2015, for a decrease of $25,182 or 88%.

Operating expenses

Total operating expenses for the three months ended March 31, 2016 and 2015 were $428,534 and $619,443, respectively, a decrease of $190,889, or more than 31%. The decrease for the quarter was primarily due to a reduction in payroll, investor relations expenses, and marketing, legal and other consulting fees as part of the Company's efforts to continue streamlining expenses.

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $376,199 and $461,992, respectively, a decrease of $85,793 or more than 18%. The decrease was primarily due to a reduction in legal expenses pertaining to patent prosecution, investor relations expenses, salaries, non-cash compensation expenses, and consulting expenses as part of the Company's efforts to continue streamlining operations.

Sales and marketing expenses for the three months ended March 31, 2016 and 2015 were $52,335 and $157,451, respectively, a decrease of $105,116, or 67%. The decrease was primarily due to lower business development fees and marketing consulting fees.

Interest and Other Finance Charges, Net

Interest and other finance charges for the three months ended March 31, 2016 and 2015 were $51,870 and $93,269, respectively, a decrease of $41,399 or 44%.

Net loss

As a result of the foregoing, net loss for the three months ended March 31, 2016 and 2015 was $483,853 and $741,343, respectively, a decrease of $257,490 or 35%.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2015 financial statements for the year ended December 31, 2015 related to the uncertainty of our ability to continue as a going concern. As of March 31, 2016, our current liabilities of $9.3 million exceeded our current assets of $ 0.14 million by $9.2 million.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of March 31, 2016, our current liabilities exceeded our current assets by $9.2 million. Furthermore, during the quarter ended March 31, 2016, we incurred losses of $483,853. At the current level of borrowing, we require cash of $275,000 per year to service our debt and, in order to continue operating its business, we use an average of $172,000 cash per month, or $2.06 million per year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Tenth Amended Note, which had a balance of $2.36 million at March 31, 2016, amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to The RHL Group. At December 31, 2015, we had a line of credit with the RHL Group in the amount of $4.5 million. Availability under this line of credit, at the lender's discretion, was $1.88 million as of March 31, 2016.

In addition, we may continue to offer restricted stock to accredited investors and issue limited amounts of convertible debt. During 2015, we raised $62,000 in sales of restricted common stock to accredited investors. We expect to continue offering limited amounts of convertible debt in 2016. The Company believes it can continue to generate revenue from its biotech and health information technology assets. We also expect to continue receiving (i) royalties from license fees related to our health information technology patents and other intellectual property; and (ii) revenue from sales of PHRs, MMRPro services, and other products and services including our new mHealth applications that will help reduce annual cash burn from operations. The Company is also planning on selling data and samples from its FavId vaccine trials to pharmaceutical manufacturers, universities and others for use in helping to speed the process of clinical trials for new drugs and disease management programs.

As part of our ongoing sales and marketing activities, we intend to sell our Personal Health Record Kit through retailers to the extent reasonably possible.

Cash Flows for the three months ended March 31, 2016 compared to three months ended March 31, 2015

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $358,254 and $242,415, respectively. In 2016, we had a net loss of $483,853, plus non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, amortization of loan discount, and stock compensation expense) of $9,162, plus changes in operating assets and liabilities of $116,437. In 2015, net cash used in operating activities of $242,415 was comprised of a net loss of $741,343, plus similar non-cash adjustments of $173,896 plus changes in operating assets and liabilities of $325,032. Compared to 2015, the operating cash flow activities in 2016 were higher primarily due to timing of payments of current liabilities.

Net cash used in investing activities in the three months ended March 31, 2016 and 2015 totaled $0 and $98,953, respectively. Compared to 2015, investing activities in 2016 were lower mainly due to a decrease in patent filing costs.

Net cash provided by financing activities in the three months ended March 31, 2016 and 2015 totaled $358,254 and $31,975, respectively. Financing activities primarily included proceeds from line of credit. Compared to 2015, financing activities in 2016 were higher primarily due to an increase in proceeds from line of credit.

As of March 31, 2016, we had cash and cash equivalents of $0, compared to $0 as of March 31, 2015.

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

Item 4. Controls and Procedures

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 5 - Commitments and Contingencies under the "Litigation Matters" section of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016 as amended by Form 10-K/A for the year ended December 31, 2015, as filed with the SEC on April 21, 2016 (together, the "Form 10-K") involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On May 5, 2016, we granted an unrelated third party a warrant to acquire 7,500,000 shares of common stock in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 11, 2016, we granted a total of 3,100,000 shares of restricted stock to David Loftus, an affiliate of the Company, at a price of $0.02 per share in consideration of a reduction in debt.

On May 11, 2016, we granted a total of 3,380,764 shares of restricted stock to Spanky LLC owned by David Loftus, an affiliate of the Company, at a price of $0.02 per in consideration of a reduction in debt.

On May 12, 2016, The RHL Group, Inc., an entity affiliated with our Chairman & CEO Robert H. Lorsch, elected to purchase 5,000,000 shares of common stock at a price of $0.02 per share in consideration of partial waiver of principal amount under the Tenth Amended Note.

On May 12, 2016, we granted Robert H. Lorsch, our Chairman & CEO, a warrant to acquire 10,000,000 shares of common stock in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Bernard Stolar, a Director and Acting Chief Financial Officer of the Company, a warrant to acquire 1,000,000 shares of common stock in consideration for services as a Director. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Bernard Stolar, a member of our Board of Directors and Acting Chief Financial Officer of the Company, a warrant to acquire 500,000 shares of common stock in consideration for services as Acting CFO. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Titus Day, a member of our Board of Directors, a warrant to acquire 1,000,000 shares of common stock in consideration for services in joining the Board on May 11, 2015. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Titus Day, a member of our Board of Directors, a warrant to acquire 1,000,000 shares of common stock in consideration for services as a Director of the Company. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Mike Finley, a member of our Board of Directors, a warrant to acquire 1,000,000 shares of common stock in consideration for services as a Director of the Company. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Scott Kline a warrant to acquire 500,000 shares of common stock in partial consideration of legal services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted Scott Kline, appointed to the Company's Board of Directors on May 12, 2016, a warrant to acquire 1,000,000 shares of common stock in consideration for services in joining the Board. The warrant has an exercise price of $0.02 per share and vests after December 31, 2016, with an expiration date of January 2, 2020.

On May 12, 2016, we granted Dr. Ivor Royston, a member of our Board of Directors, a warrant to acquire 1,000,000 shares of common stock in consideration for services as a Director of the Company. The warrant has an exercise price of $0.02 per share, and vests after December 31, 2016, with an expiration date of January 2, 2020.

On May 12, 2016, we granted four warrants with a combined total of 2,250,000 shares of common stock to individual employees of the Company in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted a warrant to acquire 300,000 shares of common stock to an unrelated third party in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted a warrant to acquire 200,000 shares of common stock to an unrelated third party in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted a warrant to acquire 200,000 shares of common stock to an unrelated third party in consideration for services. The warrant has an exercise price of $0.02 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

On May 12, 2016, we granted a warrant to acquire 10,000,000 shares of common stock to an unrelated third party in consideration of legal services. The warrant has an exercise price of $0.04 per share, with an expiration date of May 13, 2019, and is immediately vested at the date of grant.

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

Date: May 23, 2016

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Bernard Stolar
 Bernard Stolar
Acting Chief Financial Officer

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