Form 10-Q
period 2016-06-30
MMRGlobal, Inc.
filed 2016-08-19
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 19, 2016, the issuer had 250,060,616 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements - Unaudited

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, less allowances of $215,483 and $215,483 in 2016 and 2015, respectively	11,744	27,934
Prepaid expenses and other current assets	121,463	-
Total current assets	133,207	27,934

Property and equipment, net	11,920	19,071
Intangible assets, net	587,420	669,603
Total assets	$732,547	$716,608

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$1,577,021	$1,002,428
Related party payables	1,677,860	1,385,901
Compensation payable	736,285	727,509
Severance liability	620,613	620,613
Accounts payable and accrued expenses	3,508,260	4,420,585
Convertible notes payable	323,749	323,749
Notes payable, current portion	382,238	369,413
Notes payable, related party	6,743	56,743
Capital leases payable, current portion	13,222	13,221
Total current liabilities	8,845,991	8,920,162

Total liabilities	8,845,991	8,920,162

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 250,060,616 and 211,851,177 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,097,259	1,059,050
Additional paid-in capital	58,919,665	57,687,270
Accumulated deficit	(68,130,368)	(66,949,874)
Total stockholders' deficit	(8,113,444)	(8,203,554)
Total liabilities and stockholders' deficit	$732,547	$716,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$11,723	$16,351	$27,255	$61,052
Cost of revenues	98,271	60,924	118,208	134,256
Gross profit (loss)	(86,548)	(44,573)	(90,953)	(73,204)
General and administrative expenses	614,774	486,503	990,971	948,496
Sales and marketing expenses	88,225	160,244	140,560	317,695
Loss from operations	(789,547)	(691,320)	(1,222,484)	(1,339,395)
Other income	163,146	51,836	164,100	51,836
Interest and other finance charges, net	(70,240)	(53,458)	(122,110)	(146,726)
Net loss	$(696,641)	$(692,942)	$(1,180,494)	$(1,434,285)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic	232,249,607	164,044,509	223,560,707	159,683,429
Diluted	232,249,607	164,044,509	223,560,707	159,683,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015

Operating activities:
Net loss	$(1,180,494)	$(1,434,285)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	89,332	158,226
Gain on write-off of liabilities	161,306	-
Warrants issued for services	137,528	8,818
Stock-based compensation	14,856	11,111
Common stock issued for services	-	13,000
Amortization of loan discount	-	55,780
Subtotal - Non-cash adjustments	403,022	246,935
Effect of changes in:
Accounts receivable	16,190	(40,280)
Prepaid expenses and other current assets	11,788	112,558
Accounts payable and accrued expenses	23,742	327,415
Related party payables	291,959	325,645
Compensation payable	8,776	102,925
Deferred revenue	-	(8,383)
Subtotal - net change in operating assets & liabilities	352,455	819,880
Net cash used in operating activities	(425,017)	(367,470)

Investing activities:
Purchase of property and equipment	-	(1,252)
Payments for note receivable	(2,000)	-
Filing of patents	-	(151,164)
Net cash used in investing activities	(2,000)	(152,416)

Financing activities:
Book overdraft	(18,264)	42,335
Proceeds from shares issued for financing activities	-	29,777
Payments of line of credit	-	138,381
Proceeds on line of credit	445,281	-
Net cash provided by financing activities	427,017	210,493
Net decrease in cash	-	(309,393)
Cash, beginning of period	-	309,393
Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$93,268
Income taxes paid in cash	$-	$1,675
Supplemental disclosure of non-cash investing and financing activities:
Shares issued for reduction of payables	$368,220	$274,220
Warrants exercised through reduction of payables	$750,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

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

Through our wholly-owned operating subsidiary MMR Inc., the Company's primary business is to license and provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, including a professional offering to physicians' offices and similar organizations known as MMRPro. In January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti-CD20 antibodies as well as data and samples from the FavId/Specifid vaccine clinical trials for the treatment of B-cell Non-Hodgkin's lymphoma which the Company continues to work towards maximizing the value of those biotech assets including related biotech patents, anti-CD 20 antibodies, and FavId vaccine technologies acquired by MyMedicalRecords, Inc. through the merger with Favrille. We (formerly Favrille) were incorporated in Delaware in 2000, MMR Inc. was incorporated in Delaware in 2005, and both are headquartered in Los Angeles, CA.

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiaries MMR and MMR Life Sciences Group, Inc. All intercompany transactions and balances are eliminated upon consolidation.

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended June 30, 2016 are not indicative of the results that may be expected for the fiscal year ending December 31, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Going Concern and Management's Plan

As of June 30, 2016, our current liabilities exceeded our current assets by $8.7 million. Furthermore, during the six months ended June 30, 2016, we incurred losses of $1,180,494, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report on Form 10-Q.

At June 30, 2016 and December 31, 2015, we had $0 and $0, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Eleventh Amended and Restated Note effective June 6, 2016 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $2,632,200 at June 30, 2016 and a total Unpaid Balance (as defined in the Line of Credit) of $2,882,200, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due The RHL Group pursuant to the terms of the Eleventh Amended and Restated Note and the Security Agreement. As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of June 30, 2016 are as follows: $1,577,021, which is included in the Line of Credit, related party; and $1,055,179 related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding this matter is to, amongst other things, continue to utilize our available Line of Credit with The RHL Group (see Note 3). As of June 30, 2016, we had approximately $1,617,799 remaining as available under The RHL Group Line of Credit. Additionally, we plan to continue selling additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base, sell MMRPro products, and continue licensing our intellectual property to obtain additional cash flow over the next twelve months. We cannot assure that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our available Line of Credit with The RHL Group or obtain suitable alternative debt or equity financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $0 and $0 as of June 30, 2016 and December 31, 2015, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2016 and December 31, 2015, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(e) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the six months ended June 30, 2016 and 2015.

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

Our subscriber revenues consist of annual and monthly recurring retail subscriptions and usage-based fees, which are primarily paid in advance by credit card, and corporate accounts that are based on either an access-fee or actual number of users, and in each case billed in advance at the beginning of each month of service. We defer the portions of annual recurring subscription fees collected in advance and recognize them on a straight line basis over the subscription period. As part of our ongoing sales and marketing activities, we also offer sell a Personal Health Record Kit through retailers to the extent reasonably possible.

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

We determined all elements to be separate units of accounting as they have standalone value to the customers and/or they are sold by other vendors on a standalone basis. Delivery of the hardware and certain software elements of these arrangements occur at the inception of the agreement. We deliver installation and training at the inception of the agreement. We also provide software licenses, telephone lines and online secure storage over the three-year term of an MMRPro agreement. We include warranties in the arrangements, however the third party product manufacturer, and not us, is obligated to fulfill such warranties. The third-party warranty contracts are paid in advance and are not refundable.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. No stock options were granted during the six months ended June 30, 2016. We valued grants of stock options and warrants during the six months ended June 30, 2016 using the following assumptions.

Expected life in years	2 - 5 Years
Stock price volatility	79%
Risk free interest rate	0.04 - 1.38%
Expected dividends	None
Forfeiture rate	0%

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

We excluded all potential anti-dilutive common shares from the computation of diluted net loss per common share for the six months ended June 30, 2016 and 2015 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 46,844,179 shares for the six months ended June 30, 2016 and 35,702,767 shares for the six months ended June 30, 2015, respectively.

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

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. These changes became effective for the Company for the 2016 annual period. The adoption of these changes did not have an impact on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which required us to adopt these provisions starting the first quarter of 2016. This guidance did not have a material impact to our financial position or results of operations.

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

NOTE 3 - RELATED PARTY PAYABLES, LINE OF CREDIT AND NOTE PAYABLE

On June 6, 2016, we and The RHL Group entered into an Eleventh Amended and Restated Promissory Note (the "Amended Note"), effective as of June 6, 2016. The Eleventh Note amends and restates that certain Tenth Amended Note entered into between the foregoing parties, effective May 20, 2015 (the " Existing Note") and together with its predecessor notes and the Amended Note, the ("Credit Facility"), by: (i) extending the maturity date to June 6, 2017. In connection with the Eleventh Amended Note, we issued The RHL Group warrants to purchase 2,777,714 shares of our common stock at $0.011 per share on June 6, 2016. Other than for the amounts as disclosed herein, The Eleventh Amended Note does not materially alter the terms of the previous Tenth Amended Note.

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

The Eleventh Amended Note had a current balance of $2,632,200 at June 30, 2016. The components of the Eleventh Amended Note and the related balance sheet presentation as of June 30, 2016 are as follows: $1,577,021, which is included in the Line of Credit, related party; and $1,055,179 for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the three months ended June 30, 2016 and 2015 amounted to $60,339 and $34,728, respectively. Total interest expense on the Line of Credit for the six months ended June 30, 2016 and 2015 amounted to $129,312 and $65,389, respectively. The unpaid interest balances as of June 30, 2016 and December 31, 2015 were $250,812 and $60,257, respectively.

In conjunction with the Eleventh Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes at any time during the term of the Note. Since we did not meet these covenants as of June 30, 2016, we received a second waiver from The RHL Group until August 25th, 2016.

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

Pursuant to ASC 740, Income Taxes, we performed an analysis of previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2016.

MMR Inc., in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMRGlobal has based this on an expectation that the combined entity will generate net operating losses in 2016, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the six months ended June 30, 2016.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $8,250. Total rent expense for the six months ended June 30, 2016 and 2015 were $49,500 and $52,125 respectively. Future minimum lease payments as of June 30, 2016, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2016 (Remainder of)	$49,500	$13,222
2017	99,900	-
2018	99,900	-
Total minimum lease payments	$249,300	$13,222

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under that Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MyMedicalRecords, Inc. an initial payment of $5 million payable on December 23, 2011, and additional payments of $5 million per year for five consecutive years. After unsuccessful attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract. At this time, MMR believes that SCM owes the Company $30 million plus interest. On February 13, 2014, SCM filed a cross-complaint alleging claims for breach of that contract, among other things, which SCM has amended twice. The case is scheduled for trial on November 1, 2016.  MyMedicalRecords, Inc. will continue to pursue its claim and defenses, but the Company cannot predict the chances of either a favorable or unfavorable outcome, nor does the Company have sufficient information regarding its ability to collect any judgment MyMedicalRecords, Inc. may obtain against SCM.

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

Two separate MyMedicalRecords health IT patents were accepted by the Australia Patent Office in 2015 and subject to Opposition. On January 8, 2015, Australia Patent Application No. 2011307287, "Universal Patient Record Conversion Tool," was accepted by the Australia Patent Office. An opposition was filed on April 21, 2015 by The Crown in the Right of the Commonwealth of Australia (Department of Health). A second opposition was filed on April 22, 2015 by the Medical Software Industry Association, Inc. which aligned itself with the Crown.  In the interim, a divisional application, Australia Patent Application No.2015201900, was filed on October 15, 2015.  On July 6, 2015, Australia Patent Application No. 2013212253, "Mobile Platform for Personal Health Records," was accepted by the Australia Patent Office. An opposition was filed on October 13, 2015 by the Medical Software Industry Association, Inc. and a second opposition was filed on October 16, 2015, by the Crown in the Right of the Commonwealth of Australia (Department of Health). A third opposition was filed on October 16, 2015, by the National E-Health Transition Authority Limited (NEHTA). The first opposition was dismissed on February 19, 2016. The second opposition and the third opposition remain pending.  Subsequently the Company has filed requests for withdrawal of the disputed application(s) and divisional applications while the Company continues to pursue settlement opportunities surrounding its remaining Australian Patents. Elsewhere, Patent No. 326616 with the same title and subject matter was issued in Mexico on January 6, 2015, and on May 5, 2016, we received notice that the "Universal Patient Record Conversion Tool," Patent Application No. 2013023072, was accepted and is also being granted in Singapore.

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

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. As of June 30, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2016, we are authorized to issue 1,250,000,000 shares of common stock.

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

As of June 30, 2016, the total shares of our common stock issued and outstanding amounted to 250,060,616.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

Our 2001 Equity Incentive Plan (the "2001 Plan") expired on June 5, 2011 and no options were issued under the 2001 Plan since that date. As of June 30, 2016, 2,626,911 shares remain issued under the 2001 Plan.

On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the 2001 Plan under the same general terms as the 2001 Plan. On June 20, 2012, our stockholders voted and approved the 2011 Equity Incentive Plan (the " 2011 Plan") at our 2012 Annual Stockholder Meeting. As of June 30, 2016, 4.67 million shares remain issued under the 2011 Plan, and 7.29 million shares of our common stock are reserved for future issuance under our 2011 Plan, which includes an automatic 1 million share annual increase pursuant to the terms of the 2011 Plan and a 5 million share increase authorized during our 2013 Annual Stockholder's Meeting.

A summary of option activity for the six months ended June 30, 2016 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares.

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2015	7,488,345	$0.50	3.62	$-
Granted	-	-
Exercised	-	-
Cancelled	(126,052)	0.90
Outstanding at June 30, 2016 (Unaudited)	7,362,293	$0.50	3.19	$-

Vested and expected to vest
at June 30, 2016 (Unaudited)	7,362,293	$0.50	3.19	$-

Exercisable at June 30, 2016 (Unaudited)	7,362,293	$0.50	3.19	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

There were no options issued during the six months ended June 30, 2016.

Total stock option expenses recorded during the six months ended June 30, 2016 and 2015 were $14,856 and $11,111, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.25 - 0.45	2,560,000	5.36	$0.35	2,560,000	5.36	$0.35
	$0.50 - 0.75	4,602,293	1.94	$0.55	4,602,293	1.94	$0.55
$	> 0.75	200,000	3.96	$0.90	200,000	3.96	$0.90
		7,362,293			7,362,293

Warrants

During the six months ended June 30, 2016, there were 40,227,714 warrants issued. During the six months ended June 30, 2016, 11,750,000 warrants were exercised, which was paid by the reduction of our accounts payable balance owed to the vendor/warrant holder in the aggregate amount of $750,000.

A summary of the activity of our warrants for the six months ended June 30, 2016 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2015	11,428,610	$0.30
Granted	40,227,714	0.03
Exercised	(11,750,000)	-
Cancelled	(1,497,036)	0.42
Outstanding at June 30, 2016 (Unaudited)	38,409,288	$0.09

Exercisable at June 30, 2016 (Unaudited)	36,375,955	$0.09

Total warrant expenses recorded during the six months ended June 30, 2016 and 2015 were $137,528 and $8,818, respectively.

The following summarizes the total warrants outstanding and exercisable as of June 30, 2016:

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.02 - $0.30	36,063,476	2.84	$0.05	34,030,142	2.82	$0.05
$0.30 - $0.50	255,000	0.78	0.50	255,000	0.78	0.50
Greater $0.50	2,090,812	0.31	0.75	2,090,813	0.31	0.75

	38,409,288			36,375,955

The inputs used for the Black-Scholes option and warrant valuation model were as follows:

Expected life in years	2 - 5 Years
Stock price volatility	79%
Risk free interest rate	0.04 - 1.38%
Expected dividends	None
Forfeiture rate	0%

Shares Issued for Services or Reduction to Liabilities

During the six months ended June 30, 2016, we issued 26,459,439 shares of common stock with a value of $368,220 to various third parties and charged the proceeds to the appropriate accounts for the following reasons:

	Six Months Ended June 30, 2016

Purpose	Shares	Value

Services provided	-	$-
Reduction of payables	26,459,439	368,220
Totals	26,459,439	$368,220

The 26,459,439 issued shares were not contractually restricted. However, as these shares have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were calculated at the trading closing price on the date of issuance.

Stock Bonus Agreements

From time to time, we issue shares of our common stock as a bonus for services rendered. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement.

On each grant date, we valued the stock bonus based on the share price and the expenses were amortized using the straight line method. Total stock bonus expenses recorded during the six months ended June 30, 2016 and 2015 were $0 and $0, respectively and are reflected in operating expenses in the accompanying consolidated statements of operations.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	June 30,	December 31,
	2016	2015

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short-term loan due to a third-party with 6% interest	56,896	44,070
	382,239	369,413
Less: current portion	(382,239)	(369,413)
Notes payable, less current portion	$-	$-

Short term loan due to a related-party, payable in full on January 2, 2014 with 12% interest	$6,743	$6,743

Short term loan due to a related-party, payable in full on May 31, 2014 with 12% interest	-	50,000

Notes payable related party, current portion	6,743	56,743

Less: current portion	(6,743)	(56,743)
Notes payable related party, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of June 30, 2016, a total of $323,749 in convertible notes remained outstanding and have matured. However, the Company and the Holders have agreed to keep the balance as a Note Payable and the note holders have elected not to convert their note balances into shares of our common stock as of June 30, 2016.

Each Note contains the following general terms and provisions:

  The principal amount owed under each note becomes due and payable one year or less from the investment date provided that, upon ten (10) days' prior written notice to the holder, we may, in our sole discretion, extend the maturity date for an additional six month term. The Notes can be further extended upon mutual agreement.
  These notes bear interest at a rate of 0%-6% per annum payable in cash or shares of common stock or a combination of cash and shares of common stock at our option.

During the second quarter of 2016, we did not enter into any Convertible Promissory Notes.

Shares issuable upon conversion for convertible notes payable was 1,355,932 as of June 30, 2016.

The total interest expense attributed to the Beneficial Conversion Feature of the Notes and related warrants for the six months ended June 30, 2016 and 2015 was $0 and $55,780, respectively.

NOTE 10 - RESTRUCTURING ACTIVITIES

In connection with the merger with Favrille, Inc. in 2009, we signed promissory notes with certain former executives totaling $76,783.

As of June 30, 2016, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees.

NOTE 11 - RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Robert H. Lorsch, is also the Chief Executive Officer of The RHL Group, Inc. and has full voting power over all of the capital stock of The RHL Group, Inc. Mr. Lorsch directly and indirectly through The RHL Group, Inc., beneficially owns approximately 32.1% our total outstanding voting stock. The RHL Group, Inc. has loaned us money pursuant to the Eleventh Amended Note and all predecessor notes. See Note 3 - Related Party Note Payable above.

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

We incurred $25,000 during the six months ended June 30, 2016 and 2015, toward marketing consulting services from Bernard Stolar, a director. We included $242,773 and $206,272 in related party payables as of June 30, 2016 and December 31, 2015, respectively, in connection with these services and board fees.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the six months ended June 30, 2016 and 2015, the total expenses relating to this stockholder amounted to $60,000 and $60,000, respectively. In addition, we capitalized $0 of software development costs for the quarter ended June 30, 2016. As of June 30, 2016 and December 31, 2015, the total amounts due to the stockholder and included in related party payables amounted to $165,000 and $105,000 respectively.

NOTE 12 - SUBSEQUENT EVENTS

On August 11, 2016, Ivor Royston, M.D. resigned from the Board of Directors of the Company, effective immediately, in order to devote more time to other business ventures.

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

On May 12, 2016, the Board of Directors of MMRGlobal, Inc. appointed Scott C. Kline to the Company's Board of Directors. Mr. Kline will also serve as a member of the Board of Directors of MyMedicalRecords, Inc. a wholly owned subsidiary of the Company. He is also acting as Secretary of the Corporation and will serve as General Counsel. Mr. Kline has served as outside Counsel to the Company since June of 2015. Mr. Kline was appointed to the Compensation Committee and Nominating and Corporate Governance Committee of the Board.

Source of Revenues

MMR remains focused on its primary Health IT business of selling the MyMedicalRecords PHR and MMRPro document and imaging systems for healthcare professionals. We derive revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents through subscribers on a direct subscription basis or an "access" basis through various types of organizations including direct sales, affinity and membership groups, healthcare organizations and retailers, and in both cases, we record these revenues under "Subscriber" in our income statement. We also sell direct to consumers through paid advertising or other per enquiry marketing relationships. When sold to corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a minimum monthly fee plus user fees to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually activate their authorized account. During the six months ended June 30, 2016, we received $28,631 from subscriber revenues.

In addition, MMR has numerous patents issued, pending or applied for pertaining to provisioning of online medical and Personal Health Records in 12 countries of commercial interest including the U.S., and defends its global intellectual property rights through the filing of patent infringement complaints.

We also focus on generating revenues from the licensing of our Health IT and biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees" in our income statement. We have been paid upfront license fees and milestone payments and we recognize those fees as revenue as payments are received. We record those fees as revenue when payments are received. During the six months ended June 30, 2016, we received $0 from license fees revenues.

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

Operating Expenses

The largest component of our operating expenses is our general and administrative expenses, which include personnel salaries and benefits, office rent and supplies, insurance costs, fees for legal and professional services, as well as our expenses for corporate telecommunications and Internet access not associated with our products. Our operating expenses also include sales and marketing expenses (which over time have included expenses associated with attending trade shows and travel costs, as well as a portion of salaries allocated to sales and marketing activities), as well as technology development expenses (which has included expenses related to research and development as well as a portion of personnel salaries allocated to development activities).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and how we apply such pronouncements to our financial statements, see the accompanying notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Competition

The following competitive factors may affect our future performance.

MyMedicalRecords PHR

Although we believe that no other product in the marketplace compares to what we provide in our comprehensive PHR and other offerings, there are other PHR providers in the consumer health information management marketplace today that compete for our services. These include NoMoreClipboard.com, Dossia, WebMD Health Manager, ZweenaHealth, MiVia, and numerous others including patient portals offered by EMR Vendors, health exchanges, and insurance companies, physicians and physician groups hospitals and HMOs for their policyholders and patients. Each of our competitors offers varying PHR products and services for online storage and access to medical records at varying price points depending on any particular service offering.

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

MMRPro also competes with services that may be included in EMR systems that offer doctors the opportunity to make their entire office paperless.

Results of Operations for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015

Revenues

Revenues for the six months ended June 30, 2016 and 2015 were $27,255 and $61,052, respectively, a decrease of $33,797, or 55%, and for the three months ended June 30, 2016 and 2015, were $11,723 and $16,351, respectively, a decrease of $4,628, or 28%. The decrease for the six-month period and quarter was primarily due to a decline in licensing fees and the expiration of certain recurring revenue contracts. Despite the changing environment in the U.S. regarding patent laws, the Company continues to explore opportunities to monetize its domestic and international patent portfolio globally in both health information technology and biotechnology.

Cost of revenue

Cost of revenue for the six months ended June 30, 2016 and 2015 was $118,208 and $134,256, respectively, a decrease of $16,048, or 12%. Cost of revenues for the three months ended June 30, 2016 and 2015 was $98,271 and $60,924, respectively, for an increase of $37,347, or 61%. The decrease was due to the Company's ability to renegotiate with our telecommunications providers resulting in lower costs of goods.

As a result, gross loss for the six months ended June 30, 2016 were $90,953 compared to a gross profit of $73,204 for the six months ended June 30, 2015, for an increase of $17,749 or 24%. Gross loss for the three months ended June 30, 2016 was $86,548 compared to a gross loss of $44,573 for the period ended June 30, 2015, for an increase of $41,975, or 94%.

Operating expenses

Total operating expenses for the six months ended June 30, 2016 and 2015 were $1,131,531 and $1,266,191, respectively, a decrease of $134,660, or 11%. Total operating expenses for the three months ended June 30, 2016 and 2015 were $702,999 and $646,747, respectively, for an increase of $56,252, or 9%. The increase for the quarter period was primarily due to investor relations expenses, and marketing, legal and other expenses.

General and administrative expenses for the six months ended June 30, 2016 and 2015 were $990,971 and $948,496, respectively, an increase of $42,475 or 4%. General and administrative expenses for the three months ended June 30, 2016 and 2015 were $614,774 and $486,503, respectively, for an increase of $128,271 or 26%. The increase for the six month period was primarily due to investor relations expenses, salaries, non-cash compensation expenses, and consulting expenses.

Sales and marketing expenses for the six months ended June 30, 2016 and 2015 were $140,560 and $317,695, respectively, a decrease of $177,135, or 56%. Sales and marketing expenses for the three months ended June 30, 2016 and 2015 were $88,225 and $160,244, respectively, for a decrease of $72,019 or 45%. The decrease for the quarter and six month period was primarily due to lower business development fees and marketing consulting fees.

Interest and Other Finance Charges, Net

Interest and other finance charges for the six months ended June 30, 2016 and 2015 were $122,110 and $146,726, respectively, a decrease of $24,616 or 17%. Interest and other finance charges for the three months ended June 30, 2016 and 2015 were $70,240 and $53,458, respectively, for an increase of $16,728, or 31%. The decrease for the six month period was primarily due to decreased interest expense related to convertible promissory notes.

Net loss

As a result of the foregoing, net loss for the six months ended June 30, 2016 and 2015 was $1,180,494 and $1,434,285, respectively, a decrease of $253,791 or 18%. Net loss for the three month period ended June 30, 2016 and 2015 was $696,641 and $692,942, respectively, for an increase of $3,699, or 1%.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2015 financial statements for the year ended December 31, 2015 related to the uncertainty of our ability to continue as a going concern. As of June 30, 2016, our current liabilities of $8.8 million exceeded our current assets of $0.1 million by $8.7 million.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of June 30, 2016, our current liabilities exceeded our current assets by $8.7 million. Furthermore, during the quarter ended June 30, 2016, we incurred losses of $1,180,494. At the current level of borrowing, we require cash of $275,000 per year to service our debt and, in order to continue operating its business, we use an average of $172,000 cash per month, or $2.06 million per year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Eleventh Amended Note, which had a balance of $2.63 million at June 30, 2016, amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to The RHL Group. At June 30, 2016, we had a Line of Credit with the RHL Group in the amount of $4.5 million. Availability under this Line of Credit, at the lender's discretion, was $1.62 million as of June 30, 2016.

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

Cash Flows for the six months ended June 30, 2016 compared to six months ended June 30, 2015

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $425,017 and $367,470, respectively. In 2016, we had a net loss of $1,180,494, plus non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, amortization of loan discount, and stock compensation expense) of $403,022, plus changes in operating assets and liabilities of $352,455. In 2015, net cash used in operating activities of $367,470 was comprised of a net loss of $1,434,285, plus similar non-cash adjustments of $246,935 plus changes in operating assets and liabilities of $819,880. Compared to 2015, the operating cash flow activities in 2016 were higher primarily due to timing of payments of current liabilities.

Net cash used in investing activities in the six months ended June 30, 2016 and 2015 totaled $2,000 and $152,416, respectively. Compared to 2015, investing activities in 2016 were lower mainly due to a decrease in patent filing costs.

Net cash provided by financing activities in the six months ended June 30, 2016 and 2015 totaled $427,017 and $210,493, respectively. Financing activities primarily included proceeds from Line of Credit. Compared to 2015, financing activities in 2016 were higher primarily due to an increase in proceeds from Line of Credit.

As of June 30, 2016, we had cash and cash equivalents of $0, compared to $0 as of June 30, 2015.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 5 - Commitments and Contingencies under the "Litigation Matters" section of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 10-Q filed with the Securities and Exchange Commission on May 23, 2016 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On June 6, 2016, we granted a total of 10,000,000 shares of restricted stock to an unrelated party at a price of $0.04 per share in consideration of the exercise of warrants effected through a reduction in debt.

On June 7, 2016, we granted a total of 1,750,000 shares of restricted stock to an unrelated party at a price of $0.20 per share in consideration of the exercise of warrants effected through a reduction in debt.

On June 7, 2016, we granted a total of 5,236,625 shares of restricted stock to an unrelated party at a price of $0.02 per share in consideration of a reduction in debt.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits
Exhibit Number	Exhibit Description

10.1	Eleventh Amended and Restated Secured Promissory Note dated June 6, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2016

MMRGlobal, Inc.

By: /s/ Robert H. Lorsch
 Robert H. Lorsch
Chairman, Chief Executive Officer and
President

By: /s/ Bernard Stolar
 Bernard Stolar
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Eleventh Amended and Restated Secured Promissory Note dated June 6, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document