Form 10-Q
period 2016-09-30
MMRGlobal, Inc.
filed 2016-11-21
CIK 1285701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 21, 2016, the issuer had 252,370,616 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements - Unaudited

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, less allowances of $215,483 and $215,483 in 2016 and 2015, respectively	11,744	27,934
Prepaid expenses and other current assets	78,014	-
Total current assets	89,758	27,934

Property and equipment, net	8,346	19,071
Intangible assets, net	569,311	669,603
Total assets	$667,415	$716,608

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit, related party	$1,715,646	$1,002,428
Related party payables	1,920,332	1,385,901
Compensation payable	748,160	727,509
Severance liability	620,613	620,613
Accounts payable and accrued expenses	3,152,583	4,420,585
Convertible notes payable	323,749	323,749
Notes payable, current portion	382,238	369,413
Notes payable, related party	6,743	56,743
Capital leases payable, current portion	13,222	13,221
Total current liabilities	8,883,286	8,920,162
Notes payable, noncurrent	328,133	-
Total liabilities	9,211,419	8,920,162

Commitments and contingencies (See Note 9)

Stockholders' deficit:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding.
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 250,060,616 and 211,851,177 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,099,569	1,059,050
Additional paid-in capital	58,938,322	57,687,270
Accumulated deficit	(68,581,895)	(66,949,874)
Total stockholders' deficit	(8,544,004)	(8,203,554)
Total liabilities and stockholders' deficit	$667,415	$716,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$26,340	$77,664	$53,595	$138,716
Cost of revenues	49,733	45,298	167,941	179,554
Gross profit (loss)	(23,393)	32,366	(114,346)	(40,838)
General and administrative expenses	297,500	383,147	1,288,472	1,331,644
Sales and marketing expenses	87,575	102,504	228,136	420,199
Loss from operations	(408,468)	(453,285)	(1,630,954)	(1,792,681)
Other income	27,799	8,914	191,900	60,750
Interest and other finance charges, net	(70,857)	(44,629)	(192,967)	(191,355)
Net loss	$(451,526)	$(489,000)	$(1,632,021)	$(1,923,286)

Net loss available to common shareholders per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	250,587,899	178,674,759	232,635,531	166,083,438
Diluted	250,587,899	178,674,759	232,635,531	166,083,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Nine Months Ended September 30,
		2016		2015

Operating activities:
Net loss		$(1,632,021)		$(1,923,286)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		111,017		217,208
Gain on write-off of liabilities		(187,871)		-
Warrants issued for services		137,528		11,170
Stock-based compensation		16,188		16,759
Common stock issued for services		-		38,199
Amortization of loan discount		-		55,780
Subtotal - Non-cash adjustments		76,862		339,116
Effect of changes in:
Accounts receivable		16,190		(49,110)
Prepaid expenses and other current assets		88,782		114,744
Accounts payable and accrued expenses		422,057		258,667
Related party payables		534,432		519,315
Compensation payable		20,651		102,925
Deferred revenue		-		(11,050)
Subtotal - net change in operating assets & liabilities		1,082,112		935,491
Net cash used in operating activities		(473,047)		(648,679)

Investing activities:
Purchase of property and equipment		-		(1,252)
Payments for note receivable		(5,452)		-
Net cash used in investing activities		(5,452)		(1,252)

Financing activities:
Book overdraft		(34,483)		56,163
Proceeds from shares issued for financing activities		-		29,774
Proceeds from note payable		-		30,000
Payments of note payable		-		(30,000)
Proceeds on line of credit		512,982		254,601
Net cash provided by financing activities		478,499		340,538
Net increase (decrease) in cash		-		(309,393)
Cash, beginning of period		-		309,393
Cash, end of period		$-		$-

Supplemental disclosures of cash flow information:
Interest paid in cash		$-		$93,268
Income taxes paid in cash		$-		$1,675

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes into common stock	S	-	S	100,800
Shares issued for reduction of payables	S	387,855	S	299,420
Warrants exercised through reduction of payables		$750,000		$-
Conversion of accounts payable to note payable		$328,133		$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MMRGLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

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

Through our wholly-owned operating subsidiary MMR Inc., the Company's primary business is to license and provide secure and easy-to-use online Personal Health Records ("PHR") and MyEsafeDepositBox storage solutions, including a professional offering to physicians' offices and similar organizations known as MMRPro. Starting in 2005, we began filing for patent protection for our PHR products and services, and we now have patents issued, pending, and applied for in numerous countries around the world. As a result, we have evolved from an operating business selling products to also licensing health information technology patents and other intellectual property. In January 2009, as a result of the Merger, we acquired biotech assets and other intellectual property including anti-CD20 antibodies as well as data and samples from the FavId/Specifid vaccine clinical trials for the treatment of B-cell Non-Hodgkin's lymphoma which the Company continues to work towards maximizing the value of those biotech assets including related biotech patents, anti-CD 20 antibodies, and FavId vaccine technologies acquired by MyMedicalRecords, Inc. through the merger with Favrille. We (formerly Favrille) were incorporated in Delaware in 2000, MMR Inc. was incorporated in Delaware in 2005, and both are headquartered in Los Angeles, CA.

Principles of Consolidation

The consolidated financial statements include the accounts of MMRGlobal, and its wholly-owned subsidiaries MMR and MMR Life Sciences Group, Inc. All intercompany transactions and balances are eliminated upon consolidation.

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended September 30, 2016 are not indicative of the results that may be expected for the fiscal year ending December 31, 2016. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Going Concern and Management's Plan

As of September 30, 2016, our current liabilities exceeded our current assets by $8.8 million. Furthermore, during the nine months ended September 30, 2016, we incurred losses of $1,632,021, as further explained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report on Form 10-Q.

At September 30, 2016 and December 31, 2015, we had $0 and $0, respectively, in cash and cash equivalents. Historically, we issued capital stock, sold debt and equity securities and received funds from The RHL Group, Inc. (a significant stockholder that is wholly-owned by our Chairman and Chief Executive Officer, Robert H. Lorsch) to operate our business. Although we received additional funding from The RHL Group pursuant to the Eleventh Amended and Restated Note effective June 6, 2016 (the "Line of Credit"), we will still be required to obtain additional financing in order to meet installment payment obligations and the previously existing obligations under the Line of Credit, which had a balance of $2,953,548 at September 30, 2016 and a total Unpaid Balance (as defined in the Line of Credit) of $3,203,548, which includes amounts borrowed under the Line of Credit, unpaid interest fees, any amounts guaranteed by The RHL Group, and other obligations due The RHL Group pursuant to the terms of the Eleventh Amended and Restated Note and the Security Agreement. As a result of the above, we express uncertainty about our ability to continue as a going concern. The components of the RHL Group Note payable and the related balance sheet presentation as of September 30, 2016 are as follows: $1,715,646, which is included in the Line of Credit, related party; and $1,237,902 related to other obligations due to The RHL Group which are included in related party payables.

Management's plan regarding this matter is to, amongst other things, continue to utilize our available Line of Credit with The RHL Group (see Note 3). As of September 30, 2016, under the original terms, we had approximately $1,296,452 remaining as available under The RHL Group Line of Credit, but we are now in default under the line of credit. Additionally, we plan to continue selling additional debt and equity securities, continue to settle our existing liabilities through issuance of equity securities, explore other debt financing arrangements, continue to increase our existing subscriber and affiliate customer base, sell MMRPro products, and continue efforts to license our intellectual property to obtain additional cash flow over the next twelve months. We cannot assure that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to utilize our available Line of Credit with The RHL Group or obtain suitable alternative debt or equity financing, our ability to execute our business plan and continue as a going concern may be adversely affected.

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

(b) CASH AND CASH EQUIVALENTS

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit or deposit risk on our cash. We had cash and cash equivalents of $0 and $0 as of September 30, 2016 and December 31, 2015, respectively.

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

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2016 and December 31, 2015, the carrying value of accounts receivable, deposits, related party payables, compensation payable, severance liabilities, and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The carrying value of short-term debt approximates fair value as the related interest rates approximate rates currently available to us.

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

(e) IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with ASC 350-30. ASC 350-30 requires that we review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. Our assessment of the undiscounted future cash flows indicated that the carrying amount of the long-lived and intangible assets are recoverable, therefore, we had no impairment charges during the nine months ended September 30, 2016 and 2015.

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

(g) SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with ASC 718-20, Awards Classified as Equity. We apply ASC 718- 20 in accounting for stock-based awards issued to employees under the recognition of compensation expense related to the fair value of employee share-based awards, including stock options and restricted stock. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share- based compensation expense could be materially impacted.

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

We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. We determine assumptions relative to volatility and anticipated forfeitures at the time of grant. No stock options were granted during the nine months ended September 30, 2016. We valued grants of stock options and warrants during the nine months ended September 30, 2016 using the following assumptions.

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

We excluded all potential anti-dilutive common shares from the computation of diluted net loss per common share for the nine months ended September 30, 2016 and 2015 because they were anti-dilutive due to our net loss position. Stock options, warrants and convertible notes excluded from the computation totaled 43,208,730 shares for the nine months ended September 30, 2016 and 33,251,116 shares for the nine months ended September 30, 2015, respectively.

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

The Eleventh Amended Note had a current balance of $2,953,548 at September 30, 2016. The components of the Eleventh Amended Note and the related balance sheet presentation as of September 30, 2016 are as follows: $1,715,646, which is included in the Line of Credit, related party; and $1,237,902 for other obligations due to The RHL Group, which is included in related party payables.

Total interest expense on the Line of Credit for the three months ended September 30, 2016 and 2015 amounted to $70,925 and $36,699, respectively. Total interest expense on the Line of Credit for the nine months ended September 30, 2016 and 2015 amounted to $200,237 and $102,433, respectively. The unpaid interest balances as of September 30, 2016 and December 31, 2015 were $321,737 and $60,257, respectively.

In conjunction with the Eleventh Amended Note, we were required to maintain certain financial covenants, including the requirement that we have at least $200,000 of cash in our bank accounts or such other amount as necessary to maintain operations through the subsequent thirty (30) days and timely pay any obligations due respecting payroll and all associated payroll taxes at any time during the term of the Note. As of November 21st, the Company was not in compliance with certain of the financial covenants and The RHL Group has not waived any of the covenants.

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

Pursuant to ASC 740, Income Taxes, we performed an analysis of previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of September 30, 2016.

MMR Inc., in its capacity as the operating company taking over our income tax positions in addition to its own positions after January 27, 2009 (see Note 1), has estimated its annual effective tax rate to be zero. MMRGlobal has based this on an expectation that the combined entity will generate net operating losses in 2016, and it is not likely that those losses will be recovered using future taxable income. Therefore, no provision for income tax has been recorded as of and for the nine months ended September 30, 2016.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

Effective September 1, 2013, we renewed our lease for office space in Los Angeles, California with a term through August 31, 2018. The lease currently requires a monthly payment of $8,250. Total rent expense for the nine months ended September 30, 2016 and 2015 were $79,335 and $86,854 respectively. Future minimum lease payments as of September 30, 2016, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases

2016 (Remainder of)	$24,750	$13,222
2017	99,000	-
2018	66,000	-
Total minimum lease payments	$189,750	$13,222

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

On December 9, 2011, MyMedicalRecords, Inc. entered into a Non-Exclusive Settlement and Patent License Agreement with Surgery Center Management LLC ("SCM"). In consideration for the rights granted under that Agreement and in consideration of a settlement and release agreement, SCM contracted to pay MyMedicalRecords, Inc. an initial payment of $5 million payable on December 23, 2011, and additional payments of $5 million per year for five consecutive years. After unsuccessful attempts to collect the past due amount of $5 million, on January 19, 2012, MyMedicalRecords, Inc. filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles for breach of contract. On February 13, 2014, SCM filed a cross-complaint alleging claims for breach of that contract, among other things, which SCM has amended twice. On September 29, 2016, the court granted a motion for summary judgment filed by Robert Lorsch, a cross-defendant. The case between MyMedicalRecords, Inc. and SCM began trial on November 1, 2016.  MyMedicalRecords, Inc. will continue to pursue its claim and defenses, but the Company cannot predict the chances of either a favorable or unfavorable outcome, nor does the Company have sufficient information regarding its ability to collect any judgment MyMedicalRecords, Inc. may obtain against SCM.

On April 2, 2015, the Company and Stradling Yocca Carlson & Rauth, P.C. ("SYCR"), were notified of the determination of an arbitrator in regards to disputes over amounts of monies due SYCR regarding prior services rendered. SYCR and the Company had previously agreed to a non-binding arbitration of the matter. The Company received an award in favor of SYCR in the amount of $285,000 which the Company disputed, notwithstanding, that it represented a reduction of SYCR's original $571,000 claim or $286,000 in favor of the Company. On September 1, 2016, the Company settled with SYCR through the signing of an eighteen-month unsecured Promissory Note in the amount of $328,133.

Two separate MyMedicalRecords health IT patents were accepted by the Australia Patent Office in 2015 and subject to Opposition. On January 8, 2015, Australia Patent Application No. 2011307287, "Universal Patient Record Conversion Tool," was accepted by the Australia Patent Office. An opposition was filed on April 21, 2015 by The Crown in the Right of the Commonwealth of Australia (Department of Health). A second opposition was filed on April 22, 2015 by the Medical Software Industry Association, Inc. which aligned itself with the Crown.  In the interim, a divisional application, Australia Patent Application No.2015201900, was filed on October 15, 2015.  Rather than continue to bear the legal costs of defending these patents before the Governmental Department of Health, MMR determined it was in the Company's best interest to withdraw the patent and the divisional application and this action was officially acknowledged by the Australian Government on August 4, 2016, thereby ending any further opposition.  Separately, Australia Patent Application No. 2013212253, "Mobile Platform for Personal Health Records," was also accepted by the Australia Patent Office after which oppositions were filed.  Subsequently, the Company filed a request this quarter for withdrawal of the disputed application and also surrender of a related innovation patent No. 2015101556.  The Australian Government acknowledged these actions on September 13, 2016 and we do not expect any further potential litigation in this matter. MMR continues to maintain two previously issued Australia health IT patents under the title "Method and System for Providing Online Medical Records": Patent No. 2006202057 issued on May 29, 2008 and Patent No. 2008202401 issued on December 24, 2009.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. As of September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

Common Stock

As of September 30, 2016, we are authorized to issue 1,250,000,000 shares of common stock.

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

As of September 30, 2016, the total shares of our common stock issued and outstanding amounted to 252,370,616.

NOTE 7 - EQUITY ISSUANCES

Stock Option Activity

Our 2001 Equity Incentive Plan (the "2001 Plan") expired on June 5, 2011 and no options were issued under the 2001 Plan since that date. As of September 30, 2016, 2,626,911 shares remain issued under the 2001 Plan.

On September 1, 2011, our Board of Directors approved the adoption of a new plan to replace the 2001 Plan under the same general terms as the 2001 Plan. On June 20, 2012, our stockholders voted and approved the 2011 Equity Incentive Plan (the " 2011 Plan") at our 2012 Annual Stockholder Meeting. As of September 30, 2016, 2.65 million shares remain issued under the 2011 Plan, and 7.29 million shares of our common stock are reserved for future issuance under our 2011 Plan, which includes an automatic 1 million share annual increase pursuant to the terms of the 2011 Plan and a 5 million share increase authorized during our 2013 Annual Stockholder's Meeting.

A summary of option activity for the nine months ended September 30, 2016 is presented below. Options granted by MMR Inc. prior to the date of the Merger have been retroactively restated to reflect the conversion ratio of MMR Inc. to MMR shares

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2015	7,488,345	$0.50	3.62	$-
Granted	-	-
Exercised	-	-
Cancelled	(2,208,052)	0.65
Outstanding at September 30, 2016 (Unaudited)	5,280,293	$0.45	4.15	$-

Vested and expected to vest
at September 30, 2016 (Unaudited)	5,280,293	$0.45	4.15	$-

Exercisable at September 30, 2016 (Unaudited)	5,280,293	$0.45	4.15	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

There were no options issued during the nine months ended September 30, 2016.

Total stock option expenses recorded during the nine months ended September 30, 2016 and 2015 were $16,188 and $16,759, respectively, and is reflected in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
	Price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price

	$0.25 - 0.45	2,560,000	5.11	$0.35	2,560,000	5.11	$0.35
	$0.50 - 0.75	2,520,293	3.21	$0.55	2,520,293	3.21	$0.55
$	> 0.75	200,000	3.71	$0.90	200,000	3.71	$0.90
		5,280,293			5,280,293

Warrants

During the nine months ended September 30, 2016, there were 40,227,714 warrants issued. During the nine months ended September 30, 2016, 11,750,000 warrants were exercised, which was paid by the reduction of our accounts payable balance owed to the vendor/warrant holder in the aggregate amount of $750,000.

A summary of the activity of our warrants for the nine months ended September 30, 2016 is presented below:

		Weighted Avg
	Shares	Exercise Price
Outstanding at December 31, 2015	11,428,610	$0.30
Granted	40,227,714	0.02
Exercised	(11,750,000)	0.06
Cancelled	(3,333,818)	0.49
Outstanding at September 30, 2016 (Unaudited)	36,572,506	$0.06

Exercisable at September 30, 2016 (Unaudited)	34,539,173	$0.06

Total warrant expenses recorded during the nine months ended September 30, 2016 and 2015 were $137,528 and $11,170, respectively.

The following summarizes the total warrants outstanding and exercisable as of September 30, 2016:

	Warrants Outstanding			Warrants Exercisable
	Warrants	Weighted Avg	Weighted Avg	Warrants	Weighted Avg	Weighted Avg
Ranges	Outstanding	Remaining Life	Exercise Price	Exercisable	Remaining Life	Exercise Price

$0.02 - $0.30	35,794,569	2.61	$0.05	33,761,236	2.59	$0.05
$0.30 - $0.50	255,000	0.53	0.50	255,000	0.53	0.50
Greater $0.50	522,937	0.58	1.05	522,937	0.58	1.05

	36,572,506			34,539,173

The inputs used for the Black-Scholes option and warrant valuation model were as follows:

Expected life in years	2 - 5 Years
Stock price volatility	79%
Risk free interest rate	0.04 - 1.38%
Expected dividends	None
Forfeiture rate	0%

Shares Issued for Services or Reduction to Liabilities

During the nine months ended September 30, 2016, we issued 28,769,439 shares of common stock with a value of $387,855 to various third parties and charged the proceeds to the appropriate accounts for the following reasons:

	Nine Months Ended September 30, 2016

Purpose	Shares	Value

Services provided	-	$-
Reduction of payables	28,769,439	387,855
Totals	28,769,439	$387,855

The 28,769,439 issued shares were not contractually restricted. However, as these shares have not been registered under the Securities Act of 1933, as amended (the "Act"), they are restricted from sale until they are registered under the Act, or qualify for resale under the rules promulgated under the Act. All such shares were calculated at the trading closing price on the date of issuance.

Stock Bonus Agreements

From time to time, we issue shares of our common stock as a bonus for services rendered. Stock bonuses may be awarded upon satisfaction of specified performance goals pursuant to the Performance Stock Bonus Agreement.

On each grant date, we valued the stock bonus based on the share price and the expenses were amortized using the straight line method. Total stock bonus expenses recorded during the nine months ended September 30, 2016 and 2015 were $0 and $0, respectively and are reflected in operating expenses in the accompanying consolidated statements of operations.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	September 30,	December 31,
	2016	2015

Promissory notes payable due to the former officers of MMRGlobal as part of severance packages, due in full on August 31, 2009 with no stated interest	$76,783	$76,783

Promissory notes payable due to the former officers of MMRGlobal pursuant to the Resignation and Post-Merger Employment Arrangement, due in full on August 31, 2009 with no stated interest	25,444	25,444

Promissory notes payable due to vendors relating to settlement of certain outstanding accounts payable, payable in 18 equal monthly installments commencing on July 27, 2009 and ending on January 27, 2011, with no stated interest	223,116	223,116

Short-term loan due to a third-party with 6% interest	56,896	44,070

Long term note payable relating to legal accounts payable, payable in full on March 30, 2018 with 10% interest per annum	328,133	-

	710,372	369,413
Less: current portion	(382,239)	(369,413)
Notes payable, less current portion	$328,133	$-

Short term loan due to a related-party, payable in full on January 2, 2014 with 12% interest	$6,743	$6,743

Short term loan due to a related-party, payable in full on May 31, 2014 with 12% interest	-	50,000

Notes payable related party, current portion	6,743	56,743

Less: current portion	(6,743)	(56,743)
Notes payable related party, less current portion	$-	$-

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

From time to time, we issue Convertible Promissory Notes. As of September 30, 2016, a total of $323,749 in convertible notes remained outstanding and have matured. However, the Company and the Holders have agreed to keep the balance as a Note Payable and the note holders have elected not to convert their note balances into shares of our common stock as of September 30, 2016.

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

During the third quarter of 2016, we did not enter into any Convertible Promissory Notes.

Shares issuable upon conversion for convertible notes payable was 1,355,932 as of September 30, 2016.

The total interest expense attributed to the Beneficial Conversion Feature of the Notes and related warrants for the nine months ended September 30, 2016 and 2015 was $0 and $55,780, respectively.

NOTE 10 - RESTRUCTURING ACTIVITIES

In connection with the merger with Favrille, Inc. in 2009, we signed promissory notes with certain former executives totaling $76,783.

As of September 30, 2016, the total remaining severance liabilities amounted to $620,613, which is reflected as severance liability on the accompanying consolidated balance sheets. This consists of $571,362 payable to former non-executive employees.

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

The RHL Group is an investment holding company which provides consulting, operational and technical services to us, which we refer to as the RHL Services. As part of the RHL Services, The RHL Group provides us with unrestricted access to its internal business and relationship contact database of more than 10,000 persons and entities, which includes clients of The RHL Group and other individuals which may hold value to us. The RHL Group also provides infrastructure support to us, including allowing us unlimited access to its facilities, equipment, and data, information management and server systems. In addition to allowing us the use of its office support personnel, The RHL Group has also consented to allow us to utilize the full-time services of Mr. Lorsch as our President, Chairman and Chief Executive Officer, which requires substantial time and energy away from his required duties as The RHL Group's Chairman and Chief Executive Officer. In addition, The RHL Group has made Kira Reed, available as our spokesperson. Ms. Reed, who is Mr. Lorsch's spouse, also manages our social networking activities.

In consideration for the above, The RHL Group, Inc. has a consulting arrangement with MMR. A copy of the consulting agreement is filed as an exhibit in our Form 8-K, as filed with the SEC on May 4, 2009 and is hereby incorporated by reference.

We incurred $37,500 during the nine months ended September 30, 2016 and 2015, toward marketing consulting services from Bernard Stolar, a director. We included $260,523 and $206,272 in related party payables as of September 30, 2016 and December 31, 2015, respectively, in connection with these services and board fees.

We contract with a significant vendor for the development and maintenance of the software applications necessary to run our MyMedicalRecords PHR, MyEsafeDepositBox and MyMedicalRecords Pro products. Our outside developer supports our software development needs through a team of software engineers, programmers, quality control personnel and testers, who work with our internal product development team on all aspects of application development, design, integration and support of our products. This vendor is also a stockholder. For the nine months ended September 30, 2016 and 2015, the total expenses relating to this stockholder amounted to $90,000 and $90,000, respectively. In addition, we capitalized $0 of software development costs for the quarter ended September 30, 2016. As of September 30, 2016 and December 31, 2015, the total amounts due to the stockholder and included in related party payables amounted to $195,000 and $105,000 respectively.

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

Starting in 2005, we began filing for patent protection for our PHR products and services. Over the last eight years, these patents have been in the process of issuance and we now have patents issued, pending, and applied for in numerous countries around the world. MMR's most recent health IT patent was issued in Singapore on July 26, 2016 as Patent No. 189139, titled "Universal Patient Record Conversion Tool." We are also continuing to file new patent applications and continuation applications. As a result, we have evolved from an operating business selling products and services to consumers and healthcare professionals to a company whose value proposition is based on a combination of factors including:

  A Personal Health Records company specializing in storing and sharing medical records and other important documents for consumers and healthcare professionals
  A document imaging and management company for healthcare professionals
  A licensor of Health Information Technology patents and other Intellectual Property in numerous countries around the world
  A licensor of Bio-technology patents and other Bio-technology Intellectual Property and patient samples.in numerous countries around the world

Tbe Company acquired a portfolio of biotech assets developed at a cost of more than $100 million from the Favrille, Inc. Merger completed in January 2009. These assets include, but are not limited to, the exploitation and licensing of patents globally, data and samples from our pre-Merger clinical vaccine trials, the FavId/Specifid idiotype vaccine, and anti-CD20 antibodies. To date, patents for our biotechnology IP have been issued in Australia, China, Japan, Mexico, Singapore, South Korea and European territories in addition to the United States. Two China patents for our monoclonal anti-CD20 antibodies intellectual property titled "Antibodies and Methods for Making and Using Them," were issued most recently as Patent Nos. 201310355119.6 and 200780051557.6 on February 24, 2016.

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

Source of Revenues

MMR remains focused on its primary Health IT business of selling the MyMedicalRecords PHR and MMRPro document and imaging systems for healthcare professionals. We derive revenues from the provision of services, which are comprised of facilitating electronic access to consumer medical records and other vital documents through subscribers on a direct subscription basis or an "access" basis through various types of organizations including direct sales, affinity and membership groups, healthcare organizations and retailers, and in both cases, we record these revenues under "Subscriber" in our income statement. We also sell direct to consumers through paid advertising or other per enquiry marketing relationships. When sold to corporations, affinity and membership organizations, hospitals and other business to business customers, we charge a minimum monthly fee plus user fees to the organization based on the number of users who will have access to our services through such organization, whether or not such users actually activate their authorized account. During the nine months ended September 30, 2016, we received $54,971 from subscriber revenues.

In addition, MMR has numerous patents issued, pending or applied for pertaining to provisioning of online medical and Personal Health Records in 12 countries of commercial interest including the U.S., and defends its global intellectual property rights through the filing of patent infringement complaints.

We also focus on generating revenues from the licensing of our Health IT and biotech assets, which may include non-refundable license and up-front fees, non-refundable milestone payments that are triggered upon achievement of a specific event and future royalties or lump-sum payments on sales of related products. We record these licensing revenues under "License Fees" in our income statement. We have been paid upfront license fees and milestone payments and we recognize those fees as revenue as payments are received. We record those fees as revenue when payments are received. During the nine months ended September 30, 2016, we received $0 from license fees revenues.

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

MMR also plans on entering the medical Cannabis industry by entering into strategic relationships with a group of existing operating companies located domestically and internationally through leveraging MMR's access to the public markets and utilizing our health information technology products, services, and experience to support development stage Cannabis-related businesses. The Company is already talking with groups in Oregon, California, Washington, Canada, and Australia. The Company also perceives opportunities in using its significant tax loss carryforwards while providing access to its proprietary health information technology products, services, and experience to support development stage Cannabis-related businesses.

The Company plans on helping early stage companies entering the Cannabis marketplace attract funding and management expertise while giving them the ability to tap into the public markets for financing of facilities, product distribution, market research, and consulting services. Through MMR's strategic relationships, the Company plans on offering branded products and a suite of vertically integrated services supported by experienced consultants, developers, and manufacturers to assist in the growth and expansion of Cannabis-related businesses. Using the Company's patient Personal Health Records products and services, MMR represents the opportunity to also provide branded patient tracking and operating solution supporting the clinical application of Cannabinoid (CBD) products to improve the health of people suffering from chronic illness and diseases.

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

Results of Operations for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015

Revenues

Revenues for the nine months ended September 30, 2016 and 2015 were $53,595 and $138,716, respectively, a decrease of $85,121, or 61%, and for the three months ended September 30, 2016 and 2015, were $26,340 and $77,664, respectively, a decrease of $51,324, or 66%. The decrease for the nine month period and quarter was primarily due to a decline in licensing fees and the expiration of certain recurring revenue contracts. Despite the changing environment in the U.S. regarding patent laws, the Company believes that recent changes in government will help give the Company more opportunities to monetize its domestic health information technology patent portfolio domestically and globally in both health information technology and biotechnology.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2016 and 2015 was $167,941 and $179,554, respectively, a decrease of $11,613, or 6%. Cost of revenues for the three months ended September 30, 2016 and 2015 was $49,733 and $45,298, respectively, for an increase of $4,435, or 10%. The decrease was due to the Company's ability to renegotiate with our telecommunications providers resulting in lower costs of goods.

As a result, gross loss for the nine months ended September 30, 2016 was $114,346 compared to a gross loss of $40,838 for the nine months ended September 30, 2015, for an increase of $73,508 or 180%. Gross loss for the three months ended September 30, 2016 was $23,393 compared to a gross profit of $32,366 for the period ended September 30, 2015, for a decrease of $55,759, or 172%.

Operating expenses

Total operating expenses for the nine months ended September 30, 2016 and 2015 were $1,516,608 and $1,751,843, respectively, a decrease of $235,235, or 13%. Total operating expenses for the three months ended September 30, 2016 and 2015 were $385,075 and $485,651, respectively, for a decrease of $100,576, or 21%. The decrease for the quarter period was primarily due to decrease in investor relations expenses, and marketing, legal and other expenses.

General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $1,288,472 and $1,331,644, respectively, a decrease of $43,172 or 3% General and administrative expenses for the three months ended September 30, 2016 and 2015 were $297,500 and $383,147, respectively, for a decrease of $85,647 or 22%. The decrease for the nine month period was primarily due to decrease in investor relations expenses, salaries, non-cash compensation expenses, and consulting expenses.

Sales and marketing expenses for the nine months ended September 30, 2016 and 2015 were $228,136 and $420,199, respectively, a decrease of $192,063, or 46%. Sales and marketing expenses for the three months ended September 30, 2016 and 2015 were $87,575 and $102,504, respectively, for a decrease of $14,929 or 15%. The decrease for the quarter and nine month period was primarily due to lower business development fees and marketing consulting fees.

Interest and Other Finance Charges, Net

Interest and other finance charges for the nine months ended September 30, 2016 and 2015 were $192,967 and $191,355, respectively, an increase of $1,612 or 1%. Interest and other finance charges for the three months ended September 30, 2016 and 2015 were $70,857 and $44,629, respectively, for an increase of $26,228, or 59%. The increase for the nine month period was primarily due to interest expense related to convertible promissory notes.

Net loss

As a result of the foregoing, net loss for the nine months ended September 30, 2016 and 2015 was $1,632,021 and $1,923,286, respectively, a decrease of $291,265 or 15%. Net loss for the three month period ended September 30, 2016 and 2015 was $451,526 and $489,000, respectively, for a decrease of $37,474, or 8%.

Going Concern

As more fully described in Note 1 to the consolidated financial statements appearing above in this Quarterly Report on Form 10-Q, our independent registered public accounting firm included an explanatory paragraph in their report on our 2015 financial statements for the year ended December 31, 2015 related to the uncertainty of our ability to continue as a going concern. As of September 30, 2016, our current liabilities of $8.8 million exceeded our current assets of $0.1 million by $8.7 million.

For a description of our management's plan regarding our ability to continue as a going concern, please see Note 1 to the financial statements included above.

Liquidity and Capital Resources

As of September 30, 2016, our current liabilities exceeded our current assets by $8.8 million. Furthermore, during the quarter ended September 30, 2016, we incurred losses of $1,632,021. At the current level of borrowing, we require cash of $275,000 per year to service our debt and, in order to continue operating its business, we use an average of $172,000 cash per month, or $2.06 million per year.

In addition to the above cash burn from operations, we will be required to obtain additional financing in order to meet the obligations for installment payments of $621,000 under the Creditor Plan and our obligations under the secured indebtedness to The RHL Group under the Eleventh Amended Note, which had a balance of $2.94 million at September 30, 2016, amongst other debt obligations. Such obligations are currently due and payable pursuant to the terms of the notes.

To finance our activities, we have relied on the issuance of stock and debt to The RHL Group. At September 30, 2016, we had a Line of Credit with the RHL Group in the amount of $4.5 million. Availability under this Line of Credit, at the lender's discretion, was $1.30 million as of September 30, 2016.

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

Cash Flows for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $473,047 and $648,679, respectively. In 2016, we had a net loss of $1,632,021, plus non-cash adjustments (depreciation, amortization, common stock and warrants issued for services and interest, amortization of loan discount, conversion of accounts payable to note payable, and stock compensation expense) of $404,995, plus changes in operating assets and liabilities of $753,979. In 2015, net cash used in operating activities of $648,679 was comprised of a net loss of $1,923,286, plus similar non-cash adjustments of $339,116 plus changes in operating assets and liabilities of $648,679. Compared to 2015, the operating cash flow activities in 2016 were lower primarily due to timing of payments of current liabilities.

Net cash used in investing activities in the nine months ended September 30, 2016 and 2015 totaled $5,452 and $1,252, respectively. Compared to 2015, investing activities in 2016 were higher mainly due to an increase in note receivables payments.

Net cash provided by financing activities in the nine months ended September 30, 2016 and 2015 totaled $478,499 and $340,538, respectively. Financing activities primarily included proceeds from Line of Credit. Compared to 2015, financing activities in 2016 were higher primarily due to an increase in proceeds from Line of Credit.

As of September 30, 2016, we had cash and cash equivalents of $0, compared to $0 as of September 30, 2015.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 5 - Commitments and Contingencies under the "Litigation Matters" section of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by us since our previous disclosure on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2016 involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each offer and sale was exempt from registration under either Section 4(2) of the Securities Act or Rule 506 under Regulation D of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends:

On September 9, 2016, we granted 2,310,000 shares of Common Stock at $0.02 per share to a vendor in exchange for a reduction in payables.

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

Date: November 21, 2016

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